Form 10-Q
period 2013-09-30
QTS Realty Trust, Inc.
filed 2013-11-20
CIK 1577368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36109

QTS Realty Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-2809094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12851 Foster Street, Overland Park, Kansas	66213
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (913) 312-5503

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 28,839,774 shares of Class A common stock, $.01 par value per share, and 133,000 shares of Class B common stock, $0.01 par value per share, outstanding on November 20, 2013.

EXPLANATORY NOTE

This quarterly report of QTS Realty Trust, Inc. (the “Company”) including the financial statements of both the Company and the Company’s predecessor, QualityTech, LP, a Delaware limited partnership. The financial statements of the Company covered in this report present the financial condition of the Company prior to the consummation of the Company’s initial public offering of its Class A common stock (the “Offering”) and formation transactions. Due to the timing of the Offering and the formation transactions, the results of operations discussion set forth in this report are not necessarily indicative of the future results of operations of the Company as a publicly-held company. The information provided in this report only reflects the financial condition of the Company as of September 30, 2013. The condensed consolidated financial statements for the Company’s predecessor are not necessarily indicative of the Company’s results of operations, cash flows or financial position following the completion of the Offering and formation transactions.

QTS Realty Trust, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QTS REALTY TRUST, INC.

BALANCE SHEET

As of September 30, 2013 (Unaudited)

(Dollars in Thousands)

ASSETS
Cash and cash equivalents	$1
Deferred offering costs	2,223

TOTAL ASSETS	$2,224

LIABILITIES AND STOCKHOLDER’S EQUITY
Due to affiliates	$2,223

TOTAL LIABILITIES	2,223

STOCKHOLDER’S EQUITY
Common stock, $0.01 par value, 100,000 shares authorized, 1,000 shares issued and outstanding	1

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$2,224

See accompanying notes to financial statement.

NOTES TO FINANCIAL STATEMENT (interim and unaudited)

1. Organization and Description of Business

QTS Realty Trust, Inc. (the “Company”) was formed as a Maryland corporation on May 17, 2013. On October 15, 2013, the Company completed its initial public offering of 14,087,500 shares of Class A common stock, $0.01 par value per share (the “Offering”), including shares issued pursuant to the underwriters’ option to purchase additional shares which was exercised in full, and received net proceeds of approximately $283 million. The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”), for U.S. federal income tax purposes, commencing with its taxable year ending December 31, 2013.

Prior to the Offering, the Company had no assets other than cash and deferred offering costs, and had not had any operations other than the issuance of 1,000 shares of common stock to Chad L. Williams in connection with its initial capitalization. As of September 30, 2013, the shares of common stock of the Company were issued to Chad L. Williams in consideration for $1,000, which was paid on July 2, 2013.

Concurrently with the completion of the Offering, the Company consummated a series of transactions, including the merger of General Atlantic REIT, Inc. with QTS, pursuant to which it became the sole general partner and majority owner of the Quality Tech, LP, a Delaware limited partnership (the “Operating Partnership”). Substantially all of the Company’s assets are held by, and the Company’s operations are conducted through, the Operating Partnership. The Company contributed the net proceeds received from the Offering to the Operating Partnership in exchange for partnership units therein. Following the Offering, the Company owned approximately 78.8% of the interests in the Operating Partnership. The Company’s interest in the Operating Partnership entitles the Company to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership. As the sole general partner of the Operating Partnership, the Company generally has the exclusive power under the partnership agreement to manage and conduct its business and affairs, subject to certain limited approval and voting rights of the limited partners. The Company’s board of directors manages its business and affairs.

2. Basis of Presentation and Accounting Policies

Basis of Presentation—The accompanying financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results may differ from these estimates and assumptions.

Cash and Cash Equivalents—The Company considers all demand deposits and money market accounts purchased with a maturity date of three months or less at the date of purchase to be cash equivalents. The Company’s account balances at one or more institutions periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is concentration of credit risk related to amounts on deposit in excess of FDIC coverage. The Company mitigates this risk by depositing a majority of its funds with several major financial institutions. The Company also has not experienced any losses and, therefore, does not believe that the risk is significant.

3. Income Taxes

The Company intends to elect to be taxed, and to operate in a manner that will allow it to qualify as, a REIT for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2013.

As a REIT, the Company will be permitted to deduct dividends paid to its stockholders, eliminating the federal taxation of income represented by such dividends at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates.

Operating as a REIT, the Company will be required to distribute at least 90% of its REIT taxable income to its stockholders on an annualized basis.

4. Deferred Offering Costs

In connection with the Offering, the Company incurred certain legal, accounting and related costs which are reflected as deferred offering costs.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

As of September 30, 2013 (unaudited) and December 31, 2012 (in thousands)

	September 30, 2013 (unaudited)	December 31, 2012
ASSETS
Real Estate Assets
Land	$30,518	$24,713
Buildings and improvements	711,238	622,506
Less: Accumulated depreciation	(128,703)	(102,900)

	613,053	544,319

Construction in progress	106,630	87,609

Real estate assets, net	719,683	631,928

Cash and cash equivalents	6,504	8,232
Restricted cash	—	146
Rents and other receivables, net	12,530	11,943
Acquired intangibles, net	6,850	9,145
Deferred costs, net	19,190	15,062
Prepaid expenses	2,521	1,011
Other assets, net	14,669	7,976

TOTAL ASSETS	$781,947	$685,443

LIABILITIES
Mortgage notes payable	$89,376	$171,291
Unsecured credit facility	520,000	—
Secured credit facility	—	316,500
Capital lease obligations	1,995	2,491
Accounts payable and accrued liabilities	34,294	36,001
Advance rents, security deposits and other liabilities	3,255	3,011
Deferred income	7,561	6,745
Derivative liability	547	767
Member advances and notes payable	—	26,958

TOTAL LIABILITIES	657,028	563,764

PARTNERS’ CAPITAL

Partners’ capital	124,919	121,679

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$781,947	$685,443

The balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

For the three and nine months ended September 30, 2013 and 2012 (in thousands)

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2013	2012	2013	2012
Revenues:
Rental	$37,595	$30,037	$106,184	$89,553
Recoveries from customers	3,603	2,296	9,925	6,785
Cloud and managed services	4,393	3,842	12,828	10,725
Other	429	79	1,521	523

Total revenues	46,020	36,254	130,458	107,586

Operating expenses:

Property operating costs	15,638	13,082	44,930	38,638
Real estate taxes and insurance	1,101	1,261	3,304	2,786
Depreciation and amortization	12,136	8,902	34,197	25,296
General and administrative	10,097	8,672	29,387	25,859
Transaction costs	—	404	—	404
Restructuring charge	—	—	—	3,291

Total operating expenses	38,972	32,321	111,818	96,274

Operating income	7,048	3,933	18,640	11,312

Other income and expense:
Interest income	4	8	17	54
Interest expense	(4,343)	(6,646)	(15,977)	(19,039)
Other expense, net	—	—	(3,277)	(1,434)

Income (loss) before gain on sale of real estate	2,709	(2,705)	(597)	(9,107)
Gain on sale of real estate	—	948	—	948

Net income (loss)	2,709	(1,757)	(597)	(8,159)
Unrealized gain (loss) on swaps	8	(406)	220	(758)

Comprehensive income (loss)	$2,717	$(2,163)	$(377)	$(8,917)

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED AND IN THOUSANDS)

	Partnership Units		Capital Accounts
	LP Units	GP Units	LP Units	GP Units	Total
Balance, December 31, 2012	21,974	1	$121,679	$—	$121,679

Equity-based compensation expense, net of equity awards repurchased	—	—	1,292	—	1,292
Member advances exchanged for LP units	400	—	10,000	—	10,000
Partnership distributions	—	—	(7,675)	—	(7,675)
Net loss	—	—	(597)	—	(597)
Other comprehensive income	—	—	220	—	220

Balance, September 30, 2013	22,374	1	$124,919	$—	$124,919

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended September 30, 2013 and 2012 (in thousands)

	2013	2012
Cash flow from operating activities:

Net loss	$(597)	$(8,159)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	32,701	24,351
Amortization of deferred loan costs	2,193	2,582
Equity-based compensation expense	1,305	303
Write off of deferred loan costs relating to retired debt	2,031	1,434
Restructuring charge	—	3,291
(Gain) loss on sale/disposal of property	—	(948)
Changes in operating assets and liabilities
Rents and other receivables, net	(587)	1,179
Accrued interest on member advances	—	1,726
Prepaid expenses	(1,510)	(719)
Restricted cash	146	1,013
Other assets	291	134
Accounts payable and accrued liabilities	(4,888)	1,126
Advance rents, security deposits and other liabilities	244	(1,447)
Deferred income	816	1,106

Net cash provided by operating activities	32,145	26,972

Cash flow from investing activities:
Proceeds from sale of property	—	1,549
Acquisition of real estate	(21,174)	—
Additions to property and equipment	(102,924)	(86,351)

Net cash used in investing activities	(124,098)	(84,802)

Cash flow from financing activities:

Credit facility proceeds	563,500	375,000
Debt repayment	(456,994)	(366,308)
Payment of swap liability	—	(4,377)
Payment of deferred financing costs	(4,483)	(4,591)
Partnership distributions	(7,633)	—
Repurchase of equity awards	(13)	—
Principal payments on capital lease obligation	(496)	(237)
Scheduled mortgage principal debt repayments	(1,880)	(2,390)
Equity isuance costs	(1,776)	—
Equity proceeds, net of costs	—	60,000

Net cash provided by financing activities	90,225	57,097

Net decrease in cash and cash equivalents	(1,728)	(733)

Cash and cash equivalents, beginning of period	8,232	7,342

Cash and cash equivalents, end of period	$6,504	$6,609

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs)	$14,265	$16,617

Noncash investing and financing activites:
Accrued capital additions	$20,939	$26,456

Accrued deferred financing costs	$990	$—

Accrued equity issuance costs	$447	$—

Member advances exchanged for LP units	$10,000	$—

See accompanying notes to financial statements

QUALITYTECH, LP

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business

QualityTech, LP (the “Operating Partnership” or the “Company”) was formed in October 2009 as a Delaware limited partnership among Chad L. Williams, the Company’s Chairman and Chief Executive Officer, certain other partners and a subsidiary of General Atlantic LLC to own and operate data center properties and the managed service business previously owned by entities controlled by Chad L. Williams.

QualityTech GP, LLC (the “General Partner”) was the Company’s general partner. The General Partner was formed in October 2009 as a Delaware limited liability company and was wholly owned by Chad L. Williams. Certain of the Company’s partners, including the General Partner, are parties to a unit holders’ agreement that provides for certain matters regarding transfer of partnership interests in the Company, the Company’s governance and the Company’s ownership, including requiring specified approvals for certain major decisions.

The Company will continue indefinitely until dissolved as provided in the Partnership Agreement. Each of the subsidiary limited liability companies owned by the Company will continue indefinitely until dissolved as provided by their respective limited liability company agreements.

QTS Realty Trust, Inc. was formed as a Maryland corporation on May 17, 2013. QTS Realty Trust, Inc. (“QTS”) did not have any operating activity until the consummation of its initial public offering on October 15, 2013. Concurrently with the completion of the initial public offering, QTS and the Company consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. Upon completion of the initial public offering and the formation transactions, substantially all of QTS’ assets are held by, and its operations are conducted through, the Company, for which QTS became the general partner and owns approximately 78.8%.

In connection with the public offering, and as of September 30, 2013, Quality Tech, LP has incurred $2.2 million of certain legal, accounting and initial related costs on behalf of QTS Realty Trust, Inc. which are reflected in Other Assets in the Company’s Interim Consolidated Balance Sheets.

QTS Realty Trust, Inc. intends to elect to be taxed, and to operate in a manner that will allow it to qualify as, a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2013.

2.	Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets, allowances for doubtful accounts and deferred tax assets; and the valuation of derivatives, fixed assets, acquired intangible assets and certain accruals.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of QualityTech, LP and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the financial statements.

Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful life are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of

20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. The aggregate depreciation charged to operations was $9.7 million and $7.6 million for the three months ended September 30, 2013 and 2012, respectively, and $27.2 million and $21.5 million for the nine months ended September 30, 2013 and 2012, respectively.

The Company capitalizes certain development costs, including internal costs, incurred in connection with redevelopment of data center facilities. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect costs) begins when redevelopment efforts commence and ends when the asset is ready for its intended use. Capitalization of such costs, excluding interest, aggregated to $2.4 million and $1.8 million for the three months ended September 30, 2013 and 2012, respectively, and $6.3 million and $5.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Interest is capitalized during the period of development by first applying the Company’s actual borrowing rate on the related asset and second, to the extent necessary, by applying the Company’s weighted average effective borrowing rate to the actual redevelopment and other costs expended during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $0.9 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively, and $3.0 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively.

Acquisition of Real Estate – Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired in accordance to the accounting requirements of ASC 805, Business Combinations, which requires the recording of net assets of acquired businesses at fair value. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases and value of customer relationships.

In developing estimates of fair value of acquired assets and assumed liabilities, management analyzed a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets and market rate assumptions for contractual obligations. Such a valuation requires management to make significant estimates and assumptions, particularly with respect to the intangible assets.

Intangible assets and liabilities include acquired above-market leases, below-market leases, in-place leases and customer relationships.

Acquired in-place lease costs are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Amortization of acquired in place lease costs, including write-offs for terminated leases, totaled $0.5 million and $1.5 million for the three and nine months ended September 30, 2013, respectively, with no material amortization during the three and nine months ended September 30, 2012.

Acquired customer relationships are amortized as amortization expense on a straight-line basis over the expected life of the customer relationship. Amortization of acquired customer relationships, including write-offs for terminated leases, totaled $0.4 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively, and $1.2 million and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Should a customer terminate its lease, the unamortized portions of the acquired above-market leases, below-market leases, in-place leases and customer relationships associated with that customer are written off to amortization expense or rental revenue, as indicated above.

Impairment of Long-Lived and Intangible Assets – The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is generally measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. No impairment losses were recorded during the three and nine months ended September 30, 2013 and 2012, respectively.

Cash and Cash Equivalents – The Company considers all demand deposits and money market accounts purchased with a maturity date of three months or less at the date of purchase to be cash equivalents. The Company’s account balances at one or more institutions periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is concentration of credit risk related to amounts on deposit in excess of FDIC coverage. The Company mitigates this risk by depositing a majority of its funds with several major financial institutions. The Company also has not experienced any losses and, therefore, does not believe that the risk is significant.

Restricted Cash – Restricted cash includes accounts restricted by the Company’s loan agreements and escrow deposits for interest, insurance, taxes and capital improvements held by the various banks and financial institutions as required by the loan agreements. Such deposits are held in bank checking or investment accounts with original maturities of three months or less.

Deferred Costs – Deferred costs, net, on the Company’s balance sheets include both financing costs and leasing costs.

Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Amortization of the deferred financing costs was $0.6 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively, and $2.2 million and $2.6 million for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, the Company wrote off unamortized financing costs of $2.0 million in connection with the expansion of its revolving and term credit facilities. In addition, during the nine months ended September 30, 2013, the Company wrote off unamortized financing costs of $1.3 million in connection with an asset securitization which the Company is no longer pursuing due to the expansion of the credit facility. During the nine months ended September 30, 2012, the Company wrote off unamortized financing costs of $1.4 million, primarily relating to the Suwanee, GA and Richmond, VA loans that were repaid during the quarter.

Deferred financing costs, net of accumulated amortization, are as follows (dollars in thousands):

(dollars in thousands)	September 30, 2013 (unaudited)	December 31, 2012
Deferred financing costs	$9,159	$10,165
Accumulated amortization	(1,231)	(3,309)

Deferred financing costs, net	$7,928	$6,856

Deferred leasing costs consist of external fees and internal costs incurred in the successful negotiations of leases and are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $3.2 million and $2.4 million for the nine months ended September 30, 2013 and 2012, respectively. Deferred leasing costs, net of accumulated amortization are as follows:

(dollars in thousands)	September 30, 2013 (unaudited)	December 31, 2012
Deferred leasing costs	$17,030	$12,567
Accumulated amortization	(5,768)	(4,361)

Deferred leasing costs, net	$11,262	$8,206

Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. The Company records this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $7.6 million and $6.7 million as of September 30, 2013 and December 31, 2012, respectively. Additionally, $1.3 million and $1.2 million of deferred income was amortized into revenues for the three months ended September 30, 2013 and 2012, respectively, and $3.5 million and $3.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Interest Rate Derivative Instruments – The Company utilizes derivatives to manage its interest rate exposure. The interest rate swaps entered into in September 2006 did not meet the criteria for hedge accounting and accordingly, the Company reported the change in the fair value of the derivative in interest expense in the accompanying Statements of Operations and Comprehensive Loss.

During February 2012, the Company entered into interest rate swaps with a notional amount of $150 million which are cash flow hedges and qualify for hedge accounting. For these hedges, the effective portion of the change in fair value is recognized through other comprehensive income or loss. Amounts are reclassified out of other comprehensive income (loss) as the hedged item is recognized in earnings, either for ineffectiveness or for amounts paid relating to the hedge. As there was no ineffectiveness recorded in the periods presented, the Company has reflected the change in the fair value of the instrument in other comprehensive income (loss).

For derivative instruments that are not accounted for using hedge accounting, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through interest expense in the respective period.

Equity-based Compensation – The Company issued Class RS units of limited partnership interest (“Class RS units”) or Class O units of limited partnership interest (“Class O units” and with the Class RS units, the “LTIP units”) to an affiliated company, QualityTech Employee Pool, LLC (“Employee Pool”), on behalf of employees and non-employee directors who are granted an award under the QualityTech, LP 2010 Equity Incentive Plan. All equity-based compensation is measured at fair value on the grant date or date of modification, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as a liability or as equity in the consolidated balance sheets. Equity-based compensation costs associated with the portion of awards classified as equity are measured based upon their estimated fair value on the date of grant or modification. Equity-based compensation costs associated with the portion of awards classified as liabilities are measured based upon their estimated fair value at the grant date and re-measured as of the end of each period. The Company recorded equity-based compensation expense net of repurchased awards acquired of $0.5 million and $0.1 million for the three months ended September 30, 2013, and 2012, respectively, and $1.3 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively. Following the completion of the IPO, the Company may issue Class RS units or Class O units pursuant to the QTS Realty Trust, Inc. 2013 Equity Incentive Plan.

Rental Revenue – The Company, as a lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net, was $2.8 million and $2.4 million as of September 30, 2013 and December 31, 2012, respectively. Rental revenue also includes amortization of set-up fees which are amortized over the term of the respective lease as discussed above.

Allowance for Uncollectible Accounts Receivable – Rents receivable are recognized when due and are carried at cost, less an allowance for doubtful accounts. The Company records a provision for losses on rents receivable equal to the estimated uncollectible accounts, which is based on management’s historical experience and a review of the current status of the Company’s receivables. As necessary, the Company also establishes an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. The aggregate allowance for doubtful accounts was $0.4 million and $0.5 million as of September 30, 2013 and December 31, 2012, respectively.

Capital Lease – The Company evaluates leased real estate to determine whether the lease should be classified as a capital or operating lease in accordance with U.S GAAP.

In 2011, the Company entered into capital leases for certain equipment. The outstanding liabilities for the capital leases were $2.0 million and $2.5 million as of September 30, 2013 and December 31, 2012, respectively. Depreciation related to the associated assets is included in depreciation and amortization expense in the Statements of Operations and Comprehensive Loss.

Recoveries from Customers – Certain customer leases contain provisions under which the customers reimburse the Company for a portion of the property’s real estate taxes, insurance and other operating expenses, which include certain power and cooling-related charges. The reimbursements are included in revenue as recoveries from customers in the Statements of Operations and Comprehensive Income (Loss) in the period the applicable expenditures are incurred. Certain customer leases are structured to provide a fixed monthly billing amount that includes an estimate of various operating expenses, with all revenue from such leases included in rental revenues.

Cloud and Managed Services Revenue – The Company may provide both its cloud product and use of its managed services to its customers on an individual or combined basis. Service fee revenue is recognized as the revenue is earned, which generally coincides with the services being provided.

Segment Information – The Company manages its business as one operating segment and thus one reportable segment consisting of a portfolio of investments in data centers located in the United States.

Restructuring – In March 2012, the Company decided to consolidate its New York area operations into the New Jersey data center facility. The Company transferred certain customers from the New York City facility to the New Jersey facility. As of September 30, 2012, the Company reserved $3.3 million for the cost of this consolidation. As this consolidation was completed in 2012, there were no restructuring costs incurred during the nine months ended September 30, 2013.

Customer Concentrations – As of September 30, 2013, two of the Company’s customers represented 7% and 6%, respectively, of its total monthly rental revenue. No other customers exceeded 5% of total monthly rental revenue.

As of September 30, 2013, five of the Company’s customers exceeded 5% of total accounts receivable. In aggregate, these five customers accounted for 36% of total accounts receivable. None of these five customers exceeded 10% of total accounts receivable.

Income Taxes – The Company is obligated to comply with Internal Revenue Service real estate investment trust (“IRS REIT”) tax regulations in accordance with the unit holders’ agreement. In order to comply with this obligation, the Company elected for one of its existing subsidiaries to be taxed as a taxable REIT subsidiary under the IRS REIT tax regulations. The taxable REIT subsidiary is allocated income and expense based on IRS REIT tax regulations.

For the taxable REIT subsidiary, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company’s tax provision has not changed materially subsequent to December 31, 2012.

Fair Value Measurements – ASC Topic 820 emphasizes that fair-value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, a fair-value hierarchy is established that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair-value measurement is based on inputs from different levels of the fair-value hierarchy, the level in the fair-value hierarchy within which the entire fair- value measurement falls is based on the lowest level input that is significant to the fair-value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Financial assets and liabilities measured at fair value in the financial statements on a recurring basis consist of the Company’s derivatives. The fair values of the derivatives are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded as of September 30, 2013 and December 31, 2012 that the fair value associated to “significant unobservable inputs” for risk of non-performance was insignificant to the overall fair value of the derivative agreements and, as a result, have determined that the relevant inputs for purposes of calculating the fair value of the derivative agreements, in their entirety, were based upon “significant other observable inputs.” The Company determined the fair value of derivatives using level 2 inputs. These methods of assessing fair value result in a general approximation of value, and such value may never be realized.

The Company’s financial instruments held at fair value are presented below as of September 30, 2013 and December 31, 2012 (dollars in thousands):

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
September 30, 2013
Financial Liabilities:
Interest rate swap liability(1)	$547	$—	$547	$—

December 31, 2012
Financial Assets:
Restricted deposits, held at fair value	$146	$146	$—	$—

Financial Liabilities:
Interest rate swap liability(1)	$767	$—	$767	$—

(1)	The Company used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swaps. The fair value measurement of the interest rate swaps have been classified as Level 2.

3.	Acquisitions of Real Estate

In February 2013, the Company completed its acquisition of a site in Dallas, Texas. The Company paid cash of $10.25 million for the Dallas facility. In connection with the transaction, the Company obtained $10.25 million of seller-financed debt that was repaid in June 2013 as outlined in Note 5. Additionally, the Company incurred transaction costs of $0.6 million, which were capitalized, providing an aggregate cost of $21.2 million. Upon completion of the redevelopment, the former 700,000 square foot semiconductor plant will be converted into a data center facility on the existing campus. In accordance with ASC 805, the Company accounted for this acquisition as an asset purchase.

In December 2012, the Company purchased a data center facility located in Sacramento, California for which the Company paid approximately $63.3 million. The preliminary purchase price allocation was based on an assessment of the fair value of the assets acquired. The preliminary purchase price allocation recorded for the year ended December 31, 2012, was adjusted in 2013 when the valuation analysis was finalized. The following table summarizes the consideration for the Sacramento facility and the adjusted preliminary allocation of the fair value of assets acquired as of September 30, 2013 (in thousands):

	Adjusted Sacramento facility as of September 30, 2013	Original Sacramento facility as of December 31, 2012	Adjustment	Weighted average useful life
Working capital	$—	$—	$—
Buildings	52,439	52,753	(314)	40
Land	1,481	1,485	(4)
Tenant relationship	5,366	5,029	337	4
In place leases	3,964	3,202	762	2
Above (below) market leases	—	781	(781)	1

Total purchase price	$63,250	$63,250	$—

4.	Real Estate Assets and Construction in Progress

The following is a summary of properties owned by the Operating Partnership as of September 30, 2013 and December 31, 2012 (in thousands):

As of September 30, 2013 (unaudited):

Property Location	Land	Buildings and Improvements	Construction in Progress	Total Cost
Owned Properties
Suwanee, Georgia (Atlanta-Suwanee)	$3,521	$118,473	$6,031	$128,025
Atlanta, Georgia (Atlanta-Metro)	15,314	294,124	9,076	318,514
Santa Clara, California*	—	85,832	822	86,654
Richmond, Virginia	2,180	107,548	64,343	174,071
Sacramento, California	1,481	52,725	2,796	57,002
Dallas, Texas	5,808	—	20,733	26,541
Miami, Florida	1,777	27,499	—	29,276
Lenexa, Kansas	437	3,317	—	3,754
Wichita, Kansas	—	1,407	—	1,407

	30,518	690,925	103,801	825,244

Leased Properties
Jersey City, New Jersey	—	19,574	2,829	22,403
Overland Park, Kansas	—	739	—	739

	—	20,313	2,829	23,142

	$30,518	$711,238	$106,630	$848,386

*	Owned facility subject to long-term ground sublease.

As of December 31, 2012:

Property Location	Land	Buildings and Improvements	Construction in Progress	Total Cost
Owned Properties
Suwanee, Georgia (Atlanta-Suwanee)	$3,521	$103,438	$3,572	$110,531
Atlanta, Georgia (Atlanta-Metro)	15,314	263,192	6,658	285,164
Santa Clara, California*	—	83,536	245	83,781
Richmond, Virginia	2,179	71,629	71,986	145,794
Sacramento, California	1,485	52,753	—	54,238
Miami, Florida	1,777	27,111	—	28,888
Lenexa, Kansas	437	54	3,260	3,751
Wichita, Kansas	—	1,408	—	1,408

	24,713	603,121	85,721	713,555

Leased Properties
Jersey City, New Jersey	—	18,666	1,888	20,554
Overland Park, Kansas	—	719	—	719

	—	19,385	1,888	21,273

	$24,713	$622,506	$87,609	$734,828

*	Owned facility subject to long-term ground sublease.

5.	Credit Facilities and Mortgages Payable

Below is a listing of our outstanding debt as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013 (unaudited)	December 31, 2012
Unsecured Credit Facility	$520,000	$—
Secured Credit Facility	—	316,500
Richmond Credit Facility	70,000	70,000
Atlanta-Metro Equipment Loan	19,376	20,931
Miami Loan	—	26,048
Atlanta-Suwanee Land Loan	—	1,600
Lenexa Loan	—	2,712
Santa Clara Bridge Loan	—	50,000

Total	$609,376	$487,791

(a) Unsecured Credit Facility – On May 1, 2013, the Company entered into an unsecured credit facility agreement with a syndicate of financial institutions in which KeyBank National Association serves as administrative agent (the “Unsecured Credit Facility”). Proceeds from the Unsecured Credit Facility were used to repay the Secured Credit Facility (as defined below). This new unsecured credit facility has a term loan of $225 million, with a term of five years, and a revolving credit facility of $350 million, with a term of four years, for an aggregate borrowing capacity of $575 million. The credit facility also provides for a $100 million accordion feature that could increase the amount of the facility up to $675 million, subject to certain conditions, including the consent of the administrative agent and obtaining necessary commitments.

During the second quarter of 2013, the Company used proceeds from the Unsecured Credit Facility to pay the outstanding balances under the Secured Credit Facility, loans secured by the Miami and Santa Clara data centers, seller financing to acquire the Lenexa and Dallas facilities, a loan agreement for the purchase of land adjacent to the Atlanta-Suwanee facility and a loan from Chad L. Williams and entities controlled by Mr. Williams.

The Unsecured Credit Facility requires monthly interest payments and requires the Company to comply with various quarterly covenant requirements relating to debt service coverage ratio, fixed charge ratio, leverage ratio and tangible net worth and various other operational requirements. In connection with the Unsecured Credit Facility, as of September 30, 2013, the Company had an additional $3.5 million letter of credit outstanding.

(b) Secured Credit Facility – On September 28, 2010, the Company entered into a secured credit facility agreement with KeyBank National Association (the “Secured Credit Facility”) and various other lenders with a total borrowing capacity of $125 million. During 2011, the Company expanded the facility, increasing the borrowing capacity to $170 million. On February 8, 2012, the Company increased the capacity of its credit facility by $270 million and extended the maturity date to September 28, 2014. The amended and extended credit facility, which then totaled $440 million, was secured by the Atlanta-Metro and Atlanta-Suwanee data center facilities. Of the $440 million credit facility, $125 million was a term loan and $315 million was a revolving credit facility. The credit facility also provided a $100 million accordion feature that could increase the amount of the facility up to $540 million.

Concurrently with the closing of the amended and extended credit facility, the Company entered into an interest rate cap agreement with a notional amount of $150 million. This instrument provided a one month LIBOR cap of 2.05% and had an effective date of February 8, 2012 and a termination date of February 8, 2013. The Company also entered into two interest rate swaps with an aggregate $150 million notional amount and an effective date of February 8, 2013 to succeed the interest rate caps. These swaps have a maturity date of September 28, 2014, provide for a fixed one month LIBOR rate of 0.5825% from February 8, 2013 through September 28, 2014 and qualify for cash flow hedge accounting.

As discussed above, the Secured Credit Facility was repaid with proceeds of the Unsecured Credit Facility the Company entered into on May 1, 2013.

(c) Richmond Credit Facility – In December 2012, the Company entered into a credit facility secured by the Company’s Richmond data center (the “Richmond Credit Facility”). This credit facility had a total borrowing capacity of $80 million at December 31, 2012, which was increased to $100 million in January 2013. This credit facility also includes an accordion feature that allows the Company to increase the size of the credit facility up to $125 million. This credit facility bears interest at variable rates ranging from LIBOR plus 4.0% to LIBOR plus 4.5%. The interest rate at September 30, 2013 was LIBOR plus 4.25%, or 4.43% per annum based on the Company’s overall leverage ratio as defined in the agreement, and the loan has a stated maturity date of December 18, 2015 with an option to extend for one additional year.

(d) Atlanta-Metro Equipment Loan – On April 9, 2010, the Company entered into a $25 million loan to finance equipment related to an expansion project at the Company’s Atlanta-Metro data center (the “Atlanta-Metro Equipment Loan”). The loan originally featured monthly interest-only payments but now requires monthly interest and principal payments. The loan bears interest at 6.85%, amortizes over ten years and matures on June 1, 2020.

(e) Miami Loan – In March 2008, the Company obtained a mortgage loan with a maximum borrowing capacity of $32.8 million secured by the Company’s Miami data center (“Miami Loan”). In December 2012, the Company extended the maturity date to allow repayment using proceeds from the Unsecured Credit Facility and also fixed the interest rate at 7%. As discussed above, this loan was repaid with proceeds of the Unsecured Credit Facility the Company entered into on May 1, 2013.

(f) Atlanta-Suwanee Land Loan – In 2011, the Company executed a $1.6 million loan agreement for the purchase of land adjacent to the Atlanta-Suwanee facility (the “Atlanta-Suwanee Land Loan”). The interest rate on the loan was 10% with a maturity date of September 26, 2013. In June 2013, the Company repaid the outstanding balance of the Atlanta-Suwanee Land Loan.

(g) Lenexa Loan – In June 2011, the Company entered into a $2.8 million seller financing to acquire the Lenexa facility (the “Lenexa Loan”). The interest rate on this loan was 5.43% and it matured on May 26, 2013. This loan was repaid at maturity.

(h) Santa Clara Bridge Loan – In November 2012, the Company entered into a $50 million bridge loan with Key Bank (the “Santa Clara Bridge Loan”). The loan had an interest rate of LIBOR plus 3.50% and a maturity date of February 11, 2013 with a three month extension option, which the Company exercised. As discussed above, this loan was repaid with proceeds of the Unsecured Credit Facility the Company entered into on May 1, 2013.

(i) Dallas Note – In connection with the Dallas data center acquisition, the Company obtained $10.25 million of seller-financed debt (the “Dallas Note”) which was due no later than December 31, 2013 and carried an escalating interest rate between 2.5% and 10% based on the repayment date of the loan. In June 2013, the Company repaid the outstanding balance of the seller-financed debt.

The weighted average interest rate of the Company’s unsecured debt, which includes the effect of deferred financing costs and swap derivatives, was 3.25% as of September 30, 2013.

The annual remaining principal payment requirements as of September 30, 2013 per the contractual maturities and excluding extension options are as follows (in thousands):

2013	$536
2014	2,239
2015	72,397
2016	2,567
2017	297,749
Thereafter	233,888

Total	$609,376

As of September 30, 2013, the Company was in compliance with all of its covenants.

6.	Interest Rate Derivative Instruments

As discussed in Note 5, the Company entered into interest rate cap and swap agreements with a notional amount of $150 million on February 8, 2012. Derivatives that were entered into in September 2006 did not qualify for hedge accounting treatment, and therefore were not accounted for as hedges. Those derivative instruments were settled in February 2012 and were replaced by derivative instruments designated as cash flow hedges for hedge accounting. In addition, an interest rate cap of an additional $50 million was in place as of September 30, 2013 with a capped LIBOR rate of 3% through December 18, 2015.

For derivative instruments that are accounted for as hedges, or for the effective portions of qualifying hedges, the change in fair value is recorded through other comprehensive income (loss). The total amount of unrealized gains recorded in other comprehensive income (loss) were $0 for the three months ended September 30, 2013, compared to the total amount of unrealized losses of $0.4 million for the three months ended September 30, 2012. The total amount of unrealized gains recorded in other comprehensive income (loss) for the nine months ended September 30, 2013 were $0.2 million, compared to the total amount of unrealized losses of $0.8 million for the nine months ended September 30, 2012.

Interest expense related to payments on interest rate swaps for the three and nine months ended September 30, 2013 were $0.1 and $0.4 million, respectively, and $0.5 million for the nine months ended September 30, 2012. There were no such interest payments for the three months ended September 30, 2012.

As of September 30, 2013 and December 31, 2012, the value of the interest rate swaps was a liability of $0.5 million and $0.8 million, respectively. These values were determined using Level 2 inputs within the valuation hierarchy.

7.	Member Advances and Notes Payable

In October 2009, the Company amended and restated its outstanding loans with Chad L. Williams and entities controlled by Chad L. Williams into a loan in the original principal amount of $20.4 million (the “Member Advances”). The Member Advances were unsecured and had a maturity date of the earliest of December 31, 2013 or upon certain specified transactions. The Member Advances were subordinate in priority to the Company’s mortgage notes payable. Interest under the Member Advances accrued monthly at the rate of 9% per annum, which was added to the principal balance of the Member Advances if not paid. The balance of the Member Advances is separately disclosed on the face of the financial statements. On May 1, 2013, the lender under the Member Advances exercised an option to purchase $10 million of Class D units in exchange for the cancellation of $10 million of the outstanding balance under the Member Advances. The Company repaid the remaining outstanding balance of the Member Advances in the second quarter of 2013.

8.	Commitments and Contingencies

The Company is subject to various routine legal proceedings and other matters in the ordinary course of business. While resolution of these matters cannot be predicted with certainty, management believes, based upon information currently available, that the final outcome will not have a material adverse impact on the Company’s financial statements.

The Company previously entered into a master service agreement with a third party Internet service provider. The Company was not receiving industry-standard quality of Internet and connectivity services and terminated the contract. The third party Internet service provider challenged the grounds for the Company’s termination and sued the Company in Georgia state court seeking the fees the Company owed prior to the termination plus a termination fee equal to the amount the Company would have paid had it not terminated the agreement. The Georgia state court ruled to limit damages, if any, to six months of unpaid fees. Additional claims related to a prior settlement agreement between the parties and the enforceability of an early termination clause in a separate agreement have been raised and are being litigated. The Company has established an accrual associated with this matter which is recorded as a component of accrued liabilities.

9.	Partners’ Capital and Incentive Compensation Plans

The General Partner has the full power and authority to do all the things necessary to conduct the business of the Operating Partnership.

As of September 30, 2013, the Company had five classes of limited partnership units outstanding: Class A units of limited partnership interest (“Class A units”), Class C units of limited partnership interest (“Class C units”), Class D units of limited partnership interest (“Class D units”), Class RS units and Class O units. Class C units and Class D Units were converted to Class A units on a one-for-one basis in accordance with their terms immediately prior to the consummation of the initial public offering of QTS.

The Class A Units are redeemable at fair value at any time on or after one year following the later of the beginning of the first full calendar month following the first date on which the common shares of the General Partner (or its successor general partner) are publicly traded or the date of initial issuance of the units. The General Partner may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares.

Class RS units or Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan. Class RS units and Class O units may be subject to vesting and are pari passu with Class A units. Vested Class RS units and Class O units are convertible into Class A units based on formulas contained in the Partnership Agreement.

As of September 30, 2013, the Company sponsored the QualityTech, LP 2010 Equity Incentive Plan for its employees. Awards generally vest over a defined service period. For the nine months ended September 30, 2013, 224,244 awards were granted, 45,531 Class O units were forfeited and 3,750 Class RS units were converted to Class A units.

The following table summarizes information about awards outstanding as of September 30, 2013.

	Awards Outstanding
	Exercise prices	Awards outstanding	Weighted remaining contractual life (years)
RS units	$—	175,000	3
O units	$20-25	1,648,075	3

Total		1,823,075

All nonvested LTIP unit awards are valued as of the grant date and generally vest ratably over a defined service period. Certain nonvested LTIP unit awards vest on an accelerated basis based upon the Company meeting various performance goals. As of September 30, 2013 nonvested awards outstanding were 1.3 million and 0.1 million for the Class O units and Class RS units, respectively. The number of Class O units outstanding were not included in the Statements of Changes in Partners’ (Deficit) Capital.

On August 14, 2013, the Company made a distribution to its partners in an aggregate amount of $7.7 million.

Following the completion of the IPO, the Company may issue Class RS units or Class O units pursuant to the QTS Realty Trust, Inc. 2013 Equity Incentive Plan.

10.	Related Party Transactions

In addition to the member advances and notes payable and the repayment thereof discussed in Note 7, the Company executed transactions with entities in which one of the Company’s partners had an ownership interest or with one of the Company’s partners directly. Such transactions include automobile, furniture and equipment purchases as well as building operating lease payments, an allocation of insurance expense and reimbursement at the related party’s cost for the use of a private aircraft service by our officers and directors.

The transactions which occurred during the three and nine months ended September 30, 2013 and 2012 are outlined below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Tax, utility, insurance and other reimbursement	$18	$20	121	39
Rent expense	264	143	712	429
Capital assets acquired	126	47	141	891

Total	$408	$210	974	1,359

In the third quarter of 2012, the Company revised its related party capital asset purchasing arrangement. The Company now pays vendors directly for such purchases and pays only an agent fee to the related party. Only the agent fee is recognized as a related party transaction subsequent to August 2012.

Certain employees of the Company provided services to companies outside the consolidated group for which the Company is not reimbursed. These amounts were not material for the three and nine months ended September 30, 2013 and 2012. This activity was discontinued by the Company during the second quarter of 2013.

In addition, as of September 30, 2013, the Company had incurred $2.2 million of certain legal, accounting and related costs on behalf of QTS in connection with the initial public offering which are reflected in Other Assets in the Company’s Interim Consolidated Balance Sheets.

11.	Customer Leases, as Lessor

Future minimum lease payments to be received under non-cancelable operating customer leases (exclusive of recoveries of operating costs from customers) are as follows for the periods ending December 31 (in thousands):

Period Ending December 31,
2013 (October - December)	$33,483
2014	131,120
2015	100,654
2016	71,404
2017	51,762
Thereafter	91,383

Total	$479,806

12.	Fair Value of Financial Instruments

ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the condensed consolidated balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon the application of discount rates to estimated future cash flows based upon market yields or by using other valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Short-term instruments: The carrying amounts of cash and cash equivalents, restricted cash approximate fair value.

Credit facilities and mortgage notes payable: The fair value of the Company’s floating rate mortgage loans was estimated using Level 2 “significant other observable inputs” such as available market information and discounted cash flows analyses based on borrowing rates that the Company believes it could obtain with similar terms and maturities. The Company did not have interest rates which were materially different than current market conditions and therefore, the fair value of each of the mortgage notes payable approximated the carrying value of each note.

Other debt instruments: The fair value of the Company’s other debt instruments (including capital leases) were estimated in the same manner as the credit facilities and mortgage notes payable above. Similarly, because each of these instruments did not have interest rates which were materially different than current market conditions and therefore, the fair value of each instrument approximated the respective carrying values.

13.	Subsequent Events

On October 15, 2013, in connection with the initial public offering of QTS, the Company and QTS consummated a series of transactions, including the merger of General Atlantic REIT, Inc. with QTS, pursuant to which QTS became the sole general partner and majority owner of the Company. In addition, in connection with the initial public offering of QTS, all of the Company’s outstanding Class C units and Class D units automatically converted into Class A units. These transactions are described in greater detail in the final prospectus, dated October 8, 2013, relating to the initial public offering, which QTS filed with the SEC. In the initial public offering, QTS issued 14,087,500 shares of its Class A common stock, $0.01 par value per share, including shares issued pursuant to the underwriters’ option to purchase additional shares, which was exercised in full, at a price to the public of $21 per share. QTS Realty Trust, Inc.’s Class A common stock trades on the New York Stock Exchange under the ticker symbol “QTS”. Following the closing of the initial public offering, QTS owned approximately 78.8% of the Company’s limited partnership interests.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents the financial condition and results of operations of our predecessor, QualityTech, LP, a Delaware limited partnership (the “Operating Partnership”). During the period from our formation to September 30, 2013, we have not had any corporate activity. Accordingly, we believe a discussion of our results of operations would not be meaningful, and this Management’s Discussion and Analysis of Financial Condition and Results of Operations therefore only discusses the historical operations of our predecessor. You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements of the Operating Partnership contained in this Form 10-Q.

Forward-Looking Statements

Some of the statements contained in this Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions are forward-looking statements. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in our markets or the technology industry;

•	national and local economic conditions;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our failure to successfully develop, redevelop and operate acquired properties and operations;

•	significant increases in construction and development costs;

•	the increasingly competitive environment in which we operate;

•	defaults on or non-renewal of leases by customers;

•	increased interest rates and operating costs, including increased energy costs;

•	financing risks, including our failure to obtain necessary outside financing;

•	decreased rental rates or increased vacancy rates;

•	dependence on third parties to provide Internet, telecommunications and network connectivity to our data centers;

•	our failure to qualify and maintain our qualification as a REIT;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in the final prospectus filed with the Securities and Exchange Commission on October 10, 2013.

Overview

We are a leading owner, developer and operator of state-of-the-art, carrier-neutral, multi-tenant data centers. Our data centers are facilities that house the network and computer equipment of multiple customers and provide access to a range of communications carriers. We have a fully integrated platform through which we own and operate our data centers and provide a broad range of IT infrastructure solutions. We refer to our spectrum of core data center products as our “3Cs,” which consists of Custom Data Center, Colocation and Cloud and Managed Services. We believe that we own and operate one of the largest portfolios of multi-tenant data centers in the United States, as measured by gross square footage, and have the capacity to more than double our leased raised floor without constructing or acquiring any new buildings.

We operate a portfolio of 10 data centers across seven states, located in some of the top U.S. data center markets plus other high-growth markets. Our data centers are highly specialized, full-service, mission-critical facilities used by our customers to house, power and cool the networking equipment and computer systems that support their most critical business processes. We believe that our data centers are best-in-class and engineered to among the highest specifications commercially available to customers, providing fully redundant, high-density power and cooling sufficient to meet the needs of major national and international companies and organizations. This is in part reflected by our operating track record of “five-nines” (99.999%) reliability and by our diverse customer base of more than 880 customers, including financial institutions, healthcare companies, government agencies, communications service providers, software companies and global Internet companies.

Our data center portfolio contains approximately 3.8 million gross square feet of space (approximately 92% of which is wholly owned by us), including approximately 1.8 million “basis-of-design” raised floor square feet, which represents the total data center raised floor potential of our existing data center facilities. This represents the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the configuration that we deploy. As of September 30, 2013, this space included approximately 740,000 raised floor operating net rentable square feet, or NRSF, plus approximately 1.1 million square feet of additional raised floor in our development pipeline, of which approximately 137,000 NRSF is expected to become operational by December 31, 2014. Our facilities collectively have access to over 500 MW of gross utility power with 390 MW of available utility power. We believe such access to power gives us a competitive advantage in redeveloping data center space, since access to power is usually the most limiting and expensive component in data center redevelopment.

We are a Maryland corporation formed on May 17, 2013. On October 15, 2013, we completed our initial public offering (“IPO”) of 14,087,500 shares, including shares issued pursuant to the underwriters’ option to purchase additional shares, which was exercised in full, of our Class A common stock, $0.01 par value per share, at a price to the public of $21 per share. Our Class A common stock trades on the New York Stock Exchange under the ticker symbol “QTS.” Concurrently with the completion of the IPO, we consummated a series of transactions, including the merger of General Atlantic REIT, Inc. with QTS, pursuant to which we became the sole general partner and majority owner of Quality Tech, LP, our operating partnership. We contributed the net proceeds of the IPO to the Operating Partnership in exchange for units of limited partnership interest. Following closing of the IPO, we owned an approximate 78.8% ownership interest in the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. Through the Operating Partnership, we are engaged in the business of owning, developing and operating state-of-the-art, carrier-neutral, multi-tenant data centers. Accordingly, we do not believe that a discussion of the historical results of QTS Realty Trust, Inc. would be meaningful, and we have therefore set forth below a discussion and analysis regarding the historical operations of our predecessor only.

We expect to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with our taxable year ending December 31, 2013. Our predecessor has been operating in compliance with the rules applicable to REITs since it partnered with General Atlantic LLC in 2009.

Our Customer Base

We provide data center solutions to a diverse set of customers. Our customer base is comprised of companies of all sizes representing an array of industries, each with unique and varied business models and needs. We serve Fortune 1000 companies as well as small and medium businesses, or SMBs, including financial institutions, healthcare companies, government agencies, communications service providers, software companies and global Internet companies.

Our Custom Data Center, or C1, customers typically are large enterprises with significant IT expertise and specific IT requirements, including financial institutions, “Big Four” accounting firms and the world’s largest global Internet companies. Our Colocation, or C2, customers consist of a wide range of organizations, including major healthcare, telecommunications and software and web-based companies. Our C3 Cloud customers include both large organizations and SMBs seeking to reduce their capital expenditures and outsource their IT infrastructure on a flexible basis. Examples of current C3 Cloud customers include a global financial processing company, a U.S. government agency and an educational software provider.

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of September 30, 2013, only two of our more than 880 customers individually accounted for more than 3% of our MRR, with no single customer accounting for more than 7% of our MRR. In addition, approximately 39% of our MRR was attributable to customers who use more than one of our 3Cs products.

Our Portfolio

We operate 10 data centers located in seven states, containing an aggregate of approximately 3.8 million gross square feet of space (approximately 92% of which is wholly owned by us), including approximately 1.8 million “basis-of-design” raised floor square feet. As of September 30, 2013, this space included approximately 740,000 raised floor operating NRSF with 390 MW of available utility power. We own eight of our 10 data centers (representing approximately 92% of our gross square footage as of September 30, 2013), one of which is pursuant to a long-term ground lease, and have entered into operating leases for our other two data centers. At the data centers located on each of our properties, whether owned or leased by us, we provide full-service facilities used by our customers to house, power and cool the networking equipment and computer systems that support many of their most critical business processes, as well as additional services.

The following table presents an overview of the portfolio of operating properties that we own or lease, based on information as of September 30, 2013:

Property	Year Acquired (1)	Gross Square Feet (2)						Annualized Rent (8)	Available Utility Power (MW) (9)	Total Available For Redevelopment (NRSF) (10)
			Operating Net Rentable Square Feet (Operating NRSF) (3)
			Raised Floor(4)	Office & Other (5)	Supporting Infrastructure (6)	Total	% Leased (7)

Richmond, VA	2010	1,318,353	84,511	27,214	113,091	224,816	75.8%	$13,904,283	110	1,060,178
Atlanta, GA (Atlanta - Metro)	2006	968,695	358,016	24,851	308,527	691,394	96.9%	$64,705,041	72	242,628
Dallas, TX*	2013	698,000	—	—	—	—	N/A %	$—	140	698,000
Suwanee, GA (Atlanta - Suwanee)	2005	367,322	140,422	5,981	99,760	246,163	81.6%	$40,861,475	36	74,000
Santa Clara, CA**	2007	135,322	55,494	1,146	45,721	102,361	88.7%	$19,143,215	11	25,054
Jersey City, NJ***	2006	122,448	31,503	14,220	35,387	81,110	70.7%	$9,934,596	7	26,798
Sacramento, CA	2012	92,644	45,595	3,592	27,100	76,287	88.6%	$12,220,468	8	10,665
Overland Park, KS***	2003	32,706	2,493	0	5,338	7,831	83.3%	$636,775	1	—
Miami, FL	2008	30,029	19,887	0	6,592	26,479	55.6%	$3,965,488	4	—
Wichita, KS	2005	14,000	2,612	2,854	8,534	14,000	100.0%	$222,120	1	—

Total		3,779,519	740,533	79,858	650,050	1,470,441	89.6%	$165,593,461	390	2,137,323

*	This facility was acquired in February 2013 and is under redevelopment
**	Owned facility subject to long-term ground sublease
***	Represents facilities that we lease.
(1)	Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
(2)	With respect to the Company’s owned properties, gross square feet represents the entire building area. With respect to leased properties, gross square feet represents that portion of the gross square feet subject to a lease. This includes 171,755 square feet of the Company’s office and support space, which is not included in operating NRSF.
(3)	Represents the total square feet of a building that is currently leased or available for lease plus developed supporting infrastructure, based on engineering drawings and estimates, but does not include space held for redevelopment or space used for the Company’s office space.
(4)	Represents management’s estimate of the portion of NRSF of the facility with available power and cooling capacity that is currently leased or readily available to be leased to customers as data center space based on engineering drawings, inclusive of raised floor common areas.
(5)	Represents the operating NRSF of the facility other than data center space (typically office and storage space) that is currently leased or available to be leased.
(6)	Represents required data center support space, including mechanical, telecommunications and utility rooms, as well as building common areas.
(7)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of September 30, 2013 divided by leasable raised floor based on the current configuration of the properties (548,545 square feet as of September 30, 2013) expressed as a percentage. Leasable raised floor is the amount of raised floor square footage that we have leased plus the available capacity of raised floor square footage that is in a leasable format as of a particular date and according to a particular product configuration.
(8)	Annualized rent is presented for leases commenced as of September 30, 2013. The Company defines annualized rent as MRR multiplied by 12. The Company calculates MRR as monthly contractual revenue under executed contracts as of a particular date, which includes revenue from the Company’s C1, C2 and C3 rental activities and cloud and managed services, but excludes customer recoveries, deferred set up fees and other one-time and variable revenues. MRR does not include the impact from booked not billed contracts as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.
(9)	Represents installed utility power and transformation capacity that is available for use by the facility as of September 30, 2013.
(10)	Reflects space under roof that could be developed into operating NRSF in the future, excluding space currently used by the Company for our own office space, which could also be repurposed in the future.

Key Operating Metrics

The following sets forth definitions for our key operating metrics. These metrics may differ from similar definitions used by other companies.

Monthly Recurring Revenue (“MRR”). We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted.

Annualized Rent. We define annualized rent as MRR multiplied by 12.

Rental Churn. We define rental churn as the MRR impact from a customer completely departing our platform in a given period compared to the total MRR at the beginning of the period.

Leasable Raised Floor. We define leasable raised floor as the amount of raised floor square footage that we have leased plus the available capacity of raised floor square footage that is in a leasable format as of a particular date and according to a particular product configuration. The amount of our leasable raised floor may change even without completion of new redevelopment projects due to changes in our configuration of C1, C2 and C3 product space.

Percentage (%) Leased Raised Floor. We define percentage leased raised floor as the square footage that is subject to a signed lease for which billing has commenced as of a particular date compared to leasable raised floor as of that date, expressed as a percentage.

Booked-not-Billed. We define booked-not-billed as our customer leases that have been signed, but for which lease payments have not yet commenced.

Factors That May Influence Future Results of Operations and Cash Flows

Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of September 30, 2013, we had in place customer leases generating revenue for approximately 90% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental, cloud and managed services rates at our properties. Future economic downturns, regional downturns or downturns in the technology industry could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. Negative trends in one or more of these factors could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.

Leasing Arrangements. As of September 30, 2013, 20% of our MRR came from customers which individually occupied more than 6,600 square feet of space and which had metered power. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of September 30, 2013, 80% of our MRR was leased to customers which individually occupied less than 6,600 square feet of space, many of whom are billed on a gross lease basis. Under a gross lease, the customer pays us a fixed rent on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers access more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. Our leases on a gross lease basis generally have a term of three years or less.

Scheduled Lease Expirations. Our ability to minimize rental churn and customer downgrades at renewal and renew, lease and re-lease expiring space will impact our results of operations and cash flows. Leases representing approximately 12% and 10% of our total leased raised floor are scheduled to expire during the years ending December 31, 2013 (including all month-to-month leases) and 2014, respectively. These leases also represented approximately 15% and 22%, respectively, of our annualized rent as of September 30, 2013. At expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.

Acquisitions, Redevelopment and Financing. Our revenue growth also will depend on our ability to acquire and redevelop and subsequently lease data center space at favorable rates. We generally fund the cost of data center acquisition and redevelopment from capital which we would expect to obtain primarily through our net cash provided by operations, credit facilities, other unsecured and secured borrowings or the issuance of additional equity. We believe that we have sufficient access to capital from our current cash and cash equivalents balance, the expected net proceeds of this offering and borrowings under our credit facilities to fund our redevelopment projects.

Operating Expenses. Our operating expenses generally consist of direct personnel costs, utilities, property and ad valorem taxes, insurance and site maintenance costs and rental expenses on our ground and building leases. In particular, our buildings require significant power to support the data center operations conducted in them. Although substantially all of our long-term leases—leases with a term greater than three years—contain reimbursements for certain operating expenses, we will not in all instances be reimbursed for all of our property operating expenses incurred. We also incur general and administrative expenses, including expenses relating to senior management, our in-house sales and marketing organization, cloud and managed services support personnel and legal, human resources, accounting and other expenses related to professional services. We also will incur additional expenses arising from our becoming a publicly traded company. Increases or decreases in our operating expenses will impact our results of operations and cash flows. We expect to incur additional operating expenses as we continue to expand.

General Leasing Activity

During the three months ended September 30, 2013, the Company entered into customer leases representing approximately $0.7 million of incremental MRR, net of downgrades (and representing approximately $8.2 million of annualized rent) at $566 per square foot. During the three months ended September 30, 2013, the Company commenced customer leases representing approximately $2.0 million of incremental MRR (and representing approximately $23.5 million of annualized rent) at $324 per square foot.

During the three months ended September 30, 2013, the Company renewed leases with a total annualized rent of $5.3 million at an average rent per square foot of $783, which was 8% higher than the annualized rent prior to renewal. We define renewals as leases which the customer retains the same amount of space before and after renewal, which facilitates rate comparability. Customers that renew with adjustments to square feet are reflected in the net leasing activity as discussed above. The rental churn rate for the three months ended September 30, 2013, was 1.3%.

As of September 30, 2013, our booked-not-billed MRR balance (which represents customer leases that have been executed, but for which lease payments have not commenced as of September 30, 2013) was approximately $2.0 million, or $23.5 million of annualized rent. Of this booked-not-billed balance, approximately $5.1 million of annualized rent was attributable to new customers and approximately $18.4 million of annualized rent was attributable to existing customers. Of this booked-not-billed MRR balance, leases representing approximately $6.1 million of annualized MRR are scheduled to commence in the fourth quarter of 2013, which is expected to contribute approximately $1.0 million of incremental revenue in the fourth quarter of 2013.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Changes in revenues and expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 are summarized below (in thousands):

	Three Months Ended September 30, (unaudited)
	2013	2012	$ Change	% Change
Revenues:
Rental	$37,595	$30,037	$7,558	25%
Recoveries from customers	3,603	2,296	1,307	57%
Cloud and managed services	4,393	3,842	551	14%
Other	429	79	350	443%

Total revenues	46,020	36,254	9,766	27%

Operating expenses:

Property operating costs	15,638	13,082	2,556	20%
Real estate taxes and insurance	1,101	1,261	(160)	-13%
Depreciation and amortization	12,136	8,902	3,234	36%
General and administrative	10,097	8,672	1,425	16%
Transaction costs	—	404	(404)	*

Total operating expenses	38,972	32,321	6,651	21%

Operating income	7,048	3,933	3,115	79%

Other income and expense:
Interest income	4	8	(4)	-50%
Interest expense	(4,343)	(6,646)	2,303	-35%

Income (loss) before gain on sale of real estate	2,709	(2,705)	5,414	-200%
Gain on sale of real estate	—	948	(948)	-100%

Net income (loss)	$2,709	$(1,757)	$4,466	-254%

Revenues. Total revenues for the three months ended September 30, 2013 were $46.0 million compared to total revenues of $36.3 million for the three months ended September 30, 2012. The increase of $9.8 million, or 27%, was primarily due to organic growth in our customer base and the acquisition of our Sacramento data center in December 2012. The increase of $8.1 million, or 24%, in combined rental and cloud and managed services revenue was primarily due to a $5.0 million increase related to newly leased space as well as increases in rents from previously leased space, net of downgrades at renewal and rental churn. Additionally, the acquisition of our Sacramento data center contributed approximately $3.1 million of combined rental and cloud and managed services revenues for the three months ended September 30, 2013.

The impact from customer downgrades in our combined rental and cloud and managed services revenues for the three months ended September 30, 2013 included the downgrade associated with our reclaiming of approximately 80,000 square feet of raised floor at our Atlanta-Suwanee facility in July 2012 from a C1 customer. This customer was underutilizing a portion of its space and power at both our Atlanta-Metro and Atlanta-Suwanee data centers. As a result, we renegotiated our lease arrangement with this customer to reclaim in the fourth quarter of 2013 an additional 60,500 square feet of raised floor that it is currently occupying in our Atlanta-Metro data center. As part of this renegotiation, we extended the term on this customer’s remaining occupied space in our Atlanta-Metro data center for an additional five years at a significantly higher rental rate per square foot. The reclaimed space has already been re-leased at a higher rental rate per square foot.

The redevelopment of the approximately 80,000 square feet that we reclaimed in our Atlanta-Suwanee facility was substantially completed during the second quarter of 2013 and will accommodate both our C1 and C2 data center products. As of September 30, 2013, we had re-leased approximately one quarter of this space that nearly recovers the MRR of the prior customer who had been paying for the entire 80,000 square feet. With regard to the space this customer will vacate in our Atlanta-Metro facility, we have re-leased the majority of the space to an existing customer at a higher rental rate per square foot with billing to commence in January 2014.

As of September 30, 2013, our data centers were 90% leased based on leasable raised floor of approximately 549,000 square feet, with an average annualized rent of $337 per leased raised floor square foot including cloud and managed services revenue. As of September 30, 2013, the average annualized rent for our C1 product, including managed services for our C1 product, was $170 per leased raised floor square foot, and the average annualized rent for our C2 product, including managed services for our C2 product, and Cloud combined was $982 per leased raised floor square foot. As of September 30, 2012, our data centers were 87% leased and occupied based on leasable raised floor of approximately 452,000 square feet, with an average annualized rent of $332 per leased raised floor square foot including cloud and managed services revenue. As of September 30, 2012, the average annualized rent for our C1 Product, including managed services for our C1 product, was $166 per leased raised floor square foot, and the average annualized rent for our C2 product, including managed services for our C2 product, and Cloud combined was $963 per leased raised floor square foot. The increase in leasable raised floor is primarily related to increases in leasable raised floor associated with the acquisition of our Sacramento data center facility (adding approximately 25,000 leasable raised floor square feet as of September 30, 2013) and the addition of raised floor square footage from our redevelopment activities primarily in the Richmond, Atlanta-Metro and Atlanta-Suwanee facilities. The increase in average annualized rent per leased raised floor square foot is related to the increased rates at renewal and rates charged to new customers as well as upgrades of existing customers during their contracts’ term.

Higher recoveries from customers for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 were primarily due to increased utility rates at our Atlanta-Metro and Richmond data centers, which contributed $0.5 million and 0.2 million to the increase, respectively, and the acquisition of our Sacramento data center, which contributed $0.4 million to the increase. The $0.4 million increase in other revenue for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was due to the higher straight line rent and higher sales of scrap metals and other unused materials, partially offset by higher discounts.

Property Operating Costs. Property operating costs for the three months ended September 30, 2013 were $15.6 million compared to property operating costs of $13.1 million for the three months ended September 30, 2012, an increase of $2.5 million, or 20%. The breakdown of our property operating costs is summarized in the table below (in thousands):

	Three Months Ended September 30, (unaudited)
	2013	2012	$ Change	% Change
Property operating costs:
Direct payroll	$2,643	$3,005	$(362)	-12%
Rent	1,112	1,488	(376)	-25%
Repairs and maintenance	907	766	141	18%
Utilities	6,996	5,722	1,274	22%
Management fee allocation	1,837	1,450	387	27%
Other	2,143	651	1,492	229%

Total property operating costs	$15,638	$13,082	$2,556	20%

The increase in utilities expense was primarily attributable to higher utility costs at our Atlanta-Metro, and Richmond data centers, which resulted in an increase of $0.5 million and $0.2 million in utilities expense, respectively, and the acquisition of our Sacramento data center, which contributed $0.8 million to utilities expense, with a partial offset from lower utilities expenses at our Atlanta-Suwanee data center of $0.1 million primarily due to the reclaiming of space and power from a customer, as discussed above. The remaining increase in property operating costs was due primarily to an increase in repairs and maintenance of $0.1 million, which tends to fluctuate from period to period and increase with the lease-up of our facilities, and an increased management fee allocation of $0.4 million due to growth in revenue. The management fee allocation is based on 4% of cash rental revenues for each facility and reflects an allocation of internal charges to cover back-office and service-related costs associated with the day-to-day operations of our data center facilities, with a corresponding offset to general and administrative expenses. The increase in other operating expenses of $1.5 million was due to higher outsourced services of $0.3 million due to the outsourcing of our facility security personnel, which resulted in a decrease in direct personnel costs, and higher bad debt expense of $0.3 million in 2013. Additionally, as discussed below, during the first quarter of 2012 the Company decided to consolidate its New York and New Jersey data center operations into its New Jersey data center facility and recorded a restructuring charge of $3.3 million. As a result, in 2012 other operating expenses for the three months ended September 30, 2012 were reduced by approximately $0.8 million relating to certain costs, including rent, utility and certain personnel costs, associated with the New York data center that were applied against the restructuring charge. These property operating cost increases were partially offset by a reduction in rent expense of $0.4 million attributable to vacating our former New York leased facility.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the three months ended September 30, 2013 were $1.1 million compared to $1.3 million for the three months ended September 30, 2012. The decrease of $0.2 million, or 13%, was primarily attributable to a reassessment of taxes in Santa Clara for 2009, 2010 and 2011 totaling $0.4 million, which was expensed in the third quarter of 2012, partially offset by the acquisition of our Sacramento data center, which contributed $0.2 million of the increase.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2013 was $12.1 million compared to $8.9 million for the three months ended September 30, 2012. The increase of $3.2 million, or 36%, was attributable to additional depreciation of $2.1 million primarily related to expansion of our Atlanta-Metro and Richmond data centers and the acquisition of our Sacramento data center, additional amortization of acquired intangibles of $0.9 million related to our Sacramento data center and additional amortization of leasing commissions of $0.2 million.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2013 were $10.1 million compared to $8.7 million for the three months ended September 30, 2012, an increase of $1.4 million, or 16%. General and administrative expenses for the three months ended September 30, 2013 included $2.1 million related to our sales and marketing activities, compared to $1.6 million for the three months ended September 30, 2012. The increase in general and administrative expenses was primarily due to an increase in personnel costs, primarily as a result of expanding our senior management team, board of directors, and our sales and marketing organization, in conjunction with the continued expansion of our data center facilities, formation of our enterprise, government and customer retention teams and the development of our Cloud and Managed Services products. Total personnel costs increased approximately $0.8 million for the comparative periods, which included an increase of approximately $0.3 million in equity-based compensation expense. Total equity-based compensation expense was $0.5 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively. Additionally, there was an increase of $0.5 million for the comparative periods due to higher professional fees, travel and advertising expenses.

While the dollar amount of general and administrative expenses increased for the comparative periods, our general and administrative expenses represented 22% of total revenues for the three months ended September 30, 2013 compared to 24% for the three months ended September 30, 2012. Furthermore, our existing operating platform supported our recent acquisition of the Sacramento data center, as no significant incremental general and administrative expenses were incurred related to the operation of this facility in the three months ended September 30, 2013.

Transaction Costs. During the third quarter of 2012, we incurred $0.4 million in costs related to the examination of proposed acquisitions. Acquisition-related costs are expensed in the periods in which the costs are incurred.

Interest Expense. Interest expense for the three months ended September 30, 2013 was $4.3 million compared to $6.6 million for the three months ended September 30, 2012. The decrease of $2.3 million, or 35%, was due to a reduction in the weighted average interest rate on our borrowings and higher capitalized interest during the period, partially offset by a $91.5 million increase in our average debt balance. During the second quarter of 2013, the Company converted its $440 million Secured Credit Facility into a $575 Unsecured Credit Facility. In addition the interest rate spread over LIBOR on the Unsecured Credit Facility was 165 basis points lower than the Secured Credit Facility. Proceeds from the Unsecured Credit Facility were used to repay secured and unsecured debt (including the Secured Credit Facility) aggregating $478.2 million with a weighted average interest rate of 5.17%. The average debt balance for the three months ended September 30, 2013 was $585.8 million, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 3.58%. This compared to an average debt balance of $477.0 million for the three months ended September 30, 2012, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 5.90%. Interest capitalized in connection with our redevelopment activities during the three months ended September 30, 2013 and 2012 was $0.9 million and $0.4 million, respectively.

Gain on Sale of Real Estate. In September 2012, we recognized a gain on sale of a vacant data center facility of $0.9 million.

Net Income/Loss. A summary of the components of the increase in net income for the three months ended September 30, 2013 of $4.5 million as compared to the three months ended September 30, 2012 is as follows (in millions):

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$7.4
Increase in general and administrative expense	(1.4)
Increase in depreciation and amortization	(3.3)
Decrease in transaction costs	0.4
Decrease in interest expense net of interest income	2.3
Decrease in gain on sale of real estate	(0.9)

Increase in net income	$4.5

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Changes in revenues and expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 are summarized below (in thousands):

	Nine Months Ended September 30, (unaudited)
	2013	2012	$ Change	% Change
Revenues:
Rental	$106,184	$89,553	$16,631	19%
Recoveries from customers	9,925	6,785	3,140	46%
Cloud and managed services	12,828	10,725	2,103	20%
Other	1,521	523	998	191%

Total revenues	130,458	107,586	22,872	21%

Operating expenses:

Property operating costs	44,930	38,638	6,292	16%
Real estate taxes and insurance	3,304	2,786	518	19%
Depreciation and amortization	34,197	25,296	8,901	35%
General and administrative	29,387	25,859	3,528	14%
Transaction costs	—	404	(404)	*
Restructuring charge	—	3,291	(3,291)	*

Total operating expenses	111,818	96,274	15,544	16%

Operating income	18,640	11,312	7,328	65%

Other income and expense:
Interest income	17	54	(37)	-69%
Interest expense	(15,977)	(19,039)	3,062	-16%
Other expense	(3,277)	(1,434)	(1,843)	129%

Loss before gain on sale of real estate	(597)	(9,107)	8,510	-93%
Gain on sale of real estate	—	948	(948)	-100%

Net loss	$(597)	$(8,159)	$7,562	-93%

*	= not applicable for comparison

Revenues. Total revenues for the nine months ended September 30, 2013 were $130.5 million compared to $107.6 million for the nine months ended September 30, 2012. The increase of $22.9 million, or 21%, was primarily due to organic growth in our customer base and the acquisition of our Sacramento data center in December 2012. The increase of $18.7 million, or 19%, in combined rental and cloud and managed services revenue was primarily due to a $10.0 million increase related to newly leased space as well as increases in rents from previously leased space, net of downgrades at renewal and rental churn. Additionally, the acquisition of our Sacramento data center contributed approximately $8.7 million of combined rental and cloud and managed services revenues for the nine months ended September 30, 2013.

The impact from customer downgrades in our combined rental and cloud and managed services revenues for the nine months ended September 30, 2013 included the downgrade associated with our reclaiming of approximately 80,000 square feet of raised floor at our Atlanta-Suwanee facility in July 2012 from a C1 customer, as described above.

Higher recoveries from customers for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 were primarily due to increased utility rates at our Atlanta-Metro data center, which contributed $1.7 million to the increase, and the acquisition of our Sacramento data center, which contributed $1.1 million to the increase. The $1.0 million increase in other revenue for the nine months ended September 30, 2013 compared to the nine months ended

September 30, 2012 was due to the higher sales of scrap metals and other unused material of $0.6 million, higher straight line rent of $0.4 million and lower discounts of $0.2 million, partially offset by the elimination of a non-cash exchange of services arrangement which contributed $0.2 million of revenue in the nine months ended September 30, 2012.

Property Operating Costs. Property operating costs for the nine months ended September 30, 2013 were $44.9 million compared to property operating costs of $38.6 million for the nine months ended September 30, 2012, an increase of $6.3 million, or 16%. The breakdown of our property operating costs is summarized in the table below (in thousands):

	Nine Months Ended September 30, (unaudited)
	2013	2012	$ Change	% Change
Property operating costs:
Direct payroll	$8,414	$8,758	$(344)	-4%
Rent	3,324	4,457	(1,133)	-25%
Repairs and maintenance	3,051	2,182	869	40%
Utilities	18,791	15,331	3,460	23%
Management fee allocation	5,206	4,302	904	21%
Other	6,144	3,608	2,536	70%

Total property operating costs	$44,930	$38,638	$6,292	16%

The increase in utilities expense was primarily attributable to higher utility costs at our Atlanta-Metro data center, which resulted in an increase of $1.8 million in utilities expense, and the acquisition of our Sacramento data center, which contributed $2.0 million to utilities expense, and an increase in utilities expenses in other facilities of $0.3 million, with a partial offset from lower utilities expenses at our Atlanta-Suwanee data center of $0.6 million primarily due to the reclaiming of space and power from a customer. The remaining increase in property operating costs was due primarily to an increase in repairs and maintenance of $0.9 million, which tends to fluctuate from period to period and increases with the lease-up of our facilities, and an increased management fee allocation of $0.9 million due to growth in revenue. The increase in other operating expenses of $2.5 million was primarily due to a $1.5 million reduction in other expense in 2012 attributable to the consolidation of our New York and New Jersey data center operations. As discussed below, during the first quarter of 2012 the Company decided to consolidate its New York and New Jersey data center operations into its New Jersey data center facility and recorded a restructuring charge of $3.3 million. As a result, in 2012 other operating expenses for the nine months ended September 30, 2012 were reduced by approximately $1.5 million relating to certain costs, including rent, utility and certain personnel costs, associated with the New York data center that were applied against the restructuring charge. The remaining increase in other operating expenses was attributable to higher outsourced services of $0.6 million due to the outsourcing of our facility security personnel, lower capitalization of costs of $0.4 million and higher bad debt expense of $0.3 million, partially offset by the elimination of a non-cash exchange of services arrangement that contributed $0.2 million of property operating costs in the nine months ended September 30, 2012. These property operating cost increases were partially offset by a reduction in rent expense of $1.1 million attributable to vacating our former New York leased facility.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the nine months ended September 30, 2013 were $3.3 million compared to $2.8 million for the nine months ended September 30, 2012. The increase of $0.5 million, or 19%, was primarily due to the acquisition of our Sacramento data center, which contributed $0.5 million of the increase, and the reassessment of property taxes due to the expansions of existing data center facilities, which contributed $0.4 million, partially offset by reassessment of taxes in Santa Clara for 2009, 2010 and 2011 totaling $0.4 million, which was expensed in the third quarter of 2012.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2013 was $34.2 million compared to $25.3 million for the nine months ended September 30, 2012. The increase of $8.9 million, or 35%, was attributable to additional depreciation of $5.7 million primarily related to expansion of our Atlanta-Metro and Richmond data centers and the acquisition of our Sacramento data center, additional amortization of acquired intangibles of $2.5 million related to our Sacramento data center and additional amortization of leasing commissions of $0.7 million.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2013 were $29.4 million compared to $25.9 million for the nine months ended September 30, 2012, an increase of $3.5 million, or

14%. General and administrative expenses for the nine months ended September 30, 2013 included $6.9 million of costs related to our sales and marketing activities, compared to $6.6 million for the nine months ended September 30, 2012. The increase in general and administrative expenses was primarily due to an increase in personnel costs, primarily as a result of expanding our senior management team, board of directors, and our sales and marketing organization, in conjunction with the continued expansion of our data center facilities, formation of our enterprise, government and customer retention teams and the development of our Cloud and Managed Services products. Total personnel costs increased approximately $2.7 million for the comparative periods, which included an increase of approximately $1.0 million in equity-based compensation expense. Total equity-based compensation expense was $1.3 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively. Additionally, there was an increase of $1.0 million for the comparative periods mostly due to higher travel, advertising and software licensing expenses.

Although the dollar amount of general and administrative expenses increased for the comparative periods, our general and administrative expenses represented 22% of total revenues for the nine months ended September 30, 2013 compared to 24% for the nine months ended September 30, 2012. We expect this trend to continue as we build out our existing facilities.

Transaction Costs. During the nine months ended September 30, 2012, we incurred $0.4 million in costs related to the examination of proposed acquisitions. Acquisition-related costs are expensed in the periods in which the costs are incurred.

Restructuring Charge. During the nine months ended September 30, 2012, we decided to consolidate our New York data center operations into our Jersey City data center. In connection with the consolidation of our New York data center operations into our Jersey City data center, we recorded a one-time restructuring charge of $3.3 million for the nine months ended September 30, 2012, primarily associated with the termination of the lease of our former New York facility. We did not have any restructuring charges during the nine months ended September 30, 2013.

Interest Expense. Interest expense for the nine months ended September 30, 2013 was $16.0 million compared to $19.0 million for the nine months ended September 30, 2012. The decrease of $3.0 million, or 16%, was due to a reduction in the weighted average interest rate on our borrowings and higher capitalized interest during the period, partially offset by a $96.2 million increase in our average debt balance. During the second quarter of 2013, the Company converted its $440 million Secured Credit Facility into a $575 Unsecured Credit Facility. In addition the interest rate spread over LIBOR on the Unsecured Credit Facility was 165 basis points lower than the Secured Credit Facility. Proceeds from the Unsecured Credit Facility were used to repay secured and unsecured debt (including the Secured Credit Facility) aggregating $478.2 million with a weighted average interest rate of 5.17%. The average debt balance for the nine months ended September 30, 2013 was $567.3 million, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 4.45%. This compared to an average debt balance of $471.1 million for the nine months ended September 30, 2012, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 5.91%. Interest capitalized in connection with our redevelopment activities during the nine months ended September 30, 2013 and 2012 was $3.0 million and $1.5 million, respectively.

Other Expense/Income. Other expense for the nine months ended September 30, 2013 was $3.3 million compared to other expense of $1.4 million for the nine months ended September 30, 2012. The increase in other expense of $1.8 million, or 129%, was due to higher write-offs of unamortized deferred financing costs in connection with the replacement of our secured credit facility with an unsecured credit facility and an asset securitization which we decided not to pursue following the expansion of our credit facility.

Gain on Sale of Real Estate. In September 2012, we recognized a gain on sale of a vacant data center facility of $0.9 million.

Net Income/Loss. A summary of the components of the decrease in net loss for the nine months ended September 30, 2013 of $7.6 million as compared to the nine months ended September 30, 2012 is as follows (in millions):

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$16.1
Increase in general and administrative expense	(3.6)
Increase in depreciation and amortization	(8.9)
Decrease in transaction costs	0.4
Decrease in restructuring charges	3.3
Decrease in interest expense net of interest income	3.1
Increase in other expense	(1.9)
Decrease in gain on sale of real estate	(0.9)

Decrease in net loss	$7.6

Non-GAAP Financial Measures

We consider the following non-GAAP financial measures to be useful to investors as key supplemental measures of our performance: (1) FFO; (2) Operating FFO; (3) MRR; (4) NOI; (5) EBITDA; and (6) Adjusted EBITDA. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss and cash flows from operating activities as a measure of our operating performance and liquidity. FFO, Operating FFO, MRR, NOI, EBITDA and Adjusted EBITDA, as calculated by us, may not be comparable to FFO, Operating FFO, MRR, NOI, EBITDA and Adjusted EBITDA as reported by other companies that do not use the same definition or implementation guidelines or interpret the standards differently from us.

FFO and Operating FFO

We consider funds from operations, or FFO, to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income (loss) and cash provided by operating activities as a measure of operating performance and liquidity. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (computed in accordance with GAAP), adjusted to exclude gains (or losses) from sales of property, real estate related depreciation and amortization and similar adjustments for unconsolidated partnerships and joint ventures. Our management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs.

Due to the volatility and nature of certain significant charges and gains recorded in our operating results that management believes are not reflective of our core operating performance and liquidity, management computes an adjusted measure of FFO, which we refer to as Operating FFO. We generally calculate Operating FFO as FFO excluding certain non-recurring and primarily non-cash charges and gains and losses that management believes are not indicative of the results of our operating real estate portfolio. We believe that Operating FFO provides investors with another financial measure that may facilitate comparisons of operating performance and liquidity between periods and, to the extent they calculate Operating FFO on a comparable basis, between REITs.

We offer these measures because we recognize that FFO and Operating FFO will be used by investors as a basis to compare our operating performance and liquidity with that of other REITs. However, because FFO and Operating FFO exclude real estate depreciation and amortization and capture neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition, cash flows and results of operations, the utility of FFO and Operating FFO as measures of our operating performance and liquidity is limited. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or do not calculate FFO in accordance with NAREIT guidance. In addition, our calculations of FFO and Operating FFO are not necessarily comparable to FFO and Operating FFO as calculated by other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us. FFO and Operating FFO are non-GAAP measures and should not be considered a measure of our results of operations or liquidity or as a substitute for, or an alternative to, net income (loss), cash provided by operating activities or any other performance measure determined in accordance with GAAP, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders.

A reconciliation of net income (loss) to FFO and Operating FFO is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
FFO
Net income (loss)	$2,709	$(1,757)	$(597)	$(8,159)
Real estate depreciation and amortizaton	10,731	7,652	30,348	21,942
Gain on sale of real estate	—	(948)	—	(948)

FFO	13,440	4,947	29,751	12,835

Operating FFO
Restructuring charge	—	—	—	3,291
Write off of unamortized deferred finance costs	—	—	3,277	1,434
Transaction costs	—	404	—	404
Unrealized gain on derivatives	—	—	—	(307)

Operating FFO	$13,440	$5,351	$33,028	$17,657

Monthly Recurring Revenue (MRR) and Recognized MRR

We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted.

Separately, we calculate recognized MRR as the recurring revenue recognized during a given period, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues.

Management uses MRR and recognized MRR as supplemental performance measures because they provide useful measures of increases in contractual revenue from our customer leases. MRR and recognized MRR should not be viewed by investors as alternatives to actual monthly revenue, as determined in accordance with GAAP. Other companies may not calculate MRR or recognized MRR in the same manner. Accordingly, our MRR and recognized MRR may not be comparable to other companies’ MRR and recognized MRR. MRR and recognized MRR should be considered only as supplements to total revenues as a measure of our performance. MRR and recognized MRR should not be used as measures of our results of operations or liquidity, nor is it indicative of funds available to meet our cash needs, including our ability to make distributions to our stockholders.

A reconciliation of total revenues to recognized MRR in the period and MRR at period end is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Recognized MRR in the period
Total period revenues (GAAP basis)	$46,020	$36,254	$130,458	$107,586
Less: Total period recoveries	(3,603)	(2,296)	(9,925)	(6,785)
Total period deferred setup fees	(1,263)	(1,165)	(3,450)	(3,027)
Total period other	(1,240)	(457)	(3,385)	(2,250)

Recognized MRR in the period	39,914	32,336	113,698	95,524

MRR at period end
Total period revenues (GAAP basis)	$46,020	$36,254	$130,458	$107,586
Less: Total revenues excluding last month	(30,448)	(24,416)	(114,886)	(95,748)

Total revenues for last month of period	15,572	11,838	15,572	11,838
Less: Last month recoveries	(1,219)	(731)	(1,219)	(731)
Last month deferred setup fees	(427)	(392)	(427)	(392)
Last month other	(127)	(26)	(127)	(26)

MRR at period end	$13,799	$10,689	$13,799	$10,689

Net Operating Income (NOI)

We calculate net operating income, or NOI, as net income (loss), excluding interest expense, interest income, depreciation and amortization, write off of unamortized deferred financing costs, gain on extinguishment of debt, transaction costs, gain on legal settlement, gain (loss) on sale of real estate, restructuring charge and general and administrative expenses. We allocate a management fee charge of 4% of cash rental revenues as a property operating cost and a corresponding reduction to general and administrative expense to cover the day-to-day administrative costs to operate our data centers. The management fee charge of 4% is reflected as a reduction to net operating income.

Management uses NOI as a supplemental performance measure because it provides a useful measure of the operating results from our customer leases. In addition, we believe it is useful to investors in evaluating and comparing the operating performance of our properties and to compute the fair value of our properties. Our NOI may not be comparable to other REITs’ NOI as other REITs may not calculate NOI in the same manner. NOI should be considered only as a supplement to net income as a measure of our performance and should not be used as a measure of our results of operations or liquidity or as an indication of funds available to meet our cash needs, including our ability to make distributions to our stockholders. NOI is a measure of the operating performance of our properties and not of our performance as a whole. NOI is therefore not a substitute for net income as computed in accordance with GAAP.

A reconciliation of net income (loss) to NOI is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Operating Income (NOI)
Net income (loss)	$2,709	$(1,757)	$(597)	$(8,159)
Interest expense	4,343	6,646	15,977	19,039
Interest income	(4)	(8)	(17)	(54)
Depreciation and amortization	12,136	8,902	34,197	25,296
Write off of unamortized deferred finance costs	—	—	3,277	1,434
Transaction costs	—	404	—	404
Gain on sale of real estate	—	(948)	—	(948)
Restructuring charge	—	—	—	3,291
General and administrative expenses	10,097	8,672	29,387	25,859

NOI	$29,281	$21,911	$82,224	$66,162

Breakdown of NOI by facility:
Atlanta-Metro data center	$13,740	$10,772	$38,739	$30,820
Atlanta-Suwanee data center	7,517	6,851	20,945	23,618
Santa Clara data center	2,801	2,502	8,299	8,052
Richmond data center	2,859	1,798	7,538	3,914
Sacramento data center (1)	1,752	—	5,638	—
Other data centers	612	(12)	1,065	(242)

NOI	$29,281	$21,911	$82,224	$66,162

(1)	Facility was acquired in December 2012.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

We calculate EBITDA as net income (loss) adjusted to exclude interest expense and interest income, provision for income taxes (including income taxes applicable to sale of assets) and depreciation and amortization. Management believes that EBITDA is useful to investors in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base charges (primarily depreciation and amortization) from our operating results.

In addition to EBITDA, we calculate an adjusted measure of EBITDA, which we refer to as Adjusted EBITDA, as EBITDA excluding unamortized deferred financing costs, gains on extinguishment of debt, transaction costs, equity-based compensation expense, restructuring charge, gain (loss) on legal settlement and gain on sale of real estate. We believe that Adjusted EBITDA provides investors with another financial measure that can facilitate comparisons of operating performance between periods and between REITs.

Management uses EBITDA and Adjusted EBITDA as supplemental performance measures as they provide useful measures of assessing our operating results. Other companies may not calculate EBITDA or Adjusted EBITDA in the same manner. Accordingly, our EBITDA and Adjusted EBITDA may not be comparable to others. EBITDA and Adjusted EBITDA should be considered only as supplements to net income (loss) as measures of our performance and should not be used as substitutes for net income (loss), as measures of our results of operations or liquidity or as an indications of funds available to meet our cash needs, including our ability to make distributions to our stockholders.

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
EBITDA and adjusted EBITDA
Net income (loss)	$2,709	$(1,757)	$(597)	$(8,159)
Interest expense	4,343	6,646	15,977	19,039
Interest income	(4)	(8)	(17)	(54)
Depreciation and amortization	12,136	8,902	34,197	25,296

EBITDA	19,184	13,783	49,560	36,122

Write off of unamortized deferred finance costs	—	—	3,277	1,434
Equity-based compensation expense	510	152	1,305	341
Transaction costs	—	404	—	404
Gain on sale of real estate	—	(948)	—	(948)
Restructuring charge	—	—	—	3,291

Adjusted EBITDA	$19,694	$13,391	$54,142	$40,644

Liquidity and Capital Resources

Short-Term Liquidity

Our short-term liquidity needs include funding capital expenditures for the redevelopment of data center space through December 31, 2014 (a significant portion of which is discretionary), meeting debt service and debt maturity obligations, funding distributions to our stockholders and unit holders, utility costs, site maintenance costs, real estate and personal property taxes, insurance, rental expenses, general and administrative expenses and certain recurring and non-recurring capital expenditures.

We expect that we will incur approximately $200 million in capital expenditures through December 31, 2014 in connection with the redevelopment of our data center facilities. We expect to spend approximately $170 million of capital expenditures on redevelopment, and the remainder on recurring capital expenditures and capitalized overhead costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. We expect to fund these costs using draws on our credit facilities which were partially paid down with the net proceeds of the initial public offering. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of such expenditures may vary. We continue to evaluate acquisition opportunities, but none are considered probable at this time and therefore the related expenditures are not currently included in these future estimates.

We expect to meet our short-term liquidity needs through cash and cash equivalents and borrowings under our credit facilities.

Our cash paid for capital expenditures for the nine months ended September 30, 2013 and 2012 are summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2013	2012
Redevelopment	$78,084	$70,263
Personal property	5,694	3,236
Maintenance capital expenditures	2,240	714
Capitalized interest, commissions and other overhead costs	16,906	12,138

Total capital expenditures	$102,924	$86,351

Long-Term Liquidity

Our long-term liquidity needs primarily consist of funds for property acquisitions, scheduled debt maturities and recurring and non-recurring capital expenditures. We may also pursue additional redevelopment of our Atlanta-Metro, Dallas, and Richmond data centers and future redevelopment of other space in our portfolio. The redevelopment of this space, including timing, is at our discretion and will depend on a number of factors, including availability of capital and our estimate of the demand for data center space in the applicable market. We expect to meet our long-term liquidity needs with net cash provided by operations, incurrence of additional long-term indebtedness, borrowings under our credit facilities and issuance of additional equity or debt securities, subject to prevailing market conditions, as discussed below.

Cash

As of September 30, 2013, we had $6.5 million of unrestricted cash and cash equivalents.

In August 2013, we made a distribution to our partners in an aggregate amount of approximately $7.7 million.

Indebtedness

As of September 30, 2013, we had approximately $609.4 million of indebtedness, excluding capital lease obligations. Upon the completion of the funding that was received from the initial public offering, which occurred on October 15, 2013, we had approximately $329.4 million of indebtedness, excluding capital lease obligations.

Unsecured Credit Facility. In May 2013, we entered into a $575 million unsecured credit facility comprised of a five-year $225 million term loan and a four-year $350 million revolving credit facility with a one year extension, subject to satisfaction of certain conditions. This credit facility replaced the $440 million secured credit facility previously in place and was also used to repay outstanding balances under a loan secured by our Miami data center, a bridge loan secured by our Santa Clara data center, seller financing obtained to acquire the Lenexa and Dallas facilities, a loan for the purchase of land near the Atlanta-Suwanee facility and a loan from Chad L. Williams and entities controlled by Mr. Williams, and for redevelopment purposes. The total credit facility may be increased to $675 million subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments, either through an increase to the term loan or revolving credit facility, or a combination of both. Amounts outstanding under the unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will range, depending upon our leverage ratio, from 2.10% to 2.85% for LIBOR loans or 1.10% to 1.85% for base rate loans. As of September 30, 2013, the interest rate for amounts outstanding under our credit facility was 2.53%. The unsecured credit facility includes certain financial covenants, including a leverage ratio of total indebtedness to gross asset value not in excess of 55%. The interest rate applied to the outstanding balance of the unsecured credit facility decreases incrementally for every 5% below the maximum leverage ratio. The availability under the revolving credit facility is the lesser of (i) $350 million, (ii) 55% of unencumbered asset pool capitalized value, (iii) the amount resulting in an unencumbered asset pool debt service ratio of 1.75 to 1.00, as defined, or (iv) the amount resulting in an unencumbered asset pool debt yield of 15%, less, in the case of (ii), (iii) and (iv), unsecured debt as defined in the revolving credit facility. The availability of funds under our unsecured credit facility depends on compliance with our covenants. As of September 30, 2013, we had outstanding $520.0 million of indebtedness out of a total of $575 million of available capacity under our revolving credit facility.

Richmond Secured Credit Facility. In December 2012, we entered into a $100 million credit facility secured by our Richmond data center. This credit facility had a borrowing capacity of $85 million at September 30, 2013 and includes an accordion feature that allows us to increase the capacity up to $125 million subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments. This credit facility has a stated maturity date of December 18, 2015 with our option to extend, subject to satisfaction of certain conditions, for one additional year. This facility carries variable interest at rates ranging from LIBOR plus 4.0% to LIBOR plus 4.5% (for which the rate as of September 30, 2013 was LIBOR plus 4.25%, or 4.43% per annum), based on our overall leverage ratio as defined in the credit facility. This credit facility includes certain financial covenants, including a leverage ratio of total indebtedness to gross asset value not in excess of 55%. The interest rate applied to the outstanding balance of the credit facility decreases incrementally for every 5% below the maximum leverage ratio. As of September 30, 2013, the interest rate for amounts outstanding under the Richmond secured credit facility was 4.43%. The availability under this credit facility is the lower of (i) 55% of mortgaged property appraised value, (ii) the amount resulting in a borrowing base debt service ratio of 1.4 to 1.0 or (iii) the amount resulting in a borrower’s debt yield of 13%, in each case as defined in the credit facility. The availability of funds under our Richmond credit facility depends on compliance with our covenants. The proceeds from our Richmond credit facility may be used solely to finance the development of the Richmond property into a data center and to repay indebtedness under our unsecured credit facility described above. As of September 30, 2013, we had outstanding $70 million of indebtedness out of a total of $100 million of available capacity under our Richmond credit facility.

Atlanta-Metro Equipment Loan. In April 2010, we entered into a $25 million loan to finance equipment related to an expansion project at our Atlanta-Metro data center. The loan requires monthly interest and principal payments. The loan bears interest at 6.85% per annum, amortizes over ten years and matures on June 1, 2020.

Contingencies

We are subject to various routine legal proceedings and other matters in the ordinary course of business. While resolution of these matters cannot be predicted with certainty, management believes, based upon information currently available, that the final outcome of these proceedings will not have a material adverse effect on our financial condition, liquidity or results of operations.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2013, including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (in thousands):

Obligations	2013	2014	2015	2016	2017	Thereafter	Total

Operating Leases	$1,234	$4,949	$4,955	$5,030	$5,103	$71,092	$92,363
Capital Leases	172	715	767	341	—	—	1,995
Future principal payments of Indebtedness(1)	536	2,239	72,397	2,567	297,749	233,888	609,376

Total(2)	$1,942	$7,903	$78,119	$7,938	$302,852	$304,980	$703,734

(1)	Does not include letter of credit of $3.5 million outstanding as of September 30, 2013 under our previous secured revolving credit facility, which now are part of our unsecured credit facility. The letter of credit was reduced to $3.0 million in October 2013.
(2)	Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facilities, mortgages, capital leases and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of September 30, 2013 (in thousands):

2013	2014	2015	2016	2017	Thereafter	Total
$4,590	$18,092	$17,351	$14,141	$8,557	$2,614	$65,345

The contractual obligations table below gives effect to the reduction of our revolving credit facility balance with the use of net proceeds of the initial public offering received on October 15, 2013 (in thousands):

Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Operating Leases	$1,028	$4,949	$4,955	$5,030	$5,103	$71,092	$92,157
Capital Leases	143	715	767	341	—	—	1,966
Future principal payments of Indebtedness(1)	447	2,239	72,397	2,567	17,749	233,888	329,287

Total(2)	$1,618	$7,903	$78,119	$7,938	$22,852	$304,980	$423,410

(1)	Does not include letter of credit of $3.0 million outstanding as of October 15, 2013 under our unsecured credit facility.
(2)	Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facilities, mortgages, capital leases and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of October 15, 2013 (in thousands):

2013	2014	2015	2016	2017	Thereafter	Total
$2,506	$11,763	$11,022	$7,812	$4,599	$1,691	$39,393

Off-Balance Sheet Arrangements

We utilize derivatives to manage our interest rate exposure. Our interest rate swaps are designated as a cash flow hedge of future interest payments. During February 2012, we entered into two interest rate swaps with an aggregate notional amount of $150 million which qualified for hedge accounting treatment. We perform assessments of hedging effectiveness, and any ineffectiveness is recorded in interest expense. There was no ineffectiveness for the period ended September 30, 2013 or 2012, respectively.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2013	2012
Cash Flow Data
Cash flow provided by (used for):
Operating activities	$32,145	$26,972
Investing activities	(124,098)	(84,802)
Financing activities	90,225	57,097

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Cash flow provided by operating activities was $32.1 million for the nine months ended September 30, 2013, compared to $27.0 million for the nine months ended September 30, 2012. The increased cash flow provided by operating activities of $5.1 million was primarily due to an increase in cash operating income of $14.8 million, partially offset by a decrease in cash flow associated with net changes in working capital of $9.7 million primarily relating to changes in accounts payable, accrued liabilities and rent and other receivables.

Cash flow used for investing activities increased by $39.3 million to $124.1 million for the nine months ended September 30, 2013, compared to $84.8 million for the nine months ended September 30, 2012. The increase was primarily due to higher cash outflow for the acquisition of our Dallas facility of $21.2 million and higher cash paid for capital expenditures primarily related to the redevelopment of our Richmond, Atlanta-Metro and Atlanta-Suwanee data centers of $16.6 million. These expenditures include capitalized soft costs such as interest, payroll and other costs to redevelop properties, which were, in the aggregate, $9.3 million and $6.8 million for the nine months ended September 30, 2013 and 2012, respectively. These increases were partially offset by proceeds from the sale of our former Topeka, Kansas facility of $1.5 million.

Cash flow provided by financing activities was $90.2 million for the nine months ended September 30, 2013, compared to $57.1 million for the nine months ended September 30, 2012. The increase was primarily a function of an increase of $97.8 in net borrowings under our former and new credit facilities in order to acquire and redevelop our data centers, partially offset by a $60.0 million of equity financing provided by General Atlantic LLC for the nine months ended September 30, 2012. In addition, the cash flow provided by financing activities for the nine months ended September 30, 2012 was reduced by a payment for the settlement of a swap liability of $4.4 million. During the three months ended September 30, 2013, the Company made a distribution to its members in an aggregate amount of $7.6 million. In addition, during the nine months ended September 30, 2013, the Company made $1.8 million of cash payments for certain legal, accounting and related costs in connection with initial public offering.

Critical Accounting Policies

For more information regarding our critical accounting policies, estimates and judgments, see the discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Prospectus filed on October 10, 2013. We have also provided a summary of our significant accounting policies in Note 2 of the financial statements of Quality Tech, LP included in this Form 10-Q. There have been no changes to our critical accounting policies subsequent to that filing.

Inflation

Substantially all of our long-term leases—leases with a term greater than three years—contain rent increases and reimbursement for certain operating costs. As a result, we believe that we are largely insulated from the effects of inflation over periods greater than three years. Leases with terms of three years or less will be replaced or renegotiated within three years and should adjust to reflect changed conditions, also mitigating the effects of inflation. Moreover, to the extent that there are material increases in utility costs, we generally reserve the right to renegotiate the rate. However, any increases in the costs of redevelopment of our properties will generally result in a higher cost of the property, which will result in increased cash requirements to redevelop our properties and increased depreciation and amortization expense in future periods, and, in some circumstances, we may not be able to directly pass along the increase in these redevelopment costs to our customers in the form of higher rental rates.

Distribution Policy

To satisfy the requirements to qualify as a REIT, and to avoid paying tax on our income, we intend to make regular quarterly distributions of all, or substantially all, of our REIT taxable income (excluding net capital gains) to our stockholders. Therefore, the Operating Partnership will make quarterly distributions to us and its other partners.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control, contribute to interest rate risk.

As of September 30, 2013, we had outstanding $590 million of consolidated indebtedness that bore interest at variable rates, of which $150 million was hedged utilizing interest rate swaps that have a fixed LIBOR rate of 0.5825% and expire in September 2014. An interest rate cap of an additional $50 million was in place as of September 30, 2013 with a capped LIBOR rate of 3% through December 18, 2015.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. LIBOR rates are not currently within 1% of our interest rate caps, therefore a 1% increase in interest rates would increase the interest expense on the $440 million of variable indebtedness outstanding as of September 30, 2013 that is not hedged by approximately $4.4 million annually. Conversely, a decrease in the LIBOR rate to 0% would decrease the interest expense on this $440 million of variable indebtedness outstanding by approximately $0.8 million annually based on the one month LIBOR rate of approximately 0.2% as of September 30, 2013.

The above analyses do not consider the effect of any change in overall economic activity that could impact interest rates or expected changes associated with future indebtedness. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended September 30, 2013, conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of our business, we are subject to claims for negligence and other claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on us.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our final prospectus filed with the Securities and Exchange Commission on October 10, 2013.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Upon our formation on May 17, 2013, Chad L. Williams was issued 1,000 shares of common stock for total consideration of $1,000 in cash in order to provide our initial capitalization. The shares were issued in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”), as a transaction not involving a public offering. We repurchased these shares in connection with our initial public offering.

In addition, on October 15, 2013, in connection with our formation transactions and IPO, we issued (i) 133,000 shares of Class B common stock to Chad L. Williams, our Chairman and Chief Executive Officer, in exchange for an equivalent number of common limited partnership units of Operating Partnership held by Mr. Williams and (ii) 14,643,645 shares of Class A common stock, $0.01 par value per share (“Class A Common Stock”), to GA QTS Interholdco, LLC in exchange for its interest in General Atlantic REIT, Inc. These shares were issued in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act, as a transaction not involving a public offering.

Use of Proceeds from Registered Securities

On October 8, 2013, the SEC declared effective our registration statement on Form S-11, as amended (File No. 333-190675)(the “Registration Statement”), for the initial public offering of our Class A common stock. We registered the offering and sale of 14,087,500 shares of Class A Common Stock, including 1,837,500 shares of Class A Common Stock to be sold to the underwriters pursuant to their option to purchase additional shares. On October 15, 2013, we completed the offering of 14,087,500 shares of Class A Common Stock, which included the full exercise of the underwriters’ option to purchase additional shares, at a price of $21.00 per share for an aggregate offering price of approximately $296 million. Goldman, Sachs & Co. and Jefferies LLC were joint book-running managers and representatives of the underwriters. Additional joint book-running managers were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., KeyBanc Capital Markets Inc. and Morgan Stanley & Co. LLC.

In connection with our IPO, we received net proceeds of approximately $277.6 million, after deducting the underwriters’ discounts and commissions, net of the underwriters’ reimbursement of certain expenses to us, of approximately $12.6 million and estimated offering expenses of approximately $5.6 million. All of the foregoing underwriting discounts and expenses were direct or indirect payments to persons other than: (i) our directors, officers or any of their associates; (ii) persons owning ten percent or more of our shares of common stock; or (iii) our affiliates.

As described in our Registration Statement under the heading “Use of Proceeds,” we contributed the proceeds from our IPO to our Operating Partnership, which used them to repay amounts outstanding under our unsecured revolving credit facility.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM  4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITE M 6. Exhibits

Exhibit Number	Exhibit Description

2.1	Merger Agreement dated September 19, 2013 by and among QTS Realty Trust, Inc., General Atlantic REIT, Inc. and GA QTS Interholdco, LLC (Filed as exhibit 2.1 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

3.1	Articles of Amendment and Restatement of QTS Realty Trust, Inc. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

3.2	Amended and Restated Bylaws of QTS Realty Trust, Inc. (Filed as exhibit 3.2 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

4.1	Form of Specimen Class A Common Stock Certificate (Filed as exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.1	Contribution Agreement dated as of September 19, 2013 by and between QualityTech, LP and Chad L. Williams (Filed as exhibit 10.3 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.2	Class B Stock Purchase Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Quality Technology Group, LLC (Filed as exhibit 10.4 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.3	Employment Agreement dated as of August 15, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and Chad L. Williams† (Filed as exhibit 10.4 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.4	Amended and Restated Employment Agreement dated as of August 14, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and William H. Schafer† (Filed as exhibit 10.5 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.5	Amendment No. 1 to Employment Agreement dated as of August 14, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and James H. Reinhart† (Filed as exhibit 10.7 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.6	Amendment No. 1 to Employment Agreement dated as of August 14, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and Daniel T. Bennewitz† (Filed as exhibit 10.9 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.7	Employment Agreement dated as of August 1, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and Jeffrey H. Berson†(Filed as exhibit 10.10 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.8	Amendment No. 1 to Employment Agreement dated as of August 14, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and Jeffrey H. Berson† (Filed as exhibit 10.11 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.9	Employment Agreement dated as of August 14, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and Shirley E. Goza† (Filed as exhibit 10.12 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.10	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Chad L. Williams (Filed as exhibit 10.13 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.11	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and William H. Schafer (Filed as exhibit 10.14 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.12	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and James H. Reinhart (Filed as exhibit 10.15 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.13	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Daniel T. Bennewitz (Filed as exhibit 10.16 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.14	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Jeffrey H. Berson (Filed as exhibit 10.17 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.15	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Shirley E. Goza (Filed as exhibit 10.18 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.16	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and John W. Barter (Filed as exhibit 10.19 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.17	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and William O. Grabe (Filed as exhibit 10.20 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.18	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Catherine R. Kinney (Filed as exhibit 10.21 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.19	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Peter A. Marino (Filed as exhibit 10.22 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.20	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Scott D. Miller (Filed as exhibit 10.23 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.21	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Philip P. Trahanas (Filed as exhibit 10.24 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.22	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Stephen E. Westhead (Filed as exhibit 10.25 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.23	First Amendment to Second Amended and Restated Credit Agreement dated as of September 25, 2013 by and among Quality Tech, LP, as borrower, the guarantors party thereto, KeyBank National Association, the Lenders party thereto and KeyBank National Association (Filed as exhibit 10.43 to the Registration Statement on Form S-11/A filed with the SEC on October 1, 2013)

10.24	Second Amendment to Credit Agreement, dated as of September 25, 2013, by and among Quality Investment Properties Richmond, LLC, Quality Technology Services Richmond II, LLC, QualityTech, LP, the Lenders party thereto, and Regions Bank, as administrative agent (Filed as exhibit 10.46 to the Registration Statement on Form S-11/A filed with the SEC on October 1, 2013)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from QTS Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) balance sheet of QTS Realty Trust, Inc., (ii) notes to the financial statement of QTS Realty Trust, Inc., (iii) consolidated balance sheets of QualityTech, LP, (iv) consolidated statements of operations and comprehensive income (loss) of QualityTech, LP, (v) consolidated statement of changes in partners’ (deficit) capital of QualityTech, LP, (vi) consolidated statements of cash flows of QualityTech, LP, and (vii) the notes to the consolidated financial statements for QualityTech, LP.**

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: November 20, 2013	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: November 20, 2013	/s/ William Schafer
William Schafer
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)