Form 10-K
period 2013-12-31
QTS Realty Trust, Inc.
filed 2014-03-10
CIK 1577368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36109

QTS Realty Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-2809094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12851 Foster Street, Overland Park, Kansas	66213
(Address of principal executive offices)	(Zip Code)

(913) 312-5503

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A common stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant’s shares of Class A common stock began trading on the New York Stock Exchange on October 9, 2013.There were 28,883,774 shares of Class A common stock, $.01 par value per share, and 133,000 shares of Class B common stock, $0.01 par value per share, of the registrant outstanding on March 7, 2014.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2013.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our pro forma financial statements and all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions are forward-looking statements. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “pro forma,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements contained in this Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in our markets or the technology industry;

•	national and local economic conditions;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our failure to successfully develop, redevelop and operate acquired properties;

•	significant increases in construction and development costs;

•	the increasingly competitive environment in which we operate;

•	defaults on or non-renewal of leases by customers;

•	increased interest rates and operating costs, including increased energy costs;

•	financing risks, including our failure to obtain necessary outside financing;

•	decreased rental rates or increased vacancy rates;

•	dependence on third parties to provide Internet, telecommunications and network connectivity to our data centers;

•	our failure to qualify and maintain our qualification as a REIT;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the section above entitled “Risk Factors.”

PART I

ITEM 1.	BUSINESS

Unless the context requires otherwise, references in this Form 10-K to “we,” “our,” “us” and “our company” refer to QTS Realty Trust, Inc., a Maryland corporation, together with its consolidated subsidiaries, including QualityTech, LP, a Delaware limited partnership, which we refer to in this Form 10-K as our “operating partnership” or “predecessor.”

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

We are a Maryland corporation formed on May 17, 2013. On October 15, 2013, we completed our initial public offering (the “IPO”) of 14,087,500 shares, including shares issued pursuant to the underwriters’ option to purchase additional shares, which was exercised in full, of our Class A common stock, $0.01 par value per share. Our Class A common stock trades on the New York Stock Exchange under the ticker symbol “QTS.” Concurrently with the completion of the IPO, we consummated a series of transactions, including the merger of General Atlantic REIT, Inc. (“GA REIT”) with and into us, pursuant to which we became the sole general partner and majority owner of Quality Tech, LP, our operating partnership. We contributed the net proceeds of the IPO to our operating partnership in exchange for units of limited partnership interest. Substantially all of our assets are held by, and our operations are conducted through, our operating partnership. As of December 31, 2013, we owned an approximate 78.8% ownership interest in our operating partnership.

We believe that we have operated and are organized in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2013. Our qualification as a REIT, and maintenance of such qualification, depends upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”) relating to, among other things, the sources of our gross income, the composition and values of our assets, our distributions to our stockholders and the concentration of ownership of our equity shares.

Our Portfolio

We operate 10 data centers located in seven states, containing an aggregate of approximately 3.8 million gross square feet of space (approximately 92% of which is wholly owned by us), including approximately

1.8 million “basis-of-design” raised floor square feet, which represents the total data center raised floor potential of our existing data center facilities. This represents the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the configuration that we deploy. As of December 31, 2013, this space included approximately 690,000 raised floor operating net rentable square feet, or NRSF, plus approximately 1.1 million square feet of additional raised floor in our development pipeline, of which approximately 188,000 NRSF is expected to become operational by December 31, 2014. Our facilities collectively have access to over 500 MW of gross utility power with 390 MW of available utility power. We believe such access to power gives us a competitive advantage in redeveloping data center space, since access to power is usually the most limiting and expensive component in data center redevelopment. At the data centers located on each of our properties, whether owned or leased by us, we provide full-service facilities used by our customers to house, power and cool the networking equipment and computer systems that support many of their most critical business processes, as well as additional services.

We account for the operations of all of our properties in one reporting segment.

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

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of December 31, 2013, only two of our more than 880 customers individually accounted for more than 3% of our MRR, with no single customer accounting for more than 8% of our MRR. In addition, approximately 40% of our MRR was attributable to customers who use more than one of our 3Cs products.

Our Structure

Substantially all of our assets are held by, and our operations are conducted through, our operating partnership. Our interest in our operating partnership entitles us to share in cash distributions from, and in the profits and losses of, our operating partnership in proportion to our percentage ownership. As the sole general partner of our operating partnership, we generally have the exclusive power under the partnership agreement to manage and conduct our operating partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners.

The following diagram depicts our ownership structure, on a non-diluted basis, upon completion of the initial public offering and as of December 31, 2013.

Our Competitive Strengths

We believe that we are uniquely positioned in the data center industry and distinguish ourselves from other data center providers through the following competitive strengths:

•	Fully Integrated Platform Offers Scalability and Flexibility to Our Customers and Us. Our differentiated, fully integrated 3Cs approach, allows us to serve a wide variety of customers in a large, addressable market and to scale to the level of IT infrastructure outsourcing desired by our customers. We believe customers will continue to have evolving and diverse IT needs and will prefer providers that offer a portfolio of IT solutions. As of December 31, 2013, approximately 40% of our monthly recurring revenue, or MRR, was attributable to customers who use more than one of our 3Cs products. We believe our ability to offer a full spectrum of 3Cs product offerings enhances our leasing velocity, allows for an individualized pricing mix, results in more balanced lease terms and optimizes cash flows from our assets.

•	Platform Anchored by Strategically Located, Owned “Mega” Data Centers. Our larger “mega” data centers, Atlanta-Metro, Dallas, Richmond and Atlanta-Suwanee, allow us to deliver our fully integrated platform and 3Cs products by building and leasing space more efficiently than in single-use or smaller data centers. We believe that our data centers are engineered to among the highest specifications commercially available. Our national portfolio of 10 data centers (seven of which are wholly owned, representing 92% of our raised square feet, and another is subject to a long term ground lease), are strategically located throughout the United States. We also own an aggregate of 136 acres of additional land adjacent to data center properties that can support the development of up to an additional approximately 1.6 million square feet of raised floor.

•	Significant Expansion Opportunity within Existing Data Center Facilities at Lower Costs. We have developed substantial expertise in redeveloping facilities through the acquisition and redevelopment of all 10 of our operating facilities. Our data center redevelopment model is primarily focused on redeveloping space within our current facilities, which allows us to build additional leasable raised floor at a lower incremental cost compared to ground-up development and to rapidly scale our redevelopment in a modular manner to coincide with customer demand and our estimates of optimal product utilization between our C1, C2 and C3 products.

•	Diversified, High-Quality Customer Base. We have significantly grown our customer base from 510 in 2009 to over 880 as of December 31, 2013, with no single customer accounting for more than 8% of our MRR and only two of our customers individually accounting for more than 3% of our MRR. Our focus on our customers and our ability to scale with their needs allows us to achieve a low rental churn rate (which is the MRR impact from a customer completely departing our platform in a given period compared to the total MRR at the beginning of the period). For the year ended December 31, 2013, we experienced a rental churn rate of 5.7%.

•	Robust In-House Sales Capabilities. Our in-house sales force has deep knowledge of our customers’ businesses and IT infrastructure needs and is supported by sophisticated sales management, reporting and incentive systems. Our internal sales force is structured by product offerings, specialized industry segments and, with respect to our C2 product, by geographical region. Therefore, unlike certain other data center companies, we are less dependent on data center brokers to identify and acquire or renew our customers, which we believe is a key enabler of our 3Cs strategy.

•	Security and Compliance Focused. Our operations and compliance team are focused on providing high level physically security and compliance solutions in all of our data centers and through our 3C offerings.

•	Balance Sheet Positioned to Fund Continued Growth. As of December 31, 2013 we had nearly $330 million of available liquidity, consisting of cash and cash equivalents and the ability to borrow under our unsecured revolving credit facility. We believe that we are appropriately capitalized with sufficient funds and available borrowing capacity to pursue our anticipated business and growth strategies.

•	Founder-Led Management Team with Proven Track Record and Strong Alignment with Our Stockholders. Our senior management team has significant experience in the ownership, management and redevelopment of commercial real estate through multiple business cycles. We believe our executive management team’s experience will enable us to capitalize on industry relationships by providing an ongoing pipeline of attractive leasing and redevelopment opportunities.

•	Commitment to Sustainability. We have a commitment to sustainability that focuses on managing our power and space as effectively and efficiently as possible. We believe that our continued efforts and proven results from sustainably redeveloping properties give us a distinct advantage over our competitors in attracting new customers.

Business and Growth Strategies

Our primary business objectives are to maximize cash flow and to achieve long-term growth in our business in order to maximize stockholder value through the prudent management of a high-quality portfolio of properties and our fully integrated platform used to deliver our 3Cs product offerings. Our business and growth strategies to achieve these objectives include the following elements:

•	Continued Redevelopment of Our Existing Footprint. We believe our redevelopment pipeline provides us with a multi-year growth opportunity at very attractive risk-adjusted returns without the need to construct new buildings or acquire additional properties or land for development.

•	Increase Cash Flow of Our In-Place Data Center Space. We seek to increase cash flow by proactively managing, leasing and optimizing space, rent and occupancy levels across our portfolio. Over the past few years, we have reclaimed space that we have re-leased at higher rates. As of December 31, 2013, our existing data center facilities had approximately 56,000 square feet of raised floor available for lease, with an additional 50,000 square feet of raised floor ready for its intended use in January 2014. We believe this space, together with available power, provides us an opportunity to generate incremental revenue within our existing data center footprint without extensive capital expenditures.

•	Expand Our Cloud and Managed Services (“C3”) Product Offerings. We intend to continue to expand our C3 product offerings and penetration by providing self-service and automation capabilities and targeting both new and existing customers, as our Cloud and Managed Services products can be used as an alternative to, or in conjunction with, our C1 and C2 products. Through our C3 product offerings, we believe that we will be able to capture a larger addressable market, increase our ability to retain customers and increase cash flow from our properties.

•	Increase Our Margins through Our Operating Leverage. We anticipate that our business and growth strategies can be substantially supported by our existing platform, will not require significant incremental general and administrative expenditures and will allow us to continue to benefit from operational leverage and increase operating margins.

•	Selectively Expand Our Fully Integrated Platform to Other Strategic Markets. We will selectively pursue attractive opportunities in strategic locations where we believe our fully integrated platform would give us a competitive advantage in the acquisition and leasing of a facility or portfolio of assets. We also believe we can integrate additional data center facilities into our platform without adding significant incremental headcount or general and administrative expenses, as evidenced by our recent acquisition of our Sacramento data center.

Competition

We compete with developers, owners and operators of data centers and with IT infrastructure companies in the market for data center customers, properties for acquisition and the services of key third-party providers. We continue to compete with owners and operators of data centers and providers of cloud and managed services that follow other business models and may offer one or more of these services. We believe, however, that our 3Cs product offerings set us apart from our competitors in the data center industry and makes us more attractive to customers, both large and small. In addition, we believe other providers are seeking ways to enter or strengthen their positions in the data center market.

We compete for customers based on factors, including location, critical load, NRSF, flexibility and expertise in the design and operation of data centers, as well as our cloud product and the breadth of managed services that we provide. New customers who consider leasing space at our properties and using our products and existing customers evaluating whether to renew or extend a lease may also consider our competitors, including wholesale infrastructure providers and colocation and managed services providers. In addition, our customers may choose to own and operate their own data centers rather than lease from us.

As an owner, developer and operator of data centers and provider of Cloud and Managed Services, we depend on certain third-party service providers, including engineers and contractors with expertise in the development of data centers and the provision of managed services. The level of competition for the services of specialized contractors and other third-party providers increases the cost of engaging such providers and the risk of delays in operating our data centers and completing our development and redevelopment projects.

In addition, we face competition for the acquisition of additional properties suitable for the development of data centers from real estate developers in our and in other industries and from customers who develop their own data center facilities. Such competition may have the effect of reducing the number of available properties for acquisition, increasing the price of any acquisition and reducing the demand for data center space in the markets we seek to serve.

Regulation

General

Data centers in our markets are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties has the necessary permits and approvals to operate its business.

Americans With Disabilities Act

Our properties must comply with Title III of the ADA to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that the initial properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Environmental Matters

Under various federal, state and local laws, including regulations, ordinances and case law, a current or former owner or operator of real property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial, liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Most of our properties presently contain large underground or aboveground fuel storage tanks for emergency power, which is critical to our operations. If any of our tanks has a release of fuel to the environment, we would likely have to pay to clean up the contamination. In addition, prior owners and operators used some of our current properties for industrial and retail purposes, which could have resulted in environmental contamination. Moreover, the presence of contamination or the failure to remediate contamination at our properties may (1) expose us to third-party liability, (2) subject our properties to liens in favor of the government for damages and costs the government incurs in connection with the contamination, (3) impose restrictions on the manner in which a property may be used or businesses may be operated, or (4) materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities, without regard to whether we comply with environmental laws in doing so. Finally, there may be material environmental liabilities at our properties of which we are not aware. Any of these matters could have a material adverse effect on us.

Our properties are subject to federal, state, and local environmental, health, and safety laws and regulations and zoning requirements, including those regarding the handling of regulated substances and wastes, emissions to the environment, and fire codes. For instance, our properties are subject to regulations regarding the storage of petroleum for auxiliary or emergency power and air emissions arising from the use of power generators. In particular, our properties in California are subject to strict emissions limitations for its generators, which could be exceeded if we need to use these generators to supply critical backup power in a manner that results in emissions in excess of California limits. In addition, we lease some of our properties to our customers who are also subject to such environmental, health and safety laws and zoning requirements. If we, or our customers, fail to comply with these various requirements, we might incur costs and liabilities, including governmental fines and penalties. Moreover, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will materially and adversely affect us. Environmental noncompliance liability also could affect a customer’s ability to make rental payments to us. We require our customers to comply with these environmental and health and safety laws and regulations and to indemnify us for any related liabilities.

Privacy and Security

We may be directly and/or contractually subject to laws, regulations and policies for protecting sensitive data, consumer privacy and vital national interests. For example, the US government has promulgated regulations and standards subject to authority provided through the enactment of a number of laws, such as HIPAA, the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, the Gramm-Leach-Bliley Act, or GLBA, and the Federal Information Security Management Act of 2002, or FISMA, which require many corporations and federal, state and local governmental entities to control the security of, access to and configuration of their IT systems. A number of states have also enacted laws and regulations that require covered entities, such as data center operators, to implement and maintain security measures to protect certain types of information, such as Social Security numbers, payment card information, and other types of data, from unauthorized use and disclosure. In addition, industry organizations have adopted and implemented various security and compliance policies. For example, the Payment Card Industry Security Standards Council has issued its mandatory Payment Card Industry Data Security Standard, or PCI DSS, which is applicable to all organizations processing payment card transactions.

In connection with certain of these laws, we are subject to audits and assessments, and we may be required to obtain certain certifications. Audit failure or findings of non-compliance can lead to significant fines or decertification from engaging in certain activities. For example, violations of HIPAA/HITECH Act regulations can lead to fines of up to $1.5 million for all violations of a particular provision in a calendar year and our failure to demonstrate compliance in an annual PCI DSS audit may result in fines and exclusion from payment card networks. Additionally, violations of privacy or security laws, regulations or standards increasingly lead to class-action litigation, which can result in substantial monetary judgments or settlements. We cannot assure you that future laws, regulations and standards, or future interpretations of current laws, regulations and standards, related to privacy and security will not have a material adverse effect on us.

Insurance

We carry comprehensive liability, fire, extended coverage, earthquake, flood, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy. We have selected policy specifications and insured limits that we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our management, the properties in our portfolio are currently adequately insured. We will not carry insurance for generally uninsured losses such as loss from riots, war, wet or dry rot, vermin and, in some cases, flooding, because such coverage is not available or is not available at commercially reasonable rates. In addition, although we carry earthquake and flood insurance on our properties in an amount and with deductibles that we believe are commercially reasonable, such policies are subject to limitations in certain flood and seismically active zones. Certain of the properties in our portfolio will be located in areas known to be seismically active. See “Risk Factors—Risks Related to the Real Estate Industry—Uninsured and underinsured losses could have a material adverse effect on us.”

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have not yet made a decision as to whether we will take advantage of any or all of these exemptions.

In addition, the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of this extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for all public companies that are not emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

Employees

As of December 31, 2013, we employed approximately 400 persons, none of whom were represented by a labor union. We believe our relations with our employees are good.

Offices

Our executive headquarters is located at 12851 Foster Street, Overland Park, Kansas 66213, where our telephone number is (913) 814-9988. We believe that our current offices are adequate for our present operations; however, based on the anticipated growth of our company, we may add regional offices depending upon our future operational needs.

Available Information

Our Internet website address is www.qtsdatacenters.com. You can obtain on our website, free of charge, a copy of our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Also available on our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and the charters for each of the committees of our Board of Trustees—the Audit Committee, the Corporate Governance and Nominating Committee, and the Compensation Committee.

ITEM 1A.	RISK FACTORS

Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following risks in evaluating our Company and our business. If any of the risks discussed in this Form 10-K were to occur, our business, prospects, financial condition, liquidity, funds from operations and results of operations and our ability to service our debt and make distributions to our stockholders could be materially and adversely affected, which we refer to herein collectively as a “material adverse effect on us,” the market price of our common stock could decline significantly and you could lose all or part of your investment. Some statements in this Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements” at the beginning of this Form 10-K.

Risks Related to Our Business and Operations

Because we are focused on the ownership, operation and redevelopment of data centers, any decrease in the demand for data center space or managed services could have a material adverse effect on us.

Because our portfolio of properties consists entirely of data centers, or properties to be converted to data centers, we are subject to risks inherent in investments in a single industry. Adverse developments in the data center market or in the industries in which our customers operate could lead to a decrease in the demand for data center space or managed services, which could have a greater material adverse effect on us than if we owned a more diversified real estate portfolio. These adverse developments could include: a decline in the technology industry, such as a decrease in the use of mobile or web-based commerce, industry slowdowns, business layoffs or downsizing, relocations of businesses, increased costs of complying with existing or new government regulations and other factors; a slowdown in the growth of the Internet generally as a medium for commerce and communication; a downturn in the market for data center space generally such as oversupply of or reduced demand for space; and the rapid development of new technologies or the adoption of new industry standards that render our or our customers’ current products and services obsolete or unmarketable and, in the case of our customers, that contribute to a downturn in their businesses, increasing the likelihood of a default under their leases or that they become insolvent or file for bankruptcy protection. To the extent that any of these or other adverse conditions occur, they are likely to impact market rents for, and cash flows from, our data center space, which could have a material adverse effect on us.

Our data center infrastructure may become obsolete or unmarketable and we may not be able to upgrade our power, cooling, security or connectivity systems cost-effectively or at all.

The markets for the data centers we own and operate, as well as certain of the industries in which our customers operate, are characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels and changing customer demands. As a result, the infrastructure at our data centers may become obsolete or unmarketable due to demand for new processes and/or technologies, including, without limitation: (i) new processes to deliver power to, or eliminate heat from, computer systems; (ii) customer demand for additional redundancy capacity; or (iii) new technology that permits lower levels of critical load and heat removal than our data centers are currently designed to provide. In addition, the systems that connect our data centers to the Internet and other external networks may become outdated, including with respect to latency, reliability and diversity of connectivity. When customers demand new processes or technologies, we may not be able to upgrade our data centers on a cost effective basis, or at all, due to, among other things, increased expenses to us that cannot be passed on to customers or insufficient revenue to fund the necessary capital expenditures. The obsolescence of our power and cooling systems and/or our inability to upgrade our data centers, including associated connectivity, could reduce revenue at our data centers and could have a material adverse effect on us. Furthermore, potential future regulations that apply to industries we serve may require customers in those industries to seek specific requirements from their data centers that we are unable to provide. These may include physical security regulations applicable to the defense industry and government contractors and privacy and security requirements applicable to the financial services and health care industries. If such regulations were adopted, we could lose customers or be unable to attract new customers in certain industries, which could have a material adverse effect on us.

We face considerable competition in the data center industry and may be unable to renew existing leases, lease vacant space or re-let space on more favorable terms, or at all, as leases expire, which could have a material adverse effect on us.

Leases representing approximately 15% of our leased raised floor and approximately 30% of our annualized rent (including all month-to-month leases), in each case as of December 31, 2013, will expire in 2014. We compete with numerous developers, owners and operators in the data center industry, including managed service providers and other REITs, some of which own or lease properties similar to ours, or may do so in the future, in the same submarkets in which our properties are located. Our competitors may have significant advantages over us, including greater name recognition, longer operating histories, higher operating margins, pre-existing relationships with current or potential customers, greater financial, marketing and other resources, and access to greater and less expensive power. These advantages could allow our competitors to respond more quickly to strategic opportunities or changes in our industry or markets. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our customers, or if our competitors offer products and services in a greater variety, that are more state-of-the-art or that are more competitively priced than the products and services we offer, we may lose customers or be unable to attract new customers without lowering our rental rates and improving the quality, mix and technology of our products and services. We cannot assure you that we will be able to renew leases with our existing customers or re-let space to new customers if our current customers do not renew their leases. Even if our customers renew their leases or we are able to re-let the space, the terms (including rental rates and lease periods) and costs (including capital) of renewal or re-letting may be less favorable than the terms of our current leases. In addition, there can be no assurances that the type of space and/or services currently available at our properties will be sufficient to retain current customers or attract new customers in the future. Finally, although we offer a full spectrum of data center products from Custom Data Centers to Colocation to Cloud and Managed Services, our competitors that specialize in only one of our product and service offerings may have competitive advantages in that space. If rental rates for our properties decline, we are unable to lease vacant space, our existing customers do not renew their leases or we do not re-let space from expiring leases, in each case, on favorable terms, it could have a material adverse effect on us.

The long sales cycle for data center products could have a material adverse effect on us.

A customer’s decision to lease space in one of our data centers and to purchase Cloud and Managed Services typically involves a significant commitment of resources, time-consuming contract negotiations regarding the service level commitments and substantial due diligence on the part of the customer regarding the adequacy of our infrastructure and attractiveness of our products and services. As a result, the leasing of data center space and Cloud and Managed Services has a long sales cycle. Furthermore, we may expend significant time and resources in pursuing a particular sale or customer that may not result in any revenue. Our inability to adequately manage the risks associated with leasing the space and products within our facilities could have a material adverse effect on us.

Our customers may choose to develop new data centers or expand their own existing data centers, which could result in the loss of one or more key customers or reduce demand and pricing for our data centers and could have a material adverse effect on us.

Some of our customers may develop their own data center facilities. Other customers with their own existing data centers may choose to expand their data centers in the future. In the event that any of our key customers were to develop or expand their data centers, it could result in a loss of business to us or put pressure on our pricing. If we lose a customer, there is no assurance that we would be able to replace that customer at the same or a higher rate, or at all, which could have a material adverse effect on us.

The bankruptcy or insolvency of a major customer could have a material adverse effect on us.

The bankruptcy or insolvency of a major customer could have significant consequences for us. If any customer becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the customer solely because of the bankruptcy. In addition, the bankruptcy court might authorize the customer to reject and terminate its lease with us. Our claim against the customer for unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. If any of our significant customers were to become bankrupt or insolvent, suffer a downturn in its business, fail to renew its lease at all or renew on terms less favorable to us than its current terms, reject or terminate any leases with us and/or fail to pay unpaid or future rent owed to us, it could have a material adverse effect on us.

Our two largest properties in terms of annualized rent, Atlanta-Metro and Atlanta-Suwanee, collectively accounted for approximately 64% of our annualized rent as of December 31, 2013, and any inability, temporarily or permanently, to fully and consistently operate either of these properties could have a material adverse effect on us.

Our two largest properties in terms of annualized rent, Atlanta-Metro and Atlanta-Suwanee, collectively accounted for approximately 64% of our annualized rent as of December 31, 2013. Therefore, any inability, temporarily or permanently, to fully and consistently operate either of these properties could have a material adverse effect on us. In addition, because both properties are located in the Atlanta Metropolitan area, we are particularly susceptible to adverse developments in this area, including as a result of natural disasters (such as hurricanes, floods, tornadoes and other events), that could cause, among other things, permanent damage to the properties and electrical power outages that may last beyond our backup and alternative power arrangements. Further, Atlanta-Metro and Atlanta-Suwanee account for several of our largest leases in terms of MRR. Any nonrenewal, credit or other issues with large customers could adversely affect the performance of these properties.

We may be adversely affected by the economies and other conditions of the markets in which we operate, particularly in Atlanta and other metropolitan areas, where we have a high concentration of our data center properties.

We are susceptible to adverse economic or other conditions in the geographic markets in which we operate, such as periods of economic slowdown or recession, the oversupply of, or a reduction in demand for, data centers and cloud and managed services in a particular area, industry slowdowns, layoffs or downsizings, relocation of businesses, increases in real estate and other taxes and changing demographics. The occurrence of these conditions in the specific markets in which we have concentrations of properties could have a material adverse effect on us. Our Atlanta area (Atlanta-Metro and Atlanta-Suwanee) and Santa Clara data centers accounted for approximately 64% and 11%, respectively, of our annualized rent as of December 31, 2013. As a result, we are particularly susceptible to adverse market conditions in these areas. In addition, other geographic markets could become more attractive for developers, operators and customers of data center facilities based on favorable costs and other conditions to construct or operate data center facilities in those markets. For example, some states have created tax incentives for developers and operators to locate data center facilities in their jurisdictions. These changes in other markets may increase demand in those markets and result in a corresponding decrease in demand in our markets. Any adverse economic or real estate developments in the geographic markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for data center space resulting from the local business climate or business climate in other markets, could have a material adverse effect on us.

The long-term continuance of challenging economic and other market conditions could have a material adverse effect on us.

Economic and other market conditions continue to be challenging in the United States, with tighter credit conditions and modest growth. While recent economic data reflects a stabilization of the economy and credit markets, the cost and availability of credit may continue to be limited. Furthermore, deteriorating economic and other market conditions that affect our customers could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio. Additionally, the economic climate could have an impact on our lenders or customers, causing them to fail to meet their obligations to us. The long-term continuance of challenging economic and other market conditions could have a material adverse effect on us.

Future consolidation and competition in our customers’ industries could reduce the number of our existing and potential customers and make us dependent on a more limited number of customers.

Mergers or consolidations in our customers’ industries in the future could reduce the number of our existing and potential customers and make us dependent on a more limited number of customers. If our customers merge with or are acquired by other entities that are not our customers, they may discontinue or reduce the use of our data centers in the future. Additionally, some of our customers may compete with one another in various aspects of their businesses, which places additional competitive pressures on our customers. Any of these developments could have a material adverse effect on us.

Our failure to develop and maintain a diverse customer base could have a material adverse effect on us.

Our customers are a mix of C1, C2 and C3 customers. Each type of customer and their leases with us have certain features that distinguish them from our other customers, such as operating margin, space and power requirements and lease term. In addition, our customers engage in a variety of professional, financial, technological and other businesses. A diverse customer base helps to minimize exposure to economic fluctuations in any one industry, business sector or customer type, or any particular customer. Our relative mix of C1, C2 and C3 customers may change over time, as may the industries represented by our customers, the concentration of customers within specified industries and the economic value and risks associated with each customer, and there is no assurance that we will be able to maintain a diverse customer base, which could have a material adverse effect on us.

Our future growth depends upon the successful redevelopment of our existing properties, and any delays or unexpected costs in such redevelopment could have a material adverse effect on us.

We have initiated or are contemplating the redevelopment of seven of our existing data center properties: Atlanta-Metro, Dallas, Jersey City, Richmond, Sacramento, Santa Clara and Atlanta-Suwanee. Our future growth depends upon the successful completion of these efforts. With respect to our current and any future expansions and any new developments or redevelopments, we will be subject to certain risks, including the following:

•	financing risks;

•	increases in interest rates or credit spreads;

•	construction and/or lease-up delays;

•	changes to plans or specifications;

•	construction site accidents or other casualties;

•	lack of availability of, and/or increased costs for, specialized data center components, including long lead-time items such as generators;

•	cost overruns, including construction or labor costs that exceed our original estimates;

•	contractor and subcontractor disputes, strikes, labor disputes or supply disruptions;

•	failure to achieve expected occupancy and/or rental rate levels within the projected time frame, if at all;

•	sub-optimal mix of 3Cs products;

•	environmental issues, fire, flooding, earthquakes and other natural disasters; and

•	delays with respect to obtaining or the inability to obtain necessary zoning, occupancy, environmental, land use and other governmental permits, and changes in zoning and land use laws, particularly with respect to build-outs at our Sacramento and Santa Clara facilities.

In addition, with respect to any future developments of new data center properties, we will be subject to risks and, potentially, unanticipated costs associated with obtaining access to a sufficient amount of power from local utilities, including the need, in some cases, to develop utility substations on our properties in order to accommodate our power needs, constraints on the amount of electricity that a particular locality’s power grid is capable of providing at any given time, and risks associated with the negotiation of long-term power contracts with utility providers. We may not be able to successfully negotiate such contracts on favorable terms, or at all. Any inability to negotiate utility contracts on a timely basis or on favorable terms or in volumes sufficient to supply the critical load anticipated for future developments could have a material adverse effect on us.

While we intend to develop data center properties primarily in markets with which we are familiar, we may in the future acquire properties in new geographic markets where we expect to achieve favorable risk-adjusted returns on our investment. We may not possess the same level of familiarity with development or redevelopment in these new markets and therefore cannot assure you that our development activities will generate attractive returns. Furthermore, development and redevelopment activities, regardless of whether they are ultimately successful, also typically require a substantial portion of our management’s time and attention. This may distract our management from focusing on other operational activities of our business.

These and other risks could result in delays, increased costs and a lower stabilized return on invested capital and could prevent completion of our development and expansion projects once undertaken, which could have a material adverse effect on us. In addition, we are expanding the aforementioned properties, and may develop or expand properties in the future, prior to obtaining commitments from customers to lease them. This is known as developing or expanding “on speculation” and involves the risk that we will be unable to attract customers to the properties on favorable terms in a timely manner, if at all. In addition to our internal sales force, through our channels and partners team, we intend to use our existing industry relationships with national technology companies to retain and attract customers for our existing data center properties as well as the expansions and developments of such properties. We believe these industry relationships provide an ongoing pipeline of attractive leasing opportunities, and we intend to capitalize on these relationships in order to increase our leasing network. If our internal sales force or channels and partners team is not successful in leasing new data center space on favorable terms, it could have a material adverse effect on us.

Our properties are designed primarily for lease as data centers, which could make it difficult to reposition them if we are not able to lease or re-let available space.

Our properties are highly specialized properties that contain extensive electrical, communications and mechanical systems. Such systems are often custom-designed to house, power and cool certain types of computer systems and networking equipment. Any office space (such as private office space, open office areas and conference centers) located at our properties is merely complementary to such systems, to facilitate our ability to service and maintain them. As a result, our properties are not well-suited for primary use by customers as anything other than data centers. Major renovations and expenditures would be required to convert the properties for use as commercial office space, or for any other use, which would substantially reduce the benefits from such a conversion. In the event of a conversion, the value of our properties may be impaired due to the costs of reconfiguring the real estate for alternate purposes and the removal or modification of the specialized systems and equipment. The highly specialized nature of our data center properties could make it difficult and costly to reposition them if we are not able to lease or re-let available space on favorable terms, or at all, which could have a material adverse effect on us.

We lease the space in which two of our data centers are located and the non-renewal of such leases could have a material adverse effect on us.

We lease the space housing our data center facilities located in Jersey City, New Jersey and Overland Park, Kansas, where our corporate headquarters is located. These leases expire (taking into account our extension options) in 2031 and 2023, respectively. We would incur costs if we were forced to vacate either of our leased facilities due to the high costs of relocating the equipment in our facilities and installing the necessary infrastructure in a new data center property. If we were forced to vacate either of our leased facilities, we could lose customers that chose our services based on our location. Our landlords could attempt to evict us for reasons beyond our control. Further, we may be unable to maintain good working relationships with our landlords, which would adversely affect our relationship with our customers and could result in the loss of current customers. In addition, we cannot assure you that we will be able to renew these leases prior to their expiration dates on favorable terms or at all. If we are unable to renew our lease agreements, we could lose a significant number of customers who are unwilling to relocate their equipment to another one of our data center properties, which could have a material adverse effect on us. Even if we are able to renew these leases, the terms and other costs of renewal may be less favorable than our existing lease arrangements. Failure to sufficiently increase revenue from customers at these facilities to offset these projected higher costs could have a material adverse effect on us.

The ground sublease structure at the Santa Clara property could prevent us from developing the property as we desire, and we may have to incur additional expenses prior the end of the ground sublease to restore the property to its prelease state.

Our interest in the Santa Clara property is subject to a ground sublease granted by a third party, as ground sublessor, to our indirect subsidiary Quality Investment Properties Santa Clara, LLC, or QIP Santa Clara. The ground sublease terminates in 2052 and we have two options to extend the original term for consecutive ten-year terms. The ground sublease structure presents special risks. We, as ground sublessee, will own all improvements on the land, including the buildings in which the data centers are located during the term of the ground sublease. Upon the expiration or earlier termination of the ground sublease, however, the improvements on the land will become the property of the ground sublessor. Unless we purchase a fee interest in the land and improvements subject to the ground sublease, we will not have any economic interest in the land or improvements at the expiration of the ground sublease. Therefore, we will not share in any increase in value of the land or improvements beyond the term of the ground sublease, notwithstanding our capital outlay to purchase our interest in the data center or fund improvements thereon, and will lose our right to use the building on the subleased property. In addition, upon the expiration of the ground sublease, the ground sublessor may require the removal of the improvements or the restoration of the improvements to their condition prior to any permitted alterations at our sole cost and expense. If we do not meet a certain net worth test, we also will be required to provide the ground sublessor with a bond in connection with such removal and restoration requirements. In addition, while we generally have the right to undertake alterations to the demised premises, the ground sublessor has the right to reasonably approve the quality of such work and the form and content of certain financial information of QIP Santa Clara. The ground sublessor need not give its approval to alterations if it or its affiliate determines that the work will have a material adverse impact on the fee interest in property adjacent to the demised premises. In addition, though the ground sublease provides that we may exercise the rights of ground lessor in the event of a rejection of the master ground lease, each of the master ground lease and the ground sublease may be rejected in bankruptcy. Finally, in the event of a condemnation, the ground lessor is entitled to an allocable share of any condemnation proceeds. The ground sublease, however, does contain important nondisturbance protections and provides that, in event of the termination of the master ground lease, the ground sublease will become a direct lease between the ground lessor and QIP Santa Clara.

We depend on third parties to provide Internet, telecommunication and fiber optic network connectivity to the customers in our data centers, and any delays or disruptions in service could have a material adverse effect on us.

Our products and infrastructure rely on third-party service providers. In particular, we depend on third parties to provide Internet, telecommunication and fiber optic network connectivity to the customers in our data centers, and we have no control over the reliability of the services provided by these suppliers. Our customers may in the future experience difficulties due to service failures unrelated to our systems and services. Any Internet, telecommunication or fiber optic network failures may result in significant loss of connectivity to our data centers, which could reduce the confidence of our customers and could consequently impair our ability to retain existing customers or attract new customers and could have a material adverse effect on us.

Similarly, we depend upon the presence of Internet, telecommunications and fiber optic networks serving the locations of our data centers in order to attract and retain customers. The construction required to connect multiple carrier facilities to our data centers is complex, requiring a sophisticated redundant fiber network, and involves matters outside of our control, including regulatory requirements and the availability of construction resources. Each new data center that we develop requires significant amounts of capital for the construction and operation of a sophisticated redundant fiber network. We believe that the availability of carrier capacity affects our business and future growth. We cannot assure you that any carrier will elect to offer its services within our data centers or that once a carrier has decided to provide connectivity to our data centers that it will continue to do so for any period of time. Furthermore, some carriers are experiencing business difficulties or have announced consolidations or mergers. As a result, some carriers may be forced to downsize or terminate connectivity within our data centers, which could adversely affect our customers and could have a material adverse effect on us.

Power outages, limited availability of electrical resources and increased energy costs could have a material adverse effect on us.

Our data centers are subject to electrical power outages, regional competition for available power and increased energy costs. We attempt to limit exposure to system downtime by using backup generators and power supplies generally at a significantly higher operating cost than we would pay for an equivalent amount of power from a local utility. However, we may not be able to limit our exposure entirely even with these protections in place. Power outages, which may last beyond our backup and alternative power arrangements, would harm our customers and our business. During power outages, changes in humidity and temperature can cause permanent damage to servers and other electrical equipment. We could incur financial obligations or be subject to lawsuits by our customers in connection with a loss of power. Any loss of services or equipment damage could reduce the confidence of our customers in our services and could consequently impair our ability to attract and retain customers, which could have a material adverse effect on us.

In addition, power and cooling requirements at our data centers are increasing as a result of the increasing power and cooling demands of modern servers. Since we rely on third parties to provide our data centers with sufficient power to meet our customers’ needs, and we generally do not control the amount of power drawn by our customers, our data centers could have a limited or inadequate amount of electrical resources.

We also may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Utilities that serve our data centers may be dependent on, and sensitive to price increases for, a particular type of fuel, such as coal, oil or natural gas. The price of these fuels and the electricity generated from them could increase as a result of proposed legislative measures related to climate change or efforts to regulate carbon emissions. While our wholesale customers are billed based on a pass-through basis for their direct energy usage, our retail customers pay a fixed cost for services, including power, so any excess energy costs above such fixed costs are borne by us. Although, for technical and practical reasons, our retail customers often use less power than the amount we are required to provide pursuant to their leases, there is no assurance that this will always be the case. Although we have a diverse customer base, the concentration and mix of our customers may change and increases in the cost of power at any of our data centers would put those locations at a competitive disadvantage relative to data centers served by utilities that can provide less expensive power. This could adversely affect our relationships with our customers and hinder our ability to operate our data centers, which could have a material adverse effect on us.

We rely on the proper and efficient functioning of computer and data-processing systems, and a large-scale malfunction could have a material adverse effect on us.

Our ability to keep our data centers operating depends on the proper and efficient functioning of computer and data-processing systems. Since computer and data-processing systems are susceptible to malfunctions and interruptions, including those due to equipment damage, power outages, computer viruses and a range of other hardware, software and network problems, we cannot guarantee that our data centers will not experience such malfunctions or interruptions in the future. Additionally, expansions and developments in the products and services that we offer, including our Cloud and Managed Services, could increasingly add a measure of complexity that may overburden our data center and network resources and human capital, making service interruptions and failures more likely. A significant or large-scale malfunction or interruption of one or more of any of our data centers’ computer or data-processing systems could adversely affect our ability to keep such data centers running efficiently. If a malfunction results in a wider or sustained disruption to business at a property, it could have a material adverse effect on us.

Interruptions in our provision of products or services, or security breaches at our facility or affecting our networks, could result in a loss of customers and damage our reputation, which could have a material adverse effect on us.

Our business and reputation could be adversely affected by any interruption or failure in the provision of products, services or security (whether network or physical) at our data centers, even if such events occur as a result of a natural disaster, human error, landlord maintenance failure, water damage, fiber cuts, extreme temperature or humidity, sabotage, vandalism, terrorist acts, unauthorized entry or other unanticipated problems. In addition, our network could be subject to unauthorized access, computer viruses, and other disruptive problems caused by customers, employees, or others. Unauthorized access, computer viruses, or other disruptive problems could lead to interruptions, delays and cessation of service to our customers. If a significant disruption occurs, we may be unable to implement disaster recovery or security measures in a timely manner or, if and when implemented, these measures may not be sufficient or could be circumvented through the reoccurrence of a natural disaster or other unanticipated problem, or as a result of accidental or intentional actions. Furthermore, such disruptions can cause damage to servers and may result in legal liability where interruptions in service violate service commitments in customer leases. Resolving network failures or alleviating security problems also may require interruptions, delays, or cessation of service to our customers. Accordingly, failures in our products and services, including problems at our data centers, network interruptions or breaches of security on our network may result in significant liability, a loss of customers and damage to our reputation, which could have a material adverse effect on us.

If we are unable to protect our or our customers’ information from theft or loss, our reputation could be harmed, which could have a material adverse effect on us.

We are vulnerable to negative impacts if sensitive information from our customers or their customers is inadvertently compromised or lost. We routinely process, store and transmit large amounts of data for our customers, which includes sensitive and personally identifiable information. Loss or compromise of this data could cost us both monetarily and in terms of customer goodwill and lost business. Unauthorized access also potentially could jeopardize the security of confidential information of our customers or our customers’ end-users, which might expose us to liability from customers and the government agencies that regulate us or our customers, as well as deter potential customers from renting our space and purchasing our services. For example, violations of the Health Insurance Portability and Accountability Act, or HIPAA, and Health Information Technology for Economic and Clinical Health Act can lead to fines of up to $1.5 million for all violations of a particular provision in a calendar year. In addition, we cannot predict how future laws, regulations and standards, or future interpretations of current laws, regulations and standards, related to privacy and security will affect our business and we cannot predict the cost of compliance. We may be required to expend significant financial resources to protect against physical or cybersecurity breaches that could result in the misappropriation of our or our customers’ information. As techniques used to breach security change frequently, and are generally not recognized until launched against a target, we may not be able to implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Any internal or external breach in our network could severely harm our business and result in costly litigation and potential liability for us. To the extent our customers demand that we accept unlimited liability and to the extent there is a competitive trend to accept it, such a trend could affect our ability to retain these limitations in our leases at the risk of losing the business. Such a trend may be particularly likely to occur with regard to our Cloud and Managed Services. We may experience a data loss or security breach, which could have a material adverse effect on us.

The loss of key personnel, particularly Chad L. Williams, our Chairman and Chief Executive Officer, and William H. Schafer, our Chief Financial Officer, could have a material adverse effect on us.

Our continued success depends, to a significant extent, on the continued services of key personnel, particularly Chad L. Williams, our Chairman and Chief Executive Officer, and William H. Schafer, our Chief Financial Officer, who have extensive market knowledge and long-standing business relationships. In particular, our reputation among and our relationships with our key customers are the direct result of a significant investment of time and effort by these individuals to build our credibility in a highly specialized industry. The loss of services of one or more key members of our executive management team, particularly our Chairman and Chief Executive Officer or our Chief Financial Officer, could diminish our business and investment opportunities and our relationships with lenders, business partners and existing and prospective customers and could have a material adverse effect on us.

Any inability to recruit or retain qualified personnel, or maintain access to key third-party service providers, could have a material adverse effect on us.

We must continue to identify, hire, train, and retain IT professionals, technical engineers, operations employees, and sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required to grow our company, develop and expand our data centers, maximize our rental and services income and achieve the highest sustainable rent levels at each of our facilities. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of these personnel. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. An increase in these costs or our inability to recruit and retain necessary technical, managerial, sales and marketing personnel or to maintain access to key third-party providers could have a material adverse effect on us.

Our decentralized management structure may lead to incidents or developments that could damage our reputation and could have a material adverse effect on us.

We have a decentralized management structure that enables the local managers at each of our data centers to quickly and effectively respond to trends in their respective markets. While we believe that we exercise an appropriate level of central control and supervision over all of our operations, the local managers retain a certain amount of operational and decision-making flexibility, including the management of the particular data center, sourcing, pricing and other sales decisions. We cannot guarantee that our local managers will not take actions or experience problems that could damage our reputation or have a material adverse effect on us.

We may be unable to identify and complete acquisitions on favorable terms or at all, which may inhibit our growth and have a material adverse effect on us.

We continually evaluate the market of available properties and may acquire additional properties when opportunities exist. Our ability to acquire properties on favorable terms is subject to the following significant risks:

•	we may be unable to acquire a desired property because of competition from other real estate investors with significant resources and/or access to capital, including both publicly traded REITs and institutional investment funds;

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price or result in other less favorable terms;

•	even if we enter into agreements for the acquisition of a desired property, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction, and we may incur significant expenses for properties we never actually acquire;

•	we may be unable to finance acquisitions on favorable terms or at all; and

•	we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of environmental contamination, claims by customers, vendors or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Any inability to complete property acquisitions on favorable terms or at all could have a material adverse effect on us.

We may be unable to successfully integrate and operate acquired properties, which could have a material adverse effect on us.

Even if we are able to make acquisitions on favorable terms, our ability to successfully integrate and operate them is subject to the following significant risks:

•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties, as well as require substantial management time and attention;

•	we may be unable to integrate new acquisitions quickly and efficiently, particularly acquisitions of operating businesses or portfolios of properties, into our existing operations;

•	acquired properties may be subject to reassessment, which may result in higher than expected property tax payments;

•	our customer retention and lease renewal risks may be increased; and

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates.

Any inability to integrate and operate acquired properties to meet our financial, operational and strategic expectations could have a material adverse effect on us.

We recently acquired our Sacramento facility and expect a transition period during which our retention and lease renewal risks may be increased. Management also may be required to spend a greater portion of its time at the Sacramento facility (rather than the other facilities) in order to manage its successful integration into our platform. We will continue to operate the Sacramento facility in the same manner (and with the same degree of care and skill) as our other properties, but if customers are unsatisfied, they may fail to renew their leases or breach their existing leases. In the event that customers fail to renew their leases, the revenue at the Sacramento facility may decrease, which could have a material adverse effect on us.

We may be subject to unknown or contingent liabilities related to properties or businesses that we acquire, which may result in damages and investment losses.

Assets and entities that we have acquired or may acquire in the future may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities for clean-up or remediation of environmental conditions, claims of customers, vendors or other persons dealing with the acquired entities, tax liabilities and other liabilities whether incurred in the ordinary course of business or otherwise. In the future we may enter into transactions with limited representations and warranties or with representations and warranties that do not survive the closing of the transactions, in which event we would have no or limited recourse against the sellers of such properties. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification is often limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that we may incur with respect to liabilities associated with acquired properties and entities may exceed our expectations. Finally, indemnification agreements between us and the sellers typically provide that the sellers will retain certain specified liabilities relating to the assets and entities acquired by us. While the sellers are generally contractually obligated to pay all losses and other expenses relating to such retained liabilities, there can be no guarantee that such arrangements will not require us to incur losses or other expenses as well. Any of these matters could have a material adverse effect on us.

Risks Related to Financing

An inability to access external sources of capital on favorable terms or at all could limit our ability to execute our business and growth strategies.

In order to qualify and maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) annually. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our “REIT taxable income,” including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including capital for development projects and acquisition opportunities, from operating cash flow. Consequently, we intend to rely on third-party sources of capital to fund a substantial amount of our future capital needs. We may not be able to obtain such financing on favorable terms or at all. Any additional debt we incur will increase our leverage, expose us to the risk of default and impose operating restrictions on us. In addition, any equity financing could be materially dilutive to the equity interests held by our stockholders. Our access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, our leverage, our current and expected results of operations, liquidity, financial condition and cash distributions to stockholders and the market price of our common stock. If we cannot obtain capital when needed, we may not be able to execute our business and growth strategies (including redeveloping or acquiring properties when strategic opportunities exist), satisfy our debt service obligations, make the cash distributions to our stockholders necessary to qualify and maintain our qualification as a REIT (which would expose us to significant penalties and corporate level taxation), or fund our other business needs, which could have a material adverse effect on us.

Our indebtedness outstanding as of December 31, 2013 was approximately $348 million, which exposes us to interest rate fluctuations and the risk of default thereunder.

Our indebtedness outstanding as of December 31, 2013 was approximately $348 million. Approximately $126.5 million of this indebtedness bears interest at a variable rate, including the impact of hedging arrangements. Increases in interest rates, or the loss of the benefits of our existing or future hedging agreements, would increase our interest expense, which would adversely affect our cash flow and our ability to service our debt. Our organizational documents contain no limitations regarding the maximum level of indebtedness, as a percentage of our market capitalization or otherwise, that we may incur. We may incur significant additional indebtedness, including mortgage indebtedness, in the future. Our substantial outstanding pro forma indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may use a substantial portion of our cash flows to make principal and interest payments and we may be unable to obtain additional financing as needed or on favorable terms, which could, among other things, have a material adverse effect on our ability to complete our redevelopment pipeline, capitalize upon emerging acquisition opportunities, make cash distributions to our stockholders, or meet our other business needs;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	we may be forced to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;

•	we may be required to maintain certain debt and coverage and other financial ratios at specified levels, thereby reducing our financial flexibility;

•	our vulnerability to general adverse economic and industry conditions may be increased;

•	greater exposure to increases in interest rates for our variable rate debt and to higher interest expense on future fixed rate debt;

•	we may be at a competitive disadvantage relative to our competitors that have less indebtedness; and

•	we may default on our indebtedness by failure to make required payments or violation of covenants, which would entitle holders of such indebtedness and possibly other indebtedness to accelerate the maturity of their indebtedness and, if such indebtedness is secured, to foreclose on our properties that secure their loans and receive an assignment of our rents and leases.

The occurrence of any one of these events could have a material adverse effect on us. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Code.

Our existing indebtedness contains, and any future indebtedness may contain, covenants that restrict our ability to engage in certain activities, which could have a material adverse effect on us.

Our existing indebtedness contains, and our future indebtedness may contain, certain covenants which, among other things, restrict our ability to sell, without the consent of the applicable lender, one or more properties. In addition, such covenants also may restrict our ability to engage in mergers or consolidations that result in a change in control of us, without the consent of the applicable lender. These covenants may restrict our ability to engage in certain transactions that may be in our best interest. In addition, failure to meet the covenants may result in an event of default under the applicable indebtedness, which could result in the acceleration of the applicable indebtedness and potentially other indebtedness and foreclosure upon any property securing such indebtedness, which could have a material adverse effect on us.

Our unsecured credit facility and Richmond credit facility contain provisions that may limit our ability to make distributions to our stockholders. These facilities generally provide that if a default occurs and is continuing, we will be precluded from making distributions on our common stock (other than those required to allow us to qualify and maintain our status as a REIT, so long as such default does not arise from a payment default or event of insolvency) and lenders under the facility and, potentially, other indebtedness, could accelerate the maturity of the related indebtedness. In addition, these facilities also contain covenants providing for a maximum distribution of the greater of (i) 95% of our Funds from Operations (as defined in such agreement) and (ii) the amount required for us to qualify as a REIT.

Mortgage and other secured indebtedness expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties or other assets subject to indebtedness.

Incurring mortgage and other secured indebtedness increases our risk of property losses because defaults on indebtedness secured by properties or other assets may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could have a material adverse effect on the overall value of our portfolio of data centers. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the indebtedness secured by the mortgage. If the outstanding balance of the indebtedness secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.

Our hedging transactions involve costs and expose us to potential losses.

Hedging agreements enable us to convert floating rate liabilities to fixed rate liabilities or fixed rate liabilities to floating rate liabilities. We are party to two interest rate swap agreements, which effectively fix the applicable LIBOR interest rate on $150 million of our outstanding indebtedness at 0.5825% through September 2014. Hedging transactions expose us to certain risks, including that losses on a hedge position may reduce the cash available for distribution to stockholders and such losses may exceed the amount invested in such instruments and that counterparties to such agreements could default on their obligations, which could increase our exposure to fluctuating interest rates. In addition, hedging agreements may involve costs, such as transaction fees or breakage costs, if we terminate them. The REIT rules impose certain restrictions on our ability to utilize hedges, swaps and other types of derivatives to hedge our liabilities. We expect that our board of directors will adopt a general policy with respect to our use of interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments in order to hedge all or a portion of our interest rate risk, given the cost of such hedges and the need to qualify and maintain our qualification as a REIT. We expect our policy to state that we will not use derivatives for speculative or trading purposes and will only enter into contracts with major financial institutions based on their credit rating and other factors. We may use hedging instruments in our risk management strategy to limit the effects of changes in interest rates on our operations. However, neither our current nor any future hedges may be effective in eliminating all of the risks inherent in any particular position due to the fact that, among other things, the duration of the hedge may not match the duration of the related liability, the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction and the hedging counterparty owing money in the hedging transaction may default on its obligation to pay. The use of derivatives could have a material adverse effect on us.

Risks Related to the Real Estate Industry

The operating performance and value of our properties are subject to risks associated with the real estate industry, and we cannot assure you that we will execute our business and growth strategies successfully.

As a real estate company, we are subject to all of the risks associated with owning and operating real estate, including:

•	adverse changes in international, national or local economic and demographic conditions;

•	vacancies or our inability to rent space on favorable terms, including possible market pressures to offer customers rent abatements, customer improvements, early termination rights or below-market renewal options;

•	adverse changes in the financial condition or liquidity of buyers, sellers and customers (including their ability to pay rent to us) of properties, including data centers;

•	the attractiveness of our properties to customers;

•	competition from other real estate investors with significant resources and assets to capital, including other real estate operating companies, publicly traded REITs and institutional investment funds;

•	reductions in the level of demand for data center space;

•	increases in the supply of data center space;

•	fluctuations in interest rates, which could have a material adverse effect on our ability, or the ability of buyers and customers of properties, including data centers, to obtain financing on favorable terms or at all;

•	increases in expenses that are not paid for by or cannot be passed on to our customers, such as the cost of complying with laws, regulations and governmental policies;

•	the relative illiquidity of real estate investments, especially the specialized real estate properties that we hold and seek to acquire and develop;

•	changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, and governmental fiscal policies;

•	property restrictions and/or operational requirements pursuant to restrictive covenants, reciprocal easement agreements, operating agreements or historical landmark designations; and

•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes, tornados, hurricanes and floods, which may result in uninsured and underinsured losses.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in occupancy and rental sales, and therefore revenues, or an increased incidence of defaults under existing leases. Accordingly, we cannot assure you that we will be able to execute our business and growth strategies. Any inability to operate our properties to meet our financial, operational and strategic expectations could have a material adverse effect on us.

The illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in economic, financial, investment and other conditions.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial, investment or other conditions is limited. The real estate market is affected by many factors that are beyond our control, including those described above. In particular, data centers represent a particularly illiquid part of the overall real estate market. This illiquidity is driven by a number of factors, including the relatively small number of potential purchasers of such data centers—including other data center operators and large corporate users—and the relatively high cost per square foot to develop data centers, which substantially limits a potential buyer’s ability to purchase a data center property with the intention of redeveloping it for an alternative use, such as an office building, or may substantially reduce the price buyers are willing to pay. Our inability to dispose of properties at opportune times or on favorable terms could have a material adverse effect on us.

In addition, the federal tax code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic, financial, investment or other conditions promptly or on favorable terms, which could have a material adverse effect on us.

Declining real estate valuations could result in impairment charges, the determination of which involves a significant amount of judgment on our part. Any impairment charge could have a material adverse effect on us.

We review our properties for impairment on a quarterly and annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Indicators of impairment include, but are not limited to, a sustained significant decrease in the market price of or the cash flows expected to be derived from a property. A significant amount of judgment is involved in determining the presence of an indicator of impairment. If the total of the expected undiscounted future cash flows is less than the carrying amount of a property on our balance sheet, a loss is recognized for the difference between the fair value and carrying value of the property. The evaluation of anticipated cash flows requires a significant amount of judgment regarding assumptions that could differ materially from actual results in future periods, including assumptions regarding future occupancy, rental rates and capital requirements. Any impairment charge could have a material adverse effect on us.

Each of our properties is subject to real and personal property taxes, which could significantly increase our property taxes as a result of tax rate changes and reassessments and have a material adverse effect on us.

Each of our properties is subject to real and personal property taxes. These taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. It is likely that the properties will be reassessed by taxing authorities as a result of (i) the acquisition of the properties by us and (ii) the informational returns that we must file in connection with the formation transactions. Any increase in property taxes on the properties could have a material adverse effect on us.

If California changes its property tax scheme, our California properties could be subject to significantly higher tax levies.

Owners of California property are subject to particularly high property taxes. Voters in the State of California previously passed Proposition 13, which generally limits annual real estate tax increases to 2% of assessed value per annum. From time to time, various groups have proposed repealing Proposition 13, or providing for modifications such as a “split roll tax,” whereby commercial property, for example, would be taxed at a higher rate than residential property. Given the uncertainty, it is not possible to quantify the risk to us of a tax increase or the resulting impact on us of any increase, but any tax increase could be significant at our California properties.

Uninsured and underinsured losses could have a material adverse effect on us.

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance with respect to our properties, and we plan to obtain similar coverage for properties we acquire in the future. However, certain types of losses, generally of a catastrophic nature, such as earthquakes and floods, may be either uninsurable or not economically insurable. Should a property sustain damage, we may incur losses due to insurance deductibles, to co-payments on insured losses or to uninsured losses. In the event of a substantial property loss, the insurance coverage may not be sufficient to pay the full current market value or current replacement cost of the property. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to such property. Lenders may require such insurance and our failure to obtain such insurance may constitute default under loan agreements, which could have a material adverse effect on us. Finally, a disruption in the financial markets may make it more difficult to evaluate the stability, net assets and capitalization of insurance companies and any insurer’s ability to meet its claim payment obligations. A failure of an insurance company to make payments to us upon an event of loss covered by an insurance policy could have a material adverse effect on us. In the event of an uninsured or partially insured loss, we could lose some or all of our capital investment, cash flow and revenues related to one or more properties, which could also have a material adverse effect on us.

As the current or former owner or operator of real property, we could become subject to liability for environmental contamination, regardless of whether we caused such contamination, which could have a material adverse effect on us.

Under various federal, state and local statutes, regulations and ordinances relating to the protection of the environment, a current or former owner or operator of real property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial, liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Some of our properties contain large underground or aboveground fuel storage tanks used to fuel generators for emergency power, which is critical to our operations. If any of the tanks that we own or operate releases fuel to the environment, we would likely have to pay to clean up the contamination. In addition, prior owners and operators have used our current properties for industrial and commercial purposes, which could have resulted in environmental contamination, including our Dallas and Richmond data center properties, which were previously used as semiconductor plants. Moreover, the presence of contamination or the failure to remediate contamination at our properties may (1) expose us to third-party liability, (2) subject our properties to liens in favor of the government for damages and costs the government incurs in connection with the contamination, (3) impose restrictions on the manner in which a property may be used or businesses may be operated, or (4) materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. In addition, there may be material environmental liabilities at our properties of which we are not aware. We also may be liable for the costs of remediating contamination at off-site facilities at which we have arranged, or will arrange, for disposal or treatment of our hazardous substances without regard to whether we complied or will comply with environmental laws in doing so. Any of these matters could have a material adverse effect on us.

We could become subject to liability for failure to comply with environmental, health and safety requirements or zoning laws, which could cause us to incur additional expenses.

Our properties are subject to federal, state and local environmental, health and safety laws and zoning requirements, including those regarding the handling of regulated substances and wastes, emissions to the environment and fire codes. For instance, our properties are subject to regulations regarding the storage of petroleum for auxiliary or emergency power and air emissions arising from the use of generators. In particular, generators at our data center facilities are subject to strict emissions limitations, which could preclude us from using critical back-up systems and lead to significant business disruptions at such facilities and loss of our reputation. If we exceed these emissions limits, we may be exposed to fines and/or other penalties. In addition, we lease some of our properties to our customers who also are subject to such environmental, health and safety laws and zoning requirements. If we, or our customers, fail to comply with these various laws and requirements, we might incur costs and liabilities, including governmental fines and penalties. Moreover, we do not know whether existing laws and requirements will change or, if they do, whether future laws and requirements will require us to make significant unanticipated expenditures that could have a material adverse effect on us. Environmental noncompliance liability also could affect a customer’s ability to make rental payments to us.

We could become subject to liability for asbestos-containing building materials in the buildings on our property, which could cause us to incur additional expenses.

Some of our properties may contain, or may have contained, asbestos-containing building materials. Environmental, health and safety laws require that owners or operators of or employers in buildings with asbestos-containing materials, or ACM, properly manage and maintain these materials, adequately inform or train those who may come into contact with ACM and undertake special precautions, including removal or other abatement, in the event that ACM is disturbed during building maintenance, renovation or demolition. These laws may impose fines and penalties on employers, building owners or operators for failure to comply with these laws. In addition, third parties may seek recovery from employers, owners or operators for personal injury associated with exposure to asbestos. If we become subject to any of these penalties or other liabilities as a result of ACM at one or more of our properties, it could have a material adverse effect on us.

Our properties may contain or develop harmful mold or suffer from other adverse conditions, which could lead to liability for adverse health effects and costs of remediation.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues also can stem from inadequate ventilation, chemical contamination from indoor or outdoor sources and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our customers, employees of our customers and others if property damage or personal injury occurs. Thus, conditions related to mold or other airborne contaminants could have a material adverse effect on us.

Laws, regulations or other issues related to climate change could have a material adverse effect on us.

If we, or other companies with which we do business, particularly utilities that provide our facilities with electricity, become subject to laws or regulations related to climate change, it could have a material adverse effect on us. Congress is currently considering new laws, regulations and interpretations relating to climate change, including potential cap-and-trade systems, carbon taxes and other requirements relating to reduction of carbon footprints and/or greenhouse gas emissions. The federal government and some of the states and localities in which we operate have enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effect on us to date, they could limit our ability to develop new facilities or result in substantial compliance costs, retrofit costs and construction costs, including monitoring and reporting costs and capital expenditures for environmental control facilities and other new equipment. Furthermore, our reputation could be damaged if we violate climate change laws or regulations. We cannot predict the impact of future laws and regulations, or future interpretations of current laws and regulations, related to climate change. Lastly, the potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. Any of these matters could have a material adverse effect on us.

We are exposed to ongoing litigation and other legal and regulatory actions, which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business.

We are subject to the risk of legal claims and proceedings and regulatory enforcement actions in the ordinary course of our business and otherwise, and we could incur significant liabilities and substantial legal fees as a result of these actions. Our management may devote significant time and attention to the resolution (through litigation, settlement or otherwise) of these actions, which would detract from our management’s ability to focus on our business. Any such resolution could involve payment of damages or expenses by us, which may be significant. In addition, any such resolution could involve our agreement to terms that restrict the operation of our business. The results of legal proceedings cannot be predicted with certainty. We cannot guarantee losses incurred in connection with any current or future legal or regulatory proceedings or actions will not exceed any provisions we may have set aside in respect of such proceedings or actions or will not exceed any available insurance coverage. The occurrence of any of these events could have a material adverse effect on us.

We may incur significant costs complying with various federal, state and local regulations, which could have a material adverse effect on us.

The properties in our portfolio are subject to various federal, state and local regulations, including the Americans with Disabilities Act, or ADA, as well as state and local fire and life safety requirements. Under the ADA, all places of public accommodation must meet federal requirements related to access and use by disabled persons. A number of additional federal, state and local regulations may also require modifications to our properties, or restrict our ability to renovate our properties. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation. In addition, we do not know whether existing requirements will change, or if they do, whether future requirements will require us to make significant unanticipated expenditures that could have a material adverse effect on us.

Risks Related to Our Organizational Structure

We have a limited operating history as a public company, and our limited experience may impede our ability to successfully manage our business.

Our management has limited experience operating a public company. Although certain of our executive officers and directors have experience in the real estate industry, and Mr. Schafer, our Chief Financial Officer, was previously the Chief Financial Officer of a publicly traded REIT, we cannot assure our stockholders that our past experience will be sufficient to operate a business in accordance with the Code requirements for REIT qualification or in accordance with the requirements of the SEC and the NYSE for public companies. We have developed and implemented substantial control systems and procedures in order to qualify and maintain our qualification as a REIT, satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with NYSE listing standards. As a result, we have and will continue to incur significant related legal, accounting and other expenses, and our management and other personnel have and will continue to devote a substantial amount of time to comply with these rules and regulations and establish the corporate infrastructure and controls demanded of a publicly traded REIT. Substantial work on our part will be required to continue to implement and execute appropriate reporting and compliance processes and assess their design, remediate any deficiencies identified and test the operation of such processes. This ongoing process is expected to be both costly and challenging, and we may initially incur higher general and administrative expenses than our competitors that are managed by persons with more experience operating a public company. If our finance and accounting organization is unable for any reason to respond adequately to the increased demands of operation as a public company, the quality and timeliness of our financial reporting may suffer and we could experience significant deficiencies or material weaknesses in our disclosure controls and procedures and our internal control over financial reporting.

An inability to maintain effective disclosure controls and procedures and internal control over financial reporting could cause us to fail to meet our reporting obligations under Exchange Act on a timely basis or result in material misstatements or omissions in our Exchange Act reports (including our financial statements), either of which, as well as the perception thereof, could cause investors to lose confidence in our company and could have a material adverse effect on us and cause the market price of our common stock to decline significantly. As a result of the foregoing, we cannot assure you that we will be able to continue to execute our business and growth strategies as a publicly traded REIT.

As of December 31, 2013, Chad L. Williams and General Atlantic owned approximately 18.2% and 45.2% of our outstanding common stock on a fully diluted basis, respectively, and have the ability to exercise significant influence on our company and any matter presented to our stockholders.

As of December 31, 2013, Chad L. Williams, our Chairman and Chief Executive Officer, and General Atlantic owned approximately 18.2% and 45.2%, respectively, of our outstanding common stock on a fully diluted basis. No other stockholder is permitted to own more than 7.5% of the aggregate of the outstanding shares of our common stock, except for certain designated investment entities that may own up to 9.8% of the aggregate of the outstanding shares of our common stock, subject to certain conditions, and except as approved by our board of directors pursuant to the terms of our charter. Consequently, Mr. Williams and General Atlantic may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of our board of directors and approval of significant corporate transactions, such as business combinations, consolidations and mergers, as well as the determination of our day-to-day business decisions and management policies. In addition, General Atlantic and its affiliates may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us. As a result, Mr. Williams and General Atlantic could exercise their influence on us in a manner that conflicts with the interests of other stockholders. Moreover, if Mr. Williams and/or General Atlantic were to sell, or otherwise transfer, all or a large percentage of their holdings, the market price of our common stock could decline and we could find it difficult to raise the capital necessary for us to execute our business and growth strategies.

In addition to the foregoing, Mr. Williams has a significant vote in matters submitted to a vote of stockholders as a result of his ownership of Class B common stock (which gives Mr. Williams voting power equal to his economic interest in us as if he had exchanged all of his common units of limited partnership interest of the operating partnership (“OP units”) for shares of Class A common stock), including the election of directors. Mr. Williams may have interests that differ from holders of our Class A common stock, including by reason of his remaining interest in our operating partnership, and may accordingly vote in ways that may not be consistent with the interests of holders of Class A common stock.

Our tax protection agreement, during its term, could limit our ability to sell or otherwise dispose of certain properties and may require our operating partnership to maintain certain debt levels that otherwise would not be required to operate our business.

In connection with our IPO, we entered into a tax protection agreement with Chad L. Williams, our Chairman and Chief Executive Officer, and his affiliates and family members who own OP units that provides that if (1) we sell, exchange, transfer, convey or otherwise dispose of our Atlanta-Metro, Atlanta-Suwanee or Santa Clara data centers in a taxable transaction prior to January 1, 2026, referred to as the protected period, (2) cause or permit any transaction that results in the disposition by Mr. Williams or his affiliates and family members who own OP units of all or any portion of their interests in the operating partnership in a taxable transaction during the protected period or (3) fail prior to the expiration of the protected period to maintain approximately $175 million of indebtedness that would be allocable to Mr. Williams and his affiliates for tax purposes or, alternatively, fail to offer Mr. Williams and his affiliates and family members who own OP units the opportunity to guarantee specific types of the operating partnership’s indebtedness in order to enable them to continue to defer certain tax liabilities, we will indemnify Mr. Williams and his affiliates and family members who own OP units against certain resulting tax liabilities. Therefore, although it may be in our stockholders’ best interest that we sell, exchange, transfer, convey or otherwise dispose of one of these properties, it may be economically prohibitive for us to do so during the protected period because of these indemnity obligations. Moreover, these obligations may require us to maintain more or different indebtedness than we would otherwise require for our business. As a result, the tax protection agreement will, during its term, restrict our ability to take actions or make decisions that otherwise would be in our best interests. As of December 31, 2013, our Atlanta-Metro, Atlanta-Suwanee and Santa Clara data centers represented approximately 75% of our annualized rent.

Our charter and Maryland law contain provisions that may delay, defer or prevent a change in control of our company, even if such a change in control may be in your interest, and as a result may depress our common stock price.

The stock ownership limit imposed by the Code for REITs and imposed by our charter may restrict our business combination opportunities that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders. In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (defined in the Code to include certain entities) at any time during the last half of each taxable year following our first year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may actually or constructively own more than 7.5% of the aggregate of the outstanding shares of our common stock by value or by number of shares, whichever is more restrictive, or 7.5% of the aggregate of the outstanding shares of our preferred stock by value or by number of shares, whichever is more restrictive. However, certain entities that are defined as designated investment entities in our charter, which generally includes pension funds, mutual funds and certain investment management companies, are permitted to own up to 9.8% of the aggregate of the outstanding shares of our common stock or preferred stock, so long as each beneficial owner of the shares owned by such designated investment entity would satisfy the 7.5% ownership limit if those beneficial owners owned directly their proportionate share of the common stock owned by the designated investment entity.

In addition, our charter provides an excepted holder limit that allows Chad L. Williams, his family members and entities owned by or for the benefit of them, and any person who is or would be a beneficial owner or constructive owner of shares of our common stock as a result of the beneficial ownership or constructive ownership of shares of our common stock by Chad L. Williams, his family members and certain entities controlled by them, as a group, to own more than 7.5% of the aggregate of the outstanding shares of our common stock, so long as, under the applicable tax attribution rules, no one such excepted holder treated as an individual would hold more than 19.8% of the aggregate of the outstanding shares of our common stock, no two such excepted holders treated as individuals would own more than 27.3% of the aggregate of the outstanding shares of our common stock, no three such excepted holders treated as individuals would own more than 34.8% of the aggregate of the outstanding shares of our common stock, no four such excepted holders treated as individuals would own more than 42.3% of the aggregate of the outstanding shares of our common stock and no five such excepted holders treated as individuals would own more than 49.8% of the aggregate of the outstanding shares of our common stock. Currently, Chad L. Williams would be attributed all of the shares of common stock owned by each such other excepted holder and, accordingly, the Williams excepted holders as a group would not be allowed to own in excess of 19.8% of the aggregate of the outstanding shares of our common stock. If at a later time, there were not one excepted holder that would be attributed all of the shares owned by such excepted holders as a group, the excepted holder limit as applied to the Williams group would not permit each such excepted holder to own 19.8% of the aggregate of the outstanding shares of our common stock. Rather, the excepted holder limit as applied to the Williams group would prevent two or more such excepted holders who are treated as individuals under the applicable tax attribution rules from owning a higher percentage of our common stock than the maximum amount of shares that could be owned by any one such excepted holder (19.8%), plus the maximum amount of shares of common stock that could be owned by any one or more other individual common stockholders who are not excepted holders (7.5%).

Our board of directors may, in its sole discretion, grant other exemptions to the stock ownership limits, subject to such conditions and the receipt by our board of directors of certain representations and undertakings. For example, our board of directors granted General Atlantic an exception from our ownership limit in connection with our IPO. In addition to these ownership limits, our charter also prohibits any person from (a) beneficially or constructively owning, as determined by applying certain attribution rules of the Code, our stock that would result in us being “closely held” under Section 856(h) of the Code or that would otherwise cause us to fail to qualify as a REIT, (b) transferring stock if such transfer would result in our stock being owned by fewer than 100 persons, (c) beneficially or constructively owning shares of our capital stock that would result in us owning (directly or indirectly) an interest in a tenant if the income derived by us from that tenant for our taxable year during which such determination is being made would reasonably be expected to equal or exceed the lesser of one percent of our gross income or an amount that would cause us to fail to satisfy any of the REIT gross income requirements and (d) beneficially or constructively owning shares of our capital stock that would cause us otherwise to fail to qualify as a REIT. The ownership limits imposed under the Code are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our charter key off of the ownership at any time by any “person,” which term includes entities. These ownership limitations in our charter are common in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, the ownership limits on our common stock also might delay, defer or prevent a transaction or a change in control of our company that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

Our authorized but unissued shares of common and preferred stock may prevent a change in control of our Company that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders. Our charter authorizes us to issue additional shares of common and preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of shares of our common stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares; provided that our board of directors may not amend our charter to increase the aggregate number of shares of Class B common stock that we have the authority to issue or reclassify any shares of our capital stock as Class B common stock without stockholder approval. As a result, our board of directors may establish a series of shares of common or preferred stock that could delay, defer or prevent a transaction or a change in control of our company that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders. In addition, any preferred stock that we issue would rank senior to our common stock with respect to the payment of distributions and other amounts (including upon liquidation), in which case we could not pay any distributions on our common stock until full distributions have been paid with respect to such preferred stock.

Certain provisions of Maryland law could inhibit a change in control of our Company. Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Our board of directors may elect to become subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then-outstanding voting capital stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of our voting capital stock; and (2) two-thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution opted out of the business combination provisions of the MGCL and, consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between us and an interested stockholder, unless our board in the future alters or repeals this resolution. We cannot assure that you that our board of directors will not determine to become subject to such business combination provisions in the future. However, an alteration or repeal of this resolution will not have any effect on any business combinations that have been consummated or upon any agreements existing at the time of such modification or repeal.

The “control share” provisions of the MGCL provide that “control shares” of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our personnel who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to adopt certain provisions, some of which (for example, a classified board) we do not yet have, that may have the effect of limiting or precluding a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of our company under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price. For example, our charter contains a provision whereby we elect, at such time as we become eligible to do so, to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors.

Certain provisions in the partnership agreement of our operating partnership may delay, defer or prevent unsolicited acquisitions of us or changes in our control. Provisions in the partnership agreement of our operating partnership may delay, defer or prevent unsolicited acquisitions of us or changes in our control. These provisions include, among others:

•	redemption rights of qualifying parties;

•	a requirement that we may not be removed as the general partner of the operating partnership without our consent;

•	transfer restrictions on our OP units;

•	our ability, as general partner, in some cases, to amend the partnership agreement without the consent of the limited partners; and

•	the right of the limited partners to consent to transfers of the general partnership interest and mergers under specified circumstances.

These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable.

Our charter and bylaws, the partnership agreement of our operating partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change in control of our company that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

Our Chairman and Chief Executive Officer has outside business interests that could require time and attention and may interfere with his ability to devote time to our business.

Chad L. Williams, our Chairman and Chief Executive Officer, has outside business interests that could require his time and attention. These interests include the ownership of our Overland Park, Kansas facility, at which our corporate headquarters is also located (which is leased to us), and certain office and other properties and certain other non-real estate business ventures. Mr. Williams’ employment agreement requires that he devote substantially all of his time to our company, provided that he will be permitted to engage in other specified activities, including the management of personal investments and affairs, including active involvement in real estate or other investments not involving data centers in any material respect. Mr. Williams may also have fiduciary obligations associated with these business interests that interfere with his ability to devote time to our business and that could have a material adverse effect on us.

We are a holding company with no direct operations and will rely on distributions received from our operating partnership to make distributions to our stockholders.

We are a holding company and conduct all of our operations through our operating partnership. We do not have, apart from our general and limited partnership interest in the operating partnership, any independent operations. As a result, we will rely on distributions from our operating partnership to make any distributions to our stockholders we might declare on our common stock and to meet any of our obligations, including tax liability on taxable income allocated to us from our operating partnership (which might not make distributions to our company equal to the tax on such allocated taxable income). The ability of subsidiaries of the operating partnership to make distributions to the operating partnership, and the ability of our operating partnership to make distributions to us in turn, will depend on their operating results and on the terms of any financing arrangements they have entered into. Such financing arrangements may contain lockbox arrangements, reserve requirements, covenants and other provisions that prohibit or otherwise restrict the distribution of funds, including upon default thereunder. In addition, because we are a holding company, the claims of our stockholders as common stockholders of our company will be structurally subordinated to all existing and future liabilities and other obligations (whether or not for borrowed money) and any preferred equity of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy the claims of our common stockholders only after all of our and our operating partnership’s and its subsidiaries’ liabilities and other obligations and any preferred equity have been paid in full.

As of December 31, 2013, we owned approximately 78.8% of limited partnership interests in our operating partnership. Our operating partnership may, in connection with our acquisition of additional properties or otherwise, issue additional OP units to third parties. Such issuances would reduce our ownership in our operating partnership. Our stockholders do not have any voting rights with respect to any such issuances or other partnership level activities of the operating partnership.

Conflicts of interest exist or could arise in the future with holders of OP units, which may impede business decisions that could benefit our stockholders.

Conflicts of interest exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our directors and officers have duties to our company and our stockholders under applicable Maryland law in connection with their management of our company. At the same time, we, as general partner, have fiduciary duties to our operating partnership and to its limited partners under Maryland law in connection with the management of our operating partnership. Our duties as general partner to our operating partnership and its partners may come into conflict with the duties of our directors and officers to our company and our stockholders. These conflicts may be resolved in a manner that is not in the best interest of our stockholders.

Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees will not be liable or accountable to our operating partnership for losses sustained, liabilities incurred or benefits not derived if we or such officer, director, agent or employee acted in good faith. In addition, our operating partnership is required to indemnify us, and our officers, directors, agents, employees and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our operating partnership, unless it is established that (1) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty, (2) the indemnified party received an improper personal benefit in money, property or services or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. The provisions of Maryland law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been resolved in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties that would be in effect were it not for the partnership agreement.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit our stockholders’ recourse in the event of actions not in our stockholders’ best interests.

Under Maryland law generally, a director is required to perform his or her duties in good faith, in a manner he or she reasonably believes to be in the best interests of our company and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under Maryland law, directors are presumed to have acted with this standard of care. In addition, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

Our charter obligates us to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our directors and officers. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our charter and bylaws or that might exist with other companies.

Our board of directors may change our policies and practices and enter into new lines of business without a vote of our stockholders, which limits your control of our policies and practices and could have a material adverse effect on us.

Our major policies, including our policies and practices with respect to investments, financing, growth and capitalization, are determined by our board of directors. We may change these and other policies from time to time or enter into new lines of business, at any time, without the consent of our stockholders. Accordingly, our stockholders will have limited control over changes in our policies. These changes could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and business activities described in this Form 10-K. A change in our policies and procedures or our entry into new lines of business may increase our exposure to other risks or real estate market fluctuations and could have a material adverse effect on us.

Risks Related to our Class A Common Stock

Our cash available for distribution to stockholders may not be sufficient to pay distributions at expected or REIT-required levels, or at all, and we may need to borrow or rely on other third-party capital in order to make such distributions, as to which no assurance can be given, which could cause the market price of our common stock to decline significantly.

We intend to continue to pay regular quarterly distributions to our stockholders and, in connection with our IPO, have targeted an initial distribution rate based upon our estimate of our annualized cash flow that will be available for distribution. No assurance can be given that our estimated cash available for distribution to our stockholders will be accurate or that our actual cash available for distribution to our stockholders will be sufficient to pay distributions to them at any expected or REIT-required level or at any particular yield, or at all. Accordingly, we may need to borrow or rely on other third-party capital to make distributions to our stockholders, and such third-party capital may not be available to us on favorable terms or at all. As a result, we may not be able to pay distributions to our stockholders in the future. Our failure to pay any such distributions or to pay distributions that fail to meet our stockholders’ expectations from time to time or the distribution requirements for a REIT could cause the market price of our common stock to decline significantly. All distributions will be made at the discretion of our board of directors and will depend on our historical and projected results of operations, liquidity and financial condition, our REIT qualification, our debt service requirements, operating expenses and capital expenditures, prohibitions and other restrictions under financing arrangements and applicable law and other factors as our board of directors may deem relevant from time to time. In addition, we may pay distributions some or all of which may constitute a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in its shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such shares. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

Future issuances or sales of our common stock, or the perception of the possibility of such issuances or sales, may depress the market price of our common stock.

We cannot predict the effect, if any, of our future issuances or sales of our common stock or OP units, or future resales of our common stock or OP units by existing holders, or the perception of such issuances, sales or resales, on the market price of our common stock. Any such future issuances, sales or resales, or the perception that such issuances, sales or resales might occur, could depress the market price of our common stock and also may make it more difficult and costly for us to sell equity or equity-related securities in the future at a time and upon terms that we deem desirable.

As of December 31, 2013, we had 28,839,774 shares of our Class A common stock outstanding. In addition, as of December 31, 2013, we had 7,930,000 shares of our Class B common stock, OP units and Class RS LTIP units outstanding (each of which may, and in certain cases must, exchange into shares of Class A common stock on a one-for-one basis). Subject to applicable law, our board of directors has the authority, without further stockholder approval, to issue additional shares of common stock and preferred stock on the terms and for the consideration it deems appropriate. In addition, if the restrictions under the lock-up arrangements entered into in connection with our IPO are waived, and when such restrictions expire, the related shares of common stock will be available for sale or resale, as the case may be, and such sales or resales, or the perception of such sales or resales, could depress the market price for our common stock. Accordingly, stockholders should not rely upon such lock-up agreements to limit the number of shares of our common stock sold into the market.

In addition to the restricted stock granted to our directors, executive officers and other employees under our equity incentive plan in connection with our IPO, in the future we may issue shares of our common stock and securities convertible into, or exchangeable or exercisable for, our common stock under our equity incentive plan. We have filed with the SEC a registration statement on Form S-8 covering the common stock issuable under our equity incentive plan. Shares of our common stock covered by such registration statement are eligible for transfer or resale without restriction under the Securities Act, unless held by affiliates. We also may issue from time to time additional shares of our common stock or OP units in connection with acquisitions and may grant registration rights in connection with such issuances pursuant to which we would agree to register the resale of such securities under the Securities Act. In addition, we have granted registration rights to General Atlantic, Chad L. Williams, our Chairman and Chief Executive Officer, and others with respect to shares of common stock owned by them or upon redemption of OP units held by them. The market price of our common stock may decline significantly upon the registration of additional shares of our common stock pursuant to these registration rights or future issuances of equity in connection with acquisitions or our equity incentive plan.

Future issuances of debt securities, which would rank senior to our common stock upon our liquidation, and future issuances of equity securities (including OP units), which would dilute the holdings of our existing common stockholders and may be senior to our common stock for the purposes of making distributions, periodically or upon liquidation, may negatively affect the market price of our common stock.

In the future, we may issue debt or equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before common stockholders. If we incur debt in the future, our future interest costs could increase and adversely affect our results of operations and liquidity.

We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities (including OP units), warrants or options, will dilute the holdings of our existing common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our common stock. Our preferred stock, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital-raising efforts. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary our IPO, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions and benefits under the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile and decline significantly.

The trading volume and market price of our common stock may be volatile and could decline significantly in the future.

The market price of our common stock may be volatile. The stock markets, including the NYSE, on which our common stock is listed, have experienced significant price and volume fluctuations. As a result, the market price of our common stock is likely to be similarly volatile, and could decline significantly, unrelated to our operating performance or prospects. The market price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section of this Form 10-K and others such as:

•	our operating performance and prospects and those of other similar companies;

•	actual or anticipated variations in our financial condition, liquidity, results of operations, FFO, NOI, EBITDA or MRR in the amount of distributions, if any, paid to our stockholders;

•	changes in our estimates or those of securities analysts relating to our earnings or other operating metrics;

•	publication of research reports about us, our significant customers, our competition, data center companies generally, the real estate industry or the technology industry;

•	additions or departures of key personnel;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to leverage we may incur or equity we may issue in the future;

•	actions by institutional stockholders;

•	actual or perceived accounting issues, including changes in accounting principles;

•	compliance with NYSE requirements;

•	our qualification and maintenance as a REIT;

•	terrorist acts;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this Form 10-K;

•	adverse developments in the creditworthiness, business or prospects of one or more of our significant customers; and

•	general market and economic conditions.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their common stock. This type of litigation, if brought against us, could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

Increases in market interest rates may cause prospective purchasers to seek higher distribution yields and therefore reduce demand for our common stock and result in a decline in the market price of our common stock.

The price of our common stock may be influenced by our distribution yield (i.e., the amount of our annual or annualized distributions, if any, as a percentage of the market price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently low relative to historical levels, may lead prospective purchasers and holders of our common stock to expect a higher distribution yield, which we may not be able, or may choose not, to satisfy. As a result, prospective purchasers may decide to purchase other securities rather than our common stock, which would reduce the demand for our common stock, and existing holders of our common stock may decide to sell their shares, either of which could result in a decline in the market price of our common stock.

Risks Related to Our Status as a REIT

If we do not qualify as a REIT, or fail to remain qualified as a REIT, we will be subject to federal income tax as a regular corporation and could face significant tax liability, which would reduce the amount of cash available for distribution to our stockholders and could have a material adverse effect on us.

We intend to elect to be taxed as a REIT, commencing with our taxable year ended December 31, 2013. We believe that we have been organized and operated in conformity with the requirements for qualification and taxation as a REIT. Our qualification as a REIT, and maintenance of such qualification, will depend upon our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distributions to our shareholders and the concentration of ownership of our equity shares. Although we have requested a private letter ruling from the Internal Revenue Service, or IRS, in respect of certain limited matters, we have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Form 10-K are not binding on the IRS, or any court. If we lose our REIT status, we will face serious tax consequences that would substantially reduce our cash available for distribution to our stockholders and our business operations in general for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates and, therefore, would have to pay significant income taxes;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as dividend income to the extent of our current and accumulated earnings and profits. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to execute our business and growth strategies and could have a material adverse effect on us and depress the market price of our common stock.

Qualifying as a REIT involves highly technical and complex provisions of the Code and therefore, in certain circumstances, may be subject to uncertainty.

In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets, the sources of our income and the diversity of our share ownership. Also, we must make distributions to stockholders aggregating annually at least 90% of our “REIT taxable income” (determined without regard to the dividends paid deduction and excluding net capital gain). Compliance with these requirements and all other requirements for qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, holds its assets through a partnership and conducts significant business operations through a taxable REIT subsidiary (“TRS”). Even a technical or inadvertent mistake could jeopardize our REIT status. In addition, the determination of various factual matters and circumstances relevant to REIT qualification is not entirely within our control and may affect our ability to qualify as a REIT. Accordingly, we cannot be certain that our organization and operation will enable us to qualify as a REIT for federal income tax purposes.

Even if we qualify as a REIT, we will be subject to some taxes that will reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Any of these taxes would decrease cash available for the payment of our debt obligations and distributions to stockholders. Quality Technology Services Holding, LLC, our taxable REIT subsidiary, and certain of its subsidiaries will be subject to federal corporate income tax on their net taxable income, if any, which is initially expected to consist of the revenues mainly derived from providing technical services on a contract basis to our customers.

Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions by us and not by our taxable REIT subsidiary of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. The need to avoid prohibited transactions could cause us to forgo or defer sales of properties that our operating partnership and the entities that held our acquired properties otherwise would have sold or that might otherwise be in our best interest to sell.

If the structural components of our properties were not treated as real property for purposes of the REIT qualification requirements, we could fail to qualify as a REIT, which could have a material adverse effect on us.

A significant portion of the value of our properties is attributable to structural components related to the provision of electricity, heating ventilation and air conditioning, humidification regulation, security and fire protection, and telecommunication services. If rent attributable to personal property leased in connection with a lease of real property is significant, the portion of total rent that is attributable to the personal property will not be qualifying income for purposes of the REIT income tests. Therefore, if our structural components are determined not to constitute real property for purposes of the REIT qualification requirements, we could fail to qualify as a REIT, which could have a material adverse effect on us and depress the market price of our common stock.

To maintain our REIT status, we may be forced to seek third-party capital during unfavorable market conditions.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our “REIT taxable income” (determined without regard to the dividends paid deduction and excluding net capital gain) each year, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our “REIT taxable income” each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to seek third-party capital to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable. These capital needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends, which could depress the market price of our common stock if it is perceived as a less attractive investment.

Dividends payable by REITs generally are not eligible for the preferential tax rates on qualified dividend income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, it could cause non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the stocks of regular “C” corporations that pay dividends, which could depress the market price of the stock of REITs, including our common stock.

Complying with REIT requirements may cause us to liquidate or forgo otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investment opportunities. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

In addition to the asset tests set forth above, to qualify as a REIT we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our stock. We may be unable to pursue investment opportunities that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction that we enter into to manage the risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.

If our operating partnership fails to qualify as a partnership for federal income tax purposes, we would fail to qualify as a REIT and suffer other adverse consequences.

We believe that our operating partnership is organized and operated in a manner so as to be treated as a partnership, and not an association or publicly traded partnership taxable as a corporation for federal income tax purposes. As a partnership, it is not be subject to federal income tax on its income. Instead, each of its partners, including us, is allocated that partner’s share of the operating partnership’s income. No assurance can be provided, however, that the IRS will not challenge its status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as an association or publicly traded partnership taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of our operating partnership to qualify as a partnership would cause it to become subject to federal corporate income tax, which would reduce significantly the amount of its cash available for debt service and for distribution to its partners, including us.

We have a carryover tax basis on certain of our assets acquired in connection with our IPO, and the amount that we have to distribute to stockholders therefore may be higher.

As a result of the tax-free merger of GA REIT with and into us in connection with our IPO, certain of our operating properties, including Atlanta-Metro, Atlanta-Suwanee, Richmond, Santa Clara, Miami and Wichita, have carryover tax bases that are lower than the fair market values of these properties at the time we acquired them in connection with our IPO. As a result of this lower aggregate tax basis, we will recognize higher taxable gain upon the sale of these assets, and we will be entitled to lower depreciation deductions on these assets than if we had purchased these properties in taxable transactions at the time of our IPO. Lower depreciation deductions and increased gains on sales generally will increase the amount of our required distribution under the REIT rules, and will decrease the portion of any distribution that otherwise would have been treated as a “return of capital” distribution.

As a result of our formation transactions, our TRS may be limited in using certain tax benefits and, consequently, may have greater taxable income.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code and the Treasury Regulations thereunder, such corporation’s ability to use net operating losses, or NOLs, generated prior to the time of that ownership change may be limited. To the extent the affected corporation’s ability to use NOLs is limited, such corporation’s taxable income may increase. As of December 31, 2013, we had approximately $15.8 million of NOLs (all of which are attributable to our TRS) that will begin to expire in 2029 if not utilized.

In general, an ownership change occurs if one or more large stockholders, known as “5% stockholders,” including groups of stockholders that may be aggregated and treated as a single 5% stockholder, increase their aggregate percentage interest in a corporation by more than 50% over their lowest ownership percentage during the preceding three-year period. We believe that the formation transactions caused an ownership change within the meaning of Section 382 of the Code with respect to our TRS. Accordingly, to the extent our TRS has taxable income in future years, its ability to use NOLs incurred prior to our formation transactions in such future years will be limited, and it will have greater taxable income as a result of such limitation.

Legislative or other actions affecting REITs could materially and adversely affect us and our investors.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our investors. We cannot predict how changes in the tax laws might affect us or our investors. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our Portfolio

We operate a portfolio of 10 data centers across seven states, located in some of the top U.S. data center markets plus other high-growth markets. Our data centers are highly specialized, full-service, mission-critical facilities used by our customers to house, power and cool the networking equipment and computer systems that support their most critical business processes.

Operating Properties

The following table presents an overview of the portfolio of operating properties that we own or lease, referred to herein as our operating properties, based on information as of December 31, 2013:

Property	Year Acquired (1)	Gross Square Feet (2)	Operating Net Rentable Square Feet (Operating NRSF) (3)					Annualized Rent (8)	Available Utility Power (MW) (9)	Basis of Design NRSF	% Raised Floor
			Raised Floor (4)	Office & Other (5)	Supporting Infrastructure (6)	Total	% Leased (7)
Richmond, VA	2010	1,318,353	84,511	27,214	113,091	224,816	80.2%	$14,860,819	110	556,595	15.2%
Atlanta, GA (Metro)	2006	968,695	292,070	28,851	308,527	629,448	99.8%	$66,350,200	72	527,216	55.4%
Dallas, TX	2013	698,000	—	—	—	—	N/A %	$0	140	292,000	—%
Suwanee, GA	2005	367,322	155,422	5,981	99,760	261,163	87.4%	$41,968,647	36	214,422	72.5%
Santa Clara, CA**	2007	135,322	55,494	1,146	45,721	102,361	89.6%	$19,322,590	11	80,548	68.9%
Jersey City, NJ*	2006	122,448	31,503	14,220	40,944	86,667	75.6%	$10,518,580	7	52,744	59.7%
Sacramento, CA	2012	92,644	45,595	3,592	27,100	76,287	90.7%	$11,815,827	8	56,260	81.0%
Overland Park, KS*	2003	32,706	2,493	0	5,338	7,831	71.2%	$611,025	1	2,493	100.0%
Miami, FL	2008	30,029	19,887	0	6,592	26,479	55.6%	$3,990,391	4	19,887	100.0%
Wichita, KS	2005	14,000	2,612	2,854	8,534	14,000	100.0%	$222,120	1	2,612	100.0%

Total		3,779,519	689,587	83,858	655,607	1,429,052	91.9%	$169,660,199	390	1,804,777	38.2%

(1)	Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
(2)	With respect to our owned properties, gross square feet represents the entire building area. With respect to leased properties, gross square feet represents that portion of the gross square feet subject to our lease. This includes 171,755 square feet of QTS office and support space, which is not included in operating NRSF.
(3)	Represents the total square feet of a building that is currently leased or available for lease plus developed supporting infrastructure, based on engineering drawings and estimates, but does not include space held for redevelopment or space used for our own office space.
(4)	Represents management’s estimate of the portion of NRSF of the facility with available power and cooling capacity that is currently leased or readily available to be leased to customers as data center space based on engineering drawings.
(5)	Represents the operating NRSF of the facility other than data center space (typically office and storage space) that is currently leased or available to be leased.
(6)	Represents required data center support space, including mechanical, telecommunications and utility rooms, as well as building common areas.
(7)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of December 31, 2013 divided by leasable raised floor based on the current configuration of the properties (485,546 square feet as of December 31, 2013), expressed as a percentage.
(8)	Annualized rent is presented for leases commenced as of December 31, 2013. The Company defines annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under executed contracts as of a particular date, which includes revenue from our C1, C2 and C3 rental activities and cloud and managed services, but excludes customer recoveries, deferred set up fees and other one-time and variable revenues. MRR does not include the impact from booked not billed contracts as of a particular date, unless otherwise specifically noted.
(9)	Represents installed utility power and transformation capacity that is available for use by the facility as of December 31, 2013.
*	Represents facilities that we lease.
**	Subject to long term ground lease.

NOTE: Excludes our facility at Lenexa, Kansas, which is not an operating data center.

Redevelopment Pipeline

The following table presents an overview of our redevelopment pipeline, based on information as of December 31, 2013.

Redevelopment NRSF - as of December 31, 2013
	Under Construction (1)			Future Available (2)
Property	Raised Floor	Office/Other/ Supporting Infrastructure	Total Under Construction	Raised Floor	Office/Other/ Supporting Infrastructure	Total Future Available	Total Available for Redevelopment (NRSF)
Richmond	22,084	48,655	70,739	450,000	539,439	989,439	1,060,178
Atlanta Metro	100,946	5,270	106,216	134,200	64,158	198,358	304,574
Dallas	26,000	52,600	78,600	266,000	353,400	619,400	698,000
Suwanee	30,000	—	30,000	29,000	—	29,000	59,000
Santa Clara	—	—	—	25,054	—	25,054	25,054
Jersey City	—	—	—	21,241	—	21,241	21,241
Sacramento	9,000	—	9,000	1,665	—	1,665	10,665
Totals	188,030	106,525	294,555	927,160	956,997	1,884,157	2,178,712

(1)	Reflects NRSF at a facility for which the initiation of substantial activities to prepare the property for its intended use is available on or before December 31, 2014.
(2)	Reflects NRSF at a facility for which the initiation of substantial activities to prepare the property for its intended use is available after December 31, 2014.

The table below sets forth our estimated costs for completion of our major redevelopment projects currently under construction and expected to be operational by December 31, 2014 (dollars in millions):

	Under Construction Costs
Property	Actual (1)	Estimated Cost to Completion (2)	Total	Expected Completion date
Atlanta Metro	$30	$32	$62	Q2 2014
Dallas	25	31	56	Q3 2014
Richmond	26	3	29	Q2 2014
Sacramento	4	4	8	Q2 2014
Atlanta Suwanee	—	2	2	Q2 2014

Totals	$85	$72	$157

(1)	Actual costs for NRSF under construction through December 31, 2013. In addition to the $85 million of construction costs incurred through December 31, 2013 for redevelopment expected to be completed by December 31, 2014, as of December 31, 2013 we had incurred $62 million of additional costs (including acquisition costs and other capitalized costs) for other redevelopment projects that are expected to be completed after December 31, 2014.
(2)	Represents management’s estimate of the additional costs required to complete the current NRSF under development. There may be an increase in costs if customers’ requirements exceed our current basis of design.

In addition to projects currently under construction, our near term redevelopment projects are expected to be delivered in a modular manner, and we currently expect to invest additional capital to complete these near term projects. The ultimate timing and completion of, and the commitment of capital to, our future redevelopment projects is within our discretion and will depend upon a variety of factors, including the availability of financing and our estimation of the future market for data center space in each particular market.

We also own an aggregate of 136 acres of additional land adjacent to data center properties which can support the development of over 1.6 million square feet of raised floor.

Customer Diversification

Our portfolio is currently leased to more than 880 customers comprised of companies of all sizes representing an array of industries, each with unique and varied business models and needs. The following table sets forth information regarding the 10 largest customers in our portfolio based on annualized rent as of December 31, 2013:

Principal Customer Industry	Number of Locations	Annualized Rent (1)	% of Portfolio Annualized Rent	Weighted Average Remaining Lease Term (Months) (2)
Internet	1	$12,652,580	7.5%	57
Internet	1	9,644,400	5.7%	58
Information Technology	3	4,758,047	2.8%	19
Financial Services	1	4,318,740	2.5%	37
Financial Services	1	3,640,053	2.1%	19
Financial Services	2	3,244,109	1.9%	48
Information Technology	1	3,174,000	1.9%	114
Professional Services	1	3,134,220	1.8%	17
Internet (3)	2	3,115,417	1.8%	1
Information Technology	2	2,768,334	1.6%	10

Total / Weighted Average		$50,449,900	29.8%	44

(1)	Annualized rent is presented for leases commenced as of December 31, 2013. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.
(2)	Weighted average based on customer’s percentage of total annualized rent expiring and is as of December 31, 2013.
(3)	This customer is deployed across two QTS data centers. We are currently negotiating a lease renewal with this customer.

The following chart shows the breakdown of all our customers by industry based on annualized rent as of December 31, 2013:

Industry	% of Total Annualized Rent as of December 31, 2013
Technology	37%
Consulting	13%
Telecommunications	8%
Finance	8%
Banking	4%
Retail	3%
Government	3%
Manufacturing	2%
Electronics	2%
Communications	2%
Insurance	2%
Other	16%

Total	100%

Lease Distribution by Product Type

Product Type (Square Feet) (1)	Total Leased Raised Floor(2)	% of Portfolio Leased Raised Floor	Annualized Rent(3)	% of Portfolio Annualized Rent
Cloud Infrastructure	832	0%	13,815,157	8%
Colocation Cabinets and Cages (up to 3,300)	158,350	36%	101,864,125	60%
Custom Data Centers (3,300 or greater)	286,579	64%	53,980,917	32%

Portfolio Total	445,761	100%	169,660,199	100%

(1)	Represents all leases in our portfolio for which billing has commenced as of December 31, 2013. Cloud Infrastructure does not include Managed Services for Colocation and Custom Data Center customers. The square footage for each category is the approximate space needed for each product type. However, some C1 customers utilize less than 3,300 square feet and are therefore included in Colocation Cabinets and Cages for purposes of this table.
(2)	Represents the square footage of raised floor at a property under lease as specified in the lease and that has commenced billing as of December 31, 2013.
(3)	Annualized rent is presented for leases commenced as of December 31, 2013. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations as of December 31, 2013 at the properties in our portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights are exercised:

Year of Lease Expiration (1)	Number of Leases Expiring (2)	Total Raised Floor of Expiring Leases	% of Portfolio Leased Raised Floor	Annualized Rent (3)	% of Portfolio Annualized Rent
Month-to-Month (4)	313	16,915	4%	12,189,321	7%
2014	967	49,830	11%	39,610,112	23%
2015	685	44,761	10%	33,402,815	20%
2016	509	54,845	12%	27,140,158	16%
2017	76	52,771	12%	14,336,154	8%
2018	75	183,985	41%	31,307,727	18%
2019	13	11,697	3%	3,265,117	2%
2020	33	13,456	3%	3,877,932	2%
2021	—	—	—%	—	—%
2022	3	4,000	1%	1,358,064	1%
2023	1	13,501	3%	3,172,800	2%
After 2023	—	—	—%	—	—%

Portfolio Total	2,675	445,761	100%	$169,660,199	100%

(1)	Does not include data for leases expiring in a particular year when leases for the same space have already been signed with replacement customers with future commencement dates. In those cases, the data is included in the year in which the future lease expires.
(2)	Represents each agreement with a customer signed as of December 31, 2013 for which billing has commenced; a lease agreement could include multiple spaces and a customer could have multiple leases.
(3)	Annualized rent is presented for leases commenced as of December 31, 2013. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect the accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.
(4)	Consists of customers whose leases expired prior to December 31, 2013 and have continued on a month-to-month basis.

Description of Our Properties

The properties detailed below represent more than ten percent of our total assets or accounted for more than ten percent of our aggregate gross revenues or both as of December 31, 2013.

Atlanta-Metro

Our Atlanta, Georgia facility, or Atlanta-Metro, is currently our largest data center based on total operating NRSF. As of December 31, 2013, the property consisted of approximately 969,000 gross square feet with approximately 629,000 total operating NRSF, including approximately 292,000 raised floor operating NRSF. An on-site Georgia Power substation supplies 72 MW of utility power to the facility, which is backed up by diesel generators, and the facility has 120 MW of transformer capacity. The facility also includes a small amount of private “Class A” office space.

As of December 31, 2013, approximately 100% of the facility’s leasable raised floor was leased to 206 customers across our 3Cs product offerings. Certain equipment at this facility is subject to an amortizing equipment loan due June 1, 2020 bearing an interest rate of 6.85%, which had an $18.8 million outstanding balance as of December 31, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Atlanta Metro Equipment Loan.”

Portions of the Atlanta-Metro facility are included in our redevelopment pipeline, as we plan to expand the facility in multiple phases. Our current under construction and near term redevelopment plans call for the addition of approximately 106,000 total operating NRSF, including approximately 101,000 NRSF of raised floor. We anticipate that this expansion will cost approximately $32 million in the aggregate based on current estimates (in addition to costs already incurred as of December 31, 2013). Longer term, we can further expand the facility by another approximately 198,000 total operating NRSF, of which approximately 134,000 NRSF would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 925,000 total operating NRSF, including approximately 527,000 NRSF of raised floor.

In addition, this facility is adjacent to six acres of undeveloped land owned by us that we estimate could be developed to provide, at a minimum, an additional approximately 262,000 total operating NRSF, of which approximately 162,000 NRSF would be raised floor. These six acres of undeveloped land are not included in our current development plans.

We are the beneficial owner of our Atlanta facility through a bond-financed sale-leaseback structure. This structure is necessary in the State of Georgia to receive property tax abatement. In 2006, the Development Authority of Fulton County, or DAFC, issued a taxable industrial development revenue bond to us in exchange for legal title to the facility. The acquisition of the bond by us was “cashless” as the bond was issued to us in exchange for title to the facility. DAFC leased the facility back to us under a bond lease at a rent equal to the debt service on the bond. The bond lease is a triple net lease, which is standard in conduit financing transactions of this type. The rent under the bond lease payable by us, as lessee, is assigned by DAFC to us, as the bondholder. Because the rent and debt service amounts are equal and offsetting, no cash changes hands between DAFC and us. DAFC is the owner and lessor of the facility, but its rights to receive all rental payments and a security interest in the facility have been pledged to us, as the bondholder, as security for the bond. Therefore, we have complete control over the facility at all times. We have an option to buy the facility for $10 when the bond has been retired (the bond matures on December 1, 2019). If we wish to obtain title earlier, we can do so by simply surrendering and cancelling the bond and paying the $10 option price.

Lease Expirations. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2013 at the Atlanta-Metro facility. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

Year of Lease Expiration(1)	Number of Leases Expiring(2)	Total Raised Floor of Expiring Leases	% of Facility Leased Raised Floor	Annualized Rent(3)	% of Facility Annualized Rent
Month-to-Month(4)	65	6,861	3%	$3,884,481	6%
2014	258	13,323	6%	9,704,977	15%
2015	161	8,814	4%	6,433,000	10%
2016	172	28,177	12%	11,456,680	17%
2017	26	11,818	5%	4,204,200	6%
2018	35	157,130	65%	26,251,637	40%
2019	10	11,505	5%	3,024,541	5%
2020	2	—	—%	32,620	0%
2021	—	—	—%	—	—%
2022	3	4,000	2%	1,358,064	2%
2023	—	—	—%	—	—%
After 2023	—	—	—%	—	—%

Total	732	241,628	100%	$66,350,200	100%

(1)	Does not include data for leases expiring in a particular year when leases for the same space have already been signed with replacement customers with future commencement dates. In those cases, the data is included in the year in which the future lease expires.

(2)	Represents each lease with a customer signed as of December 31, 2013 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.
(3)	Annualized rent is presented for leases commenced as of December 31, 2013. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.
(4)	Consists of customers whose leases expired prior to December 31, 2013 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.

Primary Customers. The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Atlanta-Metro facility, as of December 31, 2013:

Principal Customer Industry	Lease Expiration	Renewal Option	Annualized Rent(1)	% of Facility Annualized Rent
Internet	2018	3x5 years	$12,652,580	19%
Internet	2018	1x5 years	9,644,400	15%

(1)	Annualized rent is presented for leases commenced as of December 31, 2013. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Historical Percentage Leased and Annualized Rental Rates. The following table sets forth the leasable raised floor, percentage leased, annualized rent and annualized rent per leased raised square foot for the Atlanta-Metro facility:

Date	Facility Leasable Raised Floor	% Leased(1)	Annualized Rent(2)	Annualized Rent per Leased Square Foot
December 31, 2013	242,468	100%	$66,350,200	$275
December 31, 2012	273,482	89%	54,110,376	222
December 31, 2011	286,344	77%	43,294,272	196
December 31, 2010	197,290	84%	35,083,656	211
December 31, 2009	178,173	82%	32,320,572	220

(1)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of the applicable date, divided by leasable raised floor based on the then current configuration of the property, expressed as a percentage.
(2)

Annualized rent is presented for leases commenced as of the applicable date. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Atlanta-Suwanee

Our Suwanee, Georgia, or Atlanta-Suwanee, facility consists of approximately 367,000 gross square feet, and as of December 31, 2013 it had approximately 261,000 total operating NRSF, including approximately 155,000 raised floor operating NRSF. Georgia Power supplies 36 MW of utility power to the facility, which is backed up by diesel generators. The facility also contains a small amount of “Class A” private office space and our operating service center, which provides 24x7 support to all of our customers and data centers.

As of December 31, 2013, approximately 87% of the facility’s leasable raised floor was leased to 289 customers.

Portions of the Atlanta-Suwanee facility are included in our redevelopment pipeline. Our current under construction redevelopment plans call for the addition of approximately 30,000 total operating NRSF, all of which will be raised floor. We anticipate that the current reconfigurations and expansions described above will cost an additional $2 million to complete. Longer term, we can further expand the facility by an additional 29,000 NRSF of raised floor. Upon completion of the build-out of the facility, we anticipate that it will contain approximately 320,000 operating NRSF, including approximately 214,000 NRSF of raised floor.

In addition, this facility is adjacent to 15 acres of undeveloped land owned by us that we believe could be developed to provide, at a minimum, an additional approximately 262,000 total operating NRSF, of which approximately would be 162,000 NRSF of raised floor. These 15 acres of undeveloped land are not included in our current development plans.

Lease Expirations. The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2013 at the Atlanta-Suwanee facility. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

Year of Lease Expiration(1)	Number of Leases Expiring(2)	Total Raised Floor of Expiring Leases	% of Facility Leased Raised Floor	Annualized Rent(3)	% of Facility Annualized Rent
Month-to-Month(4)	64	1,448	2%	$3,155,974	8%
2014	257	4,256	5%	8,100,924	19%
2015	233	18,294	23%	14,469,431	34%
2016	140	4,756	6%	5,736,690	14%
2017	21	6,982	9%	2,586,258	6%
2018	19	16,251	21%	2,613,595	6%
2019	2	192	0%	212,976	1%
2020	1	13,456	17%	1,920,000	5%
2021	—	—	—%	—	—%
2022	—	—	—%	—	—%
2023	1	13,501	17%	3,172,800	8%
After 2023	—	—	—%	—	—%

Total	738	79,136	100%	$41,968,647	100%

(1)	Does not include data for leases expiring in a particular year when leases for the same space have already been signed with replacement customers with future commencement dates. In those cases, the data is included in the year in which the future lease expires.

(2)	Represents each lease with a customer signed as of December 31, 2013 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.
(3)	Annualized rent is presented for leases commenced as of December 31, 2013. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.
(4)	Consists of customers whose leases expired prior to December 31, 2013 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.

Primary Customers. The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Atlanta-Suwanee facility, as of December 31, 2013:

Principal Customer Industry	Lease Expiration	Renewal Option	Annualized Rent(1)	% of Facility Annualized Rent
Professional Services	2023	2x5 years	$3,174,000	8%
Professional Services	2020	2x5 years	1,924,800	5%

(1)	Annualized rent is presented for leases commenced as of December 31, 2013. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Historical Percentage Leased and Annualized Rental Rates. The following table sets forth the leasable raised floor, percentage leased, annualized rent and annualized rent per leased raised square foot for the Atlanta-Suwanee facility:

Date	Facility Leasable Raised Floor	% Leased(1)	Annualized Rent(2)	Annualized Rent per Leased Square Foot
December 31, 2013	90,741	87%	$41,968,647	$530
December 31, 2012	61,000	80%	34,566,816	712
December 31, 2011	142,145	89%	40,975,608	325
December 31, 2010	145,440	85%	40,838,748	330
December 31, 2009	131,433	83%	41,862,168	383

(1)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of the applicable date, divided by leasable raised floor based on the then current configuration of the property, expressed as a percentage.
(2)	Annualized rent is presented for leases commenced as of the applicable date. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Richmond

Our Richmond, Virginia data center is situated on an approximately 220-acre site comprised of three large buildings available for data center redevelopment, each with two floors, and an administrative building that also has space available for data center redevelopment. As of December 31, 2013, the data center had approximately 1.3 million gross square feet with approximately 225,000 total operating NRSF, including approximately 85,000 of raised floor operating NRSF. Dominion Virginia Power supplies 110 MW of utility power to the facility, which is backed up by diesel generators. As of December 31, 2013, one of these primary buildings was actively in operation as a data center and the other two were being redeveloped. We believe that our Richmond facility is situated in an ideal location due to its proximity to Washington, DC, which offers numerous sources of demand for our products including the federal government, and provides geographical diversification from the Northern Virginia data center market. There are three core segments that we believe represent the most significant opportunity for our Richmond data center: entities associated with the federal government, given the highly secured nature of this facility and its proximity to Washington, DC; regulated industries, such as financial institutions, given our investments in security and regulatory compliance; and large enterprise customers, given the large scale of this facility. Our Richmond mega data center can accommodate large and growing C1 customers, while also accommodating C2 and C3 customers, at attractive energy costs.

We acquired our Richmond facility in 2010 through a bankruptcy process. We estimate that the former owner, a semiconductor manufacturer, had invested over $1 billion to develop the facility prior to the bankruptcy. Because the facility operated as a semiconductor fabrication facility prior to our acquisition, it had significant pre-existing infrastructure, including 110 MW of utility power, approximately 25,000 tons of chiller capacity, “Class A” private office space and other related supporting infrastructure. As a result, to date the incremental cost to redevelop the facility into a data center has been lower than the typical cost of ground-up data center development or redevelopment of other types of buildings into data centers.

As of December 31, 2013, approximately 80% of the facility’s leasable raised floor was leased to 51 customers across our 3Cs product offerings. We are the fee simple owner of the Richmond facility, and the facility is subject to a $100 million secured credit facility, of which $70 million was outstanding as of December 31, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Richmond Secured Credit Facility.”

The Richmond facility is included in our redevelopment pipeline, as we plan to expand the facility in multiple phases. Our current under construction redevelopment plans call for the addition of up to approximately 71,000 total operating NRSF, including approximately 22,000 NRSF of raised floor. We anticipate that this expansion will cost (in addition to costs already incurred as of December 31, 2013) approximately $3 million in the aggregate based on current estimates. Longer term, we can further expand the facility by another approximately 989,000 total operating NRSF, of which approximately 450,000 NRSF would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 1.3 million total operating NRSF, including approximately 555,000 NRSF of raised floor.

In addition, we own approximately 100 acres of undeveloped land on the site that we estimate could be developed to provide, at a minimum, an additional approximately 1.8 million total operating NRSF, of which approximately 1.1 million NRSF would be raised floor. These 100 acres of undeveloped land are not included in our current development plans.

Lease Expirations. The following table sets forth a summary schedule of the lease expirations as of December 31, 2013 at the Richmond facility. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

Year of Lease Expiration(1)	Number of Leases Expiring(2)	Total Raised Floor of Expiring Leases	% of Facility Leased Raised Floor	Annualized Rent(3)	% of Facility Annualized Rent
Month-to-Month(4)	6	144	0%	$137,811	1%
2014	16	136	0%	158,297	1%
2015	58	8,419	16%	2,863,311	19%
2016	32	480	1%	714,427	5%
2017	19	33,595	65%	7,204,550	48%
2018	12	9,023	17%	1,857,111	12%
2019	—	—	—%	—	—%
2020	30	—	—%	1,925,312	13%
2021	—	—	—%	—	—%
2022	—	—	—%	—	—%
2023	—	—	—%	—	—%
After 2023	—	—	—%	—	—%

Total	173	51,797	100%	$14,860,819	100%

(1)	Does not include data for leases expiring in a particular year when leases for the same space have already been signed with replacement customers with future commencement dates. In those cases, the data is included in the year in which the future lease expires.
(2)	Represents each lease with a customer signed as of December 31, 2013 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.
(3)	Annualized rent is presented for leases commenced as of December 31, 2013. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.
(4)	Consists of customers whose leases expired prior to December 31, 2013 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.

Primary Customers. The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Richmond facility, as of December 31, 2013:

Principal Customer Industry	Lease Expiration	Renewal Option	Annualized Rent(1)	% of Facility Annualized Rent
Financial Services	2017	1x5 or 10 years	$4,318,740	29%
Government	2017	1x5 years	1,620,000	11%
Government	2015	month-to-month	1,432,139	10%
Financial Services	2017	month-to-month	998,690	7%

(1)

Annualized rent is presented for leases commenced as of December 31, 2013. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Historical Percentage Leased and Annualized Rental Rates. The following table sets forth the leasable raised floor square footage percentage leased, annualized rent and annualized rent per leased raised square foot for our Richmond facility since acquisition:

Date	Facility Leasable Raised Floor	% Leased(1)	Annualized Rent(2)	Annualized Rent per Leased Square Foot
December 31, 2013	64,686	80%	$14,860,819	$287
December 31, 2012	50,665	83%	10,358,160	247
December 31, 2011	41,249	22%	1,731,708	191
December 31, 2010	—	0%	—	—

(1)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of the applicable date, divided by leasable raised floor based on the then current configuration of the property, expressed as a percentage.
(2)	Annualized rent is presented for leases commenced as of the applicable date. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Santa Clara

Our Santa Clara, California facility was acquired in November 2007. The facility, which is owned subject to a long-term ground sublease as described below, consists of two buildings containing approximately 135,000 gross square feet with approximately 102,000 total operating NRSF, including approximately 55,000 raised floor operating NRSF. The facility is situated on a 6.5-acre site in Silicon Valley. Several Silicon Valley Power substations supply 11 MW of utility power to the facility, which is backed up by diesel generators. We believe that Silicon Valley is an ideal data center location due to the large concentration of technology companies and the high local demand for data centers and cloud and managed services.

As of December 31, 2013, approximately 90% of the facility’s leasable raised floor was leased to 98 customers.

We are not currently redeveloping the Santa Clara facility. Longer term, we can further expand the facility by another approximately 25,000 NRSF of raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 127,000 total operating NRSF, including approximately 81,000 NRSF of raised floor.

The Santa Clara facility is subject to a ground lease. We acquired a ground sublease interest in the land on which the Santa Clara facility is located in November 2007. The ground sublease expires in 2052, subject to two 10-year extension options. The current annual rent payable under the ground sublease is approximately $1.1 million, which increases annually by the lesser of 6% or the increase in the Consumer Price Index for the San Francisco Bay area. In addition, in 2018 and 2038, the monthly rent will be adjusted to equal one-twelfth of an amount equal to 8.5% of the product of (i) the then fair market value of the demised premises (without taking into account the value of the improvements existing on the land) calculated on a per square foot basis, and (ii) the net square footage of the demised premises. During the term of the ground lease, we have certain obligations to facilitate the provision of job training, seminars and research opportunities for students of a community college that is adjacent to the property. We are the indirect holder of this ground sublease.

Lease Expirations. The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2013 at the Santa Clara facility. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

Year of Lease Expiration(1)	Number of Leases Expiring(2)	Total Raised Floor of Expiring Leases	% of Facility Leased Raised Floor	Annualized Rent(3)	% of Facility Annualized Rent
Month-to-Month(4)	18	5,470	17%	$1,863,560	10%
2014	136	12,216	37%	10,001,632	52%
2015	52	2,384	7%	1,286,222	7%
2016	54	11,332	34%	5,629,532	29%
2017	—	—	—%	—	—%
2018	2	1,581	5%	541,644	3%
2019	—	—	—%	—	—%
2020	—	—	—%	—	—%
2021	—	—	—%	—	—%
2022	—	—	—%	—	—%
2023	—	—	—%	—	—%
After 2023	—	—	—%	—	—%

Total	262	32,983	100%	$19,322,590	100%

(1)	Does not include data for leases expiring in a particular year when leases for the same space have already been signed with replacement customers with future commencement dates. In those cases, the data is included in the year in which the future lease expires.
(2)	Represents each lease with a customer signed as of December 31, 2013 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.
(3)	Annualized rent is presented for leases commenced as of December 31, 2013. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.
(4)	Consists of customers whose leases expired prior to December 31, 2013 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.

Primary Customers. The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Santa Clara facility, as of December 31, 2013:

Principal Customer Industry	Lease Expiration	Renewal Option	Annualized Rent(1)	% of Facility Annualized Rent
Telecommunications	2016	1x5 years	$2,071,398	11%
Professional Services	2014	month-to-month	2,009,766	10%
Application Software	2013	month-to-month	1,124,304	6%

(1)	Annualized rent is presented for leases commenced as of December 31, 2013. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Historical Percentage Leased and Annualized Rental Rates. The following table sets forth the leasable raised floor, percentage leased, annualized rent and annualized rent per leased raised square foot for the Santa Clara facility:

Date	Facility Leasable Raised Floor	% Leased(1)	Annualized Rent(2)	Annualized Rent per Leased Square Foot
December 31, 2013	36,920	90%	$19,322,590	$586
December 31, 2012	36,106	99%	18,880,308	527
December 31, 2011	37,057	71%	18,408,108	702
December 31, 2010	23,515	94%	17,164,968	778
December 31, 2009	24,957	34%	11,872,068	1,392

(1)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of the applicable date, divided by leasable raised floor based on the then current configuration of the property, expressed as a percentage.
(2)	Annualized rent is presented for leases commenced as of the applicable date. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Sacramento

Our Sacramento, California facility, which we acquired in December 2012, is located 120 miles from our Santa Clara facility on a 6.8-acre site. The facility currently consists of approximately 93,000 gross square feet with approximately 76,000 total operating NRSF, including approximately 46,000 raised floor operating NRSF. The Sacramento Municipal Utility District supplies 8 MW of utility power to the facility, which is backed up by diesel generators. The facility is an institutional grade data center with a classic “N+1” design that provides a single extra uninterruptible power supply module for use in the event of a system failure. This facility will provide our regional customer base with business continuity services along with Cloud and Managed Services. We believe the property’s location is a valuable complement to our Santa Clara facility for our customers, as it will allow them to diversify their footprint in the California market with a single provider. We intend to leverage our existing West Coast regional team and our Cloud and Managed Services sales and support staff to cater to customers in this property, many of which already used managed services when we acquired the property.

Portions of this facility are included in our development pipeline as we plan to expand the facility in two phases. We are currently redeveloping approximately 9,000 square feet of raised floor in the facility. We anticipate that completing this expansion will cost an additional approximately $4 million based on current estimates. Longer term, we can further expand the facility by another approximately 1,700 NRSF of raised floor. Upon completion of the build-out of the facility, we anticipate that it will contain approximately 86,000 total operating NRSF including approximately 55,000 NRSF of raised floor.

As of December 31, 2013, approximately 91% of the facility’s leasable raised floor was leased to 178 customers. The majority of the customers at this facility are C2 or C3 customers which lease small amounts of space. We are the fee simple owner of the Sacramento facility.

Dallas

We purchased our Dallas, Texas facility in February 2013. Prior to our purchase, the facility was operated as a semiconductor fabrication facility. Similar to our Richmond facility, the Dallas facility has significant pre-existing infrastructure. Specifically, the Dallas facility has diverse feeds of 140 MW of utility power and approximately 698,000 gross square feet on 39 acres. We are the fee simple owner of the Dallas facility.

We acquired our Dallas facility because we believe that we will be able to execute a redevelopment strategy similar to our Richmond facility. Given the infrastructure that is already in place due to its former use as a semiconductor fabrication facility, we believe that the incremental costs to redevelop data center raised floor space in this facility will be lower compared to typical costs for ground-up development or redevelopments of other building types. In addition, the access to a significant amount of utility power provides the necessary power capacity to support our growth strategy for our Dallas data center. Furthermore, we believe that the Dallas market is an important data center market primarily due to its strong business environment and relatively affordable power costs.

The Dallas facility is included in our redevelopment pipeline, as we plan to convert the facility into an operating data center in multiple phases. Our current redevelopment plans call for the redevelopment of up to approximately 79,000 total operating NRSF, including approximately 26,000 NRSF of raised floor. We anticipate that this redevelopment will cost approximately $56 million based on current estimates, and we expect to begin lease-up of the facility in the third quarter of 2014. Longer term, we can further expand the facility by another approximately 619,000 total NRSF, of which approximately 266,000 NRSF would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 698,000 total operating NRSF, including approximately 292,000 NRSF of raised floor.

We own sufficient undeveloped land on the site, approximately 15 acres, that we believe could also be developed to provide an additional 262,000 total operating NRSF, of which approximately 162,000 NRSF would be raised floor. These 15 acres of undeveloped land are not included in our current development plans.

Miami

Our Miami, Florida facility currently consists of approximately 30,000 gross square feet with approximately 26,000 total operating NRSF, including 20,000 raised floor operating NRSF. The property sits on a 1.6-acre site located at Dolphin Center with 4 MW of utility power supplied by Florida Power & Light and backed up by diesel generators. With a wind rating of 185 miles-per-hour, the facility is built to withstand a Category 5 hurricane. Miami is a strategic location for us because it is a gateway to the South American financial markets and a transcontinental Internet hub. The Miami facility was under development when we acquired it in April 2008, and we completed the build-out in August 2008. Other than normally recurring capital expenditures, we have no current plans to further build-out or expand the Miami facility.

As of December 31, 2013, approximately 56% of the facility’s leasable raised floor was leased to 66 customers. The current customers of the facility include only C2 customers which lease small amounts of space, and we intend to continue to lease-up this property, including space recently vacated by a C1 customer. We are the fee simple owner of the Miami facility.

Jersey City

Our Jersey City, New Jersey facility is a leased facility that consists of approximately 122,000 gross square feet with approximately 87,000 total operating NRSF, including approximately 32,000 raised floor operating NRSF. The Jersey City facility was originally leased by another party in March 2004 and we acquired the lease in October 2006 when we acquired the lessee. The lease expires in September 2026 and is subject to one five-year extension option. The facility was redeveloped in November 2006, and we subsequently leased it to service customers in New Jersey and New York. The facility is comprised of four floors of a 19 story building located on one city block in the metropolitan New York City area, six miles from Manhattan. PSE&G supplies 7 MW of utility power to the facility, which is backed up by diesel generators. The facility also contains a small amount of “Class A” office space. We believe that the location in Jersey City provides us with a crucial presence in the tri-state area, where space is highly coveted given the strong demand from financial services firms.

As of December 31, 2013, approximately 76% of the facility’s leasable raised floor was leased to 69 customers.

Wichita

Our Wichita, Kansas facility consists of approximately 14,000 gross square feet with approximately 14,000 total operating NRSF, including approximately 2,600 raised floor operating NRSF. Western Energy supplies 1 MW of utility power to the facility, which is backed up by a diesel generator. We believe that this data center and our Overland Park data center complement our portfolio by providing regional coverage in the Midwest. We acquired the facility in 2005, and it was redeveloped in 2008. Other than normally recurring capital expenditures, we have no current plans to further build-out or expand the Wichita facility.

As of December 31, 2013, 100% of the facility’s leasable raised floor was leased.

Overland Park

The Overland Park, Kansas facility, known as the J. Williams Technology Center, is a leased facility consisting of approximately 33,000 gross square feet, with approximately 8,000 total operating NRSF, including approximately 2,500 raised floor operating NRSF. The property is located in the Kansas City, Missouri metropolitan area. Kansas City Power & Light supplies approximately 1 MW of utility power, which is backed up by a diesel generator. The J. Williams Technology Center has housed the corporate headquarters of the Quality Group of Companies, LLC. (“QGC”) since September 2003. We lease the facility under a lease with an entity controlled by our Chairman and Chief Executive Officer, which was entered into in January 2009 and expires in December 2018 with one remaining five-year renewal term. Other than normally recurring capital expenditures and expansion of our own office space at our headquarters, we have no current plans to further build-out or expand the raised floor at our Overland Park data center.

As of December 31, 2013, approximately 71% of the facility’s leasable raised floor was leased to 22 customers.

Lenexa

Our Lenexa, Kansas property is an approximately 35,000 gross square foot facility located in the Kansas City, Missouri metropolitan area. The property was acquired in 2004. The Lenexa property does not currently operate as a data center, nor do we intend to operate it as a data center. We use this property primarily as a warehouse. Other than normally recurring capital expenditures, we have no current plans to further build-out or expand the Lenexa property.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to claims for negligence and other claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed and is traded on the New York Stock Exchange (“NYSE”) under the symbol “QTS” since October 9, 2013. As of March 7, 2014, we had eight holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for our common stock and the dividends we declared with respect to the periods indicated.

Price Range
	High	Low	Dividends decleared
2013
Fourth Quarter	$24.78	$19.49	$0.24
Third Quarter	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A
First Quarter	N/A	N/A	N/A

We have made one distribution in the form of a dividend since the completion of our IPO. While we plan to continue to make quarterly distributions, no assurances can be made as to the frequency or amounts of any future distributions. The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year.

Distribution Policy

To satisfy the requirements to qualify for taxation as a REIT, and to avoid paying tax on our income, we intend to continue to make regular quarterly distributions of all, or substantially all, of our REIT taxable income (excluding net capital gains) to our stockholders.

All distributions will be made at the discretion of our board of directors and will depend on our historical and projected results of operations, liquidity and financial condition, our REIT qualification, our debt service requirements, operating expenses and capital expenditures, prohibitions and other restrictions under financing arrangements and applicable law and other factors as our board of directors may deem relevant from time to time. We anticipate that our estimated cash available for distribution will exceed the annual distribution requirements applicable to REITs and the amount necessary to avoid the payment of tax on undistributed income. However, under some circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet these distribution requirements and we may need to borrow funds to make certain distributions. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

Restrictions on Distributions

In addition, our unsecured credit facility and Richmond credit facility contain provisions that may limit our ability to make distributions to our stockholders. These facilities generally provide that if a default occurs and is continuing, we will be precluded from making distributions on our common stock (other than those required to allow us to qualify and maintain our status as a REIT, so long as such default does not arise from a payment default or event of insolvency) and lenders under the facility and, potentially, other indebtedness, could accelerate the maturity of the related indebtedness. These facilities also contain covenants providing for a maximum distribution of the greater of (i) 95% of our Funds from Operations (as defined in such agreement) and (ii) the amount required for us to qualify as a REIT.

Performance Graph

The following line graph sets forth, for the period from October 9, 2013, through December 31, 2013, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the S&P 500 Market Index and the MSCI US REIT Index (“RMS”). The graph assumes that $100 was invested on October 9, 2013, in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Pricing Date	QTS	S&P 500	MSCI US REIT
Oct 9, 2013	$100.00	$100.00	$100.00
Oct 31, 2013	$98.28	$103.43	$102.13
Nov 30, 2013	$95.50	$106.02	$96.02
Dec 31, 2013	$114.99	$108.52	$95.66

USE OF PROCEEDS FROM REGISTERED SECURITIES

On October 8, 2013, the SEC declared effective our registration statement on Form S-11, as amended (File No. 333-190675) (the “Registration Statement”), for our IPO. We registered the offering and sale of 14,087,500 shares of Class A common stock, including 1,837,500 shares of Class A common stock to be sold to the underwriters pursuant to their option to purchase additional shares. On October 15, 2013, we completed the offering of 14,087,500 shares of Class A common stock, which included the full exercise of the underwriters’ option to purchase additional shares, at a price of $21.00 per share for an aggregate offering price of approximately $296 million. Goldman, Sachs & Co. and Jefferies LLC were joint book-running managers and representatives of the underwriters. Additional joint book-running managers were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., KeyBanc Capital Markets Inc. and Morgan Stanley & Co. LLC.

In connection with our IPO, we received net proceeds of approximately $279 million, after deducting the underwriters’ discounts and commissions, net of the underwriters’ reimbursement of certain expenses to us, of approximately $12.6 million and offering expenses of approximately $4.1 million. All of the foregoing underwriting discounts and expenses were direct or indirect payments to persons other than: (i) our directors, officers or any of their associates; (ii) persons owning ten percent or more of our shares of common stock; or (iii) our affiliates. We contributed the proceeds from our IPO to our operating partnership, which used them to repay amounts outstanding under our unsecured revolving credit facility. As a result, all of such proceeds have been fully deployed.

REPURCHASES OF EQUITY SECURITIES

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data on an historical basis for QualityTech, LP, which is our predecessor and operating partnership, and QTS Realty Trust, Inc. We have not presented historical data for QTS Realty Trust, Inc. because we had no corporate activity prior to our IPO other than the issuance of shares of common stock in connection with our initial capitalization and activity in connection with our IPO. Concurrently with the completion of our IPO, we consummated a series of transactions pursuant to which we became the sole general partner and majority owner of our operating partnership. We contributed the net proceeds of the IPO to our operating partnership in exchange for units of limited partnership interest. As of December 31, 2013, we owned an approximate 78.8% ownership interest in our operating partnership. Substantially all of our assets are held by, and our operations are conducted through, our operating partnership.

The financial data as of December 31, 2013 and for the period from October 15, 2013 through December 31, 2013 is that of the Company. Prior to October 15, 2013, the Company did not have any operating activity. The historical financial data as of December 31, 2012 and for each of the period ended October 14, 2013 and years ended December 31, 2012, 2011 and 2010 have been derived from our predecessor’s financial statements. The historical financial data for our predecessor is not necessarily indicative of our results of operations, cash flows or financial condition following the completion of our IPO.

The following table sets forth selected financial and operating data on a consolidated basis for the Company and our predecessor.

	The Company	Historical Predecessor
	For the period October 15, 2013 through December 31, 2013	For the period January 1, 2013 through October 14, 2013		Year Ended December 31,
($ in thousands except share and per share data)				2012		2011		2010
Statement of Operations Data
Revenues:
Rental	$33,304		$112,002		$120,758		$104,051		$92,800
Recoveries from tenants	2,674		10,424		9,294		12,154		12,506
Cloud and managed services	4,074		13,457		14,497		12,173		9,054
Other	410		1,542		1,210		2,018		5,795

Total revenue	40,462		137,425		145,759		130,396		120,155

Operating expenses
Property operating costs	13,482		47,268		51,506		57,900		60,408
Real estate taxes and insurance	1,016		3,476		3,632		2,621		2,378
Depreciation and amortization	11,238		36,120		34,932		26,165		19,086
General and administrative	8,457		30,726		35,986		28,470		22,844
Transaction costs	66		52		897		—		—
Gain on settlement	—		—		—		(3,357)		—
Restructuring charge	—		—		3,291		—		—

Total operating expenses	34,259		117,642		130,244		111,799		104,716

Operating income	6,203		19,783		15,515		18,597		15,439
Other income and expense:
Interest income	1		17		61		71		233
Interest expense	(2,049)		(16,675)		(25,140)		(19,713)		(23,502)
Other (expense) income	(153)		(3,277)		(1,151)		136		22,214

Income (loss) before gain on sale of real estate	4,002		(152)		(10,715)		(909)		14,384
Gain on sale of real estate	—		—		948		—		—

Net income (loss)	4,002		(152)		(9,767)		(909)		14,384
Net income attributable to noncontrolling interests	(848)		—		—		—		—

Net income (loss) attributable to QTS Realty Trust, Inc	$3,154		$(152)		$(9,767)		$(909)		$14,384

Net income (loss) per share attributable to common shares:
Basic	$0.11	$	N/A	$	N/A	$	N/A	$	N/A
Diluted	0.11		N/A		N/A		N/A		N/A
Weighted average common shares outstanding:
Basic	28,972,774	$	N/A	$	N/A	$	N/A	$	N/A
Diluted	36,794,215		N/A		N/A		N/A		N/A
Other Data (unaudited)
FFO (1)	$14,558		$31,406		$20,253		$23,047		$31,771
Operating FFO (1)	14,777		34,735		25,568		13,900		2,456
Recognized MRR in the period	N/A		N/A		128,533		108,942		98,832
MRR (2)	14,138		N/A		11,857		9,898		9,138
NOI(3)	25,964		86,681		90,904		70,011		57,369
EBITDA (4)	17,288		52,626		50,244		44,898		56,739
Adjusted EBITDA (4)	18,085		57,337		55,330		42,306		34,857

	The Company	Historical Predecessor
	December 31,	December 31,
($ in thousands)	2013	2012	2011	2010
Balance Sheet Data
Real estate at cost(*)	$905,735	$734,828	$555,586	$432,233
Net investment in real estate(**)	768,010	631,928	481,050	379,967
Total assets	831,356	685,443	521,056	412,964
Credit facility and mortgages payable	345,339	487,791	407,906	302,765

(*)	Reflects undepreciated cost of real estate assets, does not include real estate intangible assets acquired in connection with acquisitions.
(**)	Net investment in real estate includes building and improvements (net of accumulated depreciation), land, and construction in progress.

	The Company	Historical Predecessor
	For the period October 15, 2013 through December 31, 2013	For the period January 1, 2013 through October 14, 2013	Year Ended December 31,
($ in thousands)			2012	2011	2010
Cash Flow Data
Cash flow provided by (used for):
Operating activities	$29,635	$30,511	$35,098	$24,374	$13,277
Investing activities	(47,963)	(120,875)	(194,927)	(118,746)	(56,574)
Financing activities	15,812	89,858	160,719	94,669	5,610

(1)	We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (computed in accordance with GAAP), adjusted to exclude gains (or losses) from sales of property, real estate related depreciation and amortization and similar adjustments for unconsolidated partnerships and joint ventures. We generally calculate Operating FFO as FFO excluding certain non-recurring and primarily non-cash charges and gains and losses that management believes are not indicative of the results of our operating real estate portfolio. We believe that Operating FFO provides investors with another financial measure that may facilitate comparisons of operating performance and liquidity between periods and, to the extent other REITs calculate Operating FFO on a comparable basis, between us and these other REITs.

A reconciliation of net income (loss) to FFO and Operating FFO is presented below:

	The Company	Historical Predecessor
	For the period October 15, 2013 through December 31, 2013	For the period January 1, 2013 through October 14, 2013	Year Ended December 31,
(unaudited $ in thousands)			2012	2011	2010
FFO
Net income (loss)	$4,002	$(152)	$(9,767)	$(909)	$14,384
Real estate depreciation and amortizaton	10,556	31,558	30,968	23,956	17,387
Gain on sale of real estate	—	—	(948)	—	—

FFO	14,558	31,406	20,253	23,047	31,771

Operating FFO
Restructuring charge	—	—	3,291	—	—
Write off of deferred finance costs	153	3,277	1,434	—	—
Gain on settlements	—	—	—	(3,357)	—
Transaction costs	66	52	897	—	—
Intangible revenue	—	—	—	(960)	(4,844)
Gain on extinguishment of debt	—	—	—	—	(22,214)
Unrealized gain on derivatives	—	—	(307)	(4,830)	(2,257)

Operating FFO	$14,777	$34,735	$25,568	$13,900	$2,456

(2)	We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases (which represent customer leases that have been executed but for which lease payments have not commenced) as of a particular date, unless otherwise specifically noted. We calculate recognized MRR as the recurring revenue recognized during a given period, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. Management uses MRR and recognized MRR as supplemental performance measures because they provide a useful measure of increases in contractual revenue from our customer leases. A reconciliation of total revenues to recognized MRR in the period and MRR at period-end is presented below:

	The Company and our Historical Predecessor (1)	Historical Predecessor
	Year Ended December 31,	Year Ended December 31,
(unaudited $ in thousands)	2013	2012	2011	2010
Recognized MRR in the period
Total period revenues (GAAP basis)	$177,887	$145,759	$130,396	$120,155
Less: Total period recoveries	(13,098)	(9,294)	(12,154)	(12,506)
Total period deferred setup fees	(4,678)	(4,317)	(2,997)	(2,710)
Total period other	(4,532)	(3,615)	(6,303)	(6,107)

Recognized MRR in the period	155,579	128,533	108,942	98,832
MRR at period end*
Total period revenues (GAAP basis)	$177,887	$145,759	$130,396	$120,155
Less: Total revenues excluding last month	(161,670)	(132,338)	(119,156)	(109,497)

Total revenues for last month of period	16,217	13,421	11,240	10,658
Less: Last month recoveries	(1,240)	(879)	(897)	(1,175)
Last month deferred setup fees	(370)	(441)	(278)	(195)
Last month other	(469)	(244)	(167)	(150)

MRR at period end*	$14,138	$11,857	$9,898	$9,138

(1)	Represents combined results of our Historical Predecessor for the period from January 1, 2013 through October 14, 2013 and the Company for the period from October 15, 2013 through December 31, 2013. Prior to October 15, 2013, the Company did not have any operating activity.

•	Does not include our booked-not-billed MRR balance, which was $2.3 million, $1.1 million, $1.0 million and $1.0 million as of December 31, 2013, 2012, 2011, and 2010, respectively.

(3)	We calculate net operating income, or NOI, as net income (loss), excluding: interest expense, interest income, depreciation and amortization, write off of unamortized deferred financing costs, gain on extinguishment of debt, transaction costs, gain on legal settlement, gain on sale of real estate, restructuring charge and general and administrative expenses. We believe that NOI is another metric that is often utilized to evaluate returns on operating real estate from period to period and also, in part, to assess the value of the operating real estate. A reconciliation of net income (loss) to NOI is presented below:

	The Company	Historical Predecessor
	For the period October 15, 2013 through December 31, 2013	For the period January 1, 2013 through October 14, 2013	Year Ended December 31,
(unaudited $ in thousands)			2012	2011	2010
Net Operating Income (NOI)
Net income (loss)	$4,002	$(152)	$(9,767)	$(909)	$14,384
Interest expense	2,049	16,675	25,140	19,713	23,502
Interest income	(1)	(17)	(61)	(71)	(233)
Depreciation and amortization	11,238	36,120	34,932	26,165	19,086
Write off of deferred finance costs	153	3,277	1,434	—	—
Gain on extinguishment of debt	—	—	—	—	(22,214)
Transaction costs	66	52	897	—	—
Gain on settlements	—	—	—	(3,357)	—
Gain on sale of real estate	—	—	(948)	—	—
Restructuring charge	—	—	3,291	—	—
General and administrative expenses	8,457	30,726	35,986	28,470	22,844

NOI	$25,964	$86,681	$90,904	$70,011	$57,369

Breakdown of NOI by facility:
Atlanta-Metro data center	$11,485	$40,908	$42,787	$29,712	$26,595
Atlanta-Suwanee data center	7,028	22,127	30,471	32,258	28,508
Santa Clara data center	2,229	8,710	11,183	9,672	7,291
Richmond data center	2,415	7,903	6,094	267	—
Sacramento data center	1,820	5,879	240	—	—
Other data centers	987	1,154	129	(1,898)	(5,025)

NOI	$25,964	$86,681	$90,904	$70,011	$57,369

(4)	We calculate EBITDA as net income (loss) excluding interest expense and interest income, provision for income taxes (including income taxes applicable to sale of assets) and depreciation and amortization. We believe that EBITDA is another metric that is often utilized to evaluate and compare our ongoing operating results and also, in part, to assess the value of our operating portfolio.

In addition to EBITDA, we calculate an adjusted measure of EBITDA, which we refer to as Adjusted EBITDA, as EBITDA excluding write off of unamortized deferred financing costs, gain on extinguishment of debt, transaction costs, equity-based compensation expense, restructuring charge, gain on legal settlement and gain on sale of real estate. We believe that Adjusted EBITDA provides investors with another financial measure that can facilitate comparisons of operating performance between periods and between REITs.

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is presented below:

	The Company	Historical Predecessor
	For the period October 15, 2013 through December 31, 2013	For the period January 1, 2013 through October 14, 2013	Year Ended December 31,
(unaudited $ in thousands)			2012	2011	2010
EBITDA and adjusted EBITDA
Net income (loss)	$4,002	$(152)	$(9,767)	$(909)	$14,384
Interest expense	2,049	16,675	25,140	19,713	23,502
Interest income	(1)	(17)	(61)	(71)	(233)
Depreciation and amortization	11,238	36,120	34,932	26,165	19,086

EBITDA	17,288	52,626	50,244	44,898	56,739

Adjusted EBITDA
Write off of deferred finance costs	153	3,277	1,434	—	—
Gain on extinguishment of debt	—	—	—	—	(22,214)
Transaction costs	66	52	897	—	—
Equity-based compensation expense	578	1,382	412	765	332
Gain on settlements	—	—	—	(3,357)	—
Gain on sale of real estate	—	—	(948)	—	—
Restructuring charge	—	—	3,291	—	—

Adjusted EBITDA	$18,085	$57,337	$55,330	$42,306	$34,857

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis covers the financial condition and results of operations of our predecessor, QualityTech, LP, and our successor, QTS Realty Trust, Inc. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes and “Risk Factors” contained elsewhere in this Form 10-K.

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

We are a Maryland corporation formed on May 17, 2013. On October 15, 2013, we completed our IPO of our Class A common stock, $0.01 par value per share. Our Class A common stock trades on the New York Stock Exchange under the ticker symbol “QTS.” Concurrently with the completion of the IPO, we consummated a series of transactions pursuant to which we became the sole general partner and majority owner of Quality Tech, LP, our operating partnership. We contributed the net proceeds of the IPO to the operating partnership in exchange for units of limited partnership interest. As of December 31, 2013, we owned an approximate 78.8% ownership interest in the operating partnership. Substantially all of our assets are held by, and our operations are conducted through, the operating partnership.

We believe that we have operated and are organized in conformity with the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2013. Our qualification as a REIT, and maintenance of such qualification, depends upon our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distributions to our stockholders and the concentration of ownership of our equity shares.

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

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of December 31, 2013, only two of our more than 880 customers individually accounted for more than 3% of our MRR, with no single customer accounting for more than 8% of our MRR. In addition, approximately 40% of our MRR was attributable to customers who use more than one of our 3Cs products.

Our Portfolio

We operate 10 data centers located in seven states, containing an aggregate of approximately 3.8 million gross square feet of space (approximately 92% of which is wholly owned by us), including approximately 1.8 million “basis-of-design” raised floor square feet, which represents the total data center raised floor potential of our existing data center facilities. This represents the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the configuration that we deploy. As of December 31, 2013, this space included approximately 690,000 raised floor operating net rentable square feet, or NRSF, plus approximately 1.1 million square feet of additional raised floor in our development pipeline, of which approximately 188.000 NRSF is expected to become operational by December 31, 2014. Our facilities collectively have access to over 500 MW of gross utility power with 390 MW of available utility power. We believe such access to power gives us a competitive advantage in redeveloping data center space, since access to power is usually the most limiting and expensive component in data center redevelopment.

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

Booked-not-Billed. We define booked-not -billed as our customer leases that have been signed, but for which lease payments have not yet commenced.

Factors That May Influence Future Results of Operations and Cash Flows

Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of December 31, 2013, we had in place customer leases generating revenue for approximately 92% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental, cloud and managed services rates at our properties. Future economic downturns, regional downturns or downturns in the technology industry could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. Negative trends in one or more of these factors could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.

Leasing Arrangements. As of December 31, 2013, 20% of our MRR came from customers which individually occupied more than 6,600 square feet of space and which had metered power. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of December 31, 2013, 80% of our MRR was leased to customers which individually occupied less than 6,600 square feet of space, many of whom are billed on a gross lease basis. Under a gross lease, the customer pays us a fixed rent on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers access more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. Our leases on a gross lease basis generally have a term of three years or less.

Scheduled Lease Expirations. Our ability to minimize rental churn and customer downgrades at renewal and renew, lease and re-lease expiring space will impact our results of operations and cash flows. Leases representing approximately 11% and 10% of our total leased raised floor are scheduled to expire during the years ending December 31, 2014 (including all month-to-month leases) and 2015, respectively. These leases also represented approximately 23% and 20%, respectively, of our annualized rent as of December 31, 2013. At expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.

Acquisitions, Redevelopment and Financing. Our revenue growth also will depend on our ability to acquire and redevelop and subsequently lease data center space at favorable rates. We generally fund the cost of data center acquisition and redevelopment from capital which we would expect to obtain primarily through our net cash provided by operations, credit facilities, other unsecured and secured borrowings or the issuance of additional equity. We believe that we have sufficient access to capital from our current cash and cash equivalents balance, and borrowings under our credit facilities to fund our redevelopment projects.

Operating Expenses. Our operating expenses generally consist of direct personnel costs, utilities, property and ad valorem taxes, insurance and site maintenance costs and rental expenses on our ground and building leases. In particular, our buildings require significant power to support the data center operations conducted in them. Although substantially all of our long-term leases—leases with a term greater than three years—contain reimbursements for certain operating expenses, we will not in all instances be reimbursed for all of our property operating expenses incurred. We also incur general and administrative expenses, including expenses relating to senior management, our in-house sales and marketing organization, cloud and managed services support personnel and legal, human resources, accounting and other expenses related to professional services. We also will incur additional expenses arising from our becoming a publicly traded company including employee equity based compensation. Increases or decreases in our operating expenses will impact our results of operations and cash flows. We expect to incur additional operating expenses as we continue to expand.

General Leasing Activity

During the twelve months ended December 31, 2013, the Company entered into customer leases representing approximately $3.6 million of incremental MRR, net of downgrades (and representing approximately $43.0 million of annualized rent) at $330 per square foot.

During the twelve months ended December 31, 2013, the Company renewed leases with a total annualized rent of $20.8 million at an average rent per square foot of $871, which was 0.1% lower than the annualized rent prior to renewal. We define renewals as leases which the customer retains the same amount of space before and after renewal, which facilitates rate comparability. Customers that renew with adjustments to square feet are reflected in the net leasing activity as discussed above. The rental churn rate for the twelve months ended December 31, 2013, was 5.7%.

During the twelve months ended December 31, 2013, the Company commenced customer leases representing approximately $7.0 million of MRR (and representing approximately $84.1 million of annualized rent) at $360 per square foot.

As of December 31, 2013, our booked-not-billed MRR balance (which represents customer leases that have been executed, but for which lease payments have not commenced as of December 31, 2013) was approximately $2.3 million, or $28.2 million of annualized rent. Of this booked-not-billed balance, approximately $4.9 million of annualized rent was attributable to new customers and approximately $23.3 million of annualized rent was attributable to existing customers. Of this booked-not-billed MRR balance, leases representing approximately $13.5 million of annualized MRR are scheduled to commence in 2014, which is expected to contribute approximately $9.5 million of incremental revenue in 2014.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following data for the year ended December 31, 2013, includes financial data on a combined basis for both our predecessor and successor together with its consolidated subsidiaries after giving effect to the formation transactions described in this Form 10-K (in thousands).

	The Company	Historical Predecessor
	For the period October 15, 2013 through December 31, 2013	For the period January 1, 2013 through October 14, 2013	Year Ended December 31,	Year Ended December 31,
			2013	2012	$ Change	% Change
Revenues:
Rental	$33,304	$112,002	$145,306	$120,758	$24,548	20%
Recoveries from customers	2,674	10,424	13,098	9,294	3,804	41%
Cloud and managed services	4,074	13,457	17,531	14,497	3,034	21%
Other	410	1,542	1,952	1,210	742	61%

Total revenues	40,462	137,425	177,887	145,759	32,128	22%

Operating expenses:
Property operating costs	13,482	47,268	60,750	51,506	9,244	18%
Real estate taxes and insurance	1,016	3,476	4,492	3,632	860	24%
Depreciation and amortization	11,238	36,120	47,358	34,932	12,426	36%
General and administrative	8,457	30,726	39,183	35,986	3,197	9%
Transaction costs	66	52	118	897	(779)	-87%
Restructuring charge	—	—	—	3,291	(3,291)	-100%

Total operating expenses	34,259	117,642	151,901	130,244	21,657	17%

Operating income	6,203	19,783	25,986	15,515	10,471	67%
Other income and expenses:
Interest income	1	17	18	61	(43)	-70%
Interest expense	(2,049)	(16,675)	(18,724)	(25,140)	6,416	-26%
Other (expense) income, net	(153)	(3,277)	(3,430)	(1,151)	(2,279)	198%

Net income (loss)	4,002	(152)	3,850	(10,715)	14,565	-136%
Gain on sale of real estate	—	—	—	948	(948)	-100%

Net income (loss)	4,002	(152)	3,850	(9,767)	13,617	-139%
Net income attributable to noncontrolling interests	(848)	—	(848)	—	(848)	*

Net income (loss) attributable to QTS Realty Trust, Inc	3,154	(152)	3,002	(9,767)	12,769	-131%
Unrealized gain on swap	74	220	294	(766)	1,060	-138%

Comprehensive income	$3,228	$68	$3,296	$(10,533)	$13,829	-131%

*	not applicable for comparison

Changes in revenues and expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 are summarized below (in thousands):

	The Company and Predecessor	The Predecessor
	Year Ended December 31,
	2013	2012	$ Change	% Change
	($ in thousands)
Revenues:
Rental	$145,306	$120,758	$24,548	20%
Recoveries from customers	13,098	9,294	3,804	41%
Cloud and managed services	17,531	14,497	3,034	21%
Other	1,952	1,210	742	61%

Total revenues	177,887	145,759	32,128	22%

Operating expenses:
Property operating costs	60,750	51,506	9,244	18%
Real estate taxes and insurance	4,492	3,632	860	24%
Depreciation and amortization	47,358	34,932	12,426	36%
General and administrative	39,183	35,986	3,197	9%
Transaction costs	118	897	(779)	-87%
Restructuring charge	—	3,291	(3,291)	*

Total operating expenses	151,901	130,244	21,657	17%

Operating income	25,986	15,515	10,471	67%
Other income and expense:
Interest income	18	61	(43)	-70%
Interest expense	(18,724)	(25,140)	6,416	-26%
Other (expense) income, net	(3,430)	(1,151)	(2,279)	198%

Income (loss) before gain on sale of real estate	3,850	(10,715)	14,565	-136%
Gain on sale of real estate	—	948	(948)	*

Net income (loss)	$3,850	$(9,767)	$13,617	-139%

*	not applicable for comparison

Revenues. Total revenues for the year ended December 31, 2013 were $177.9 million compared to $145.8 million for the year ended December 31, 2012. The increase of $32.1 million, or 22%, was primarily due to organic growth in our customer base and the acquisition of our Sacramento data center in December 2012. The increase of $27.6 million, or 20%, in combined rental and cloud and managed services revenue was primarily due to a $15.9 million increase related to newly leased space as well as increases in rents from previously leased space, net of downgrades at renewal and rental churn. Additionally, the acquisition of our Sacramento data center contributed approximately $11.7 million of combined rental and cloud and managed services revenues for the year ended December 31, 2013.

The impact from customer downgrades in our combined rental and cloud and managed services revenues for the year ended December 31, 2013 included the downgrade associated with our reclaiming of approximately 80,000 square feet of raised floor at our Atlanta-Suwanee facility in July 2012 from a C1 customer. This customer was underutilizing a portion of its space and power at both our Atlanta-Metro and Atlanta-Suwanee data centers. As a result, we renegotiated our lease arrangement with this customer to reclaim in the fourth quarter of 2013 an additional 60,500 square feet of raised floor that it was occupying in our Atlanta-Metro data center. As part of this renegotiation, we extended the term on this customer’s remaining occupied space in our

Atlanta-Metro data center for an additional five years at a significantly higher rental rate per square foot. The reclaimed space has already been substantially re-leased at a higher rental rate per square foot.

The redevelopment of the approximately 80,000 square feet that we reclaimed in our Atlanta-Suwanee facility was substantially completed during 2013 and will accommodate both our C1 and C2 data center products. As of December 31, 2013, we had re-leased approximately one quarter of this space in Atlanta-Suwanee that more than recovers the MRR of the prior customer who had been paying for the entire 80,000 square feet. With regard to the space this customer vacated in our Atlanta-Metro facility, we have re-leased the majority of the space to an existing customer at a higher rental rate per square foot with billing having commenced in January 2014.

As of December 31, 2013, our data centers were 92% leased based on leasable raised floor of approximately 486,000 square feet, with an average annualized rent of $381 per leased raised floor square foot including cloud and managed services revenue, or $342 per leased raised floor square foot excluding cloud and managed services revenue. As of December 31, 2013, the average annualized rent for our C1 product, including managed services for our C1 product, was $199 per leased raised floor square foot, and the average annualized rent for our C2 product, including Cloud and managed services combined was $980 per leased raised floor square foot. As of December 31, 2012, our data centers were 86% leased based on leasable raised floor of approximately 484,000 square feet, with an average annualized rent of $340 per leased raised floor square foot including cloud and managed services revenue, or $303 per leased raised floor square foot excluding cloud and managed services revenue. The increase in leasable raised floor is primarily related to the addition of raised floor square footage from our redevelopment activities primarily in the Richmond, Atlanta-Metro and Atlanta-Suwanee facilities. The increase in average annualized rent per leased raised floor square foot is related to the increased rates at renewal and rates charged to new customers as well as upgrades of existing customers during their contracts’ term.

Higher recoveries from customers for the year ended December 31, 2013 compared to the year ended December 31, 2012 were primarily due to increased utility costs at our Atlanta-Metro and Richmond data centers, which contributed $1.7 million and $0.9 million to the increase, respectively, and the acquisition of our Sacramento data center, which contributed $1.5 million to the increase. The $0.7 million increase in other revenue for the year ended December 31, 2013 compared to the year ended December 31, 2012 was due to the higher straight line rent and lower discounts, partially offset by the elimination of an exchange of services agreement which reduced other revenues and had a corresponding reduction in property operating costs.

Property Operating Costs. Property operating costs for the year ended December 31, 2013 were $60.7 million compared to property operating costs of $51.5 million for the year ended December 31, 2012, an increase of $9.2 million, or 18%. The breakdown of our property operating costs is summarized in the table below (in thousands):

	The Company and Predecessor	The Predecessor
	Year Ended December 31,
	2013	2012	$ Change	% Change
	($ in thousands)
Property operating costs:
Direct payroll	$11,157	$11,737	$(580)	-5%
Rent	4,437	5,561	(1,124)	-20%
Repairs and maintenance	4,211	2,826	1,385	49%
Utilities	24,945	20,340	4,605	23%
Management fee allocation	7,088	5,830	1,258	22%
Other	8,912	5,212	3,700	71%

Total property operating costs	$60,750	$51,506	$9,244	18%

The increase in utilities expense was primarily attributable to higher utility costs associated with the ongoing expansions of our Atlanta-Metro, and Richmond data centers, which resulted in an increase of $1.9 million and $0.8 million in utilities expense, respectively, and the acquisition of our Sacramento data center, which contributed a $2.6 million increase to utilities expense, with a partial offset from lower utilities expenses at our Atlanta-Suwanee data center of $0.6 million primarily due to the reclaiming of space and power from a customer, as discussed above. The remaining increase in property operating costs was due primarily to an increase in repairs and maintenance of $1.4 million, which tends to fluctuate from period to period and increase with the expansion and lease-up of our facilities, and an increased management fee allocation of $1.3 million due to growth in revenue. The management fee allocation is based on 4% of cash rental revenues for each facility and reflects an allocation of internal charges to cover back-office and service-related costs associated with the day-to-day operations of our data center facilities, with a corresponding offset to general and administrative expenses. The increase in other operating expenses of $3.7 million was due to higher outsourced services of $1.1 million due to the outsourcing of our facility security personnel, which resulted in a decrease in direct personnel costs, and higher bad debt expense of $0.7 million in 2013 of which $0.5 million related to one customer. Additionally, as discussed below, during the first quarter of 2012 we decided to consolidate our New York and New Jersey data center operations into our New Jersey data center facility and recorded a restructuring charge of $3.3 million. As a result, in 2012 other operating expenses for the year ended December 31, 2012 were reduced by approximately $1.5 million relating to certain costs, including rent, utility and certain personnel costs, associated with the New York data center that were applied against the restructuring charge. These property operating cost increases were partially offset by a reduction in rent expense of $1.1 million attributable to vacating our former New York leased facility.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the year ended December 31, 2013 were $4.5 million compared to $3.6 million for the year ended December 31, 2012. The increase of $0.9 million, or 24%, was primarily attributable to the expansion of our Atlanta-Metro and Richmond data center facilities, and the acquisition of our Sacramento data center facility, partially offset by lower property taxes for the Santa Clara data center due to a reassessment of taxes in Santa Clara for 2009, 2010 and 2011, which was expensed in 2012.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2013 was $47.3 million compared to $34.9 million for the year ended December 31, 2012. The increase of $12.4 million, or 36%, was primarily due to additional depreciation of $6.9 million associated with expansion of our Atlanta-Metro and Richmond data centers, and acquisition of our Sacramento data center, higher amortization of acquired intangibles of $3.4 million, and additional amortization expense related to a higher level of leasing commissions of $2.1 million.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2013 were $39.2 million compared to general and administrative expenses of $36.0 million for the year ended December 31, 2012, an increase of $3.2 million, or 9%. Approximately $11.1 million of the total general and administrative expenses for the twelve months ended December 31, 2013 resulted from sales and marketing expenses, compared to $10.6 million for the twelve months ended December 31, 2012. The increase in general and administrative expenses of $3.2 million, or 9%, was primarily attributable to an increase in personnel costs, primarily as a result of expanding our senior management team and our sales and marketing organization, in conjunction with the expansion of our data center facilities and formation of our enterprise, government and customer retention teams and development of our Cloud and Managed Services products. Total personnel costs increased $2.6 million for the comparative periods, which included approximately $0.3 million and $0.6 million of severance charges in the year ended December 31, 2013 and 2012, respectively. Total equity-based compensation expense was $2.0 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively. Additionally, advertising increased by $0.5 million and rent expense increased by $0.4 million mostly related to expansion of our corporate office space. Our general and administrative expenses represented 22.0% of total revenues for the year ended December 31, 2013 compared to 24.7% for the year ended December 31, 2012.

Restructuring Charge. During the first quarter of 2012, we decided to consolidate our New York data center operations into our Jersey City data center. In connection with the consolidation of our New York data center operations, we recorded a one-time restructuring charge of $3.3 million, primarily associated with the termination of the lease of our former New York data center.

Transaction Costs. For the years ended December 31, 2013 and 2012 we incurred $0.1 million and $0.9 million, respectively, in costs related to the examination of proposed acquisitions. Acquisition-related costs are expensed in the periods in which the costs are incurred and the services are received.

Interest Expense. Interest expense for the year ended December 31, 2013 was $18.7 million compared to $25.1 million for the year ended December 31, 2012. The decrease of $6.4 million, or 26%, was due to a reduction in the weighted average interest rate, and higher capitalized interest during the period, partially offset by a $37.2 million increase in our average debt balance. During the second quarter of 2013, we replaced our $440 million secured credit facility with a $575 million unsecured credit facility. In addition the interest rate spread over LIBOR on the Unsecured Credit Facility was 165 basis points lower than the Secured Credit Facility. The average debt balance for the year ended December 31, 2013 was $510.6 million, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 4.48%. This compared to an average debt balance of $473.4 million, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 5.84%. Interest expense was reduced by $0.3 million and $0.3 million, respectively, during the years ended December 31, 2013 and December 31, 2012, as a result of non-cash mark-to-market adjustments associated with the derivative liability reported on our balance sheet. Interest capitalized in connection with our redevelopment activities during the years ended December 31, 2013 and December 31, 2012 was $4.0 million and $2.2 million, respectively.

On October 15, 2013, we closed our IPO which generated net proceeds of approximately $279 million after underwriting discounts and commissions. The proceeds were used to repay amounts borrowed on our $350 million unsecured revolving credit facility.

Other Expense/Income. Other expense for the year ended December 31, 2013 was $3.4 million compared to other expense of $1.2 million for the year ended December 31, 2012. The increase in other expense of $2.3 million, was due to higher write-offs of unamortized deferred financing costs in connection with the replacement of our secured credit facility with an unsecured credit facility and an asset securitization which we did not pursue.

Gain on Sale of Real Estate. In 2012, we recognized a gain on sale of a vacant data center facility of $0.9 million.

Net Income (Loss). A summary of the components of the increase in net income of $13.6 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 is as follows:

$ Change
(in millions)
Increase in revenues, net of property operating costs, real estate taxes and insurance	$21.9
Increase in general and administrative expense	(3.2)
Increase in depreciation and amortization	(12.4)
Decrease in transaction costs	0.8
Decrease in restructuring charges	3.3
Decrease in interest expense net of interest income	6.4
Increase in other expense	(2.3)
Decrease in gain on sale of real estate	(0.9)

Increase in net income	$13.6

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Changes in revenues and expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011 are summarized below:

	Year Ended December 31,
	2012	2011	$ Change	% Change
	($ in thousands)
Revenues:
Rental	$120,758	$104,051	$16,707	16%
Recoveries from customers	9,294	12,154	(2,860)	-24%
Cloud and managed services	14,497	12,173	2,324	19%
Other	1,210	2,018	(808)	-40%

Total revenues	145,759	130,396	15,363	12%

Operating expenses:
Property operating costs	51,506	57,900	(6,394)	-11%
Real estate taxes and insurance	3,632	2,621	1,011	39%
Depreciation and amortization	34,932	26,165	8,767	34%
General and administrative	35,986	28,470	7,516	26%
Transaction costs	897	—	897	*
Gain on legal settlement	—	(3,357)	3,357	*
Restructuring charge	3,291	—	3,291	*

Total operating expenses	130,244	111,799	18,445	16%

Operating income	15,515	18,597	(3,082)	-17%
Other income and expense:
Interest income	61	71	(10)	-14%
Interest expense	(25,140)	(19,713)	(5,427)	28%
Other (expense) income, net	(1,151)	136	(1,287)	-946%

Income (loss) before gain on sale of real estate	(10,715)	(909)	(9,806)	1079%
Gain on sale of real estate	948	—	948	*

Net income (loss)	$(9,767)	$(909)	$(8,858)	974%

*	not applicable for comparison

Revenues. Total revenues for the year ended December 31, 2012 were $145.8 million compared to $130.4 million for the year ended December 31, 2011. The increase of $15.4 million, or 12%, was primarily due to organic growth in our customer base. The increase of $19.0 million, or 16%, in combined rental and cloud and managed services revenues was primarily related to newly leased space as well as increases in rents from previously leased space, net of downgrades at renewal and rental churn, and included the $2.7 million negative impact from our reclaiming space in July 2012 from a customer in our Atlanta-Suwanee data center, as described above.

As of December 31, 2012, our data centers were 86% leased based on leasable raised floor of approximately 484,000 square feet, with an average annualized rent of $340 per leased raised floor square foot including cloud and managed services revenue, or $303 per leased raised floor square foot excluding cloud and managed services revenue. As of December 31, 2011, our data centers were 74% leased based on leasable raised floor of approximately 549,000 square feet, with an average annualized rent of $294 per leased raised floor square foot including cloud and managed services revenue, or $262 per leased raised floor square foot excluding cloud and managed services revenue. The decrease in leasable raised floor was due to the reclaiming of space from a customer in our Atlanta-Suwanee data center, as described above, and the consolidation of our former New York facility into our Jersey City facility, partially offset by the acquisition of our Sacramento data center in December 2012 and the addition of raised floor square footage from our redevelopment activities. The increase in average annualized rent per leased raised floor square foot as of December 31, 2012 compared to December 31, 2011 was primarily due to the reclaiming of 80,000 square feet in our Atlanta-Suwanee facility, which had been leased at a rental rate significantly below our average rental rate, as described above, the acquisition of our Sacramento data center facility, which included a large amount of C2 customers, and the ongoing lease-up of redeveloped space at our Atlanta-Metro and Richmond data centers at current market rates.

The decrease of $2.9 million in recoveries from customers was primarily due to lower utility costs at our Atlanta-Metro and Atlanta-Suwanee data centers, as discussed below. Other revenues declined by $1.7 million as the result of non-cash items, including the elimination of an exchange of services agreement and a reduction in intangible amortization revenues, partially offset by an increase in scrap metal sales of $0.9 million. Reduced other revenues from the elimination of an exchange of services agreement was offset by a corresponding reduction in property operating costs, as discussed below.

Property Operating Costs. Property operating costs for the year ended December 31, 2012 were $51.5 million compared to property operating costs of $57.9 million for the year ended December 31, 2011, a decrease of $6.4 million, or 11%. The breakdown of our property operating costs is summarized in the table below:

	Year Ended December 31,
	2012	2011	$ Change	% Change
	($ in thousands)
Property operating costs:
Direct payroll	$11,737	$11,279	$458	4%
Rent	5,561	6,209	(648)	-10%
Repairs and maintenance	2,826	2,855	(29)	-1%
Utilities	20,340	24,181	(3,841)	-16%
Management fee allocation	5,830	5,158	672	13%
Other	5,212	8,218	(3,006)	-37%

Total property operating costs	$51,506	$57,900	$(6,394)	-11%

The reduction in property operating costs was primarily attributable to lower utility rates and related costs at our Atlanta-Metro data center, plus the reclaiming of space from a customer in our Atlanta-Suwanee data center, as discussed above, which resulted in a reduction in utilities expense of $3.8 million. The remaining reduction in property operating costs of $2.6 million is related to the elimination of the costs related to an exchange of services agreement of $1.1 million, lower rent expense of $0.6 million (mostly related to the elimination of rent due to the consolidation of our New York data center operations into our Jersey City data center), lower bad debt expense of $0.5 million, a reduction in outside services costs of $0.2 million and various operating efficiencies which resulted in an additional reduction of $1.3 million. These reductions were partially offset by an increase in direct payroll of $0.5 million and an increase in management fee allocation of $0.7 million due to growth in revenues.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the year ended December 31, 2012 were $3.6 million compared to $2.6 million for the year ended December 31, 2011. The increase of $1.0 million, or 39%, was primarily attributable to a reassessment of taxes in Santa Clara for 2009, 2010 and 2011 totaling $0.4 million, which was expensed in 2012, and the expansion of our Atlanta-Metro, Richmond and Santa Clara data center facilities, which contributed $0.5 million of the increase in real estate taxes.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2012 was $34.9 million compared to $26.2 million for the year ended December 31, 2011. The increase of $8.8 million, or 34%, was primarily due to additional depreciation of $7.6 million associated with expansion of our Atlanta-

Metro, Richmond and Santa Clara data centers, and additional amortization expense related to a higher level of leasing commissions of $1.7 million. This was partially offset by lower amortization of acquired intangibles of $0.6 million.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2012 were $36.0 million compared to general and administrative expenses of $28.5 million for the year ended December 31, 2011, an increase of $7.5 million, or 26%. Approximately $10.6 million of the total general and administrative expenses for the twelve months ended December 31, 2012 resulted from sales and marketing expenses, compared to $8.9 million for the twelve months ended December 31, 2011. The increase in general and administrative expenses was partially offset by a $1.5 million reserve recorded for certain litigation matters in 2011. Excluding this reserve, the increase in general and administrative expenses for the year ended December 31, 2012 was $9.0 million. This increase was primarily attributable to an increase in personnel costs, primarily as a result of expanding our senior management team and our sales and marketing organization, in conjunction with the expansion of our data center facilities and formation of our enterprise, government and customer retention teams and development of our Cloud and Managed Services products. Total personnel costs increased $4.7 million for the comparative periods, which included approximately $0.6 million of severance charges in the year ended December 31, 2012. Total equity-based compensation expense was $0.4 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively. Additionally, consulting, legal and recruiting fees increased by $1.9 million, primarily related to various customer compliance initiatives, software license fees increased by $1.3 million and sales-related services necessary to enhance and expand our Cloud and Managed Services products increased by $0.9 million. Our general and administrative expenses represented 24.7% of total revenues for the year ended December 31, 2012 compared to 21.8% for the year ended December 31, 2011. During the year ended December 31, 2012, our general and administrative platform was enhanced to facilitate growth in future periods and expand our product offerings.

Gain on Legal Settlement. Prior to 2009, damages were caused by a former vendor during redevelopment of our Santa Clara facility. The vendor agreed to pay $4.5 million to settle these damages in 2011, $1.1 million of which was used to offset our legal fees with the remainder recognized as a gain on settlement.

Restructuring Charge. During the first quarter of 2012, we decided to consolidate our New York data center operations into our Jersey City data center. In connection with the consolidation of our New York data center operations, we recorded a one-time restructuring charge of $3.3 million, primarily associated with the termination of the lease of our former New York data center.

Transaction Costs. In 2012, we incurred $0.9 million in costs related to the examination of proposed acquisitions. Acquisition-related costs are expensed in the periods in which the costs are incurred and the services are received.

Interest Expense. Interest expense for the year ended December 31, 2012 was $25.1 million compared to $19.7 million for the year ended December 31, 2011. The increase of $5.4 million, or 28%, was due to an increased average debt balance of $87.0 million, which was partially offset by a reduction in the weighted average interest rate. In addition, 2011 interest expense decreased by $4.5 million due to the impact of ineffective interest rate swaps in which we recognized greater interest expense in years prior to 2011. The average debt balance (which includes member advances) for the year ended December 31, 2012 was $473.4 million, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 5.84%. This compared to an average debt balance of $386.4 million for the year ended December 31, 2011, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 7.01%. Interest expense was reduced by $0.3 million and $4.8 million, respectively, during the years ended December 31, 2012 and December 31, 2011, as a result of non-cash mark-to-market adjustments associated with the derivative liability reported on our balance sheet. Interest capitalized in connection with our redevelopment activities during the years ended December 31, 2012 and December 31, 2011 was $2.2 million and $2.6 million, respectively.

Other Expense/Income. Other expense for the year ended December 31, 2012 was $1.2 million compared to other income of $0.1 million for the year ended December 31, 2011. The increase in other expense of $1.3 million was primarily due to the write off of unamortized deferred financing costs associated with the early extinguishment of certain debt instruments.

Gain on Sale of Real Estate. In 2012, we recognized a gain on sale of a vacant data center facility of $0.9 million.

Net Loss. A summary of the components of the increase in net loss of $8.9 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is as follows:

$ Change
(in millions)
Increase in revenues, net of property operating costs, real estate taxes and insurance	$20.7
Increase in general and administrative expense	(7.5)
Increase in depreciation and amortization	(8.8)
Increase in transaction costs	(0.9)
Decrease in gain on settlements	(3.4)
Increase in restructuring charge	(3.3)
Increase in interest expense net of interest income	(5.4)
Increase in other expense	(1.3)
Increase in gain on sale of asset	0.9

Increase in net loss	$(8.9)

(1)	Includes $4.5 million due to the non-cash net impact of ineffective interest rate swaps, as discussed above.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Changes in revenues and expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010 are summarized below:

	Year Ended December 31,
	2011	2010	$ Change	% Change
	($ in thousands)
Revenues:
Rental	$104,051	$92,800	$11,251	12%
Recoveries from customers	12,154	12,506	(352)	-3%
Cloud and managed services	12,173	9,054	3,119	34%
Other	2,018	5,795	(3,777)	-65%

Total revenues	130,396	120,155	10,241	9%

Operating expenses:
Property operating costs	57,900	60,408	(2,508)	-4%
Real estate taxes and insurance	2,621	2,378	243	10%
Depreciation and amortization	26,165	19,086	7,079	37%
General and administrative	28,470	22,844	5,626	25%
Gain on legal settlement	(3,357)	—	(3,357)	*

Total operating expenses	111,799	104,716	7,083	7%

Operating income	18,597	15,439	3,158	20%
Other income and expense:
Interest income	71	233	(162)	-70%
Interest expense	(19,713)	(23,502)	3,789	-16%
Other (expense) income, net	136	22,214	(22,078)	-99%

Net income (loss)	$(909)	$14,384	$(15,293)	-106%

*	not applicable for comparison

Revenues. Total revenues for the year ended December 31, 2011 were $130.4 million compared to $120.2 million for the year ended December 31, 2010. The increase of $10.2 million, or 9%, was primarily due to organic growth in our customer base. The increase of $14.4 million, or 14%, in combined rental and cloud and managed services revenues was primarily due to newly leased space as well as increases in rents from previously leased space, net of downgrades at renewal and rental churn.

As of December 31, 2011, we were 74% leased based on leasable raised floor of approximately 549,000 square feet, with an average annualized rent of $294 per leased raised floor square foot including cloud and managed services revenue, or $262 per leased raised floor square foot excluding cloud and managed services revenue. We were 83% leased based on leasable raised floor of approximately 414,000 square feet as of December 31, 2010, with an average annualized rent of $319 per leased raised floor square foot including cloud and managed services revenue, or $290 per leased raised floor square foot excluding cloud and managed services revenue. The increase in leasable raised floor from December 31, 2010 to December 31, 2011 was primarily due to the addition of raised floor square footage from our redevelopment activities at our Atlanta-Metro, Richmond, Santa Clara and Atlanta-Suwanee data centers. The decrease in annualized rent per leased raised floor square foot from December 31, 2010 to December 31, 2011 resulted from an increased mix of C1 revenues due to the commencement of leases for certain C1 customers at our Atlanta-Metro, Richmond, Santa Clara and Atlanta-Suwanee data centers related to incremental data center space that we redeveloped at these facilities.

The decline of $0.4 million in recoveries from customers was primarily due to lower utility rates at our Atlanta-Metro and Atlanta-Suwanee data centers. The decline of $3.8 million in other revenue was primarily related to the expiration of intangible rental revenue amortization associated with the purchase price allocation of below-market leases.

Property Operating Costs. Property operating costs for the year ended December 31, 2011 were $57.9 million compared to $60.4 million for the year ended December 31, 2010, a decrease of $2.5 million, or 4%. The breakdown of our property operating costs is summarized in the table below:

	Year Ended December 31,
	2011	2010	$ Change	% Change
	($ in thousands)
Property operating costs:
Direct payroll	$11,279	$9,920	$1,359	14%
Rent	6,209	9,553	(3,344)	-35%
Repairs and maintenance	2,855	3,949	(1,094)	-28%
Utilities	24,181	23,598	583	2%
Management fee allocation	5,158	4,615	543	12%
Other	8,218	8,773	(555)	-6%

Total property operating costs	$57,900	$60,408	$(2,508)	-4%

The reduction in property operating costs was primarily attributable to lower rent-related costs of $3.3 million, primarily due to the acquisition of equipment that was previously being leased, and renegotiated reduced facility rent at our Jersey City data center. Lower repairs and maintenance costs of $1.1 million along with $1.0 million of operating efficiencies resulted in further reductions in our property operating costs. These reductions were offset by an increase in direct payroll of $1.4 million related to additional staffing to support the growth of our business, increased utilities expense of $0.6 million, increased management fee allocation of $0.5 million due to growth in revenues and increased communication services expenses of $0.6 million related to the increase in connectivity needs of our customers.

Real Estate Taxes and Insurance. Real estate taxes and insurance costs for the year ended December 31, 2011 were $2.6 million compared to $2.4 million for the year ended December 31, 2010. The increase of $0.2 million, or 10%, was primarily due to the reassessment of property taxes and the expansion of our Atlanta-Metro, Richmond and Santa Clara data centers.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2011 was $26.2 million compared to $19.1 million for the year ended December 31, 2010. The increase of $7.1 million, or 37%, was primarily a result of additional depreciation of $7.0 million related to the expansion of our Atlanta-Metro, Richmond and Santa Clara data centers and an increase in amortization of leasing commissions of $1.2 million, partially offset by $1.1 million of lower amortization of acquired intangibles.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2011 were $28.5 million compared to general and administrative expenses of $22.8 million for the year ended December 31, 2010, an increase of $5.6 million, or 25%. Approximately $8.9 million of the total general and administrative expenses for the twelve months ended December 31, 2011 resulted from sales and marketing expenses, compared to $7.3 million for the twelve months ended December 31, 2010. The increase in general and administrative expenses was primarily a result of increased costs related to maintaining the corporate portion of our Atlanta-Metro and Atlanta-Suwanee data centers of $1.7 million, increased personnel costs of $0.9 million as we expanded headcount to support our business growth, primarily in sales and product development, a $1.5 million reserve recorded for certain litigation matters taken in 2011 and higher sales-related travel costs of $0.7 million. Our general and administrative expenses represented 21.8% of total revenues for the year ended December 31, 2011 compared to 19.0% for the year ended December 31, 2010.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the year ended December 31, 2011 was $19.7 million compared to $23.5 million for the year ended December 31, 2010. The decrease of $3.8 million, or 16%, was due to lower interest rates on floating rate debt and mark-to-market adjustments associated with certain swap agreements, as discussed below, partially offset by a higher average debt balance and reduced capitalized interest. The average debt balance (which includes member advances) was $386.4 million for the year ended December 31, 2011, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 7.01%. This compared to an average debt balance of $346.0 million for the year ended December 31, 2010, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 8.75%. Interest expense was reduced by $4.8 million and $2.8 million, respectively, during the years ended December 31, 2011 and December 31, 2010 as a result of non-cash mark-to-market adjustments associated with the derivative liability reported on our balance sheet associated with certain swap agreements. Interest capitalized in connection with our redevelopment activities during the years ended December 31, 2011 and 2010 was $2.6 million and $4.0 million, respectively.

Other Expense/Income. Other income for the year ended December 31, 2011 was $0.1 million compared to other income of $22.2 million for the year ended December 31, 2010. The decrease in other income of $22.1 million was primarily due to a one-time gain on extinguishment of mortgage debt of $22.2 million in 2010.

Net Income/Loss. A summary of the components of the decrease in net income of $15.3 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 is as follows:

$ Change
(in millions)
Increase in revenues, net of property operating costs, real estate taxes and insurance	$12.5
Increase in general and administrative expense	(5.6)
Increase in depreciation and amortization	(7.1)
Increase in gain on settlements	3.4
Decrease in interest expense net of interest income	3.6
Decrease in other income	(22.1)

Decrease in net loss	$(15.3)

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

A reconciliation of net income (loss) to FFO and Operating FFO is presented below:

	Year Ended December 31,
	2013	2012	2011
	(unaudited $ in thousands)
FFO
Net income (loss)	$3,850	$(9,767)	$(909)
Real estate depreciation and amortization	42,114	30,968	23,956
Gain on sale of real estate	—	(948)	—

FFO	45,964	20,253	23,047

Operating FFO
Restructuring charge	—	3,291	—
Write off of unamortized deferred financing costs	3,430	1,434	—
Gain on legal settlement	—	—	(3,357)
Transaction costs	118	897	—
Intangible revenue	—	—	(960)
Unrealized gain on derivatives	—	(307)	(4,830)

Operating FFO	$49,512	$25,568	$13,900

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

A reconciliation of total revenues to recognized MRR in the period and MRR at period end is presented below:

	Year Ended December 31,
	2013	2012	2011
	(unaudited $ in thousands)
Recognized MRR
Total period revenues (GAAP basis)	$177,887	$145,759	$130,396
Less: Total period recoveries	(13,098)	(9,294)	(12,154)
Total period deferred setup fees	(4,678)	(4,317)	(2,997)
Total period other	(4,532)	(3,615)	(6,303)

Recognized MRR (in the period)	155,579	128,533	108,942
MRR
Total period revenues (GAAP basis)	$177,887	$145,759	$130,396
Less: Total revenues excluding last month	(161,670)	(132,338)	(119,156)

Total revenues for last month of period	16,217	13,421	11,240
Less: Last month recoveries	(1,240)	(879)	(897)
Last month deferred set-up fees	(370)	(441)	(278)
Last month other plus adjustments for period end	(469)	(244)	(167)

MRR (at period end)*	$14,138	$11,857	$9,898

*	Does not include our booked-not-billed MRR balance, which was $2.3 million, $1.1 million, and $1.2 million as of December 31, 2013, 2012, and 2011, respectively.

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

A reconciliation of net income (loss) to NOI is presented below:

	Year Ended December 31,
	2013	2012	2011
	(unaudited $ in thousands)
Net Operating Income (NOI)
Net income (loss)	$3,850	$(9,767)	$(909)
Interest expense	18,724	25,140	19,713
Interest income	(18)	(61)	(71)
Depreciation and amortization	47,358	34,932	26,165
Write off of unamortized deferred financing costs	3,430	1,434	—
Transaction costs	118	897	—
Gain on legal settlement	—	—	(3,357)
Gain on sale of real estate	—	(948)	—
Restructuring charge	—	3,291	—
General and administrative expenses	39,183	35,986	28,470

NOI	$112,645	$90,904	$70,011

Breakdown of NOI by Facility:
Atlanta-Metro data center	$52,393	$42,787	$29,712
Atlanta-Suwanee data center	29,155	30,471	32,258
Santa Clara data center	10,939	11,183	9,672
Richmond data center	10,318	6,094	267
Sacramento data center	7,699	240	—
Other data centers	2,141	129	(1,898)

NOI	$112,645	$90,904	$70,011

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

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is presented below:

	Year Ended December 31,
	2013	2012	2011
	(unaudited $ in thousands)
EBITDA
Net income (loss)	$3,850	$(9,767)	$(909)
Interest expense	18,724	25,140	19,713
Interest income	(18)	(61)	(71)
Depreciation and amortization	47,358	34,932	26,165

EBITDA	69,914	50,244	44,898

Adjusted EBITDA
Write off of unamortized deferred financing costs	3,430	1,434	—
Transaction costs	118	897	—
Equity-based compensation expense	1,960	412	765
Gain on legal settlement	—	—	(3,357)
Gain on sale of real estate	—	(948)	—
Restructuring charge	—	3,291	—

Adjusted EBITDA	$75,422	$55,330	$42,306

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

We expect that we will incur between $150 million and $200 million in capital expenditures through December 31, 2014 in connection with the redevelopment of our data center facilities. We expect to spend between $130 million and $170 million of capital expenditures on redevelopment, and the remainder on recurring capital expenditures and capitalized overhead costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. We expect to fund these costs using operating cash flows and draws on our credit facilities which were partially paid down with the net proceeds of the initial public offering. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of such expenditures may vary. We continue to evaluate acquisition opportunities, but none are considered probable at this time and therefore the related expenditures are not currently included in these future estimates.

We expect to meet our short-term liquidity needs through operating cash flow, cash and cash equivalents and borrowings under our credit facilities.

Our cash paid for capital expenditures for the years ended December 31, 2013, 2012, and 2011 are summarized in the table below (in thousands):

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Redevelopment	$114,598	$109,511	$97,118
Personal property	7,706	4,694	1,154
Maintenance capital expenditures	2,538	1,725	997
Capitalized interest, commissions and other overhead costs	22,822	17,296	19,477

Total capital expenditures	$147,664	$133,226	$118,746

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

Cash

As of December 31, 2013, we had $5.2 million of unrestricted cash and cash equivalents.

In August 2013, our predecessor made a distribution to its partners in an aggregate amount of approximately $7.6 million.

On November 20, 2013, our Board of Directors authorized payment of our first, and prorated, quarterly cash dividend of $0.24 per common share to stockholders of record as of the close of business on December 20, 2013. On January 7, 2014, we paid our first dividend to our stockholders in the amount of $7.0 million. In addition, on January 7, 2014, we made a distribution to the holders of Class A units of limited partnership of our operating partnership in an aggregate amount of approximately $2.0 million in connection with the quarterly dividend on our common stock.

Indebtedness

As of December 31, 2013, we had approximately $347.9 million of indebtedness, including capital lease obligations.

Unsecured Credit Facility. In May 2013, we entered into a $575 million unsecured credit facility comprised of a five-year $225 million term loan and a four-year $350 million revolving credit facility with a one year extension, subject to satisfaction of certain conditions. This credit facility replaced the $440 million secured credit facility previously in place and was also used to repay outstanding balances under a loan secured by our

Miami data center, a loan secured by our Santa Clara data center, seller financing obtained to acquire the Lenexa and Dallas facilities, a loan for the purchase of land near the Atlanta-Suwanee facility and a loan from Chad L. Williams and entities controlled by Mr. Williams, and for redevelopment purposes. The total credit facility may be increased to $675 million subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments, either through an increase to the term loan or revolving credit facility, or a combination of both. Amounts outstanding under the unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will range, depending upon our leverage ratio, from 2.10% to 2.85% for LIBOR loans or 1.10% to 1.85% for base rate loans. As of December 31, 2013, the interest rate for amounts outstanding under our credit facility was 2.53%. The unsecured credit facility includes certain financial covenants, including a leverage ratio of total indebtedness to gross asset value not in excess of 55%. The interest rate applied to the outstanding balance of the unsecured credit facility decreases incrementally for every 5% below the maximum leverage ratio. The availability under the revolving credit facility is the lesser of (i) $350 million, (ii) 55% of unencumbered asset pool capitalized value, (iii) the amount resulting in an unencumbered asset pool debt service ratio of 1.75 to 1.00, as defined, or (iv) the amount resulting in an unencumbered asset pool debt yield of 15%, less, in the case of (ii), (iii) and (iv), unsecured debt as defined in the revolving credit facility. The availability of funds under our unsecured credit facility depends on compliance with our covenants. As of December 31, 2013, we had outstanding $256.5 million of indebtedness out of a total of $575 million of available capacity under our revolving credit facility.

In February 2014, the Company expanded the capacity of its unsecured credit facility by $50 million, increasing the total unsecured revolving credit facility capacity to $400 million.

Richmond Secured Credit Facility. In December 2012, we entered into a $100 million credit facility secured by our Richmond data center. This credit facility had a borrowing capacity of $73 million at December 31, 2013 and includes a $25 million accordion feature that allows us to increase the capacity up to $125 million subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments. This credit facility has a stated maturity date of December 18, 2015 with our option to extend, subject to satisfaction of certain conditions, for one additional year. This facility carries variable interest at rates ranging from LIBOR plus 4.0% to LIBOR plus 4.5% (for which the rate as of December 31, 2013 was LIBOR plus 4.00%, or 4.16% per annum), based on our overall leverage ratio as defined in the credit facility. This credit facility includes certain financial covenants, including a leverage ratio of total indebtedness to gross asset value not in excess of 55%. The interest rate applied to the outstanding balance of the credit facility decreases incrementally for every 5% below the maximum leverage ratio. As of December 31, 2013, the interest rate for amounts outstanding under the Richmond secured credit facility was 4.16%. The availability under this credit facility is the lower of (i) 55% of mortgaged property appraised value, (ii) the amount resulting in a borrowing base debt service ratio of 1.6 to 1.0 or (iii) the amount resulting in a borrower’s debt yield of 14.5%, in each case as defined in the credit facility. The availability of funds under our Richmond credit facility depends on compliance with our covenants. The proceeds from our Richmond credit facility may be used solely to finance the development of the Richmond property into a data center and to repay indebtedness under our unsecured credit facility described above. As of December 31, 2013, we had outstanding $70 million of indebtedness out of a total of $100 million of available capacity under our Richmond credit facility.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013, including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (in thousands):

Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Operating Leases	$5,464	$5,470	$5,545	$5,618	$5,618	$67,547	$95,262
Capital Leases	837	900	486	158	157	—	2,538
Future principal payments of Indebtedness (1)	2,239	72,397	2,567	34,248	227,943	5,945	345,339

Total (2)	$8,540	$78,767	$8,598	$40,024	$233,718	$73,492	$443,139

(1)	Does not include letter of credit of $3.0 million outstanding as of December 31, 2013 under our unsecured credit facility.
(2)	Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facilities, mortgages, capital leases and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of December 31, 2013 (in thousands):

2014	2015	2016	2017	2018	Thereafter	Total
$11,329	$10,584	$7,541	$4,450	$1,282	$382	$35,568

Off-Balance Sheet Arrangements

We utilize derivatives to manage our interest rate exposure. Our interest rate swaps are designated as a cash flow hedge of future interest payments. During February 2012, we entered into two interest rate swaps with an aggregate notional amount of $150 million which qualified for hedge accounting treatment. We perform assessments of hedging effectiveness, and any ineffectiveness is recorded in interest expense. There was no ineffectiveness for the periods ended December 31, 2013 or 2012.

Cash Flows

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Cash Flow Data
Cash flow provided by (used for):
Operating activities	$60,146	$35,098	$24,374
Investing activities	(168,838)	(194,927)	(118,746)
Financing activities	105,670	160,719	94,669

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Cash flow provided by operating activities was $60.1 million for the year ended December 31, 2013, compared to $35.1 million for the year ended December 31, 2012. The increased cash flow provided by operating activities of $25.0 million was primarily due to an increase in cash operating income of $28.9 million, partially offset by a decrease in cash flow associated with net changes in working capital of $3.9 million primarily relating to changes in accounts payable, accrued liabilities, accrued interest on member advances, restricted cash and rent and other receivables.

Cash flow used for investing activities decreased by $26.1 million to $168.8 million for the year ended December 31, 2013, compared to $194.9 million for the year ended December 31, 2012. The decrease was primarily due to lower net cash outflow for the acquisitions of $42.1 million, partially offset by an increase in cash paid for capital expenditures primarily related to redevelopment of our Atlanta-Metro and Richmond data centers of $14.4 million. These expenditures include capitalized soft costs such as interest, payroll and other costs to redevelop properties, which were, in the aggregate, $12.6 million and $8.9 million for the year ended December 31, 2013 and 2012, respectively. In 2012, we received $1.5 million of proceeds from the sale of our Topeka, Kansas facility.

Cash flow provided by financing activities was $105.7 million for the year ended December 31, 2013, compared to $160.7 million for the year ended December 31, 2012. The decrease was primarily due to a $91.9 million of equity financing provided by General Atlantic LLC in 2012, partially offset by an increase of $37.6 in net borrowings under our former and new credit facilities in 2013 in order to acquire and redevelop our data centers. In addition, the cash flow provided by financing activities for the year ended December 31, 2012 was reduced by a payment for the settlement of a swap liability of $4.1 million. During the year ended December 31, 2013, our predecessor made a distribution to its members in an aggregate amount of $7.6 million. In addition, during the year ended December 31, 2013, we received approximately $279 million of equity issuance proceeds net of certain legal, accounting and related costs in connection with our IPO, which were used to pay down our unsecured credit facility.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Cash flow provided by operating activities was $35.1 million for the year ended December 31, 2012, compared to $24.4 million for the year ended December 31, 2011. The increased cash flow provided by operating activities of $10.7 million was primarily due to an increase in cash operating income of $4.9 million and an increase in cash flow associated with net changes in working capital of $5.9 million.

Cash flow used for investing activities increased by $76.2 million to $194.9 million for the year ended December 31, 2012, compared to $118.7 million for the year ended December 31, 2011. The increase was primarily due to higher cash outflow for the acquisition of our Sacramento facility of $63.3 million and an increase in cash paid for capital expenditures primarily related to redevelopment of our Atlanta-Metro and Richmond data centers of $14.5 million. These increases were partially offset by proceeds from the sale of our former Topeka, Kansas facility of $1.5 million. These expenditures include capitalized soft costs such as interest, payroll and other internal costs to redevelop properties, which were, in the aggregate, $8.9 million and $8.7 million for the years ended December 31, 2012 and 2011, respectively.

Cash flow provided by financing activities was $160.7 million for the year ended December 31, 2012, compared to $94.7 million for the year ended December 31, 2011. The increase was primarily a function of $91.9 million of equity financing primarily provided by General Atlantic, $126.0 million of increased proceeds from our previous secured revolving credit facility in 2012 compared to 2011 and $70.0 million of proceeds drawn from a credit facility secured by our Richmond data center, offset by $216.6 million of debt repayments in 2012. The proceeds from these financings, net of debt repayment, were utilized to acquire and redevelop our facilities.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our predecessor’s historical financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 of our audited financial statements included elsewhere in this Form 10-K. We describe below accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this prospectus.

Real Estate Assets. Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful life are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are generally expensed as incurred.

Capitalization of Costs. We capitalize certain redevelopment costs, including internal costs, incurred in connection with redevelopment. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect costs) begins when redevelopment efforts commence and ends when the asset is ready for its intended use.

Intangible Assets and Liabilities. Intangible assets and liabilities include acquired above-market leases, below-market leases, in-place leases and customer relationships. Acquired above-market leases are amortized on a straight-line basis as a decrease to rental revenue over the remaining term of the underlying leases. Acquired below-market leases are amortized on a straight-line basis as an increase to rental revenue over the remaining term of the underlying leases, including fixed option renewal periods, if any. Acquired in-place lease costs are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Acquired customer relationships are amortized as amortization expense on a straight-line basis over the expected life of the customer relationship. Should a customer terminate its lease, the unamortized portions of the acquired above-market and below-market leases, acquired in-place lease costs and acquired customer relationships associated with that customer are written off to amortization expense or rental revenue, as indicated above.

Impairment of Long-Lived and Intangible Assets. Whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, we assess whether there has been impairment in the value of long-lived assets used in operations or in development and intangible assets. Recoverability of assets to be held and used is generally measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value.

Deferred Costs. Deferred costs, net on our balance sheet includes both financing costs and leasing costs. Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Deferred leasing costs consist of external fees and internal costs incurred in the successful negotiations of leases and are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense.

Deferred Income. Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. We record this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis.

Rental Revenue. We, as a lessor, have retained substantially all the risks and benefits of ownership and account for our leases as operating leases. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. Rental revenue also includes amortization of set-up fees which are amortized over the term of the respective lease, as discussed above.

Recoveries from Customers. Certain customer leases contain provisions under which the customers reimburse us for a portion of the property’s real estate taxes, insurance and other operating expenses, which include certain power and cooling-related charges. The reimbursements are included in revenue as recoveries from customers in the statements of operations and comprehensive income in the period in which the applicable expenditures are incurred. Certain customer leases are structured to provide a fixed monthly billing amount that includes an estimate of various operating expenses, with all revenue from such leases included in rental revenue.

Cloud and Managed Services Revenue. We may provide both our Cloud product and access to our Managed Services to our customers on an individual or combined basis. Service fee revenue is recognized as the revenue is earned, which generally coincides with the services being provided.

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

Distribution Policy

To satisfy the requirements to qualify as a REIT, and to avoid paying tax on our income, we intend to continue to make regular quarterly distributions of all, or substantially all, of our REIT taxable income (excluding net capital gains) to our stockholders.

All distributions will be made at the discretion of our board of directors and will depend on our historical and projected results of operations, liquidity and financial condition, our REIT qualification, our debt service requirements, operating expenses and capital expenditures, prohibitions and other restrictions under financing arrangements and applicable law and other factors as our board of directors may deem relevant from time to time. We anticipate that our estimated cash available for distribution will exceed the annual distribution requirements applicable to REITs and the amount necessary to avoid the payment of tax on undistributed income. However, under some circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet these distribution requirements and we may need to borrow funds to make certain distributions. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

Our operating partnership also includes certain partners that are subject to a taxable income allocation, however, not entitled to receive recurring distributions. The partnership agreement does stipulate however, to the extent that taxable income is allocated to these partners that the partnership will make a distribution to these partners equal to the lesser of the actual per unit distributions made to Class A partners or an estimated amount to cover federal, state and local taxes on the allocated taxable income. No distributions were made to these partners in 2013.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

As of December 31, 2013, we had outstanding $326.5 million of consolidated indebtedness that bore interest at variable rates, of which $150 million was hedged utilizing interest rate swaps that have a fixed LIBOR rate of 0.5825% and expire in September 2014. An interest rate cap of an additional $50 million was in place as of December 31, 2013 with a capped LIBOR rate of 3% through December 18, 2015.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. LIBOR rates are not currently within 1% of our interest rate caps, therefore a 1% increase in interest rates would increase the interest expense on the $126.5 million of variable indebtedness outstanding as of December 31, 2013 that is not hedged by approximately $1.3 million annually. Conversely, a decrease in the LIBOR rate to 0% would decrease the interest expense on this $126.5 million of variable indebtedness outstanding by approximately $0.3 million annually based on the one month LIBOR rate of approximately 0.2% as of December 31, 2013.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to the Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended December 31, 2013, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for new public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors is incorporated herein by reference from the section entitled “Proposal One: Election of Directors—Nominees for Election as Directors” in the Company’s definitive Proxy Statement (“2014 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company’s Annual Meeting of Stockholders to be held on May 6, 2014. The 2014 Proxy Statement will be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2013.

The information regarding executive officers is incorporated herein by reference from the section entitled “Executive Officers” in the Company’s 2014 Proxy Statement.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2014 Proxy Statement.

The information regarding the Company’s code of business conduct and ethics is incorporated herein by reference from the sections entitled “Corporate Governance and Board Matters—Code of Business Conduct and Ethics” in the Company’s 2014 Proxy Statement.

The information regarding the Company’s audit committee, its members and the audit committee financial experts is incorporated by reference herein from the second paragraph in the section entitled “Corporate Governance and Board Matters—Committees of the Board—Audit Committee” in the Company’s 2014 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information included under the following captions in the Company’s 2014 Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers,” “Corporate Governance and Board Matters—Compensation of Directors” and “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Executive Officers—Equity Compensation Plan Information” in the Company’s 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons and director independence is incorporated herein by reference from the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Matters—Corporate Governance Profile” in the Company’s 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal auditor fees and services and the audit committee’s pre-approval policies are incorporated herein by reference from the sections entitled “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in the Company’s 2014 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a list of documents filed as a part of this report:

(1)	Financial Statements

Included herein at pages F-1 through F-24.

(2)	Financial Statement Schedules

The following financial statement schedule is included herein at pages F-25 through F-26:

Schedule III—Real Estate Investments

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions, are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

(3)	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 98 through 102 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: March 7, 2014	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: March 7, 2014	/s/ William Schafer
William Schafer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Number	Exhibit Description

2.1	Merger Agreement dated September 19, 2013 by and among QTS Realty Trust, Inc., General Atlantic REIT, Inc. and GA QTS Interholdco, LLC (Filed as Exhibit 2.1 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

3.1	Articles of Amendment and Restatement of QTS Realty Trust, Inc. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

3.2	Amended and Restated Bylaws of QTS Realty Trust, Inc. (Filed as Exhibit 3.2 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

4.1	Form of Specimen Class A Common Stock Certificate (Filed as Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.1	Fifth Amended and Restated Agreement of Limited Partnership of QualityTech, LP dated October 15, 2013 (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

10.2	Contribution Agreement dated as of September 19, 2013 by and between QualityTech, LP and Chad L. Williams (Filed as Exhibit 10.2 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.3	Class B Stock Purchase Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Quality Technology Group, LLC (Filed as Exhibit 10.3 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.4	Employment Agreement dated as of August 15, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and Chad L. Williams† (Filed as Exhibit 10.4 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.5	Amended and Restated Employment Agreement dated as of August 14, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and William H. Schafer† (Filed as Exhibit 10.5 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.6	Employment Agreement dated as of June 15, 2012 by and among QualityTech GP, LLC, QualityTech, LP and James H. Reinhart† (Filed as Exhibit 10.6 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.7	Amendment No. 1 to Employment Agreement dated as of August 14, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and James H. Reinhart† (Filed as Exhibit 10.7 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.8	Employment Agreement dated as of June 29, 2012 by and among QualityTech GP, LLC, QualityTech, LP and Daniel T. Bennewitz† (Filed as Exhibit 10.8 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.9	Amendment No. 1 to Employment Agreement dated as of August 14, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and Daniel T. Bennewitz† (Filed as Exhibit 10.9 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.10	Employment Agreement dated as of August 1, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and Jeffrey H. Berson† (Filed as Exhibit 10.10 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

Exhibit Number	Exhibit Description

10.11	Amendment No. 1 to Employment Agreement dated as of August 14, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and Jeffrey H. Berson† (Filed as Exhibit 10.11 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.12	Employment Agreement dated as of August 14, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and Shirley E. Goza† (Filed as Exhibit 10.12 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.13	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Chad L. Williams† (Filed as Exhibit 10.13 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.14	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and William H. Schafer† (Filed as Exhibit 10.14 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.15	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and James H. Reinhart† (Filed as Exhibit 10.15 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.16	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Daniel T. Bennewitz† (Filed as Exhibit 10.16 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.17	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Jeffrey H. Berson† (Filed as Exhibit 10.17 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.18	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Shirley E. Goza† (Filed as Exhibit 10.18 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.19	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and John W. Barter† (Filed as Exhibit 10.19 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.20	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and William O. Grabe† (Filed as Exhibit 10.20 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.21	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Catherine R. Kinney† (Filed as Exhibit 10.21 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.22	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Peter A. Marino† (Filed as Exhibit 10.22 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.23	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Scott D. Miller† (Filed as Exhibit 10.23 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.22	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Philip P. Trahanas† (Filed as Exhibit 10.24 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

Exhibit Number	Exhibit Description

10.23	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Stephen E. Westhead† (Filed as Exhibit 10.25 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.24	Non-Competition Agreement dated as of June 29, 2012 by and among Quality Technology Services, LLC and James H. Reinhart† (Filed as Exhibit 10.14 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.25	Non-Competition Agreement dated as of June 29, 2012 by and among Quality Technology Services, LLC and Daniel T. Bennewitz† (Filed as Exhibit 10.15 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.26	Registration Rights Agreement dated October 15, 2013 by and among QTS Realty Trust, Inc. and the parties listed on Schedule I thereto (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

10.27	Amended and Restated Registration Rights Agreement dated October 15, 2013 by and among QTS Realty Trust, Inc., QualityTech GP, LLC and GA QTS Interholdco, LLC (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

10.28	Amended and Restated Registration Rights Agreement dated October 15, 2013 by and among QTS Realty Trust, Inc., QualityTech GP, LLC, Chad L. Williams and certain entities owned or controlled by Chad L. Williams (Filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

10.29	Tax Protection Agreement dated as of October 15, 2013 by and among QTS Realty Trust, Inc., QualityTech, LP and the signatories party thereto (Filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

10.30	QualityTech, LP 2010 Equity Incentive Plan† (Filed as Exhibit 10.20 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.31	Amendment No. 1 to Qualitytech, LP 2010 Equity Incentive Plan† (Filed as Exhibit 10.21 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.32	Form of Class O Unit Award Agreement (Time-Based Vesting) under QualityTech, LP 2010 Equity Incentive Plan† (Filed as Exhibit 10.22 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.33	Form of Class O Unit Award Agreement (Performance-Based Vesting) under QualityTech, LP 2010 Equity Incentive Plan† (Filed as Exhibit 10.23 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.34	Form of Class O Unit Award Agreement under QualityTech, LP 2010 Equity Incentive Plan† (Filed as Exhibit 10.24 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.35	Form of Class RS Unit Award Agreement (Time-Based Vesting) under QualityTech, LP 2010 Equity Incentive Plan† (Filed as Exhibit 10.25 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.36	Form of Class RS Unit Award Agreement (Performance-Based Vesting) under QualityTech, LP 2010 Equity Incentive Plan† (Filed as Exhibit 10.26 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.37	QTS Realty Trust, Inc. 2013 Equity Incentive Plan† (Filed as Exhibit 10.39 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

Exhibit Number	Exhibit Description

10.38	Form of Restricted Shares Agreement under QTS Realty Trust, Inc. 2013 Equity Incentive Plan† (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 6, 2013)

10.39	Form of Non-Qualified Option Agreement under QTS Realty Trust, Inc. 2013 Equity Incentive Plan† (Filed as Exhibit 10.29 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.40	Second Amended and Restated Credit Agreement dated May 1, 2013 by and among QualityTech, LP, as borrower, the Lenders party thereto, KeyBank National Association, as agent, Regions Bank, as syndication agent, and KeyBanc Capital Markets, as sole lead arranger and sole book manager (Filed as Exhibit 10.30 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.41	First Amendment to Second Amended and Restated Credit Agreement dated as of September 25, 2013 by and among Quality Tech, LP, as borrower, the guarantors party thereto, KeyBank National Association, the Lenders party thereto and KeyBank National Association (Filed as Exhibit 10.43 to the Registration Statement on Form S-11/A filed with the SEC on October 1, 2013)

10.42	Limited Joinder Agreement dated as of October 15, 2013 by and between QTS Realty Trust, Inc. and KeyBank National Association (Filed as Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

10.43	Unconditional Guaranty of Payment and Performance dated October 15, 2013 by QTS Realty Trust, Inc. (to KeyBank National Association) (Filed as Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

10.44	Credit Agreement dated December 21, 2012 by and among Quality Investment Properties Richmond, LLC, as a borrower, Quality Technology Services Richmond II, LLC, as a Guarantor, QualityTech, LP, as a guarantor, the Lenders party thereto, Regions Bank, as administrative agent, Bank of America, N.A., as syndication agent, and Regions Capital Markets and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint book managers (Filed as Exhibit 10.31 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.45	First Amendment to Credit Agreement, dated May 1, 2013, by and among Quality Investment Properties Richmond, LLC, Quality Technology Services Richmond II, LLC, QualityTech, LP, the Lenders party thereto, and Regions Bank, as administrative agent (Filed as Exhibit 10.32 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.46	Second Amendment to Credit Agreement, dated as of September 25, 2013, by and among Quality Investment Properties Richmond, LLC, Quality Technology Services Richmond II, LLC, QualityTech, LP, the Lenders party thereto, and Regions Bank, as administrative agent (Filed as Exhibit 10.46 to the Registration Statement on Form S-11/A filed with the SEC on October 1, 2013)

10.47	Limited Joinder Agreement dated as of October 15, 2013 by and between QTS Realty Trust, Inc. and Regions Bank (Filed as Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

10.48	Unconditional Guaranty of Payment and Performance dated October 15, 2013 by QTS Realty Trust, Inc. (to Regions Bank) (Filed as Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

10.49	Ground Lease, dated October 2, 1997, by and between Mission-West Valley Land Corporation, as landlord, and Nexus Properties, Inc., Kinetic Systems, Inc., Digital Square, Inc., R. Darrell Gary, Michael J. Reidy and Michael J. Reidy as trustee of the Ronald Bonaguidi irrevocable trust, together as tenants (Filed as Exhibit 10.33 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

Exhibit Number	Exhibit Description

10.50	First Amendment to Ground Lease, dated April 29, 1998, by and between Mission-West Valley Land Corporation, as landlord, and Nexus Properties, Inc., Kinetic Systems, Inc., R. Darrell Gary, Michael J. Reidy and Michael J. Reidy as trustee of the Ronald Bonaguidi irrevocable trust, together as tenants (Filed as Exhibit 10.34 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.51	Second Amendment to Ground Lease, dated September 24, 2009, by and between Mission-West Valley Land Corporation, as landlord, and Quality Investment Properties Santa Clara, LLC, Chad L. Williams (Filed as Exhibit 10.35 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.52	Third Amendment to Ground Lease, dated November 17, 2011, by and between Mission-West Valley Land Corporation, as landlord, and Quality Investment Properties Santa Clara, LLC, Chad L. Williams (Filed as Exhibit 10.36 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.53	Lease Agreement, dated January 1, 2009, by and between Quality Investment Properties-Williams Center, L.L.C. and Quality Technology Services Lenexa, LLC (Filed as Exhibit 10.38 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.54	First Amendment to Lease, dated March 1, 2013, by and between Quality Investment Properties-Williams Center, L.L.C. and Quality Technology Services Lenexa, LLC (Filed as Exhibit 10.39 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

21.1	List of Subsidiaries of QTS Realty Trust, Inc.

23.1	Consent of Ernst & Young, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from QTS Realty Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheet of QTS Realty Trust, Inc., (ii) notes to the financial statement of QTS Realty Trust, Inc., (iii) consolidated statements of operations and comprehensive income (loss) of QTS Realty Trust, Inc, (iv) consolidated statement of changes in partners’ (deficit) capital of QTS Realty Trust, Inc, (v) consolidated statements of cash flows of QTS Realty Trust, Inc, and (vi) the notes to the consolidated financial statements of QTS Realty Trust, Inc.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections
†	Denotes a management contract or compensatory plan, contract or arrangement.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of QTS Realty Trust, Inc.

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from October  15, 2013 through December 31, 2013, and the period from January 1, 2013 through October 14, 2013, and the years ended December 31, 2012 and 2011

F-4

Consolidated Statements of Equity for the period from October 15, 2013 through December  31, 2013, and the period from January 1, 2013 through October 14, 2013, and the years ended December 31, 2012 and 2011

F-5

Consolidated Statements of Cash Flows for the period from October 15, 2013 through December  31, 2013, and the period from January 1, 2013 through October 15, 2013, and the years ended December 31, 2012 and 2011

F-6

Notes to Consolidated Financial Statements	F-7

Supplemental Schedule—Schedule III—Real Estate and Accumulated Depreciation	F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of QTS Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of QTS Realty Trust, Inc. and subsidiaries as of December 31, 2013 and QualityTech, LP (as predecessor) as of December 31, 2012 and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the period from May 17, 2013 to December 31, 2013 of QTS Realty Trust, Inc. and subsidiaries and the related consolidated statements of comprehensive loss, partners’ capital, and cash flows for the period from January 1, 2013 to October 14, 2013 and for the years ended December 31, 2012 and 2011 of Quality Tech, LP (as predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of QTS Realty Trust, Inc. and subsidiaries as of December 31, 2013 and QualityTech, LP and subsidiaries as of December 31, 2012 and the consolidated results of operations and their cash flows for the period from May 17, 2013 through December 31, 2013 of QTS Realty Trust, Inc. and the consolidated results of operations and cash flows for the period from January 1, 2013 through October 14, 2013 and each of the two years in the period ended December 31, 2012 of QualityTech, LP (as predecessor), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ Ernst and Young, LLP

Kansas City, MO

March 7, 2014

QTS REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands except share data)

	December 31, 2013	December 31, 2012
ASSETS
Real Estate Assets
Land	$30,601	$24,713
Buildings and improvements	728,230	622,506
Less: Accumulated depreciation	(137,725)	(102,900)

	621,106	544,319
Construction in progress	146,904	87,609

Real Estate Assets, net	768,010	631,928

Cash and cash equivalents	5,210	8,232
Restricted cash	—	146
Rents and other receivables, net	14,434	11,943
Acquired intangibles, net	5,396	9,145
Deferred costs, net	19,150	15,062
Prepaid expenses	1,797	1,011
Other assets, net	17,359	7,976

TOTAL ASSETS	$831,356	$685,443

LIABILITIES
Mortgage notes payable	$88,839	$171,291
Secured credit facility	—	316,500
Unsecured credit facility	256,500	—
Capital lease obligations	2,538	2,491
Accounts payable and accrued liabilities	63,204	36,001
Dividends payable	8,965	—
Advance rents, security deposits and other liabilities	3,261	3,011
Deferred income	7,892	6,745
Derivative liability	453	767
Member advances and notes payable	—	26,958

TOTAL LIABILITIES	431,652	563,764
EQUITY
Common stock, $0.01 par value, 450,133,000 shares authorized, 28,972,774 shares issued and outstanding	289	—
Partners capital	—	121,679
Additional paid-in capital	318,834	—
Accumulated other comprehensive income (loss)	(357)	—
Accumulated deficit	(3,799)	—

Total stockholders’ equity	314,967	121,679
Noncontrolling interests	84,737	—

TOTAL EQUITY	399,704	121,679

TOTAL LIABILITIES AND EQUITY	$831,356	$685,443

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share data)

	The Company	Historical Predecessor
	For the period October 15, 2013 through December 31, 2013	For the period January 1, 2013 through October 14, 2013
			Year Ended December 31,
			2012	2011
Revenues:
Rental	$33,304	$112,002	$120,758	$104,051
Recoveries from customers	2,674	10,424	9,294	12,154
Cloud and managed services	4,074	13,457	14,497	12,173
Other	410	1,542	1,210	2,018

Total revenues	40,462	137,425	145,759	130,396

Operating expenses:
Property operating costs	13,482	47,268	51,506	57,900
Real estate taxes and insurance	1,016	3,476	3,632	2,621
Depreciation and amortization	11,238	36,120	34,932	26,165
General and administrative	8,457	30,726	35,986	28,470
Transaction costs	66	52	897	—
Gain on legal settlement	—	—	—	(3,357)
Restructuring charge	—	—	3,291	—

Total operating expenses	34,259	117,642	130,244	111,799

Operating income	6,203	19,783	15,515	18,597
Other income and expenses:
Interest income	1	17	61	71
Interest expense	(2,049)	(16,675)	(25,140)	(19,713)
Other (expense) income, net	(153)	(3,277)	(1,151)	136

Income (loss) before gain on sale of real estate	4,002	(152)	(10,715)	(909)
Gain on sale of real estate	—	—	948	—

Net income (loss)	4,002	(152)	(9,767)	(909)
Net income attributable to noncontrolling interests	(848)	—	—	—

Net income (loss) attributable to QTS Realty Trust, Inc	3,154	(152)	(9,767)	(909)
Unrealized gain (loss) on swap	74	220	(766)	—

Comprehensive income (loss)	$3,228	$68	$(10,533)	$(909)

Net income per share attributable to common shares:
Basic	$0.11	N/A	N/A	N/A
Diluted	0.11	N/A	N/A	N/A
Weighted average common shares outstanding:
Basic	28,972,774	N/A	N/A	N/A
Diluted	36,794,215	N/A	N/A	N/A

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

						Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity	Noncontrolling interest	Total
	Partnership units	Partners capital	Common stock		Additional paid-in capital
			Shares	Amount
Balance January 1, 2011	16,050	$40,009	—	$—	$—	$—	$—	$—	$—	$40,009
Equity-based compensation expense		765						—		765
Net loss		(909)						—		(909)

Balance December 31, 2011	16,050	$39,865	—	$—	$—	$—	$—	$—	$—	$39,865

Equity-based compensation expense		412						—		$412
Issuance of RS LTIP Units	150	—						—		—
Equity investment in Class D units, net of costs	3,680	91,935						—		91,935
PIK settlement	2,294	—						—		—
Other comprehensive loss		(766)						—		(766)
Net loss		(9,767)						—		(9,767)

Balance December 31, 2012	22,174	$121,679	—	$—	$—	$—	$—	$—	$—	$121,679

Equity-based compensation expense, net of equity awards repurchased		1,369								1,369
Member advances exchanged for LP units	400	10,000								10,000
Partnership distributions		(7,633)								(7,633)
Other comprehensive loss		220								220
Net loss		(152)						—		(152)

Balance October 14, 2013	22,574	$125,483	—	$—	$—	$—	$—	$125,483	$—	$125,483

Reclassify Partners capital	(22,574)	(125,483)	14,885	148	39,338			(85,997)	85,997	—
Net proceeds from IPO			14,088	141	278,918			279,059	—	279,059
Equity-based compensation expense		—			578			578	—	578
Other comprehensive loss						(357)		(357)	(96)	(453)
Dividend to shareholders							(6,953)	(6,953)	—	(6,953)
Distribution to noncontrolling interest								—	(2,012)	(2,012)
Net income							3,154	3,154	848	4,002

Balance December 31, 2013	—	$—	28,973	$289	$318,834	$(357)	$(3,799)	$314,967	$84,737	$399,704

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

(in thousands)

	The Company	Historical Predecessor
	For the period October 15, 2013 through December 31, 2013	For the period January 1, 2013 through October 14, 2013
			Year Ended December 31,
			2012	2011
Cash flow from operating activities:
Net income (loss)	$4,002	$(152)	$(9,767)	$(909)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	10,636	34,624	33,688	25,077
Amortization of deferred loan costs	496	2,281	3,384	3,441
Write off of deferred loan costs relating to retired debt	153	2,031	1,434	—
Equity-based compensation expense	578	1,382	412	765
Bad debt expense	371	174	(192)	328
Change in fair value of derivatives	—	—	(307)	(4,830)
Amortization of acquired above and below-market leases, net	—	—	—	(960)
(Gain) loss on sale/disposal of property	—	—	(948)	544
Other	—		—	(99)
Changes in operating assets and liabilities
Rents and other receivables, net	(2,419)	(617)	(406)	(2,437)
Accrued interest on member advances	—	—	2,332	2,125
Prepaid expenses	678	(1,464)	58	(188)
Restricted cash	—	146	1,294	(679)
Other assets	(463)	486	(783)	(540)
Accounts payable and accrued liabilities	15,061	(9,234)	5,322	2,574
Advance rents, security deposits and other liabilities	6	244	(1,586)	(163)
Deferred income	536	610	1,163	327

Net cash provided by operating activities	29,635	30,511	35,098	24,374

Cash flow from investing activities:
Proceeds from sale of property	—	—	1,549	—
Acquisition of real estate	—	(21,174)	(63,250)	—
Additions to property and equipment	(47,963)	(99,701)	(133,226)	(118,746)

Net cash used for investing activities	(47,963)	(120,875)	(194,927)	(118,746)

Cash flow from financing activities:
Credit facility proceeds	14,500	563,500	180,000	54,000
Debt proceeds	—	—	120,000	50,000
Debt repayment	(278,000)	(456,994)	(216,637)	—
Payment of swap liability	—	—	(4,070)	(4,120)
Payment of deferred financing costs	(990)	(4,483)	(6,243)	(1,920)
Partnership distributions	—	(7,633)	—	—
Repurchase of equity awards	—	(13)	—	—
Principal payments on capital lease obligation	(180)	(496)	(790)	(76)
Scheduled mortgage principal debt repayments	(359)	(2,057)	(3,476)	(3,215)
Equity proceeds, net of costs	280,841	(1,966)	91,935	—

Net cash provided by financing activities	15,812	89,858	160,719	94,669

Net increase (decrease) in cash and cash equivalents	(2,516)	(506)	890	297
Cash and cash equivalents, beginning of period	7,726	8,232	7,342	7,045

Cash and cash equivalents, end of period	$5,210	$7,726	$8,232	$7,342

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs)	$1,995	$15,974	$21,291	$18,804

Noncash investing and financing activities:
Accrued capital additions	$39,801	$20,939	$18,789	$20,493

Accrued deferred financing costs	$—	$990	$—	$—

Accrued equity issuance costs	$364	$257	$—	$—

Member advances exchanged for LP units	$—	$10,000	$—	$—

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

QTS Realty Trust, Inc. (the “Company”) through its controlling interest in QualityTech, L.P. (the “Operating Partnership”) and the subsidiaries of the Operating Partnership, is engaged in the business of owning, acquiring, redeveloping and managing multi-tenant data centers. As of December 31, 2013 the Company’s portfolio consists of 10 properties with data centers spread throughout the continental United States.

The Company was formed as a Maryland corporation on May 17, 2013. On October 15, 2013, the Company completed its initial public offering of 14,087,500 shares of Class A common stock, $0.01 par value per share (the “IPO”), including shares issued pursuant to the underwriters’ option to purchase additional shares, which was exercised in full, and received net proceeds of approximately $279 million. The Company elected to be taxed as a real estate investment trust (“REIT”), for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2013.

Prior to the IPO, the Company had no assets other than cash and deferred offering costs, and had not had any operations other than the issuance of 1,000 shares of common stock to Chad L. Williams in connection with its initial capitalization.

Concurrently with the completion of the IPO, the Company consummated a series of transactions, including the merger of General Atlantic REIT, Inc. with the Company, pursuant to which it became the sole general partner and majority owner of the Quality Tech, LP, a Delaware limited partnership (the “Operating Partnership”). The Company contributed the net proceeds received from the IPO to the Operating Partnership in exchange for partnership units therein. As of December 31, 2013, the Company owned approximately 78.8% of the interests in the Operating Partnership. Substantially all of the Company’s assets are held by, and the Company’s operations are conducted through, the Operating Partnership. The Company’s interest in the Operating Partnership entitles the Company to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership. As the sole general partner of the Operating Partnership, the Company generally has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners. The Company’s board of directors manages the Company’s business and affairs.

2.	Summary of Significant Accounting Policies

Basis of Presentation – The accompanying financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The consolidated financial statements of the Company for the period from October 15, 2013 through December 31, 2013 include the accounts of QTS Realty Trust, Inc. and its majority owned subsidiaries. This includes the operating results of the Operating Partnership for the period from October 15, 2013 through December 31, 2013. While the Company was formed on May 17, 2013, the Company had no independent operations prior to October 15, 2013. The historical predecessor financial statements for the periods ended October 14, 2013, December 31, 2012, and December 31, 2011 include the accounts of QualityTech, LP and its majority owned subsidiaries. For each of the footnotes presented in this Form 10-K. The Company combined disclosures relating to operating results of the Predecessor and the Company for the periods that comprise 2013.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets, allowances for doubtful accounts and deferred tax assets; and the valuation of derivatives, real estate assets, acquired intangible assets and certain accruals.

Principles of Consolidation – The consolidated financial statements include the accounts of QTS Realty Trust, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the financial statements.

Real Estate Assets — Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. The aggregate depreciation charged to related operations was $36.7 million, $29.8 million and $22.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company capitalizes certain development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset is ready for its intended use. Capitalization of such costs, excluding interest, aggregated to $8.5 million, $6.7 million and $6.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Interest is capitalized during the period of development by first applying the Company’s actual borrowing rate on the related asset and second, to the extent necessary, by applying the Company’s weighted average effective borrowing rate to the actual development and other costs expended during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $4.1 million, $2.2 million and $2.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Acquisition of Real Estate – Acquisitions of real estate are either accounted for as asset acquisitions or business combinations depending on facts and circumstances. Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired in accordance to the accounting requirements of ASC 805, Business Combinations, which requires the recording of net assets of acquired businesses at fair value. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases and value of customer relationships.

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

Acquired below-market leases are amortized on a straight-line basis as an increase to rental revenue over the remaining term of the underlying leases, including fixed option renewal periods, if any. Accretion of acquired below-market leases, including write-offs for terminated leases, totaled $1.0 million for the year ended December 31, 2011, with no material accretion for the years ended December 31, 2013 and 2012. Acquired in-place leases are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Amortization of acquired in-place leases, including write-offs for terminated leases, totaled $2.6 million and $0.1 million for the years ended December 31, 2013 and 2011, with no material amortization for the year ended December 31, 2012.

Acquired customer relationships are amortized as amortization expense on a straight-line basis over the expected life of the customer relationship. Amortization of acquired customer relationships, including write-offs for terminated leases, totaled $1.5 million, $0.6 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Annual amortization for intangible assets recorded as of December 31, 2013 is estimated to be $2.7 million in 2014, $1.3 million in 2015 and $1.3 million in 2016. The remaining weighted average amortization period at December 31, 2013 for intangible assets is 2.4 years.

Impairment of Long-Lived and Intangible Assets – The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is generally measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. No impairment losses were recorded for any of the years ended December 31, 2013, 2012 and 2011, respectively.

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

Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Amortization of the deferred financing costs was $2.8 million, $3.4 million and $3.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. During the year ended December 31, 2013, the Company wrote off unamortized financing costs of $2.2 million in connection with the expansion of its revolving and term credit facilities. In addition, during the year ended December 31, 2013, the Company wrote off unamortized financing costs of $1.3 million in connection with an asset securitization which the Company is no longer pursuing due to the expansion of the credit facility.During the year ended December 31, 2012, the Company wrote off unamortized financing costs of $1.4 million, primarily relating to former loans secured by the Richmond and Atlanta-Suwanee data center facilities that were repaid during the first quarter of 2012. Deferred financing costs, net of accumulated amortization are as follows:

(dollars in thousands)	December 31, 2013	December 31, 2012
Deferred financing costs	$9,159	$10,165
Accumulated amortization	(1,867)	(3,309)

Deferred financing costs, net	$7,292	$6,856

Deferred leasing costs consist of external fees and internal costs incurred in the successful negotiations of leases and are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $4.7 million, $3.4 million and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Deferred leasing costs, net of accumulated amortization are as follows:

(dollars in thousands)	December 31, 2013	December 31, 2012
Deferred leasing costs	$17,374	$12,567
Accumulated amortization	(5,516)	(4,361)

Deferred leasing costs, net	$11,858	$8,206

Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. The Company records this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $7.9 million, $6.8 million and $5.6 million as of December 31, 2013, 2012 and 2011, respectively. Additionally, $4.7 million, $4.3 million and $3.0 million were amortized into revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Equity-based Compensation –All equity-based compensation is measured at fair value on the grant date or date of modification, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as a liability or as equity in the consolidated balance sheets. Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification. The Company recorded equity-based compensation expense net of forfeited and repurchased awards acquired of $2.0 million, $0.4 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Rental Revenue – The Company, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $2.9 million and $2.4 million as of December 31, 2013 and 2012, respectively. Rental revenue also includes amortization of set-up fees which are amortized over the term of the respective lease as discussed above.

Allowance for Uncollectible Accounts Receivable – Rents receivable are recognized when due and are carried at cost, less an allowance for doubtful accounts. The Company records a provision for losses on rents receivable equal to the estimated uncollectible accounts, which is based on management’s historical experience and a review of the current status of the Company’s receivables. As necessary, the Company also establishes an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. The aggregate allowance for doubtful accounts was $0.9 million and $0.5 million as of December 31, 2013 and 2012, respectively.

Capital Lease – The Company evaluates leased real estate to determine whether the lease should be classified as a capital or operating lease in accordance with U.S GAAP.

The Company periodically enters into capital leases for certain equipment. The outstanding liabilities for the capital leases were $2.5 million and $2.5 million as of December 31, 2013 and 2012, respectively. Depreciation related to the associated assets is included in depreciation and amortization expense in the Statements of Operations and Comprehensive Income (Loss).

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

Restructuring – In March 2012, the Company decided to consolidate its New York area operations into the New Jersey data center facility. The Company transferred certain customers from the New York City facility to the New Jersey facility. As of December 31, 2012, the Company had completed the consolidation of its operations into the Jersey City facility and recognized $3.3 million in expense primarily related to terminating the New York facility lease. As this consolidation was completed in 2012, there were no restructuring costs incurred during the period from October 15, 2013 to December 31, 2013 and during the period from January 1, 2013 to October 14, 2013.

Customer Concentrations – As of December 31, 2013, two of the Company’s customers represented 7.5% and 5.7%, respectively, of its total monthly rental revenue. No other customers exceeded 5% of total monthly rental revenue.

As of December 31, 2013, five of the Company’s customers exceeded 5% of total accounts receivable. In aggregate, these five customers accounted for 32.1% of total accounts receivable. None of these five customers individually exceeded 10% of total accounts receivable.

Income Taxes – The Operating Partnership is obligated to comply with Internal Revenue Service real estate investment trust (“IRS REIT”) tax regulations in accordance with the unitholders agreement. In order to comply with this obligation, the Company elected for one of its existing subsidiaries to be taxed as a taxable REIT subsidiary under the IRS REIT tax regulations. The taxable REIT subsidiary is allocated income and expense based on IRS REIT tax regulations.

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

The taxable REIT subsidiary offsets a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The taxable subsidiary did not generate taxable income for the years ended December 31, 2013, 2012, or 2011. Accordingly, no provision for income taxes was recorded nor was an income tax benefit recorded for the last four years. Due to the lack of sufficient historical evidence to indicate it is more likely than not that the deferred tax assets will be utilized, the valuation allowance relating to deferred tax assets continue to be recorded at December 31, 2013. The change in valuation allowance during 2013 was a decrease of $0.5 million.

Temporary differences and carry forwards which give rise to the deferred tax assets and liabilities are as follows:

	For the year ended December 31,
	(in thousands)
	2013	2012	2011
Deferred tax liabilities
Property and equipment	$(4,905)	$(4,852)	$(3,533)
Other	(873)	(551)	(287)

Gross Deferred Tax Liabilities	(5,778)	(5,403)	(3,820)
Deferred tax assets
Net operating loss carryforwards	5,861	6,694	3,410
Deferred revenue and setup charges	583	467	372
Derivative liability	—	—	81
Other	699	113	101

Gross deferred tax assets	7,143	7,274	3,964

Net deferred tax assets	1,365	1,871	144
Valuation allowance	(1,365)	(1,871)	(144)

Net deferred	$—	$—	$—

The taxable REIT subsidiary currently has $15.8 million of net operating loss carryforwards related to federal income taxes that expire in 16-20 years. The taxable REIT subsidiary also has $10.1 million of net operating loss carryforwards relating to state income taxes that expire in 11-20 years.

As of December 31, 2013 and 2012, the Company has no uncertain tax positions. If the Company incurs any interest or penalties on tax liabilities from significant uncertain tax positions, those items will be classified as interest expense and general and administrative expense, respectively, in the Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2013, 2012 and 2011, the Company had no such interest or penalties.

The Company is not currently under examination by the Internal Revenue Service.

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

Financial assets and liabilities measured at fair value in the financial statements on a recurring basis consist of the Company’s derivatives. The fair values of the derivatives are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded as of December 31, 2013 and 2012 that the fair value associated to “significant unobservable inputs” for risk of non-performance was insignificant to the overall fair value of the derivative agreements and, as a result, have determined that the relevant inputs for purposes of calculating the fair value of the derivative agreements, in their entirety, were based upon “significant other observable inputs.” The Company determined the fair value of derivatives using level 2 inputs. These methods of assessing fair value result in a general approximation of value, and such value may never be realized.

The Company’s financial instruments held at fair value are presented below as of December 31, 2013 and 2012 (dollars in thousands):

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
December 31, 2013
Financial Liabilities:
Interest rate swap liability(1)	$453	$—	$453	$—
December 31, 2012
Financial Assets:
Restricted deposits, held at fair value	$146	$146	$—	$—
Financial Liabilities:
Interest rate swap liability(1)	$767	$—	$767	$—

(1)	The Company used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swaps. The fair value measurement of the interest rate swaps have been classified as Level 2.

New Accounting Pronouncements Fair Value Measurement (Topic 820). In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update Topic 820 “Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards.” The

amendments in this update result in common fair value measurement and disclosure requirements under U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. Consequently, the amendments change the terminology used to describe many of the requirements under U.S. Generally Accepted Accounting Principles for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update were effective for the Company beginning January 1, 2012 and do not have a material effect on the Company’s consolidated financial statements.

Comprehensive Income (Topic 220). In June 2011, the FASB issued Accounting Standards Update Topic 220 “Presentation of Comprehensive Income.” Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update were effective for the Company beginning January 1, 2012 and do not have a material effect on the Company’s consolidated financial statements.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” requiring companies to present current period reclassifications out of accumulated other comprehensive income (“AOCI”). For significant items reclassified out of AOCI to net income in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. In certain circumstances, this can be done on the face of that statement. Otherwise, it must be presented in the notes. The amendments in this update are effective for the Company beginning January 1, 2013 and did not have any impact on the Company’s consolidated financial statements.

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

In December 2012, the Company purchased a data center facility located in Sacramento, California for which the Company paid approximately $63.3 million. The preliminary purchase price allocation was based on an assessment of the fair value of the assets acquired. The preliminary purchase price allocation recorded for the year ended December 31, 2012, was adjusted in 2013. The following table summarizes the consideration for the Sacramento facility and the final purchase price allocation (in thousands).

	Final Sacramento facility as of December 31, 2013	Original Sacramento facility as of December 31, 2012	Adjustment	Weighted average useful life
Buildings	$52,439	$52,753	$(314)	40
Land	1,481	1,485	(4)
Tenant relationship	5,366	5,029	337	4
In place leases	3,964	3,202	762	2
Above (below) market leases	—	781	(781)	1

Total purchase price	$63,250	$63,250	$—

4.	Real Estate Assets and Construction in Progress

The following is a summary of properties owned or leased by the Company as of December 31, 2013 and 2012 (in thousands):

As of December 31, 2013:

Property Location	Land	Buildings and Improvements	Construction in Progress	Total Cost
Owned Properties
Suwanee, Georgia (Atlanta-Suwanee)	$3,521	$126,486	$3,270	$133,277
Atlanta, Georgia (Atlanta-Metro)	15,397	296,547	32,456	344,400
Santa Clara, California*	—	86,544	1,249	87,793
Richmond, Virginia	2,180	108,979	67,155	178,314
Sacramento, California	1,481	52,841	4,273	58,595
Dallas, Texas	5,808	—	38,501	44,309
Miami, Florida	1,777	27,553	—	29,330
Lenexa, Kansas	437	3,298	—	3,735
Wichita, Kansas	—	1,409	—	1,409

	30,601	703,657	146,904	881,162

Leased Properties
Jersey City, New Jersey	—	23,811	—	23,811
Overland Park, Kansas	—	762	—	762

	—	24,573	—	24,573

	$30,601	$728,230	$146,904	$905,735

*	Owned facility subject to long-term ground sublease.

As of December 31, 2012:

Property Location	Land	Buildings and Improvements	Construction in Progress	Total Cost
Owned Properties
Suwanee, Georgia (Atlanta-Suwanee)	$3,521	$103,438	$3,572	$110,531
Atlanta, Georgia (Atlanta-Metro)	15,314	263,192	6,658	285,164
Santa Clara, California*	—	83,536	245	83,781
Richmond, Virginia	2,179	71,629	71,986	145,794
Sacramento, California	1,485	52,753	—	54,238
Miami, Florida	1,777	27,111	—	28,888
Lenexa, Kansas	437	54	3,260	3,751
Wichita, Kansas	—	1,408	—	1,408

	24,713	603,121	85,721	713,555

Leased Properties
Jersey City, New Jersey	—	18,666	1,888	20,554
Overland Park, Kansas	—	719	—	719

	—	19,385	1,888	21,273

	$24,713	$622,506	$87,609	$734,828

*	Owned facility subject to long-term ground sublease.

5.	Credit Facilities and Mortgage Notes Payable

Below is a listing of our outstanding debt, excluding capital leases, as of December 31, 2013 and 2012 (in thousands):

	December 31,	December 31,
	2013	2012

Unsecured Credit Facility	$256,500	$—
Secured Credit Facility	—	316,500
Richmond Credit Facility	70,000	70,000
Atlanta-Metro Equipment Loan	18,839	20,931
Miami Loan	—	26,048
Atlanta-Suwanee Land Loan	—	1,600
Lenexa Loan	—	2,712
Santa Clara Bridge Loan	—	50,000

Total	$345,339	$487,791

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

The Unsecured Credit Facility requires monthly interest payments and requires the Company to comply with various quarterly covenant requirements relating to debt service coverage ratio, fixed charge ratio, leverage ratio and tangible net worth and various other operational requirements. In connection with the Unsecured Credit Facility, as of December 31, 2013, the Company had an additional $3 million letter of credit outstanding.

Amounts outstanding under the unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will range, depending upon our leverage ratio, from 2.10% to 2.85% for LIBOR loans or 1.10% to 1.85% for base rate loans. As of December 31, 2013, the interest rate for amounts outstanding under our credit facility was 2.53%.

In February 2014, the Company expanded the capacity of its unsecured revolving credit facility by $50 million, increasing the unsecured revolving credit facility capacity to $400 million.

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

(c) Richmond Credit Facility – In December 2012, the Company entered into a credit facility secured by the Company’s Richmond data center (the “Richmond Credit Facility”). This credit facility had a total borrowing capacity of $80 million at December 31, 2012, which was increased to $100 million in January 2013. This credit facility also includes an accordion feature that allows the Company to increase the size of the credit facility up to $125 million and requires the Company to comply with covenants similar to the Unsecured Credit Facility. This credit facility bears interest at variable rates ranging from LIBOR plus 4.0% to LIBOR plus 4.5%. The interest rate at December 31, 2013 was LIBOR plus 4.00%, or 4.16% per annum based on the Company’s overall leverage ratio as defined in the agreement, and the loan has a stated maturity date of December 18, 2015 with an option to extend for one additional year.

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

The weighted average interest rate of the Company’s unsecured debt, which includes the effect of deferred financing costs and swap derivatives, was 3.73% as of December 31, 2013.

The annual remaining principal payment requirements as of December 31, 2013 per the contractual maturities and excluding extension options are as follows (in thousands):

2014	$2,239
2015	72,397
2016	2,567
2017	34,248
2018	227,943
Thereafter	5,945

Total	$345,339

As of December 31, 2013, the Company was in compliance with all of its covenants.

6.	Interest Rate Derivative Instruments

As discussed in Note 5, the Company entered into interest rate cap and swap agreements with a notional amount of $150 million on February 8, 2012. Derivatives that were entered into in September 2006 did not qualify for hedge accounting treatment, and therefore were not accounted for as hedges. Those derivative instruments were settled in February 2012 and were replaced by derivative instruments designated as cash flow hedges for hedge accounting. In addition, an interest rate cap of an additional $50 million was in place as of December 31, 2013 with a capped LIBOR rate of 3% through December 18, 2015. For derivative instruments that are accounted for as hedges, or for the effective portions of qualifying hedges, the change in fair value is recorded through other comprehensive income (loss). The total amount of unrealized gains recorded in other comprehensive income (loss) was $0.3 million for the year ended December 31, 2013, compared to the total amount of unrealized losses of $0.8 million for the year ended December 31, 2012.

Interest expense related to payments on interest rate swaps for the years ended December 31, 2013, 2012 and 2011 were $0.5 million, $0.5 million and $4.8 million, respectively.

As of December 31, 2013 and 2012, the value of the interest rate swaps was a liability of $0.5 million and $0.8 million, respectively. These values were determined using Level 2 inputs within the valuation hierarchy.

7.	Member Advances and Notes Payable

In October 2009, the Company amended and restated its outstanding loans with Chad L. Williams and entities controlled by Chad L. Williams into a loan in the original principal amount of $20.4 million (the “Member Advances”). The Member Advances were unsecured and had a maturity date of the earliest of December 31, 2013 or upon certain specified transactions. The Member Advances were subordinate in priority to the Company’s mortgage notes payable. Interest under the Member Advances accrued monthly at the rate of 9% per annum, which was added to the principal balance of the Member Advances if not paid. The balance of the Member Advances is separately disclosed on the face of the financial statements. On May 1, 2013, the lender under the Member Advances exercised an option to purchase $10 million of the Operating Partnership’s Class D units in exchange for the cancellation of $10 million of the outstanding balance under the Member Advances. The Company repaid the remaining outstanding balance of the Member Advances in the second quarter of 2013.

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

9.	Partners’ Capital, Equity and Incentive Compensation Plans

The Company has the full power and authority to do all the things necessary to conduct the business of the Operating Partnership.

As of December 31, 2013, the Operating Partnership had three classes of limited partnership units outstanding: Class A units of limited partnership interest (“Class A units”), Class RS LTIP units of limited partnership interest (“Class RS units”) and Class O LTIP units of limited partnership units (“Class O Units”). The Class A Units are redeemable at any time on or after one year following the later of the beginning of the first full calendar month following the completion of the IPO or the date of initial issuance. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class RS units or Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan. Class RS units and Class O units may be subject to vesting and are pari passu with Class A units. Vested Class RS units and Class O units are convertible into Class A units based on formulas contained in the Partnership Agreement.

In connection with its IPO, the Company issued Class A common stock and Class B common stock. Class B common stock entitles the holder to 50 votes per share and was issued to enable the Company’s Chief Executive Officer to exchange 2% of his Operating Partnership units so he may have a vote proportionate to his economic interest in the Company. Also in connection with its IPO, the Company adopted the QTS Realty Trust, Inc. 2013 Equity Incentive plan (the “2013 Equity Incentive Plan”), which authorized 1.75 million shares to be issued under the plan. Under the 2013 Equity Incentive Plan, the Company granted in connection with its IPO, subject to certain vesting requirements, executive officers 108,629 shares of restricted Class A common stock and options to purchase 370,410 shares of Class A common stock to executive officers, directors and certain of its employees. The Company may also issue Class RS units or Class O units pursuant to the 2013 Equity Incentive Plan.

For the year ended December 31, 2013, 224,244 Class O units were granted, 73,440 Class O units were forfeited and 5,000 Class RS units converted into Class A units. Options to purchase 2,500 shares of Class A common stock were forfeited during the year ended December 31, 2013.

The following is a summary of award activity under the 2013 and 2010 Equity Incentive Plans and related information for 2013, 2012 and 2011:

	Number of Class O units	Weighted- average exercise price	Weighted average Fair value	Number of Class RS units	Weighted- average price	Options	Weighted- average exercise price	Weighted average Fair value	Restricted Stock	Weighted- average price
Outstanding at January 1, 2011	592,068	$20.00	$4.41	50,000	$—	—	$—	$—	—	$—

Granted	114,676	$20.00	$4.18	—	$—	—	$—	$—	—	$—
Exercised	—	—		—	—	—	—		—	—
Released from restriction	—	—		—	—	—	—		—	—
Cancelled/Expired	(7,376)	—	4.41	—	—	—	—	—	—	—

Outstanding at December 31, 2011	699,368	$20.00	$4.38	50,000	$—	—	$—	$—	—	$—

Granted	908,925	$25.00	$1.99	150,000	$—	—	$—	$—	—	$—
Exercised	—	—		—	—	—	—		—	—
Released from restriction	—	—		(21,250)	—	—	—		—	—
Cancelled/Expired	(136,350)	—	4.41	—	—	—	—	—	—	—

Outstanding at December 31, 2012	1,471,943	$23.09	$2.84	178,750	$—	—	$—	$—	—	$—

Granted	224,244	$25.00	$10.62	—	$—	370,410	$21.00	$3.50	108,629	$21.00
Exercised	—	—		—	—	—	—		—	—
Released from restriction	—	—		(5,000)	—	—	—		—	—
Cancelled/Expired	(73,440)	—	5.31	—	—	(2,500)	—	3.52	—	—

Outstanding at December 31, 2013	1,622,747	$23.44	$3.84	173,750	$—	367,910	$21.00	$3.50	108,629	$21.00

The assumptions and fair values for Class O units, Class RS units, restricted stock and options to purchase shares of Class A common stock granted for the years ended December 31, 2013, 2012 and 2011 is included in the following table on a per unit basis. Class O units and options to purchase shares of Class A common stock were valued using the Black-Scholes model.

	2013	2012	2011
Fair value of Class RS Units granted	$—	$7.15	$6.95
Fair value of Class O Units granted	$10.26-10.92	$1.79-2.32	$2.94
Fair value of Restricted stock granted	$21.00	$—	$—
Fair value of options granted	$3.45-3.52	$—	$—
Expected term (years)	5.5-7.0	4	4
Expected volatility	32%-40%	55%	60%
Expected Dividend yield	5.5%	0%	0%
Expected Risk-free interest rates	1.4-1.8%	0.17%	0.61%

The following table summarizes information about awards outstanding as of December 31, 2013.

	Operating Partnership Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Class RS Units	$—	173,750	3
Class O Units	$20-25	1,622,747	3

Total Operating Partnership awards outstanding		1,796,497

	QTS Realty Trust, Inc. Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Restricted stock	$—	108,629	4
Options to purchase Class A common stock	$21	367,910	3

Total QTS Realty Trust, Inc awards outstanding		476,539

All nonvested LTIP unit awards are valued as of the grant date and generally vest ratably over a defined service period. Certain nonvested LTIP unit awards vest on the earlier of achievement by the Company of various performance goals or specified dates in 2015 and 2016. As of December 31, 2013 nonvested awards outstanding were 1.1 million and 0.1 million for the Class O units and Class RS units, respectively. Class O units were not included in the Statements of Changes in Partners’ (Deficit) Capital. As of December 31, 2013 the Company had $8.3 million of unrecognized equity-based compensation expense which will be recognized over the remaining vesting period or approximately three years. The total intrinsic value of the awards outstanding at December 31, 2013 was $9.0 million. As of December 31, 2013, vested awards outstanding included 0.6 million of Class O units with a weighted average fair value per unit of $3.33 and 0.1 million of Class RS units with a weighted average fair value per unit of $7.15.

On August 14, 2013, the Operating Partnership made a distribution to its partners in an aggregate amount of $7.6 million. In January 2014 the Company paid a dividend to common stockholders of $0.24 per common share and the Operating Partnership made a distribution to its partners of $0.24 per unit in an aggregate amount of $9.0 million.

10.	Related Party Transactions

In addition to the member advances and notes payable and the repayment thereof discussed in Note 7, the Company executed transactions with entities affiliated with its Chairman and Chief Executive Officer. Such transactions include automobile, furniture and equipment purchases as well as building operating lease payments, an allocation of insurance expense and reimbursement at the related party’s cost for the use of a private aircraft service by our officers and directors.

The transactions which occurred during the years ended December 31, 2013, 2012 and 2011 are outlined below (in thousands):

	December 31,
	2013	2012	2011
Tax, utility, insurance and other reimbursement	$336	$234	$248
Rent expense	977	572	572
Capital assets acquired	625	568	1,807

Total	$1,938	$1,374	$2,627

In the third quarter of 2012, the Company revised its related party capital asset purchasing arrangement. The Company now pays vendors directly for such purchases and pays only an agent fee to the related party. Only the agent fee is recognized as a related party transaction subsequent to August 2012.

Certain employees of the Company provided services to companies outside the consolidated group for which the Company is not reimbursed. These amounts were not material for any of the years ended December 31, 2013, 2012 and 2011.This activity was discontinued by the Company during the second quarter of 2013.

11.	Employee Benefit Plan

The Company sponsors a defined contribution 401(k) retirement plan covering all eligible employees.

Qualified employees may elect to contribute to our 401(k) Plan on a pre-tax basis. The maximum amount of employee contribution is subject only to statutory limitations. Beginning in 2005 the Company made contributions at a rate of 25% of the first 4% of employee compensation contributed. The Company contributed $0.3 million, $0.3 million and $0.2 million to the 401(k) Plan for the years ended December 31, 2013, 2012, and 2011, respectively.

In addition, starting on January 1, 2014, the Company began making contributions at a rate of 50% on an additional 2% of employees compensation contributed up to 6%. As a result, the Company is currently matching 25% of the first 4% of employee contributions and 50% of employee contributions between 4% and 6%.

12.	Noncontrolling Interest

Concurrently with the completion of the IPO, QTS Realty Trust, Inc. consummated a series of transactions pursuant to which the Company became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership.

Commencing at the beginning of the first calendar month following the first anniversary of the completion of the IPO, at the election of the owners of the noncontrolling interest, the Operating Partnership units will be redeemable for cash or, at the election of QTS Realty Trust, Inc., common stock of QTS Realty Trust, Inc. on a one-for-one basis.

13.	Earnings per share

Basic income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share adjusts basic income (loss) per share for the effects of potentially dilutive common shares, if the effect is not antidilutive.

(in thousands, except per share data)	For the period October 15, 2013 through December 31, 2013
Net income available to common stockholders	$3,154
Weighted average shares outstanding—basic	28,973
Net income per share—basic	$0.11
Net income	$4,002
Weighted average shares outstanding—diluted (1)	36,794
Net income per share—diluted	$0.11

(1)	Includes 7,821 shares of the Operating Partnership.

14.	Operating Leases, as Lessee

The Company leases and/or licenses two data center facilities and related equipment, our corporate headquarters and additional office space. In addition, the Company has entered into a long-term ground sublease for its Santa Clara property through October 2052. Rent expense for the aforementioned leases was $5.8 million, $6.5 million and $6.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is classified in property operating costs and general and administrative expenses in the accompanying Statements of Operations and Comprehensive Income (Loss). The Company recorded $0.2 million in capitalized rent for the year ended December 31, 2011, with no rent capitalized for the years ended December 31, 2013 and 2012. The future non-cancellable minimum rental payments required under operating leases and/or licenses at December 31, 2013 are as follows (in thousands):

Year Ending December 31,
2014	$5,464
2015	5,470
2016	5,545
2017	5,618
2018	5,618
Thereafter	67,547

Total	$95,262

15.	Customer Leases, as Lessor

Future minimum lease payments to be received under non-cancelable operating customer leases (exclusive of recoveries of operating costs from customers) are as follows for the years ending December 31 (in thousands):

2014	$149,158
2015	121,105
2016	93,411
2017	70,203
2018	54,212
Thereafter	56,981

Total	$545,070

16.	Fair Value of Financial Instruments

ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon the application of discount rates to estimated future cash flows based upon market yields or by using other valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Short-term instruments: The carrying amounts of cash and cash equivalents, restricted cash approximate fair value.

Credit facilities and mortgage notes payable: The fair value of the Company’s floating rate mortgage loans was estimated using Level 2 “significant other observable inputs” such as available market information based on borrowing rates that the Company believes it could obtain with similar terms and maturities. The Company did not have interest rates which were materially different than current market conditions and therefore, the fair value of each of the mortgage notes payable approximated the carrying value of each note.

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

17.	Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2013 and 2012 (in thousands except share data):

				Historical Predecessor
	The Company			Three Months Ended
	For the period October 15, 2013 through December 31, 2013	For the period October 1, 2013 through October 14, 2013		September 30, 2013		June 30, 2013		March 31, 2013
Revenues	$40,462		$6,967		$46,020		$42,940		$41,498
Operating income	6,203		1,143		7,048		6,024		5,568
Net income (loss)	4,002		445		2,709		(1,232)		(2,074)
Net income (loss) attributable to common shares	3,154		N/A		N/A		N/A		N/A

Net income per share attributable to common shares - basic (1)	$0.11	$	N/A	$	N/A	$	N/A	$	N/A

Net income per share attributable to common shares - diluted (1)	$0.11	$	N/A	$	N/A	$	N/A	$	N/A

(1)	Net income per share attributable to QTS Realty Trust, Inc. for the period October 15, 2013 through December 31, 2013.

	Historical Predecessor
	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenues	$38,173	$36,254	$36,689	$34,643
Operating income	4,203	3,933	6,014	1,365
Net income (loss)	(1,608)	(1,757)	(266)	(6,136)

18.	Subsequent Events

As previously announced, on November 20, 2013, the Company’s Board of Directors authorized payment of its first, and prorated, quarterly cash dividend of $0.24 per common share to stockholders of record as of the close of business on December 20, 2013. On January 7, 2014, the Company paid its first dividend to its stockholders in the aggregate amount of $7.0 million. In addition, on January 7, 2014, the Company made a distribution to the holders of Class A units of limited partnership of our operating partnership in an aggregate amount of approximately $2.0 million in connection with the quarterly dividend on our common stock.

On February 13, 2014, the Company’s Board of Directors authorized payment of a regular quarterly cash dividend of $0.29 per common share, payable on April 8, 2014, to stockholders of record as of the close of business on March 20, 2014.

In February 2014, the Company expanded the capacity of its unsecured credit facility by $50 million, increasing the total revolving credit facility capacity to $400 million.

QTS REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE III - REAL ESTATE INVESTMENTS

December 31, 2013

As of December 31, 2013
(dollars in thousands)	Initial Costs		Costs Capitalized Subsequent to Acquisition			Gross Carrying Amount
Property Location	Land	Buildings and Improvements	Land	Buildings and Improvements	Construction in Progress	Land	Buildings and Improvements	Construction in Progress	Accumulated Depreciation and Amortization	Date of Acquisition
Owned Properties
Suwanee, Georgia	$1,395	$29,802	$2,126	$96,684	$3,270	$3,521	$126,486	$3,270	$(34,590)	9/1/2005
Atlanta, Georgia	12,647	35,473	2,750	261,074	32,456	15,397	296,547	32,456	(58,272)	10/3/2006
Santa Clara, California*	—	15,838	—	70,706	1,249	—	86,544	1,249	(19,102)	11/1/2007
Richmond, Virginia	2,000	11,200	180	97,779	67,155	2,180	108,979	67,155	(8,996)	3/20/2010
Sacramento, California	1,481	52,753	—	88	4,273	1,481	52,841	4,273	(1,403)	12/21/2012
Dallas, Texas	—	5,808	5,808	(5,808)	38,501	5,808	—	38,501	—	2/8/2013
Miami, Florida	1,777	6,955	—	20,598	—	1,777	27,553	—	(5,662)	3/6/2008
Lenexa, Kansas	400	3,100	37	198	—	437	3,298	—	(82)	6/3/2011
Wichita, Kansas	—	686	—	723	—	—	1,409	—	(498)	3/31/2005

	$19,700	$161,615	$10,901	$542,042	$146,904	$30,601	$703,657	$146,904	$(128,605)

Leased Properties
Jersey City, New Jersey	—	1,985	—	21,826	—	—	23,811	—	(8,686)	11/1/2006
Overland Park, Kansas	—	—	—	762	—	—	762	—	(434)

	—	1,985	—	22,588	—	—	24,573	—	(9,120)

	$19,700	$163,600	$10,901	$564,630	$146,904	$30,601	$728,230	$146,904	$(137,725)

*	Owned facility subject to long-term ground sublease.

The following table reconciles the historical cost and accumulated depreciation for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
Property
Balance, beginning of period	$734,828	$555,586	$432,889
Disposals	—	(794)	(463)
Additions (acquisitions and improvements)	170,907	180,036	123,160

Balance, end of period	$905,735	$734,828	$555,586

Accumulated depreciation
Balance, beginning of period	$(102,900)	$(74,536)	$(52,923)
Disposals	—	162	46
Additions (depreciation and amortization expense)	(34,825)	(28,526)	(21,659)

Balance, end of period	$(137,725)	$(102,900)	$(74,536)