Form 10-Q
period 2014-03-31
QTS Realty Trust, Inc.
filed 2014-05-07
CIK 1577368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 28,883,774 shares of Class A common stock, $0.01 par value per share, and 133,000 shares of Class B common stock, $0.01 par value per share, of the registrant outstanding on May 7, 2014.

QTS Realty Trust, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands except share data)

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
Real Estate Assets
Land	$30,601	$30,601
Buildings and improvements	743,101	728,230
Less: Accumulated depreciation	(147,336)	(137,725)

	626,366	621,106
Construction in progress	182,699	146,904

Real Estate Assets, net	809,065	768,010

Cash and cash equivalents	7,928	5,210
Rents and other receivables, net	11,497	14,434
Acquired intangibles, net	4,413	5,396
Deferred costs, net	19,157	19,150
Prepaid expenses	4,804	1,797
Other assets, net	20,157	17,359

TOTAL ASSETS	$877,021	$831,356

LIABILITIES
Mortgage notes payable	$88,294	$88,839
Unsecured credit facility	314,500	256,500
Capital lease obligations	2,728	2,538
Accounts payable and accrued liabilities	53,737	63,204
Dividends payable	10,832	8,965
Advance rents, security deposits and other liabilities	3,331	3,261
Deferred income	8,105	7,892
Derivative liability	320	453

TOTAL LIABILITIES	481,847	431,652

EQUITY
Common stock, $0.01 par value, 450,133,000 shares authorized, 29,016,774 and 28,972,774 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	290	289

Additional paid-in capital	319,551	318,834
Accumulated other comprehensive income (loss)	(252)	(357)
Accumulated deficit	(8,016)	(3,799)

Total stockholders’ equity	311,573	314,967
Noncontrolling interests	83,601	84,737

TOTAL EQUITY	395,174	399,704

TOTAL LIABILITIES AND EQUITY	$877,021	$831,356

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands except share and per share data)

	Three Months Ended March 31,
	The Company	Historical Predecessor
	2014	2013
Revenues:
Rental	$40,579	$33,806
Recoveries from customers	3,691	2,866
Cloud and managed services	4,231	4,110
Other	442	716

Total revenues	48,943	41,498

Operating Expenses:

Property operating costs	16,223	14,408
Real estate taxes and insurance	1,218	1,113
Depreciation and amortization	13,247	10,815
General and administrative	10,778	9,594
Transaction costs	64	—

Total operating expenses	41,530	35,930

Operating income	7,413	5,568

Other income and expenses:
Interest income	8	6
Interest expense	(2,065)	(6,550)
Other (expense) income, net	—	(1,098)

Income (loss) before taxes	5,356	(2,074)
Tax expense of taxable REIT subsidiaries	(28)	—

Net income (loss)	5,328	(2,074)
Net income attributable to noncontrolling interests	(1,130)	—

Net income (loss) attributable to QTS Realty Trust, Inc	4,198	(2,074)
Unrealized gain on swap	105	72

Comprehensive income (loss)	$4,303	$(2,002)

Net income per share attributable to common shares:
Basic	$0.14	N/A
Diluted	0.14	N/A

Weighted average common shares outstanding:
Basic	29,016,774	N/A
Diluted	36,889,474	N/A

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited and in thousands)

				Accumulated		Total
	Common stock		Additional	other comprehensive	Accumulated	stockholders’	Noncontrolling
	Shares	Amount	paid-in capital	income (loss)	deficit	equity	interest	Total
Balance January 1, 2014	28,973	$289	$318,834	$(357)	$(3,799)	$314,967	$84,737	$399,704
Issuance of nonvested shares	44	1	(1)			—		—
Equity-based compensation expense			718			718	193	911
Other comprehensive loss				105		105	28	133
Dividend to shareholders					(8,4l5)	(8,415)		(8,415)
Distribution to noncontrolling interests						—	(2,487)	(2,487)
Net income					4,198	4,198	1,130	5,328

Balance March 31, 2014	29,017	$290	$319,551	$(252)	$(8,016)	$311,573	$83,601	$395,174

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

For the three months ended March 31, 2014 and 2013 (unaudited and in thousands)

	The Company	Historical Predecessor
	2014	2013
Cash flow from operating activities:

Net income (loss)	$5,328	$(2,074)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	12,521	10,453
Amortization of deferred loan costs	582	912
Equity-based compensation expense	911	375
Bad debt expense	148	61
Changes in operating assets and liabilities
Rents and other receivables, net	2,789	(949)
Accrued interest on member advances	—	607
Prepaid expenses	(3,007)	(1,497)
Restricted cash	—	(27)
Other assets	232	910
Accounts payable and accrued liabilities	(5,853)	1,074
Advance rents, security deposits and other liabilities	70	88
Deferred income	213	(316)

Net cash provided by operating activities	13,934	9,617

Cash flow from investing activities:
Change in restricted cash	—	(2,000)
Acquisition of real estate	—	(10,924)
Additions to property and equipment	(59,165)	(35,647)

Cash used in investing activities	(59,165)	(48,571)

Cash flow from financing activities:
Credit facility proceeds	58,000	33,500
Payment of deferred financing costs	(367)	(424)
Payment of cash dividend	(6,953)	—
Distribution to noncontrolling interest	(2,012)	—
Principal payments on capital lease obligation	(174)	(163)
Scheduled mortgage principal debt repayments	(545)	(761)

Net cash provided by financing activities	47,949	32,152

Net increase (decrease) in cash and cash equivalents	2,718	(6,802)
Cash and cash equivalents, beginning of period	5,210	8,232

Cash and cash equivalents, end of period	$7,928	$1,430

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$1,374	$5,162

Noncash investing and financing activities:
Accrued capital additions	$36,185	$23,406

See accompanying notes to financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

QTS Realty Trust, Inc. (the “Company”) through its controlling interest in QualityTech, L.P. (the “Operating Partnership”) and the subsidiaries of the Operating Partnership, is engaged in the business of owning, acquiring, redeveloping and managing multi-tenant data centers. As of March 31, 2014 the Company’s portfolio consists of 10 properties with data centers located throughout the continental United States.

The Company was formed as a Maryland corporation on May 17, 2013. On October 15, 2013, the Company completed its initial public offering of 14,087,500 shares of Class A common stock, $0.01 par value per share (the “IPO”), including shares issued pursuant to the underwriters’ option to purchase additional shares, which was exercised in full, and received net proceeds of approximately $279 million. The Company intends to elect to be taxed as a real estate investment trust (“REIT”), for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2013.

Concurrently with the completion of the IPO, the Company consummated a series of transactions, including the merger of General Atlantic REIT, Inc. with the Company, pursuant to which it became the sole general partner and majority owner of the Quality Tech, LP, a Delaware limited partnership (the “Operating Partnership”). The Company contributed the net proceeds received from the IPO to the Operating Partnership in exchange for partnership units therein. As of March 31, 2014, the Company owned approximately 78.8% of the interests in the Operating Partnership. Substantially all of the Company’s assets are held by, and the Company’s operations are conducted through, the Operating Partnership. The Company’s interest in the Operating Partnership entitles the Company to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership. As the sole general partner of the Operating Partnership, the Company generally has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners. The Company’s board of directors manages the Company’s business and affairs.

2.	Summary of Significant Accounting Policies

Basis of Presentation – The accompanying financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The Interim Condensed Consolidated Statement of Operations and Comprehensive Income and the Statement of Cash Flows of the Company for the three months ended March 31, 2014 and the Balance Sheets as of March 31, 2014 and December 31, 2013 present the accounts of QTS Realty Trust, Inc. and its majority owned subsidiaries. The Interim Condensed Consolidated Statement of Operations and Comprehensive Income and the Statement of Cash Flows for the three months ended March 31, 2013 present the accounts of QualityTech, LP and its majority owned subsidiaries (the “Historical Predecessor”).

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets, allowances for doubtful accounts and deferred tax assets and the valuation of derivatives, real estate assets, acquired intangible assets and certain accruals.

Principles of Consolidation – The consolidated financial statements include the accounts of QTS Realty Trust, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the financial statements.

Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. The aggregate depreciation charged to operations was $10.2 million and $8.5 million for the three months ended March 31, 2014 and 2013, respectively. The Company capitalizes certain development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset is ready for its intended use. Capitalization of such costs, excluding interest, aggregated to $2.2 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively. Interest is capitalized during the period of development by first applying the Company’s actual borrowing rate on the related asset and second, to the extent necessary, by applying the Company’s weighted average effective borrowing rate to the actual development and other costs expended during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $1.6 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively.

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

Intangible assets and liabilities include in-place leases and customer relationships.

Acquired in-place leases are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Amortization of acquired in place lease costs, including write-offs for terminated leases totaled $0.6 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

Acquired customer relationships are amortized as amortization expense on a straight-line basis over the expected life of the customer relationship. Amortization of acquired customer relationships totaled $0.3 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.

Impairment of Long-Lived and Intangible Assets – The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is generally measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. No impairment losses were recorded for the three months ended March 31, 2014 and 2013, respectively.

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

Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Amortization of the deferred financing costs was $0.6 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively. In addition, during the three months ended March 31, 2013, the Company wrote off unamortized financing costs of $1.1 million in connection with an asset securitization which the Company did not pursue due to the expansion of the credit facility. Deferred financing costs, net of accumulated amortization are as follows:

	March 31,
	2014	December 31,
(dollars in thousands)	(unaudited)	2013
Deferred financing costs	$9,526	$9,159
Accumulated amortization	(2,450)	(1,867)

Deferred financing costs, net	$7,076	$7,292

Deferred leasing costs consist of external fees and internal costs incurred in the successful negotiations of leases and are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $1.3 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively. Deferred leasing costs, net of accumulated amortization are as follows:

	March 31,
	2014	December 31,
(dollars in thousands)	(unaudited)	2013
Deferred leasing costs	$19,282	$17,374
Accumulated amortization	(7,201)	(5,516)

Deferred leasing costs, net	$12,081	$11,858

Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. The Company records this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $8.1 million and $7.9 million as of March 31, 2014 and December 31, 2013, respectively. Additionally, $1.2 million and $1.1 million of deferred income was amortized into revenue for the three months ended March 31, 2014 and 2013, respectively.

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

Equity-based Compensation –All equity-based compensation is measured at fair value on the grant date or date of modification, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as a liability or as equity in the consolidated balance sheets. Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification. Equity-based compensation expense net of forfeited and repurchased awards acquired of $0.9 million and $0.4 million was recorded for the three months ended March 31, 2014 and 2013, respectively.

Rental Revenue – The Company, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $3.1 million and $2.9 million as of March 31, 2014 and December 31, 2013, respectively. Rental revenue also includes amortization of set-up fees which are amortized over the term of the respective lease as discussed above.

Allowance for Uncollectible Accounts Receivable – Rents receivable are recognized when due and are carried at cost, less an allowance for doubtful accounts. The Company records a provision for losses on rents receivable equal to the estimated uncollectible accounts, which is based on management’s historical experience and a review of the current status of the Company’s receivables. As necessary, the Company also establishes an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. The aggregate allowance for doubtful accounts was $1.3 million and $0.9 million as of March 31, 2014 and December 31, 2013, respectively.

Capital Lease – The Company evaluates leased real estate to determine whether the lease should be classified as a capital or operating lease in accordance with U.S GAAP.

The Company periodically enters into capital leases for certain equipment. The outstanding liabilities for the capital leases were $2.7 million and $2.5 million as of March 31, 2014 and December 31, 2013, respectively. Depreciation related to the associated assets is included in depreciation and amortization expense in the Statements of Operations and Comprehensive Income (Loss).

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

Customer Concentrations – As of March 31, 2014, two of the Company’s customers represented 8.0% and 5.5%, respectively, of its total monthly rental revenue. No other customers exceeded 5% of total monthly rental revenue.

As of March 31, 2014, six of the Company’s customers exceeded 5% of total accounts receivable. In aggregate, these six customers accounted for 39.5% of total accounts receivable. None of these six customers individually exceeded 10% of total accounts receivable.

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

The Company’s tax provision has not changed materially subsequent to December 31, 2013. The Company is not currently under examination by the Internal Revenue Service.

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

Financial assets and liabilities measured at fair value in the financial statements on a recurring basis consist of the Company’s derivatives. The fair values of the derivatives are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded as of March 31, 2014 and December 31, 2013 that the fair value associated to “significant unobservable inputs” for risk of non-performance was insignificant to the overall fair value of the derivative agreements and, as a result, have determined that the relevant inputs for purposes of calculating the fair value of the derivative agreements, in their entirety, were based upon “significant other observable inputs.” The Company determined the fair value of derivatives using level 2 inputs. These methods of assessing fair value result in a general approximation of value, and such value may never be realized.

The Company’s financial instruments held at fair value are presented below as of March 31, 2014 and December 31, 2013 (dollars in thousands):

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
March 31, 2014
Financial Liabilities:
Interest rate swap liability(1)	$320	$—	$320	$—
December 31, 2013
Financial Liabilities:
Interest rate swap liability(1)	$453	$—	$453	$—

(1)	The Company used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swaps. The fair value measurement of the interest rate swaps have been classified as Level 2.

New Accounting Pronouncement

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. The new guidance narrows the definition of discontinued operations to disposals that represent a strategic shift in operations and requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for annual and interim reporting periods beginning on and after December 15, 2014. Early adoption is permitted. Adoption of this standard will currently have no effect on the Company’s financial statements.

3.	Acquisition of Real Estate

In February 2013, the Company completed its acquisition of a site in Dallas, Texas for an aggregate purchase price of $21.2 million, which included transaction costs of $0.6 million that were capitalized. The Company paid cash of $10.25 million for the Dallas facility in February 2013. In connection with the transaction, the Company also obtained $10.25 million of seller-financed debt that was repaid in June 2013. Upon completion of the redevelopment, the former 700,000 square foot semiconductor plant will be converted into a data center facility on the existing campus. In accordance with ASC 805, the Company accounted for this acquisition as an asset purchase.

4.	Real Estate Assets and Construction in Progress

The following is a summary of properties owned or leased by the Company as of March 31, 2014 and 2013 (in thousands):

As of March 31, 2014:

Property Location	Land	Buildings and Improvements	Construction in Progress	Total Cost
Owned Properties
Suwanee, Georgia (Atlanta-Suwanee)	$3,521	$127,143	4,513	$135,177
Atlanta, Georgia (Atlanta-Metro)	15,397	308,935	37,432	361,764
Santa Clara, California*	—	87,415	1,276	88,691
Richmond, Virginia	2,180	109,018	69,958	181,156
Sacramento, California	1,481	52,975	4,484	58,940
Dallas, Texas	5,808	—	65,036	70,844
Miami, Florida	1,777	27,569	—	29,346
Lenexa, Kansas	437	3,172	—	3,609
Wichita, Kansas	—	1,409	—	1,409

	30,601	717,636	182,699	930,936

Leased Properties
Jersey City, New Jersey	—	24,689	—	24,689
Overland Park, Kansas	—	776	—	776

	—	25,465	—	25,465

	$30,601	$743,101	$182,699	$956,401

*	Owned facility subject to long-term ground sublease.

As of December 31, 2013:

Property Location	Land	Buildings and Improvements	Construction in Progress	Total Cost
Owned Properties
Suwanee, Georgia (Atlanta-Suwanee)	$3,521	$126,486	3,270	$133,277
Atlanta, Georgia (Atlanta-Metro)	15,397	296,547	32,456	344,400
Santa Clara, California*	—	86,544	1,249	87,793
Richmond, Virginia	2,180	108,979	67,155	178,314
Sacramento, California	1,481	52,841	4,273	58,595
Dallas, Texas	5,808	—	38,501	44,309
Miami, Florida	1,777	27,553	—	29,330
Lenexa, Kansas	437	3,298	—	3,735
Wichita, Kansas	—	1,409	—	1,409

	30,601	703,657	146,904	881,162

Leased Properties
Jersey City, New Jersey	—	23,811	—	23,811
Overland Park, Kansas	—	762		762

	—	24,573	—	24,573

	$30,601	$728,230	$146,904	$905,735

*	Owned facility subject to long-term ground sublease.

5.	Credit Facilities and Mortgage Notes Payable

Below is a listing of our outstanding debt, excluding capital leases, as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014 (Unaudited)	December 31, 2013
Unsecured Credit Facility	$314,500	$256,500

Richmond Credit Facility	70,000	70,000

Atlanta-Metro Equipment Loan	18,294	18,839

Total	$402,794	$345,339

(a) Unsecured Credit Facility – On May 1, 2013, the Company entered into an unsecured credit facility agreement with a syndicate of financial institutions in which KeyBank National Association serves as administrative agent (the “Unsecured Credit Facility”). Proceeds from the Unsecured Credit Facility were used to repay the Company’s prior secured credit facility. This unsecured credit facility has a term loan of $225 million, with a term of five years, and initially had a revolving credit facility of $350 million, with a term of four years, for an aggregate borrowing capacity of $575 million. The credit facility also provides for a $100 million accordion feature that could increase the amount of the facility up to $675 million, subject to certain conditions, including the consent of the administrative agent and obtaining necessary commitments.

The Unsecured Credit Facility requires monthly interest payments and requires the Company to comply with various quarterly covenant requirements relating to debt service coverage ratio, fixed charge ratio, leverage ratio and tangible net worth and various other operational requirements. In connection with the Unsecured Credit Facility, as of March 31, 2014, the Company had an additional $3 million letter of credit outstanding.

Amounts outstanding under the unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will range, depending upon our leverage ratio, from 2.10% to 2.85% for LIBOR loans or 1.10% to 1.85% for base rate loans. As of March 31, 2014, the weighted average interest rate for amounts outstanding under our credit facility was 2.26%.

In February 2014, the Company expanded the capacity of its unsecured revolving credit facility by $50 million, increasing the unsecured revolving credit facility capacity to $400 million. In April 2014, the Company amended the credit facility to allow the Company to prepay the term loan with proceeds of any new unsecured debt until the outstanding balance is equal to or less than $150 million, rather than prepay the entire $225 million of the term loan as was previously required.

(b) Richmond Credit Facility – In December 2012, the Company entered into a credit facility secured by the Company’s Richmond data center (the “Richmond Credit Facility”). This credit facility had a total borrowing capacity of $80 million at December 31, 2012, which was increased to $100 million in January 2013. This credit facility also includes an accordion feature that allows the Company to increase the size of the credit facility up to $125 million and requires the Company to comply with covenants similar to the Unsecured Credit Facility. This credit facility bears interest at variable rates ranging from LIBOR plus 4.0% to LIBOR plus 4.5%. The interest rate at March 31, 2014 was LIBOR plus 4.00%, or 4.15% per annum based on the Company’s overall leverage ratio as defined in the agreement, and the loan has a stated maturity date of December 18, 2015 with an option to extend for one additional year.

(c) Atlanta-Metro Equipment Loan – On April 9, 2010, the Company entered into a $25 million loan to finance equipment related to an expansion project at the Company’s Atlanta-Metro data center (the “Atlanta-Metro Equipment Loan”). The loan originally featured monthly interest-only payments but now requires monthly interest and principal payments. The loan bears interest at 6.85%, amortizes over ten years and matures on June 1, 2020.

The annual remaining principal payment requirements as of March 31, 2014 per the contractual maturities and excluding extension options are as follows (in thousands):

2014	$1,694
2015	72,397
2016	2,567
2017	92,248
2018	227,943
Thereafter	5,945

Total	$402,794

As of March 31, 2014, the Company was in compliance with all of its covenants.

6.	Interest Rate Derivative Instruments

The Company entered into interest rate cap and swap agreements with a notional amount of $150 million on February 8, 2012, which are designated as cash flow hedges for hedge accounting. In addition, an interest rate cap of an additional $50 million was in place as of December 31, 2013 with a capped LIBOR rate of 3% through December 18, 2015. For derivative instruments that are accounted for as hedges, the change in fair value for the effective portions of qualifying hedges is recorded through other comprehensive income (loss). The total unrealized gain recorded in other comprehensive income (loss) was $0.1 million and $0.1 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

Interest expense related to payments on interest rate swaps for the three months ended March 31, 2014 and March 31, 2013 were $0.2 million and $0.1 million, respectively.

As of March 31, 2014 and December 31, 2013 the value of the interest rate swaps was a liability of $0.3 million and $0.5 million, respectively. These values were determined using Level 2 inputs within the valuation hierarchy.

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

8.	Partners’ Capital, Equity and Incentive Compensation Plans

The Company has the full power and authority to do all the things necessary to conduct the business of the Operating Partnership.

As of March 31, 2014, the Operating Partnership had three classes of limited partnership units outstanding: Class A units of limited partnership interest (“Class A units”), Class RS LTIP units of limited partnership interest (“Class RS units”) and Class O LTIP units of limited partnership units (“Class O Units”). The Class A Units are redeemable at any time on or after one year following the later of the beginning of the first full calendar month following the completion of the IPO or the date of initial issuance. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class RS units or Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Plan”). Class RS units and Class O units may be subject to vesting and are pari passu with Class A units. Vested Class RS units and Class O units are convertible into Class A units based on formulas contained in the partnership agreement of the Operating Partnership.

In connection with its IPO, the Company issued Class A common stock and Class B common stock. Class B common stock entitles the holder to 50 votes per share and was issued to enable the Company’s Chief Executive Officer to exchange 2% of his Operating Partnership units so he may have a vote proportionate to his economic interest in the Company. Also in connection with its IPO, the Company adopted the QTS Realty Trust, Inc. 2013 Equity Incentive plan (the “2013 Equity Incentive Plan”), which authorized 1.75 million shares to be issued under the plan, including options to purchase Class A common stock, restricted Class A common stock, Class O units and Class RS units.

The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the three months ended March 31, 2014:

	2010 Equity Incentive Plan					2013 Equity Incentive Plan
	Number of Class O units	Weighted average exercise price	Weighted average fair value	Number of Class RS units	Weighted average price	Options	Weighted average exercise price	Weighted average fair value	Restricted Stock	Weighted average price
Outstanding at December 31, 2013	1,622,747	$23.44	$3.84	173,750	$—	367,910	$21.00	$3.50	108,629	$21.00

Granted	—	—	—	—	—	230,539	25.51	4.94	44,000	25.51
Exercised	—	—	—	—	—	—	—		—	—
Released from restriction	—	—	—	(1,250)	—	—	—		—	—
Cancelled/Expired	—	—	—	—	—	—	—	—	—	—

Outstanding at March 31, 2014	1,622,747	$23.44	$3.84	172,500	$—	598,449	$22.74	$4.05	152,629	$22.30

The assumptions and fair values for restricted stock and options to purchase shares of Class A common stock granted for the three months ended March 31, 2014 is included in the following table on a per unit basis. Class O units and options to purchase shares of Class A common stock were valued using the Black-Scholes model.

Three months ended March 31, 2014
Fair value of restricted stock granted	$25.51
Fair value of options granted	$4.93-$ 5.08
Expected term (years)	5.5-6.1
Expected volatility	33%
Expected dividend yield	4.55%
Expected risk-free interest rates	1.7-1.9%

The following table summarizes information about awards outstanding as of March 31, 2014.

	Operating Partnership Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Class RS Units	$—	172,500	2
Class O Units	$20-25	1,622,747	2

Total Operating Partnership awards outstanding		1,795,247

	QTS Realty Trust, Inc. Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Restricted stock	$—	152,629	4
Options to purchase Class A common stock	21-25.51	598,449	2

Total QTS Realty Trust, Inc awards outstanding		751,078

All nonvested LTIP unit awards are valued as of the grant date and generally vest ratably over a defined service period. Certain nonvested LTIP unit awards vest on the earlier of achievement by the Company of various performance goals or specified dates in 2015 and 2016. As of March 31, 2014 nonvested awards outstanding were 1.0 million ,0.1 million, 0.2 million and 0.6 million for the Class O units, Class RS units, restricted Class A common stock and options to purchase Class A common stock, respectively. As of March 31, 2014 the Company had $9.7 million of unrecognized equity-based compensation expense which will be recognized over the remaining vesting period of up to 4 years. The total intrinsic value of the awards outstanding at March 31, 2014 was $10.3 million.

In January 2014 the Company paid a dividend to common stockholders of $0.24 per common share and the Operating Partnership made a distribution to its partners of $0.24 per unit in an aggregate amount of $9.0 million. On February 13, 2014, the Company’s Board of Directors authorized payment of a regular quarterly cash dividend of $0.29 per common share, which was subsequently paid on April 8, 2014, to stockholders of record as of the close of business on March 20, 2014.

9.	Related Party Transactions

The Company periodically executes transactions with entities affiliated with its Chairman and Chief Executive Officer. Such transactions include automobile, furniture and equipment purchases as well as building operating lease payments and an allocation of insurance expense and reimbursement at the related party’s cost for the use of a private aircraft service by our officers and directors.

The transactions which occurred during the three months ended March 31, 2014 and 2013 are outlined below (in thousands):

	Three months ended
	March 31,
(dollars in thousands)	2014	2013
Tax, utility, insurance and other reimbursement	$51	$93
Rent expense	262	143
Capital assets acquired	47	—

Total	$360	$236

Certain employees of the Company provided services to companies outside the consolidated group for which the Company is not reimbursed. These amounts were not material for either of the three months ended March 31, 2014 and 2013. This activity was discontinued by the Company during the second quarter of 2013.

10.	Noncontrolling Interest

Concurrently with the completion of the IPO, QTS Realty Trust, Inc. consummated a series of transactions pursuant to which the Company became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership.

Commencing at the beginning of the first calendar month following the first anniversary of the completion of the IPO, at the election of the owners of the noncontrolling interest, the Class A units will be redeemable for cash or, at the election of QTS Realty Trust, Inc., common stock of QTS Realty Trust, Inc. on a one-for-one basis.

11.	Earnings per share

Basic income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share adjusts basic income (loss) per share for the effects of potentially dilutive common shares.

(in thousands, except per share data)	Three months ended March 31, 2014
Net income available to common stockholders	$4,198
Weighted average shares outstanding—basic	29,017
Net income per share—basic	$0.14

Net income	$5,328
Weighted average shares outstanding—diluted (1)	36,889
Net income per share—diluted	$0.14

(1)	Includes 7,873 units of the Operating Partnership and excludes 231 options to purchase Class A common stock that were antidilutive in the three months ended March 31, 2014.

12.	Customer Leases, as Lessor

Future minimum lease payments to be received under non-cancelable operating customer leases (exclusive of recoveries of operating costs from customers) are as follows for the years ending December 31 (in thousands):

Period Ending December 31,
2014 (April - December)	$119,591
2015	132,235
2016	102,064
2017	73,706
2018	55,649
Thereafter	59,306

Total	$542,551

13.	Fair Value of Financial Instruments

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

Credit facilities and mortgage notes payable: The fair value of the Company’s floating rate mortgage loans was estimated using Level 2 “significant other observable inputs” such as available market information based on borrowing rates that the Company believes it could obtain with similar terms and maturities. At March 31, 2014, the fair value of the Atlanta-Metro Equipment Loan, based on current market rates, was approximately $17.6 million. The Company’s Unsecured Credit Facility and Richmond Credit Facility did not have interest rates which were materially different than current market conditions and therefore, the fair value of each of the credit facilities approximated the carrying value of each note.

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

14.	Subsequent Events

On April 8, 2014, the Company paid its regular quarterly cash dividend of $0.29 per common share to stockholders of record as of the close of business on March 20, 2014.

On April 11, 2014, the Company amended the credit agreement governing its Unsecured Credit Facility to require the Company to use proceeds of any new unsecured debt of the Operating Partnership, the Company or any of their respective subsidiaries to prepay term loans under the agreement until the outstanding balance of the term loans is equal to or less than $150 million, rather than requiring prepayment in full.

In April 2014, the Company decided to reduce the number of employees, primarily located in its New Jersey market. Those positions will be relocated to the new operations center in Suwanee, GA and its corporate headquarters in Overland Park, KS. This will result in an estimated aggregate, non-recurring charge of approximately $1.5 million, of which approximately $1.3 million is expected to occur in the second quarter of 2014 and the remainder will impact third quarter 2014 results.

On May 6, 2014, the Company’s Board of Directors authorized payment of a regular quarterly cash dividend of $0.29 per common share, payable on July 8, 2014, to stockholders of record as of the close of business on June 20, 2014.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the financial condition and results of operations of QTS Realty Trust, Inc. for the three months ended March 31, 2014 and our predecessor, QualityTech, LP, for the three months ended March 31, 2013. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes contained elsewhere in this Form 10-Q.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and Item 1A. “Risk Factors” of this Form 10-Q.

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

We operate a portfolio of 10 data centers across seven states, located in some of the top U.S. data center markets plus other high-growth markets. Our data centers are highly specialized, full-service, mission-critical facilities used by our customers to house, power and cool the networking equipment and computer systems that support their most critical business processes. We believe that our data centers are best-in-class and engineered to among the highest specifications commercially available to customers, providing fully redundant, high-density power and cooling sufficient to meet the needs of major national and international companies and organizations. This is in part reflected by our operating track record of “five-nines” (99.999%) reliability and by our diverse customer base of more than 800 customers, including financial institutions, healthcare companies, government agencies, communications service providers, software companies and global Internet companies.

We are a Maryland corporation formed on May 17, 2013. On October 15, 2013, we completed our initial public offering (“IPO”) of Class A common stock, $0.01 par value per share. Our Class A common stock trades on the New York Stock Exchange under the ticker symbol “QTS.” Concurrently with the completion of the IPO, we consummated a series of transactions pursuant to which we became the sole general partner and majority owner of Quality Tech, LP, our operating partnership. We contributed the net proceeds of the IPO to the operating partnership in exchange for units of limited partnership interest. As of March 31, 2014, we owned an approximate 78.8% ownership interest in the operating partnership. Substantially all of our assets are held by, and our operations are conducted through, the operating partnership.

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

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of March 31, 2014, only two of our more than 800 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 8% of our MRR. In addition, approximately 47% of our MRR was attributable to customers who use more than one of our 3Cs products.

Our Portfolio

We operate 10 data centers located in seven states, containing an aggregate of approximately 3.8 million gross square feet of space (approximately 92% of which is wholly owned by us), including approximately 1.8 million “basis-of-design” raised floor square feet, which represents the total data center raised floor potential of our existing data center facilities. This represents the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the configuration that we deploy. As of March 31, 2014, this space included approximately 740,109 raised floor operating net rentable square feet, or NRSF, plus approximately 1.1 million square feet of additional raised floor in our development pipeline, of which approximately 138,000 NRSF is expected to become operational by December 31, 2014. Our facilities collectively have access to over 500 MW of gross utility power with 390 MW of available utility power. We believe such access to power gives us a competitive advantage in redeveloping data center space, since access to power is usually the most limiting and expensive component in data center redevelopment.

The following table presents an overview of the portfolio of operating properties that we own or lease, based on information as of March 31, 2014:

Property	Year Acquired(1)	Gross Square Feet(2)	Operating Net Rentable Square Feet (Operating NRSF)(3)						Available Utility Power (MW)(9)	Basis of Design Raised Floor NRSF	% Raised Floor Developed
			Raised Floor(4)	Office & Other(5)	Supporting Infrastructure(6)	Total	% Leased(7)	Annualized Rent(8)

Richmond, VA	2010	1,318,353	84,511	27,214	113,091	224,816	80.1%	$14,957,828	110	556,595	15.2%
Atlanta, GA (Metro)	2006	968,695	342,568	28,851	308,527	679,946	99.6%	$66,939,876	72	527,216	65.0%
Dallas, TX	2013	698,000	—	—	—	—	N/A %	$0	140	292,000	—
Suwanee, GA	2005	367,322	155,422	5,981	99,760	261,163	85.1%	$43,088,938	36	214,422	72.5%
Santa Clara, CA**	2007	135,322	55,494	1,347	45,721	102,562	96.3%	$20,906,658	11	80,347	69.1%
Jersey City, NJ*	2006	122,448	31,503	14,220	40,944	86,667	75.6%	$10,705,539	7	52,744	59.7%
Sacramento, CA	2012	92,644	45,595	2,947	25,535	74,077	89.2%	$12,923,358	8	57,906	78.7%
Overland Park, KS*	2003	32,706	2,493	0	5,338	7,831	80.3%	$698,442	1	2,493	100.0%
Miami, FL	2008	30,029	19,887	0	6,592	26,479	60.2%	$4,427,636	4	19,887	100.0%
Wichita, KS	2005	14,000	2,636	2,854	8,510	14,000	100.0%	$239,220	1	2,636	100.0%

Total		3,779,519	740,109	83,414	654,018	1,477,541	92.6%	$174,887,495	390	1,806,246	41.0%

(1)	Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
(2)	With respect to our owned properties, gross square feet represents the entire building area. With respect to leased properties, gross square feet represents that portion of the gross square feet subject to our lease. This includes 172,319 square feet of QTS office and support space, which is not included in operating NRSF.
(3)	Represents the total square feet of a building that is currently leased or available for lease plus developed supporting infrastructure, based on engineering drawings and estimates, but does not include space held for redevelopment or space used for our own office space.
(4)	Represents management’s estimate of the portion of NRSF of the facility with available power and cooling capacity that is currently leased or readily available to be leased to customers as data center space based on engineering drawings.
(5)	Represents the operating NRSF of the facility other than data center space (typically office and storage space) that is currently leased or available to be leased.
(6)	Represents required data center support space, including mechanical, telecommunications and utility rooms, as well as building common areas.
(7)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of March 31, 2014 divided by leasable raised floor based on the current configuration of the properties (501,534 square feet as of March 31, 2014), expressed as a percentage.
(8)	The Company defines annualized rent as MRR multiplied by 12. The Company calculates MRR as monthly contractual revenue under executed contracts as of a particular date, which includes revenue from our Cl, C2 and C3 rental activities and cloud and managed services, but excludes customer recoveries, deferred set up fees and other one-time and variable revenues. MRR does not include the impact from booked not billed contracts as of a particular date, unless otherwise specifically noted. Annualized rent is presented for leases commenced as of March 31, 2014.
(9)	Represents installed utility power and transformation capacity that is available for use by the facility as of March 31, 2014.

*	Represents facilities that we lease.
**	Subject to long term ground lease.

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

Factors That May Influence Future Results of Operations and Cash Flows

Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of March 31, 2014, we had in place customer leases generating revenue for approximately 92% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental, cloud and managed services rates at our properties. Future economic downturns, regional downturns or downturns in the technology industry could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. Negative trends in one or more of these factors could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.

Leasing Arrangements. As of March 31, 2014, 20% of our MRR came from customers which individually occupied more than 6,600 square feet of space and which had metered power. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of March 31, 2014, 80% of our MRR was leased to customers which individually occupied less than 6,600 square feet of space, many of whom are billed on a gross lease basis. Under a gross lease, the customer pays us a fixed rent on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers access more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. Our leases on a gross lease basis generally have a term of three years or less.

Scheduled Lease Expirations. Our ability to minimize rental churn and customer downgrades at renewal and renew, lease and re-lease expiring space will impact our results of operations and cash flows. Leases representing approximately 12% and 10% of our total leased raised floor are scheduled to expire during the years ending December 31, 2014 (including all month-to-month leases) and 2015, respectively. These leases also represented approximately 25% and 21%, respectively, of our annualized rent as of March 31, 2014. At expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.

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

Operating Expenses. Our operating expenses generally consist of direct personnel costs, utilities, property and ad valorem taxes, insurance and site maintenance costs and rental expenses on our ground and building leases. In particular, our buildings require significant power to support the data center operations conducted in them. Although substantially all of our long-term leases—leases with a term greater than three years—contain reimbursements for certain operating expenses, we will not in all instances be reimbursed for all of our property operating expenses incurred. We also incur general and administrative expenses, including expenses relating to senior management, our in-house sales and marketing organization, cloud and managed services support personnel and legal, human resources, accounting and other expenses related to professional services. We also will incur additional expenses arising from being a publicly traded company, including employee equity-based compensation. Increases or decreases in our operating expenses will impact our results of operations and cash flows. We expect to incur additional operating expenses as we continue to expand.

General Leasing Activity

During the three months ended March 31, 2014, the Company entered into customer leases representing approximately $0.9 million of incremental MRR, net of downgrades (and representing approximately $10.5 million of annualized rent) at $1,195 per square foot. In addition, the Company incurred $2.9 million of leasing commissions related to new leasing activity for the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Company renewed leases with a total annualized rent of $5.0 million at an average rent per square foot of $770, which was 8.9% higher than the annualized rent prior to their respective renewals. Customers that renew with adjustments to square feet are reflected in the net leasing activity discussed above. The rental churn rate for the three months ended March 31, 2014, was 1.4%.

During the three months ended March 31, 2014, the Company commenced customer leases representing approximately $1.0 million of incremental MRR (and representing approximately $12.2 million of annualized rent) at $558 per square foot.

As of March 31, 2014, our booked-not-billed MRR balance (which represents customer leases that have been executed, but for which lease payments have not commenced as of March 31, 2014) was approximately $2.5 million, or $29.9 million of annualized rent. Of this booked-not-billed balance, approximately $7.4 million of annualized rent was attributable to new customers and approximately $22.5 million of annualized rent was attributable to existing customers. Of this booked-not-billed MRR balance, leases representing approximately $15.5 million of annualized MRR are scheduled to commence in 2014, which is expected to contribute approximately $9.6 million of incremental revenue in 2014.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following changes in revenues and expenses for the three months ended March 31, 2014 are that of the Company, while the changes in revenues and expenses for the three months ended March 31, 2013 are that of the Historical Predecessor (in thousands):

	Three Months Ended March 31, (unaudited)
	The Company	Historical Predecessor
	2014	2013	$ Change	% Change
Revenues:
Rental	$40,579	$33,806	$6,773	20%
Recoveries from customers	3,691	2,866	825	29%
Cloud and managed services	4,231	4,110	121	3%
Other	442	716	(274)	-38%

Total revenues	48,943	41,498	7,445	18%

Operating expenses:
Property operating costs	16,223	14,408	1,815	13%
Real estate taxes and insurance	1,218	1,113	105	9%
Depreciation and amortization	13,247	10,815	2,432	22%
General and administrative	10,778	9,594	1,184	12%
Transaction costs	64	—	64	*

Total operating expenses	41,530	35,930	5,600	16%

Operating income	7,413	5,568	1,845	33%

Other income and expense:
Interest income	8	6	2	33%
Interest expense	(2,065)	(6,550)	4,485	68%
Other expense	—	(1,098)	1,098	*

Income (loss) before taxes	5,356	(2,074)	7,430	358%
Tax expense of taxable REIT subsidiaries	(28)	—	(28)	*

Net income (loss)	$5,328	$(2,074)	$7,402	357%

*	not applicable for comparison

Revenues. Total revenues for the three months ended March 31, 2014 were $48.9 million compared to $41.5 million for the three months ended March 31, 2013. The increase of $7.4 million, or 18%, was primarily due to organic growth in our customer base. The increase of $6.9 million, or 18%, in combined rental and cloud and managed services revenue was primarily due to newly leased space as well as increases in rents from previously leased space, net of downgrades at renewal and rental churn.

In the fourth quarter of 2013, the Company reclaimed 66,000 square feet of space in our Atlanta-Metro facility. This space was substantially re-leased to an existing C1 customer, that began billing in January 2014 and will continue to ramp through the third quarter of 2014. During the three months ended March 31, 2014, we put in service 50,000 square feet of this space. The remaining 16,000 square feet of the reclaimed space is expected to be re-leased to C2 customers.

As of March 31, 2014, our data centers were 93% leased based on leasable raised floor of approximately 502,000 square feet, with an average annualized rent of $349 per leased raised floor square foot including cloud and managed services revenue, or $316 per leased raised floor square foot excluding cloud and managed services revenue. As of March 31, 2014, the average annualized rent for our C1 product, including managed services for our C1 product, was $180 per leased raised floor square foot, and the average annualized rent for our C2 product, including Cloud and managed services combined was $965 per leased raised floor square foot. As of March 31, 2013, our data centers were 87% leased based on leasable raised floor of approximately 555,000 square feet, with an average annualized rent of $338 per leased raised floor square foot including cloud and managed services revenue, or $300 per leased raised floor square foot excluding cloud and managed services revenue.

Higher recoveries from customers for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 were primarily due to increased utility costs at our Atlanta-Metro, Richmond and Sacramento data centers, which contributed $0.3 million, $0.2 million and $0.2 million to the increase, respectively. The $0.3 million decrease in other revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to lower sales of scrap metals and other unused materials.

Property Operating Costs. Property operating costs for the three months ended March 31, 2014 were $16.2 million compared to property operating costs of $14.4 million for the three months ended March 31, 2013, an increase of $1.8 million, or 13%. The breakdown of our property operating costs is summarized in the table below (in thousands):

	Three Months Ended March 31, (unaudited)
	The Company	Historical Predecessor
	2014	2013	$ Change	% Change
Property operating costs:
Direct payroll	$2,941	$3,013	$(72)	-2%
Rent	1,219	1,104	115	10%
Repairs and maintenance	1,152	1,179	(27)	-2%
Utilities	6,632	5,547	1,085	20%
Management fee allocation	1,951	1,651	300	18%
Other	2,328	1,914	414	22%

Total property operating costs	$16,223	$14,408	$1,815	13%

The increase in utilities expense was primarily attributable to higher utility costs associated with the ongoing expansions of our Atlanta-Metro, Atlanta-Suwanee, Santa Clara and Richmond data centers, which resulted in an aggregate increase of $1.1 million in utilities expense. The management fee allocation is based on 4% of cash rental revenues for each facility and reflects an allocation of internal charges to cover back-office and service-related costs associated with the day-to-day operations of our data center facilities, with a corresponding offset to general and administrative expenses. The increase in other operating expenses of $0.4 million was primarily due to increased outsourcing of our facility security personnel, which contributed to the decrease in direct payroll costs.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the three months ended March 31, 2014 were $1.2 million compared to $1.1 million for the three months ended March 31, 2013. The increase of $0.1 million, or 9%, was primarily attributable to the expansion of our Richmond data center.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2014 was $13.2 million compared to $10.8 million for the three months ended March 31, 2013. The increase of $2.4 million, or 22%, was primarily due to additional depreciation of $1.7 million associated with expansion of our Atlanta-Metro, Atlanta-Suwanee and Richmond data centers, and higher amortization expense related to a higher level of leasing commissions of $0.7 million.

General and Administrative Expenses. General and administrative expenses were $10.8 million for the three months ended March 31, 2014 compared to general and administrative expenses of $9.6 million for the three months ended March 31, 2013, an increase of $1.2 million, or 12%. Approximately $2.8 million of the total general and administrative expenses for the three months ended March 31, 2014 resulted from sales and marketing expenses, compared to $2.3 million for the three months ended March 31, 2013. The increase in general and administrative expenses was primarily attributable to higher professional fees of $0.5 million, higher personnel costs of $0.3 million, higher travel costs of $0.2 million and higher advertising and marketing expenses of $0.2 million. An increase in personnel costs of $0.3 million is primarily a result of expanding our senior management team and our sales and marketing organization in conjunction with the expansion of our data center facilities and formation of our enterprise, government and customer retention teams and development of our Cloud and Managed Services products. Total equity-based compensation expense was $0.9 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively. Our general and administrative expenses represented 22.0% of total revenues for the three months ended March 31, 2014 compared to 23.1% for the three months ended March 31, 2013.

Transaction Costs. For the three months ended March 31, 2014 we incurred $0.1 million in costs related to the examination of proposed acquisitions. Acquisition-related costs are expensed in the periods in which the costs are incurred and the services are received.

Interest Expense. Interest expense for the three months ended March 31, 2014 was $2.1 million compared to $6.6 million for the three months ended March 31, 2013. The decrease of $4.5 million, or 68%, was due to a decrease in our average debt balance of $158.3 million as a result of our IPO in October 2013, a reduction in the weighted average interest rate on our borrowings and higher capitalized interest during the period. During the second quarter of 2013, we replaced our $440 million secured credit facility with a $575 million unsecured credit facility. In addition, the interest rate spread over LIBOR on the unsecured credit facility was 165 basis points lower than the secured credit facility. The average debt balance for the three months ended March 31, 2014 was $389.3 million, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 3.75%. This compared to an average debt balance of $547.5 million for the three months ended March 31, 2013, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 5.49%. Interest capitalized in connection with our redevelopment activities during the three months ended March 31, 2014 and March 31, 2013 was $1.6 million and $1.0 million, respectively.

Other Expense/Income. Other expense for the three months ended March 31, 2013 was $1.1 million. This was due to a write-off of unamortized deferred financing costs in the first quarter of 2013 related to an asset securitization which we did not pursue.

Net Income (Loss). A summary of the components of the increase in net income of $7.4 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is as follows:

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$5.5
Increase in general and administrative expense	(1.2)
Increase in depreciation and amortization	(2.4)
Increase in transaction costs	(0.1)
Decrease in interest expense net of interest income	4.5
Decrease in other expense	1.1

Increase in net income	$7.4

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

FFO and Operating FFO

We consider funds from operations, or FFO, to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income (loss) and cash provided by operating activities as a measure of operating performance and liquidity. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (loss) (computed in accordance with GAAP), adjusted to exclude gains (or losses) from sales of property, real estate related depreciation and amortization and similar adjustments for unconsolidated partnerships and joint ventures. Our management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs.

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

A reconciliation of net income (loss) to FFO and Operating FFO is presented below:

	Three Months Ended
	March 31,
	2014	2013
FFO
Net income (loss)	$5,328	$(2,074)
Real estate depreciation and amortization	11,864	9,507

FFO	17,192	7,433

Operating FFO
Write off of unamortized deferred finance costs	—	1,098
Transaction costs	64	—

Operating FFO	$17,256	$8,531

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

A reconciliation of total revenues to recognized MRR in the period and MRR at period end is presented below:

	Three Months Ended
	March 31,
	2014	2013
Recognized MRR
Total period revenues (GAAP basis)	$48,943	$41,498
Less: Total period recoveries	(3,691)	(2,866)
Total period deferred setup fees	(1,219)	(1,062)
Total period other	(878)	(1,233)

Recognized MRR (in the period)	43,155	36,337

MRR
Total period revenues (GAAP basis)	$48,943	$41,498
Less: Total revenues excluding last month	(32,551)	(27,301)

Total revenues for last month of period	16,392	14,197
Less: Last month recoveries	(1,136)	(1,035)
Last month deferred setup fees	(410)	(366)
Last month other	(272)	(576)

MRR (at period end) *	$14,574	$12,220

*	Does not include our booked-not-billed MRR balance, which was $2.5 million and $2.3 million as of March 31, 2014 and 2013, respectively.

Net Operating Income (NOI)

We calculate net operating income (“NOI”), as net income (loss), excluding interest expense, interest income, tax expense of taxable REIT subsidiaries, depreciation and amortization, write off of unamortized deferred financing costs, gain on extinguishment of debt, transaction costs, gain on legal settlement, gain (loss) on sale of real estate, restructuring charge and general and administrative expenses. We allocate a management fee charge of 4% of cash rental revenues as a property operating cost and a corresponding reduction to general and administrative expense to cover the day-to-day administrative costs to operate our data centers. The management fee charge of 4% is reflected as a reduction to net operating income.

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

A reconciliation of net income (loss) to NOI is presented below:

	Three Months Ended
	March 31,
	2014	2013
Net Operating Income (NOI)
Net income (loss)	$5,328	$(2,074)
Interest expense	2,065	6,550
Interest income	(8)	(6)
Depreciation and amortization	13,247	10,815
Write off of unamortized deferred finance costs	—	1,098
Tax expense of taxable REIT subsidiaries	28	—
Transaction costs	64	—
General and administrative expenses	10,778	9,594

NOI	$31,502	$25,977

Breakdown of NOI by facility:
Atlanta-Metro data center	$14,402	$12,184
Atlanta-Suwanee data center	8,174	6,784
Santa Clara data center	2,730	2,747
Richmond data center	3,047	2,267
Sacramento data center	2,324	1,924
Other data centers	825	71

NOI	$31,502	$25,977

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

Management uses EBITDA and Adjusted EBITDA as supplemental performance measures as they provide useful measures of assessing our operating results. Other companies may not calculate EBITDA or Adjusted EBITDA in the same manner. Accordingly, our EBITDA and Adjusted EBITDA may not be comparable to others. EBITDA and Adjusted EBITDA should be considered only as supplements to net income (loss) as measures of our performance and should not be used as substitutes for net income (loss), as measures of our results of operations or liquidity or as indications of funds available to meet our cash needs, including our ability to make distributions to our stockholders.

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is presented below:

	Three Months Ended
	March 31,
	2014	2013
EBITDA and adjusted EBITDA
Net income (loss)	$5,328	$(2,074)
Interest expense	2,065	6,550
Interest income	(8)	(6)
Tax expense of taxable REIT subsidiaries	28	—
Depreciation and amortization	13,247	10,815

EBITDA	20,660	15,285

Write off of unamortized deferred finance costs	—	1,098
Equity-based compensation expense	911	375
Transaction costs	64	—

Adjusted EBITDA	$21,635	$16,758

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

For the period April 1, 2014 through December 31, 2014, we expect that we will incur between $90 million and $140 million in capital expenditures in connection with the redevelopment of our data center facilities. We expect to spend between $80 million and $120 million of capital expenditures on redevelopment, and the remainder on recurring capital expenditures and capitalized overhead costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. We expect to fund these costs using operating cash flows and draws on our credit facilities which were partially paid down with the net proceeds of the initial public offering. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of such expenditures may vary. We continue to evaluate acquisition opportunities, but none are considered probable at this time and therefore the related expenditures are not currently included in these future estimates.

We expect to meet our short-term liquidity needs through operating cash flow, cash and cash equivalents and borrowings under our credit facilities.

Our cash paid for capital expenditures for the three months ended March 31, 2014 and 2013 are summarized in the table below (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Redevelopment	$52,628	$29,193
Personal property	626	80
Maintenance capital expenditures	73	759
Capitalized interest, commissions and other overhead costs	5,838	5,615

Total capital expenditures	$59,165	$35,647

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

Cash

As of March 31, 2014, we had $7.9 million of unrestricted cash and cash equivalents.

On January 7, 2014, we paid our first and prorated dividend to our stockholders in the amount of $7.0 million. In addition, on January 7, 2014, we made a distribution to the holders of Class A units of limited partnership of our operating partnership in an aggregate amount of approximately $2.0 million in connection with the quarterly dividend on our common stock.

On April 8, 2014, the Company paid its regular quarterly cash dividend of $0.29 per common share to stockholders of record as of the close of business on March 20, 2014.

Indebtedness

As of March 31, 2014, we had approximately $405.5 million of indebtedness, including capital lease obligations.

Unsecured Credit Facility. In May 2013, we entered into a $575 million unsecured credit facility comprised of a five-year $225 million term loan and a four-year $350 million revolving credit facility with a one year extension, subject to satisfaction of certain conditions. In February 2014, the Company expanded the capacity of its unsecured credit facility by $50 million, increasing the total unsecured revolving credit facility capacity to $400 million. The total credit facility may be increased to $675 million subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments, either through an increase to the term loan or revolving credit facility, or a combination of both. Amounts outstanding under the unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will range, depending upon our leverage ratio, from 2.10% to 2.85% for LIBOR loans or 1.10% to 1.85% for base rate loans. As of March 31, 2014, the interest rate for amounts outstanding under our credit facility was 2.26%. The unsecured credit facility includes certain financial covenants, including a leverage ratio of total indebtedness to gross asset value not in excess of 55%. The interest rate applied to the outstanding balance of the unsecured credit facility decreases incrementally for every 5% below the maximum leverage ratio. The availability under the revolving credit facility is the lesser of (i) $400 million, (ii) 55% of unencumbered asset pool capitalized value, (iii) the amount resulting in an unencumbered asset pool debt service ratio of 1.75 to 1.00, as defined, or (iv) the amount resulting in an unencumbered asset pool debt yield of 15%, less, in the case of (ii), (iii) and (iv), unsecured debt as defined in the revolving credit facility. The availability of funds under our unsecured credit facility depends on compliance with our covenants. As of March 31, 2014, we had outstanding $314.5 million of indebtedness out of a total of $625 million of available capacity under our revolving credit facility.

Richmond Secured Credit Facility. In December 2012, we entered into a $100 million credit facility secured by our Richmond data center. This credit facility has an accordion feature that allows us to increase the capacity up to $125 million subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments. This credit facility has a stated maturity date of December 18, 2015 with our option to extend, subject to satisfaction of certain conditions, for one additional year. This facility carries variable interest at rates ranging from LIBOR plus 4.0% to LIBOR plus 4.5% (for which the rate as of March 31, 2014 was LIBOR plus 4.00%, or 4.16% per annum), based on our overall leverage ratio as defined in the credit facility. This credit facility includes certain financial covenants, including a leverage ratio of total indebtedness to gross asset value not in excess of 55%. The interest rate applied to the outstanding balance of the credit facility decreases incrementally for every 5% below the maximum leverage ratio. As of March 31, 2014, the interest rate for amounts outstanding under the Richmond secured credit facility was 4.16%. The availability under this credit facility is the lower of (i) 55% of mortgaged property appraised value, (ii) the amount resulting in a borrowing base debt service ratio of 1.6 to 1.0 or (iii) the amount resulting in a borrower’s debt yield of 14.5%, in each case as defined in the credit facility. The availability of funds under our Richmond credit facility depends on compliance with our covenants. The proceeds from our Richmond credit facility may be used solely to finance the development of the Richmond property into a data center and to repay indebtedness under our unsecured credit facility described above. As of March 31, 2014, we had outstanding $70 million of indebtedness out of a total of $100 million of available capacity under our Richmond credit facility.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2014, including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (in thousands):

Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Operating Leases	$4,098	$5,470	$5,545	$5,618	$5,618	$67,547	$93,896
Capital Leases	609	1,083	670	255	88	23	2,728
Future principal payments of Indebtedness (1)	1,694	72,397	2,567	92,248	227,943	5,945	402,794

Total (2)	$6,401	$78,950	$8,782	$98,121	$233,649	$73,515	$499,418

(1)    Does not include letter of credit of $3.0 million outstanding as of March 31, 2014 under our unsecured credit facility.

(2)    Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facilities, mortgages, capital leases and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of March 31, 2014 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
	$12,134	$11,766	$8,717	$5,184	$1,453	$382	$39,636

Off-Balance Sheet Arrangements

We utilize derivatives to manage our interest rate exposure. Our interest rate swaps are designated as a cash flow hedge of future interest payments. During February 2012, we entered into two interest rate swaps with an aggregate notional amount of $150 million which qualified for hedge accounting treatment. We perform assessments of hedging effectiveness, and any ineffectiveness is recorded in interest expense. There was no ineffectiveness for the periods ended March 31, 2014 or 2013.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2014	2013
Cash Flow Data
Cash flow provided by (used for):
Operating activities	$13,934	$9,617
Investing activities	(59,165)	(48,571)
Financing activities	47,949	32,152

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Cash flow provided by operating activities was $13.9 million for the three months ended March 31, 2014, compared to $9.6 million for the three months ended March 31, 2013. The increased cash flow provided by operating activities of $4.3 million was primarily due to an increase in cash operating income of $9.8 million, partially offset by a decrease in cash flow associated with net changes in working capital of $5.5 million primarily relating to changes in accounts payable, accrued liabilities, accrued interest on member advances, restricted cash and rent and other receivables.

Cash flow used for investing activities increased by $10.6 million to $59.2 million for the three months ended March 31, 2014, compared to $48.6 million for the three months ended March 31, 2013. The increase was primarily due to higher cash paid for capital expenditures primarily related to redevelopment of our Dallas, Atlanta-Metro and Richmond data centers of $23.5 million, partially offset by lower net cash outflow for the acquisitions of $10.9 million and lower restricted cash of $2.0 million. These expenditures include capitalized soft costs such as interest, payroll and other costs to redevelop properties, which were, in the aggregate, $3.8 million and $2.7 million for the three months ended March 31, 2014 and 2013, respectively.

Cash flow provided by financing activities was $47.9 million for the three months ended March 31, 2014, compared to $32.2 million for the three months ended March 31, 2013. The increase was primarily due to higher net borrowings of $24.5 million under our unsecured credit facility in order to redevelop our data centers, partially offset by the payment of cash dividends to common stockholders of $7.0 million and the distribution to the unit holders of the Operating Partnership of $2.0 million.

Critical Accounting Policies

The Company applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the United States. Inherent in such policies are certain key assumptions and estimates made by management. Management periodically updates its estimates used in the preparation of the consolidated financial statements based on its latest assessment of the current and projected business and general economic environment. Information regarding the Company’s Critical Accounting Policies and Estimates is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our operating partnership also includes certain partners that are subject to a taxable income allocation, however, not entitled to receive recurring distributions. The partnership agreement does stipulate however, to the extent that taxable income is allocated to these partners that the partnership will make a distribution to these partners equal to the lesser of the actual per unit distributions made to Class A partners or an estimated amount to cover federal, state and local taxes on the allocated taxable income. No such distributions were made to these partners for the three months ended March 31, 2014 or 2013.

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

As of March 31, 2014, we had outstanding $384.5 million of consolidated indebtedness that bore interest at variable rates, of which $150 million was hedged utilizing interest rate swaps that have a fixed LIBOR rate of 0.5825% and expire in September 2014. An interest rate cap of an additional $50 million was in place as of March 31, 2014 with a capped LIBOR rate of 3% through December 18, 2015.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. LIBOR rates are not currently within 1% of our interest rate caps, therefore a 1% increase in interest rates would increase the interest expense on the $184.5 million of variable indebtedness outstanding as of March 31, 2014 that is not hedged by approximately $1.8 million annually. Conversely, a decrease in the LIBOR rate to 0% would decrease the interest expense on this $184.5 million of variable indebtedness outstanding by approximately $0.3 million annually based on the one month LIBOR rate of approximately 0.2% as of March 31, 2014.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended March 31, 2014, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of our business, we are subject to claims for negligence and other claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on us.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2014, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Effective May 1, 2014, our subsidiary, Quality Technology Services Lenexa, LLC (“Quality Lenexa”), entered into an amendment (the “Third Amendment”) to the lease dated January 1, 2009 by and between Quality Lenexa and Quality Investment Properties-Williams Center, L.L.C., as amended (the “Lease”). The Third Amendment amends the Lease for our Overland Park data center and corporate headquarters to, among other things, (i) decrease the office space we lease from 28,948 square feet to 27,074 square feet and proportionately decrease the rent due on the leased office space from $56,690 per month to $53,020 per month (or $636,239 per year), (ii) clarify that we are responsible for maintenance of the building, provided that the lessor will provide materials or supplies for the maintenance of sections of the building we do not lease or, alternatively, reimburse us for the cost of such materials, and (iii) allow the lessor to traverse the leased premises so it can access non-leased spaces and the amenities of the building. Except as amended by the Third Amendment, the remaining terms of the Lease remain in full force and effect.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement of QTS Realty Trust, Inc. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

3.2	Amended and Restated Bylaws of QTS Realty Trust, Inc. (Filed as Exhibit 3.2 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

4.1	Form of Specimen Class A Common Stock Certificate (Filed as Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.1	Second Amendment to Lease, dated December 1, 2013, by and between Quality Investment Properties-Williams Center, L.L.C. and Quality Technology Services Lenexa, LLC

10.2	Third Amendment to Lease, dated May 1, 2014, by and between Quality Investment Properties-Williams Center, L.L.C. and Quality Technology Services Lenexa, LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from QTS Realty Trust, Inc.’s Quarterly Report on Form 10-K for the three months ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets of QTS Realty Trust, Inc., (ii) condensed consolidated statements of operations and comprehensive income (loss) of QTS Realty Trust, Inc, (iii) condensed consolidated statements of equity of QTS Realty Trust, Inc, (iv) condensed consolidated statements of cash flow of QTS Realty Trust, Inc. and (v) the notes to the condensed consolidated financial statements of QTS Realty Trust, Inc.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: May 7, 2014	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: May 7, 2014	/s/ William Schafer
William Schafer
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)