Form 10-Q
period 2014-06-30
QTS Realty Trust, Inc.
filed 2014-08-14
CIK 1577368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 28,883,774 shares of Class A common stock, $0.01 par value per share, and 133,000 shares of Class B common stock, $0.01 par value per share, of the registrant outstanding on August 13, 2014.

QTS Realty Trust, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands except share data)

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Real Estate Assets
Land	48,576	$30,601
Buildings and improvements	829,057	728,230
Less: Accumulated depreciation	(157,202)	(137,725)

	720,431	621,106
Construction in progress	183,516	146,904

Real Estate Assets, net	903,947	768,010

Cash and cash equivalents	7,489	5,210
Rents and other receivables, net	12,574	14,434
Acquired intangibles, net	19,554	5,396
Deferred costs, net	23,076	19,150
Prepaid expenses	4,298	1,797
Other assets, net	19,989	17,359

TOTAL ASSETS	$990,927	$831,356

LIABILITIES
Mortgage notes payable	$87,739	$88,839
Unsecured credit facility	439,000	256,500
Capital lease obligations	4,441	2,538
Accounts payable and accrued liabilities	47,584	63,204
Dividends payable	10,657	8,965
Advance rents, security deposits and other liabilities	3,197	3,261
Deferred income	8,177	7,892
Derivative liability	159	453

TOTAL LIABILITIES	600,954	431,652

EQUITY
Common stock, $0.01 par value, 450,133,000 shares authorized, 29,016,774 and 28,972,774 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	290	289
Additional paid-in capital	320,390	318,834
Accumulated other comprehensive income (loss)	(124)	(357)
Accumulated deficit	(13,341)	(3,799)

Total stockholders’ equity	307,215	314,967
Noncontrolling interests	82,758	84,737

TOTAL EQUITY	389,973	399,704

TOTAL LIABILITIES AND EQUITY	$990,927	$831,356

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	The Company	Historical Predecessor	The Company	Historical Predecessor
	2014	2013	2014	2013
Revenues:
Rental	$41,966	$34,783	$82,545	$68,589
Recoveries from customers	3,852	3,456	7,543	6,322
Cloud and managed services	4,970	4,325	9,201	8,435
Other	550	376	992	1,092

Total revenues	51,338	42,940	100,281	84,438

Operating Expenses:
Property operating costs	16,529	14,884	32,752	29,292
Real estate taxes and insurance	1,118	1,090	2,336	2,203
Depreciation and amortization	13,817	11,246	27,064	22,061
General and administrative	11,473	9,696	22,251	19,290
Restructuring	1,046	—	1,046	—
Transaction costs	1,089	—	1,153	—

Total operating expenses	45,072	36,916	86,602	72,846

Operating income	6,266	6,024	13,679	11,592
Other income and expenses:
Interest income	—	7	8	13
Interest expense	(2,208)	(5,084)	(4,273)	(11,634)
Other (expense) income, net	(110)	(2,179)	(110)	(3,277)

Income (loss) before taxes	3,948	(1,232)	9,304	(3,306)
Tax expense of taxable REIT subsidiaries	(27)	—	(55)	—

Net income (loss)	3,921	(1,232)	9,249	(3,306)
Net income attributable to noncontrolling interests	(831)	—	(1,961)	—

Net income (loss) attributable to QTS Realty Trust, Inc	3,090	(1,232)	7,288	(3,306)
Unrealized gain on swap	127	140	232	212

Comprehensive income (loss)	$3,217	$(1,092)	$7,520	$(3,094)

Net income per share attributable to common shares:
Basic	$0.11	N/A	$0.25	N/A
Diluted	0.11	N/A	0.25	N/A
Weighted average common shares outstanding:
Basic	29,016,774	N/A	29,001,374	N/A
Diluted	37,009,746	N/A	36,934,210	N/A

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited and in thousands)

	Common stock		Additional	Accumulated other comprehensive	Accumulated	Total stockholders’	Noncontrolling
	Shares	Amount	paid-in capital	income (loss)	deficit	equity	interest	Total
Balance January 1, 2014	28,973	$289	$318,834	$(357)	$(3,799)	$314,967	$84,737	$399,704
Issuance of nonvested shares	44	1	(1)			—		—
Equity-based compensation expense			1,557			1,557	419	1,976
Other comprehensive loss				233		233	62	295
Dividend to shareholders					(16,830)	(16,830)		(16,830)
Distribution to noncontrolling interests						—	(4,421)	(4,421)
Net income					7,288	7,288	1,961	9,249

Balance June 30, 2014	29,017	$290	$320,390	$(124)	$(13,341)	$307,215	$82,758	$389,973

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the six months ended June 30, 2014 and 2013

	The Company	Historical Predecessor
	2014	2013
Cash flow from operating activities:
Net income (loss)	$9,249	$(3,306)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	25,668	21,003
Amortization of deferred loan costs	1,314	1,605
Equity-based compensation expense	1,976	795
Bad debt expense	269	105
Write off of deferred loan costs	110	2,031
Changes in operating assets and liabilities
Rents and other receivables, net	1,592	(1,178)
Prepaid expenses	(2,501)	(992)
Restricted cash	—	146
Other assets	(252)	(554)
Accounts payable and accrued liabilities	(7,996)	43
Advance rents, security deposits and other liabilities	(64)	163
Deferred income	285	129

Net cash provided by operating activities	29,650	19,990

Cash flow from investing activities:
Acquisition of real estate	(73,300)	(21,174)
Additions to property and equipment	(114,157)	(65,352)

Cash used in investing activities	(187,457)	(86,526)

Cash flow from financing activities:
Credit facility proceeds	182,500	55,506
Cash in transit	—	12,961
Payment of deferred financing costs	(924)	(3,783)
Payment of cash dividend	(15,368)	—
Distribution to noncontrolling interest	(4,654)	—
Principal payments on capital lease obligation	(367)	(328)
Scheduled mortgage principal debt repayments	(1,100)	(1,352)

Net cash provided by financing activities	160,087	63,004

Net increase (decrease) in cash and cash equivalents	2,279	(3,532)
Cash and cash equivalents, beginning of period	5,210	8,232

Cash and cash equivalents, end of period	$7,489	$4,700

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$2,973	$14,755

Noncash investing and financing activites:
Accrued capital additions	$32,638	$27,260

Member advances exchanged for LP units	$—	$10,000

See accompanying notes to financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

QTS Realty Trust, Inc. (the “Company”) through its controlling interest in QualityTech, L.P. (the “Operating Partnership”) and the subsidiaries of the Operating Partnership, is engaged in the business of owning, acquiring, redeveloping and managing multi-tenant data centers. Inclusive of the recently acquired Chicago facility, the Company’s portfolio consists of 12 properties with data centers located throughout the continental United States.

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

Concurrently with the completion of the IPO, the Company consummated a series of transactions, including the merger of General Atlantic REIT, Inc. with the Company, pursuant to which it became the sole general partner and majority owner of Quality Tech, LP, a Delaware limited partnership (the “Operating Partnership”). The Company contributed the net proceeds received from the IPO to the Operating Partnership in exchange for partnership units therein. As of June 30, 2014, the Company owned approximately 78.8% of the interests in the Operating Partnership. Substantially all of the Company’s assets are held by, and the Company’s operations are conducted through, the Operating Partnership. The Company’s interest in the Operating Partnership entitles the Company to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership. As the sole general partner of the Operating Partnership, the Company generally has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners. The Company’s board of directors manages the Company’s business and affairs.

2. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The Interim Condensed Consolidated Statements of Operations and Comprehensive Income and the Statements of Cash Flows of the Company for the three and six months ended June 30, 2014 and the Balance Sheets as of June 30, 2014 and December 31, 2013 present the accounts of QTS Realty Trust, Inc. and its majority owned subsidiaries. The Interim Condensed Consolidated Statement of Operations and Comprehensive Income and the Statement of Cash Flows for the three and six months ended June 30, 2013 present the accounts of QualityTech, LP and its majority owned subsidiaries (the “Historical Predecessor”).

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

Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. The aggregate depreciation charged to operations was $10.7 million and $9.0 million for the three months ended June 30, 2014 and 2013, respectively, and $20.9 million and $17.5 million for the six months ended June 30, 2014 and 2013, respectively. The Company capitalizes certain development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset is ready for its intended use. Capitalization of such costs, excluding interest, aggregated to $2.5 million and $2.2 for the three months ended June 30, 2014 and 2013, respectively, and $4.7 million and $3.9 million for the six months ended June 30, 2014 and 2013, respectively. Interest is capitalized during the period of development by first applying the Company’s actual borrowing rate on the related asset and second, to the extent necessary, by applying the Company’s weighted average effective borrowing rate to the actual development and other costs expended during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $1.8 million and $1.1 million for the three months ended June 30, 2014 and 2013, respectively, and $3.4 million and $2.1 million for the six months ended June 30, 2014 and 2013, respectively.

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

Acquired in-place leases are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Amortization of acquired in place lease costs, including write-offs for terminated leases totaled $0.6 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and $1.3 million and $1.0 million for the six months ended June 30, 2014 and 2013, respectively.

Acquired customer relationships are amortized as amortization expense on a straight-line basis over the expected life of the customer relationship. Amortization of acquired customer relationships totaled $0.3 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and $0.7 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively.

See Note 3 for discussion of the preliminary purchase price allocation for the New Jersey facility that the Company acquired on June 30, 2014.

Impairment of Long-Lived and Intangible Assets – The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is generally measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. No impairment losses were recorded for the three and six months ended June 30, 2014 and 2013, respectively.

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

Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Amortization of the deferred financing costs was $0.6 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively, and $1.2 million and $1.6 million for the six months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2014, the Company wrote off unamortized financing costs of $0.1 million in connection with the modification of its credit facility that is secured by the Richmond data center. During the three months ended June 30, 2013, the Company wrote off unamortized financing costs of $2.0 million in connection with the restructuring of its unsecured credit facility. During the six months ended June 30, 2013, in addition to the aforementioned $2.0 million write off, the Company wrote off unamortized financing costs of $1.3 million in connection with an asset securitization which the Company did not pursue. Deferred financing costs, net of accumulated amortization are as follows:

(dollars in thousands)	June 30, 2014 (unaudited)	December 31, 2013
Deferred financing costs	$9,973	$9,159
Accumulated amortization	(3,071)	(1,867)

Deferred financing costs, net	$6,902	$7,292

Deferred leasing costs consist of external fees and internal costs incurred in the successful negotiations of leases and are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $1.5 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively, and $2.8 million and $2.1 million for the six months ended June 30, 2014 and 2013, respectively. Deferred leasing costs, net of accumulated amortization are as follows:

(dollars in thousands)	June 30, 2014 (unaudited)	December 31, 2013
Deferred leasing costs	$20,298	$17,374
Accumulated amortization	(7,460)	(5,516)

Deferred leasing costs, net	$12,838	$11,858

Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. The Company records this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $8.2 million and $7.9 million as of June 30, 2014 and December 31, 2013, respectively. Additionally, $1.2 million and $1.1 million of deferred income were amortized into revenue for the three months ended June 30, 2014 and 2013, respectively, and $2.4 million and $2.2 million for the six months ended June 30, 2014 and 2013, respectively.

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

Equity-based Compensation – All equity-based compensation is measured at fair value on the grant date or date of modification, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as a liability or as equity in the consolidated balance sheets. Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification. Equity-based compensation expense net of forfeited and repurchased awards was $1.1 million and $0.4 million for the three months ended June 30, 2014, and 2013, respectively, and $2.0 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively.

Rental Revenue – The Company, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $3.2 million and $2.9 million as of June 30, 2014 and December 31, 2013, respectively. Rental revenue also includes amortization of set-up fees which are amortized over the term of the respective lease as discussed above.

Allowance for Uncollectible Accounts Receivable – Rents receivable are recognized when due and are carried at cost, less an allowance for doubtful accounts. The Company records a provision for losses on rents receivable equal to the estimated uncollectible accounts, which is based on management’s historical experience and a review of the current status of the Company’s receivables. As necessary, the Company also establishes an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. The aggregate allowance for doubtful accounts was $1.5 million and $0.9 million as of June 30, 2014 and December 31, 2013, respectively.

Capital Leases – The Company evaluates leased real estate to determine whether the lease should be classified as a capital or operating lease in accordance with U.S GAAP.

The Company periodically enters into capital leases for certain equipment. The outstanding liabilities for the capital leases were $4.4 million and $2.5 million as of June 30, 2014 and December 31, 2013, respectively. Depreciation related to the associated assets is included in depreciation and amortization expense in the Statements of Operations and Comprehensive Income (Loss).

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

Customer Concentrations – As of June 30, 2014, two of the Company’s customers represented 8.0% and 5.0%, respectively, of its total monthly rental revenue. No other customers exceeded 5% of total monthly rental revenue.

As of June 30, 2014, five of the Company’s customers exceeded 5% of total accounts receivable. In aggregate, these five customers accounted for 33.5% of total accounts receivable. None of these five customers individually exceeded 10% of total accounts receivable.

Income Taxes – The Company elected for one of its existing subsidiaries to be taxed as a taxable REIT subsidiary under the Internal Revenue Service real estate investment trust (the “IRS REIT”) tax regulations. The taxable REIT subsidiary is allocated income and expense based on IRS REIT tax regulations.

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

Fair Value Measurements – ASC Topic 820, Fair Value Measurements and Disclosures, emphasizes that fair-value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, a fair-value hierarchy is established that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair-value measurement is based on inputs from different levels of the fair-value hierarchy, the level in the fair-value hierarchy within which the entire fair-value measurement falls is based on the lowest level input that is significant to the fair-value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Financial assets and liabilities measured at fair value in the financial statements on a recurring basis consist of the Company’s derivatives. The fair values of the derivatives are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded as of June 30, 2014 and December 31, 2013 that the fair value associated to “significant unobservable inputs” for risk of non-performance was insignificant to the overall fair value of the derivative agreements and, as a result, have determined that the relevant inputs for purposes of calculating the fair value of the derivative agreements, in their entirety, were based upon “significant other observable inputs.” The Company determined the fair value of derivatives using Level 2 inputs. These methods of assessing fair value result in a general approximation of value, and such value may never be realized.

The Company’s financial instruments held at fair value are presented below as of June 30, 2014 and December 31, 2013 (dollars in thousands):

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
June 30, 2014
Financial Liabilities:
Interest rate swap liability(1)	$159	$—	$159	$—
December 31, 2013
Financial Liabilities:
Interest rate swap liability(1)	$453	$—	$453	$—

(1)	The Company used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swaps. The fair value measurement of the interest rate swaps have been classified as Level 2.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the current revenue recognition requirements in ASC 606, Revenue Recognition. Under this new guidance, entities should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This ASU also requires enhanced disclosures. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. Retrospective and modified retrospective application is allowed. The Company is currently assessing the impact of this amendment on its Consolidated Financial Statements.

3. Acquisition of Real Estate

On June 30, 2014 the Company completed the acquisition of a data center facility in New Jersey, from McGraw Hill Financial, Inc., for an aggregate cost of approximately $73.3 million. This facility is located on approximately 194 acres and consists of approximately 560,000 gross square feet, including approximately 58,000 square feet of raised floor, and 12 megawatts (“MW”) of gross power. This acquisition was funded with a draw on the unsecured revolving credit facility. Concurrently with acquiring this data center the Company entered into a 10 year lease for the facility’s 58,000 square feet of raised floor with Atos, an international information technology services company headquartered in Bezos, France. The lease includes a 15 year renewal at the option of Atos.

The Company accounted for this acquisition in accordance with ASC 805, Business Combinations as a business combination. The preliminary purchase price allocation was based on an assessment of the fair value of the assets acquired, and excludes acquisition-related costs which in accordance with ASC 805 were expensed as incurred.

The following table summarizes the consideration for the New Jersey facility and the preliminary allocation of the fair value of assets acquired as of June 30, 2014:

	New Jersey facility as of June 30, 2014	Weighted average useful life
Buildings	35,574	40
Land	17,976	N/A
Acquired Intangibles	16,114	10
Deferred Costs	3,335	10
Other	301	10

Total purchase price	$73,300

The purchase price allocation remains provisional pending completion of further valuation analysis. Any further revisions will be recorded as adjustments to the final purchase price allocation.

4. Real Estate Assets and Construction in Progress

The following is a summary of properties owned or leased by the Company as of June 30, 2014 and December 31, 2013 (in thousands):

As of June 30, 2014:

Property Location	Land	Buildings and Improvements	Construction in Progress	Total Cost
Owned Properties
Suwanee, Georgia (Atlanta-Suwanee)	$3,521	$131,966	2,468	$137,955
Atlanta, Georgia (Atlanta-Metro)	15,396	348,547	4,800	368,743
Santa Clara, California*	—	88,214	953	89,167
Richmond, Virginia	2,180	112,762	72,266	187,208
Sacramento, California	1,481	53,079	5,411	59,971
Princeton, New Jersey	17,976	35,865	—	53,841
Dallas, Texas	5,808	—	96,928	102,736
Miami, Florida	1,777	27,656	62	29,495
Lenexa, Kansas	437	3,127	—	3,564
Wichita, Kansas	—	1,409	—	1,409

	48,576	802,625	182,888	1,034,089

Leased Properties
Jersey City, New Jersey	—	25,653	628	26,281
Overland Park, Kansas	—	779	—	779

	—	26,432	628	27,060

	$48,576	$829,057	$183,516	$1,061,149

*	Owned facility subject to long-term ground sublease.

As of December 31, 2013:

Property Location	Land	Buildings and Improvements	Construction in Progress	Total Cost
Owned Properties
Suwanee, Georgia (Atlanta-Suwanee)	$3,521	$126,486	3,270	$133,277
Atlanta, Georgia (Atlanta-Metro)	15,397	296,547	32,456	344,400
Santa Clara, California*	—	86,544	1,249	87,793
Richmond, Virginia	2,180	108,979	67,155	178,314
Sacramento, California	1,481	52,841	4,273	58,595
Dallas, Texas	5,808	—	38,501	44,309
Miami, Florida	1,777	27,553	—	29,330
Lenexa, Kansas	437	3,298	—	3,735
Wichita, Kansas	—	1,409	—	1,409

	30,601	703,657	146,904	881,162

Leased Properties
Jersey City, New Jersey	—	23,811	—	23,811
Overland Park, Kansas	—	762		762

	—	24,573	—	24,573

	$30,601	$728,230	$146,904	$905,735

*	Owned facility subject to long-term ground sublease.

5. Credit Facilities and Mortgage Notes Payable

Below is a listing of our outstanding debt, excluding capital leases, as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014 (Unaudited)	December 31, 2013
Unsecured Credit Facility	$439,000	$256,500
Richmond Credit Facility	70,000	70,000
Atlanta-Metro Equipment Loan	17,739	18,839

Total	$526,739	$345,339

(a) Unsecured Credit Facility – On May 1, 2013, the Company entered into an unsecured credit facility agreement with a syndicate of financial institutions in which KeyBank National Association serves as administrative agent (the “Unsecured Credit Facility”). Proceeds from the Unsecured Credit Facility were used to repay the Company’s prior secured credit facility. This unsecured credit facility includes a term loan of $225 million, with a term of five years, and initially had a revolving credit facility of $350 million, with a term of four years, for an aggregate borrowing capacity of $575 million. In February 2014, the Company expanded the capacity of its unsecured revolving credit facility by $50 million, increasing the unsecured revolving credit facility capacity to $400 million. The credit facility may be increased up to $675 million, subject to certain conditions, including the consent of the administrative agent and obtaining necessary commitments.

The Unsecured Credit Facility requires monthly interest payments and requires the Company to comply with various quarterly covenant requirements relating to debt service coverage ratio, fixed charge ratio, leverage ratio and tangible net worth and various other operational requirements. In connection with the Unsecured Credit Facility, as of June 30, 2014, the Company had an additional $3 million letter of credit outstanding.

Amounts outstanding under the Unsecured Credit Facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will range, depending upon the Company’s leverage ratio, from 2.10% to 2.85% for LIBOR loans or 1.10% to 1.85% for base rate loans. As of June 30, 2014, the interest rate for amounts outstanding under the Unsecured Credit Facility was 2.25%.

In April 2014, the Company amended the Unsecured Credit Facility to allow the Company to prepay the term loan with proceeds of any new unsecured debt until the outstanding balance is equal to or less than $150 million, rather than prepay the entire $225 million of the term loan as was previously required. Pursuant to the terms of this amendment, on July 23, 2014, the Company repaid $75 million of the term loan portion of the Unsecured Credit Facility and repaid a portion of the outstanding balance of the revolving portion of the Unsecured Credit Facility with proceeds from the issuance of its 5.875% Senior Notes due 2022 as described in Note 13.

In August 2014, the Company increased the capacity of its unsecured revolving credit facility by $10 million to $410 million.

(b) Richmond Credit Facility – In December 2012, the Company entered into a credit facility secured by the Company’s Richmond data center (the “Richmond Credit Facility”). This credit facility had a total borrowing capacity of $80 million at December 31, 2012, which was increased to $100 million in January 2013. On June 30, 2014, the Company amended the Richmond Credit Agreement to, among other things, extend the maturity from December 18, 2015 to June 30, 2019, reduce the interest rate and increase the accordion feature. These modifications resulted in an initial reduction of credit commitments from $100 million to $80 million. The Richmond Credit Facility includes an accordion feature that allows the Company to increase the size of the credit facility up to $200 million. The Richmond Credit Facility requires the Company to comply with covenants similar to the Unsecured Credit Facility.

Amounts outstanding under the Richmond Credit Facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will range, depending upon the Company’s leverage ratio, from 2.10% to 2.85% for LIBOR loans or 1.10% to 1.85% for base rate loans. As of June 30, 2014, the interest rate for amounts outstanding under the Richmond Credit Facility was 2.25%.

In August 2014, the Company increased the capacity of the Richmond Credit Facility by $40 million to $120 million.

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

The annual remaining principal payment requirements as of June 30, 2014 per the contractual maturities and excluding extension options are as follows (in thousands):

2014	$1,139
2015	2,397
2016	2,567
2017	216,748
2018	227,943
Thereafter	75,945

Total	$526,739

As of June 30, 2014, the Company was in compliance with all of its covenants.

6. Interest Rate Derivative Instruments

The Company entered into interest rate swap agreements with a notional amount of $150 million on February 8, 2012, which are designated as cash flow hedges for hedge accounting. In addition, an interest rate cap of an additional $50 million was in place as of June 30, 2014 with a capped LIBOR rate of 3% through December 18, 2015. For derivative instruments that are accounted for as hedges, the change in fair value for the effective portions of qualifying hedges is recorded through other comprehensive income (loss). The total amount of unrealized gains recorded in other comprehensive income (loss) for the six months ended June 30, 2014 and 2013 was $0.2 million.

Interest expense related to payments on interest rate swaps for the three and six months ended June 30, 2014 was $0.2 million and $0.3 million, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2013, respectively.

As of June 30, 2014 and December 31, 2013 the value of the interest rate swaps was a liability of $0.2 million and $0.5 million, respectively. These values were determined using Level 2 inputs within the valuation hierarchy.

7. Commitments and Contingencies

The Company is subject to various routine legal proceedings and other matters in the ordinary course of business. While resolution of these matters cannot be predicted with certainty, management believes, based upon information currently available, that the final outcome will not have a material adverse impact on the Company’s financial statements. The Company previously entered into a master service agreement with a third party Internet service provider. The Company was not receiving industry-standard quality of Internet and connectivity services and terminated the contract. The third party Internet service provider challenged the grounds for the Company’s termination and sued the Company in Georgia state court seeking a termination fee equal to the amount the Company would have paid had it not terminated the agreement. The Georgia state court ruled to limit damages, if any, to six months of unpaid fees. Additional claims related to a prior settlement agreement between the parties and the enforceability of an early termination clause in a separate agreement have been raised and are being litigated. The court ruled against the Company on the claim relating to the enforceability of an early termination clause in a separate agreement. The Company has established an accrual associated with this matter which is recorded as a component of accrued liabilities.

8. Partners’ Capital, Equity and Incentive Compensation Plans

The Company has the full power and authority to do all the things necessary to conduct the business of the Operating Partnership.

As of June 30, 2014, the Operating Partnership had three classes of limited partnership units outstanding: Class A units of limited partnership interest (“Class A units”), Class RS LTIP units of limited partnership interest (“Class RS units”) and Class O LTIP units of limited partnership units (“Class O Units”). The Class A Units are redeemable at any time on or after one year following the later of the beginning of the first full calendar month following the completion of the IPO or the date of initial issuance. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class RS units or Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Plan”). Class RS units and Class O units may be subject to vesting and are pari passu with Class A units. Vested Class RS units and Class O units are convertible into Class A units based on formulas contained in the partnership agreement of the Operating Partnership.

In connection with its IPO, the Company issued Class A common stock and Class B common stock. Class B common stock entitles the holder to 50 votes per share and was issued to enable the Company’s Chief Executive Officer to exchange 2% of his Operating Partnership units so he may have a vote proportionate to his economic interest in the Company. Also in connection with its IPO, the Company adopted the QTS Realty Trust, Inc. 2013 Equity Incentive plan (the “2013 Equity Incentive Plan”), which authorized 1.75 million shares to be issued under the plan, including options to purchase Class A common stock, restricted Class A common stock, Class O units, and Class RS units.

The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the six months ended June 30, 2014:

	2010 Equity Incentive Plan					2013 Equity Incentive Plan
	Number of Class O units	Weighted average exercise price	Weighted average fair value	Number of Class RS units	Weighted average price	Options	Weighted average exercise price	Weighted average fair value	Restricted Stock	Weighted average price
Outstanding at December 31, 2013	1,622,747	$23.44	$3.84	173,750	$21.86	367,910	$21.00	$3.50	108,629	$21.00

Granted	—	—	—	—	—	230,539	25.51	4.94	44,000	25.51
Exercised	—	—	—	—	—	—	—	—	—	—
Released from restriction	—	—	—	(81,750)	25.00	—	—	—	—	—
Cancelled/Expired	(34,395)	$24.83	7.93	—	—	(5,000)	$21.00	3.52	—	—

Outstanding at June 30, 2014	1,588,352	$24.49	$4.09	92,000	$23.78	593,449	$22.75	$4.12	152,629	$22.30

The assumptions and fair values for restricted stock and options to purchase shares of Class A common stock granted for the six months ended June 30, 2014 is included in the following table on a per unit basis. Class O units and options to purchase shares of Class A common stock were valued using the Black-Scholes model.

Three and six months ended June 30, 2014
Fair value of restricted stock granted	$25.51
Fair value of options granted	$4.94-$5.08
Expected term (years)	5.5-6.1
Expected volatility	33%
Expected dividend yield	4.55%
Expected risk-free interest rates	1.7-1.9%

The following table summarizes information about awards outstanding as of June 30, 2014.

	Operating Partnership Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Class RS Units	$—	92,000	2
Class O Units	$20 - 25	1,588,352	2

Total Operating Partnership awards outstanding		1,680,352

	QTS Realty Trust, Inc. Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Restricted stock	$—	152,629	3
Options to purchase Class A common stock	$21 - 25.51	593,449	2

Total QTS Realty Trust, Inc awards outstanding		746,078

All nonvested LTIP unit awards are valued as of the grant date and generally vest ratably over a defined service period. Certain nonvested LTIP unit awards vest on the earlier of achievement by the Company of various performance goals or specified dates in 2015 and 2016. As of June 30, 2014 there were 0.9 million, 0.1 million, 0.2 million and 0.6 million nonvested Class O units, Class RS units, restricted Class A common stock and options to purchase Class A common stock outstanding, respectively. As of June 30, 2014 the Company had $8.8 million of unrecognized equity-based compensation expense which will be recognized over the remaining vesting period of up to 4 years. The total intrinsic value of the awards outstanding at June 30, 2014 was $17.3 million.

On January 7, 2014 the Company paid a dividend to common stockholders of $0.24 per common share and the Operating Partnership made a distribution to its partners of $0.24 per unit in an aggregate amount of $9.0 million. On April 8, 2014, the Company paid its regular quarterly cash dividend of $0.29 per common share and the Operating Partnership made a distribution to its partners of $0.29 per unit in an aggregate amount of $10.7 million. Additionally, a distribution of approximately $200,000 was made to Class O LTIP holders during the three months ended June 30, 2014 to cover federal, state and local taxes on the allocated taxable income of the O LTIP’s.

On May 6, 2014, the Company’s Board of Directors authorized payment of a regular quarterly cash dividend of $0.29 per common share, which was subsequently paid on July 8, 2014, to stockholders of record as of the close of business on June 20, 2014.

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

The transactions which occurred during the three and six months ended June 30, 2014 and 2013 are outlined below (in thousands):

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Tax, utility, insurance and other reimbursement	$115	$10	167	103
Rent expense	257	305	519	448
Capital assets acquired	27	15	74	15

Total	$399	$330	760	566

Certain employees of the Company provided services to companies outside the consolidated group for which the Company is not reimbursed. These amounts were not material for either of the three and six months ended June 30, 2013. This activity was discontinued by the Company during the second quarter of 2013.

10. Noncontrolling Interest

Concurrently with the completion of the IPO, the Company consummated a series of transactions pursuant to which the Company became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership.

Commencing at the beginning of the first calendar month following the first anniversary of the completion of the IPO, at the election of the holders of the noncontrolling interest, the Class A units will be redeemable for cash or, at the election of the Company common stock of the Company on a one-for-one basis.

11. Earnings per share

Basic income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share adjusts basic income (loss) per share for the effects of potentially dilutive common shares.

	Three months ended June 30, 2014	Six months ended June 30, 2014
(in thousands, except per share data)
Net income available to common stockholders	$3,090	$7,288
Weighted average shares outstanding—basic	29,017	29,001
Net income per share—basic	$0.11	$0.25
Net income	$3,921	$9,249
Weighted average shares outstanding— diluted (1)	37,010	36,934
Net income per share—diluted	$0.11	$0.25

(1)	Includes 7,997 and 7,873 units of the Operating Partnership as of the three months and six months ended June 30, 2014, respectively.

12. Customer Leases, as Lessor

Future minimum lease payments to be received under non-cancelable operating customer leases (exclusive of recoveries of operating costs from customers) are as follows for the years ending December 31 (in thousands):

Period Ending December 31,
2014 (July—December)	$93,528
2015	168,511
2016	136,426
2017	102,526
2018	78,178
Thereafter	164,711

Total	$743,880

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

Credit facilities and mortgage notes payable: The fair value of the Company’s floating rate mortgage loans was estimated using Level 2 “significant other observable inputs” such as available market information based on borrowing rates that the Company believes it could obtain with similar terms and maturities. At June 30, 2014, the fair value of Atlanta-Metro Equipment Loan, based on current market rates, was approximately $17.1 million. The Company’s Unsecured Credit Facility and Richmond Credit Facility did not have interest rates which were materially different than current market conditions and therefore, the fair value of each of the credit facilities approximated the carrying value of each note.

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

Preliminary Purchase Price allocation of the New Jersey acquisition – as disclosed in Note 3, the Company acquired a New Jersey facility on June 30, 2014. The Company is valuing the assets acquired using Level 3 inputs.

14. Subsequent Events

On July 8, 2014, the Company completed the acquisition of the former Sun Times Press facility in downtown Chicago, Illinois, for approximately $18 million. The facility is approximately 317,000 gross square feet with capacity for approximately 134,000 square feet of raised floor and 24 MW of power. The Company intends to redevelop the facility which will increase its size to approximately 400,000 gross square feet with raised floor capacity of approximately 215,000 square feet and 37MW of power. The facility also has access to long haul fiber and is situated on 30 acres of developable land. This acquisition was funded with a draw on the Unsecured Credit Facility. In accordance with ASC 805, Business Combinations, the Company will account for this acquisition as an asset acquisition.

On July 23, 2014, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the notes described below (collectively, the “Issuers”), issued $300 million aggregate principal amount of 5.875% Senior Notes due 2022 (“the Notes”). The Notes have an interest rate of 5.875% per annum and were issued at a price equal to 99.211% of their face value. The proceeds from the offering were used to repay amounts outstanding under the Unsecured Credit Facility, including $75 million outstanding under the unsecured term loan. The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing and future subsidiaries (other than foreign subsidiaries and receivables entities) that guarantee any indebtedness of the Company, the Issuers or any other subsidiary guarantor. The Company will not initially guarantee the Notes and will not be required to guarantee the Notes except under certain circumstances. The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Notes were issued pursuant to an indenture, dated as of July 23, 2014, among the Operating Partnership, QTS Finance Corporation, the Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”).

On July 8, 2014, the Company paid its regular quarterly cash dividend of $0.29 per common share to stockholders and operating partnership unit holders of record as of the close of business on June 20, 2014.

In August 2014, the Company’s Board of Directors authorized payment of a regular quarterly cash dividend of $0.29 per common share, payable on October 7, 2014, to stockholders and operating partnership unit holders of record as of the close of business on September 19, 2014.

In August 2014, the Company expanded the capacity of its unsecured revolving credit facility by $10 million, expanding the unsecured revolving credit capacity to $410 million, and the Company expanded the Richmond Credit Facility by $40 million, expanding its capacity to $120 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the financial condition and results of operations of QTS Realty Trust, Inc. for the three and six months ended June 30, 2014 and QualityTech, LP, our predecessor and operating partnership, for the three and six months ended June 30, 2013. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes contained elsewhere in this Form 10-Q.

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in our markets or the technology industry;

•	national and local economic conditions;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our failure to successfully develop, redevelop and operate acquired properties;

•	significant increases in construction and development costs;

•	the increasingly competitive environment in which we operate;

•	defaults on or non-renewal of leases by customers;

•	increased interest rates and operating costs, including increased energy costs;

•	financing risks, including our failure to obtain necessary outside financing;

•	decreased rental rates or increased vacancy rates;

•	dependence on third parties to provide Internet, telecommunications and network connectivity to our data centers;

•	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”);

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.

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

Inclusive of the recently acquired Chicago facility, we operate a portfolio of 12 data centers across eight states, located in some of the top U.S. data center markets plus other high-growth markets. Our data centers are highly specialized, full-service, mission-critical facilities used by our customers to house, power and cool the networking equipment and computer systems that support their most critical business processes. We believe that our data centers are best-in-class and engineered to among the highest specifications commercially available to customers, providing fully redundant, high-density power and cooling sufficient to meet the needs of major national and international companies and organizations. This is in part reflected by our operating track record of “five-nines” (99.999%) reliability and by our diverse customer base of more than 800 customers, including financial institutions, healthcare companies, government agencies, communications service providers, software companies and global Internet companies.

As of June 30, 2014, we owned an approximate 78.8% ownership interest in the operating partnership. Substantially all of our assets are held by, and our operations are conducted through, the operating partnership.

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

Our Custom Data Center, or C1, customers typically are large enterprises with significant IT expertise and specific IT requirements, including financial institutions, “Big Four” accounting firms and the world’s largest global Internet companies. Our Colocation, or C2, customers consist of a wide range of organizations, including major healthcare, telecommunications and software and web-based companies. Our C3 Cloud customers include both large organizations and SMBs seeking to reduce their capital expenditures and outsource their IT infrastructure on a flexible basis. Examples of current C3 Cloud customers include a global financial processing company and a U.S. government agency.

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of June 30, 2014, only three of our more than 800 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 8% of our MRR. In addition, greater than 40% of our MRR was attributable to customers who use more than one of our 3Cs products.

Our Portfolio

Inclusive of the recently acquired Chicago facility, we operate 12 data centers located in eight states, containing an aggregate of approximately 4.7 million gross square feet of space (approximately 94% of which is wholly owned by us), including approximately 2.1 million “basis-of-design” raised floor square feet, which represents the total data center raised floor potential of our existing data center facilities. This represents the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the configuration that we deploy. As of June 30, 2014 (including the recently acquired Chicago facility), this space included approximately 844,000 raised floor operating net rentable square feet, or NRSF, plus approximately 1.3 million square feet of additional raised floor in our development pipeline, of which approximately 81,000 NRSF is expected to become operational by December 31, 2014. Our facilities collectively have access to over 500 megawatts (“MW”) of gross utility power with 420 MW of available utility power. We believe such access to power gives us a competitive advantage in redeveloping data center space, since access to power is usually the most limiting and expensive component in data center redevelopment.

The following table presents an overview of the portfolio of operating properties that we own or lease, based on information as of June 30, 2014:

		Gross	Operating Net Rentable Square Feet (Operating NRSF) (3)						Available
Property	Year Acquired (1)	Square Feet (2)	Raised Floor (4)	Office & Other (5)	Supporting Infrastructure (6)	Total	% Leased (7)	Annualized Rent (8)	Utility Power (MW) (9)	Basis of Design NRSF	% Raised Floor
Richmond, VA	2010	1,318,353	84,511	24,678	115,627	224,816	81.6%	$16,621,091	110	556,595	15.2%
Atlanta, GA (Metro)	2006	968,695	382,986	36,953	315,676	735,615	95.9%	$69,609,290	72	527,186	72.6%
Dallas, TX	2013	698,000	—	—	—	—	N/A %	$—	140	292,000	—%
New Jersey	2014	553,930	58,157	—	123,478	181,635	100.0%	$8,290,975	22	158,157	36.8%
Suwanee, GA	2005	369,822	160,422	5,981	99,943	266,346	79.8%	$45,388,851	36	214,422	74.8%
Santa Clara, CA**	2007	135,322	55,494	944	45,687	102,125	88.8%	$22,161,128	11	80,347	69.1%
Jersey City, NJ*	2006	122,448	31,503	14,208	41,901	87,612	78.0%	$11,202,107	6.7	52,744	59.7%
Sacramento, CA	2012	92,644	45,595	2,794	23,916	72,305	88.1%	$13,593,150	8.4	57,906	78.7%
Overland Park, KS*	2003	32,706	2,493	0	5,338	7,831	86.4%	$698,267	0.5	2,493	100.0%
Miami, FL	2008	30,029	19,887	0	6,592	26,479	59.8%	$4,619,400	4	19,887	100.0%
Wichita, KS	2005	14,000	2,636	2,854	8,510	14,000	100.0%	$239,220	1	2,636	100.0%

Total as of June 30, 2014		4,335,949	843,684	88,412	786,668	1,718,764	90.4%	$192,423,479	412	1,964,373	42.9%

Chicago, IL	7/6/1905	317,000	—	—	—	—	N/A %	$—	8	133,000	—%

Total		4,652,949	843,684	88,412	786,668	1,718,764	90.4%	$192,423,479	420	2,097,373	40.2%

(1)	Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
(2)	With respect to our owned properties, gross square feet represents the entire building area. With respect to leased properties, gross square feet represents that portion of the gross square feet subject to our lease. This includes 169,468 square feet of our office and support space, which is not included in operating NRSF.
(3)	Represents the total square feet of a building that is currently leased or available for lease plus developed supporting infrastructure, based on engineering drawings and estimates, but does not include space held for redevelopment or space used for our own office space.
(4)	Represents management’s estimate of the portion of NRSF of the facility with available power and cooling capacity that is currently leased or readily available to be leased to customers as data center space based on engineering drawings.
(5)	Represents the operating NRSF of the facility other than data center space (typically office and storage space) that is currently leased or available to be leased.
(6)	Represents required data center support space, including mechanical, telecommunications and utility rooms, as well as building common areas.
(7)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced (557,212 square feet as of June 30, 2014) divided by leasable raised floor based on the current configuration of the properties (616,616 square feet as of June 30, 2014), expressed as a percentage.
(8)	We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under executed contracts as of a particular date, which includes revenue from our C1, C2 and C3 rental activities and cloud and managed services, but excludes customer recoveries, deferred set up fees and other one-time and variable revenues. MRR does not include the impact from booked not billed contracts as of a particular date, unless otherwise specifically noted.
(9)	Represents installed utility power and transformation capacity that is available for use by the facility as of June 30, 2014.
*	Represents facilities that we lease.
**	Subject to long term ground lease.

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

Factors That May Influence Future Results of Operations and Cash Flows

Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of June 30, 2014, we had in place customer leases generating revenue for approximately 90% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental, cloud and managed services rates at our properties. Future economic downturns, regional downturns or downturns in the technology industry could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. Negative trends in one or more of these factors could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.

Leasing Arrangements. As of June 30, 2014, 24% of our MRR came from customers which individually occupied more than 6,600 square feet of space (or approximately 1 MW of power) and which had metered power. As of June 30, 2014, approximately 44% of our MRR came from C1 customers that are subject to the metered power model. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of June 30, 2014, 76% of our MRR was leased to customers which individually occupied less than 6,600 square feet of space, many of whom are billed on a gross lease basis. Our C2/C3 customers are billed under a gross lease model and as of June 30, 2014, represented 56% of our MRR. Under a gross lease, the customer pays us a fixed rent on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers access more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. Our leases on a gross lease basis generally have a term of three years or less.

Scheduled Lease Expirations. Our ability to minimize rental churn and customer downgrades at renewal and renew, lease and re-lease expiring space will impact our results of operations and cash flows. Leases representing approximately 6% and 9% of our total leased raised floor are scheduled to expire during the years ending December 31, 2014 (including all month-to-month leases) and 2015, respectively. These leases also represented approximately 16% and 21%, respectively, of our annualized rent as of June 30, 2014. At expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.

Acquisitions, Redevelopment and Financing. Our revenue growth also will depend on our ability to acquire and redevelop and subsequently lease data center space at favorable rates. We generally fund the cost of data center acquisition and redevelopment from our net cash provided by operations, credit facilities, other unsecured and secured borrowings or the issuance of additional equity. We believe that we have sufficient access to capital from our current cash and cash equivalents, and borrowings under our credit facilities to fund our redevelopment projects.

Operating Expenses. Our operating expenses generally consist of direct personnel costs, utilities, property and ad valorem taxes, insurance and site maintenance costs and rental expenses on our ground and building leases. In particular, our buildings require significant power to support the data center operations conducted in them. Although substantially all of our long-term leases—leases with a term greater than three years—contain reimbursements for certain operating expenses, we will not in all instances be reimbursed for all of the property operating expenses we incur. We also incur general and administrative expenses, including expenses relating to senior management, our in-house sales and marketing organization, cloud and managed services support personnel and legal, human resources, accounting and other expenses related to professional services. We also will incur additional expenses arising from being a publicly traded company, including employee equity-based compensation. Increases or decreases in our operating expenses will impact our results of operations and cash flows. We expect to incur additional operating expenses as we continue to expand.

General Leasing Activity

During the three and six months ended June 30, 2014, we entered into customer leases representing approximately $1.5 million and $2.4 million of incremental MRR, net of downgrades (and representing approximately $17.7 million and $28.2 million of annualized rent) at $329 and $446 per square foot, respectively. In addition, we incurred $5.0 million and $7.9 million of leasing commissions related to new leasing activity for the three and six months ended June 30, 2014, respectively.

During the three and six months ended June 30, 2014, we renewed leases with a total annualized rent of $7.5 million and $12.5 million at an average rent per square foot of $735 and $749, respectively, which was 1.0% and 4.9% higher than the annualized rent prior to their respective renewals. Customers that renew with adjustments to square feet are reflected in the net leasing activity discussed above. The rental churn rate for the three and six months ended June 30, 2014 was 1.9% and 3.4%, respectively.

During the three and six months ended June 30, 2014, we commenced customer leases representing approximately $1.6 million and $2.6 million of incremental MRR (and representing approximately $19.2 million and $31.4 million of annualized rent) at $584 and $574 per square foot, respectively.

As of June 30, 2014, our booked-not-billed MRR balance (which represents customer leases that have been executed, but for which lease payments have not commenced as of June 30, 2014) was approximately $3.4 million, or $41.0 million of annualized rent. Of this booked-not-billed balance, approximately $1.4 million of MRR was attributable to new customers and approximately $2.0 million of MRR was attributable to existing customers. Of this booked-not-billed MRR balance, leases representing approximately $13.5 million of annualized MRR are scheduled to commence in 2014, which is expected to contribute approximately $4.7 million of incremental revenue in 2014.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following changes in revenues and expenses for the three months ended June 30, 2014 are that of the Company, while the changes in revenues and expenses for the three months ended June 30, 2013 are that of the Historical Predecessor (in thousands):

	Three Months Ended June 30, (unaudited)
	The Company	Historical Predecessor
	2014	2013	$ Change	% Change
Revenues:
Rental	$41,966	$34,783	$7,183	21%
Recoveries from customers	3,852	3,456	396	11%
Cloud and managed services	4,970	4,325	645	15%
Other	550	376	174	46%

Total revenues	51,338	42,940	8,398	20%

Operating expenses:
Property operating costs	16,529	14,884	1,645	11%
Real estate taxes and insurance	1,118	1,090	28	3%
Depreciation and amortization	13,817	11,246	2,571	23%
General and administrative	11,473	9,696	1,777	18%
Restructuring	1,046	—	1,046	*
Transaction costs	1,089	—	1,089	*

Total operating expenses	45,072	36,916	8,156	22%

Operating income	6,266	6,024	242	4%
Other income and expense:
Interest income	—	7	(7)	*
Interest expense	(2,208)	(5,084)	2,876	57%
Other expense	(110)	(2,179)	2,069	*

Income (loss) before taxes	3,948	(1,232)	5,180	420%
Tax expense of taxable REIT subsidiaries	(27)	—	(27)	*

Net income (loss)	$3,921	$(1,232)	$5,153	418%

*	not applicable for comparison

Revenues. Total revenues for the three months ended June 30, 2014 were $51.3 million compared to $42.9 million for the three months ended June 30, 2013. The increase of $8.4 million, or 20%, was primarily due to organic growth in our customer base. The increase of $7.8 million, or 20%, in combined rental and cloud and managed services revenue was primarily due to newly leased space as well as increases in rents from previously leased space, net of downgrades at renewal and rental churn.

As of June 30, 2014, our data centers were 90% leased based on leasable raised floor of approximately 616,000 square feet, with an average annualized rent of $346 per leased raised floor square foot including cloud and managed services revenue, or $310 per leased raised floor square foot excluding cloud and managed services revenue. As of June 30, 2014, the average annualized rent for our C1 product, including managed services for our C1 product, was $187 per leased raised floor square foot, and the average annualized rent for our C2 product, including Cloud and managed services combined was $1,037 per leased raised floor square foot. As of June 30, 2013, our data centers were 81% leased based on leasable raised floor of approximately 523,000 square feet, with an average annualized rent of $361 per leased raised floor square foot including cloud and managed services revenue, or $321 per leased raised floor square foot excluding cloud and managed services revenue. This reduction in average rents per square foot from $361 to $346 is due to the an increase in mix of C1 customers which are in our portfolio. As of June 30, 2014, we had a larger portion of our customers which were C1 customers (44% of MRR) than we did as of June 30, 2013 (38% of MRR). Due to the fact that C1 customers reimburse us for utilities and various other operating expenses and that reimbursement is excluded from the calculation of annualized rent per square foot, this increase in the portion of customer rent which is related to C1 customers has contributed to the weighted average per square foot reduction. The annualized weighted average rent per square foot of C1 customers, as of June 30, 2014 and 2013 was $187 and $177 per leased raised floor square foot, respectively, and remained materially unchanged for C2/C3 customers as of June 30, 2014 compared to June 30, 2013.

Higher recoveries from customers for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 were primarily due to increased utility costs at our Richmond, Atlanta-Metro and Santa Clara data centers, which contributed $0.2 million, $0.1 million and $0.1 million to the increase, respectively. The $0.2 million increase in other revenue for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to a one-time revenue item related to customer option to utilize space and higher straight line rent, partially offset by lower sales of scrap metals and other unused materials.

Property Operating Costs. Property operating costs for the three months ended June 30, 2014 were $16.5 million compared to property operating costs of $14.9 million for the three months ended June 30, 2013, an increase of $1.6 million, or 11%. The breakdown of our property operating costs is summarized in the table below (in thousands):

	Three Months Ended June 30, (unaudited)
	The Company	Historical Predecessor
	2014	2013	$ Change	% Change
Property operating costs:
Direct payroll	$2,850	$2,757	$93	3%
Rent	1,225	1,108	117	11%
Repairs and maintenance	1,179	965	214	22%
Utilities	7,062	6,249	813	13%
Management fee allocation	2,045	1,718	327	19%
Other	2,168	2,087	81	4%

Total property operating costs	$16,529	$14,884	$1,645	11%

The $0.8 million increase in utilities expense was primarily attributable to increased utilities usage in the Jersey City and Atlanta-Suwanee facilities as well as reduced capitalized utilities associated with the Richmond, Santa Clara, and Atlanta-Suwanee facilities. The management fee allocation is based on 4% of cash rental revenues for each facility and reflects an allocation of internal charges to cover back-office and service-related costs associated with the day-to-day operations of our data center facilities, with a corresponding offset to general and administrative expenses.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the three months ended June 30, 2014 was $1.1 million for both the three months ended June 30, 2014 and June 30, 2013.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2014 was $13.8 million compared to $11.2 million for the three months ended June 30, 2013. The increase of $2.6 million, or 23%, was primarily due to additional depreciation of $1.7 million associated with expansion of the Atlanta-Metro, Atlanta-Suwanee and Richmond data centers, and higher amortization expense related to a higher level of leasing commissions of $0.9 million.

General and Administrative Expenses. General and administrative expenses were $11.5 million for the three months ended June 30, 2014 compared to general and administrative expenses of $9.7 million for the three months ended June 30, 2014, an increase of $1.8 million, or 18%. Approximately $2.9 million of the total general and administrative expenses for the three months ended June 30, 2014 resulted from sales and marketing expenses, compared to $2.4 million for the three months ended June 30, 2013. The increase in general and administrative expenses was primarily attributable to higher personnel costs of $0.7 million, higher professional fees of $0.6 million, higher temporary and consulting expenses of $0.2 million and higher advertising and marketing expenses of $0.1 million. Total equity-based compensation expense was $1.1 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively. Our general and administrative expenses represented 22.3% of total revenues for the three months ended June 30, 2014 compared to 22.6% for the three months ended June 30, 2013.

Restructuring Costs. For the three months ended June 30, 2014 we incurred $1.0 million in restructuring costs related to severance for various remote employees.

Transaction Costs. For the three months ended June 30, 2014 we incurred $1.1 million in costs primarily related to the New Jersey acquisition. Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

Interest Expense. Interest expense for the three months ended June 30, 2014 was $2.2 million compared to $5.1 million for the three months ended June 30, 2013. The decrease of $2.9 million, or 57%, was due to a decrease in our average debt balance of $103.9 million as a result of our IPO in October 2013, a reduction in the weighted average interest rate on our borrowings and higher capitalized interest during the period. During the second quarter of 2013, we replaced our $440 million secured credit facility with a $575 million unsecured credit facility. In addition, the interest rate spread over LIBOR on the unsecured credit facility was 165 basis points lower than our former secured credit facility. The average debt balance for the three months ended June 30, 2014 was $464.7 million, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 3.47%. This compared to an average debt balance of $568.6 million for the three months ended June 30, 2013, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 4.36%. Interest capitalized in connection with our redevelopment activities during the three months ended June 30, 2014 and June 30, 2013 was $1.8 million and $1.1 million, respectively.

Other Expense/Income. Other expense for the three months ended June 30, 2014 and 2013 was $0.1 million and $2.2 million, respectively. In the second quarter of 2013, we had higher write-offs of unamortized deferred financing costs in connection with the replacement of our former secured credit facility with an unsecured credit facility.

Net Income (Loss). A summary of the components of the increase in net income of $5.2 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 is as follows:

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$6.7
Increase in general and administrative expense	(1.8)
Increase in depreciation and amortization	(2.6)
Increase in restructuring charges	(1.0)
Increase in transaction costs	(1.1)
Decrease in interest expense net of interest income	2.9
Decrease in other expense	2.1

Increase in net income	$5.2

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following changes in revenues and expenses for the six months ended June 30, 2014 are that of the Company, while the changes in revenues and expenses for the six months ended June 30, 2013 are that of the Historical Predecessor (in thousands):

	Six Months Ended June 30, (unaudited)
	The Company	Historical Predecessor
	2014	2013	$ Change	% Change
Revenues:
Rental	$82,545	$68,589	$13,956	20%
Recoveries from customers	7,543	6,322	1,221	19%
Cloud and managed services	9,201	8,435	766	9%
Other	992	1,092	(100)	-9%

Total revenues	100,281	84,438	15,843	19%

Operating expenses:
Property operating costs	32,752	29,292	3,460	12%
Real estate taxes and insurance	2,336	2,203	133	6%
Depreciation and amortization	27,064	22,061	5,003	23%
General and administrative	22,251	19,290	2,961	15%
Restructuring	1,046	—	1,046	*
Transaction costs	1,153	—	1,153	*

Total operating expenses	86,602	72,846	13,756	19%

Operating income	13,679	11,592	2,087	18%
Other income and expense:
Interest income	8	13	(5)	-38%
Interest expense	(4,273)	(11,634)	7,361	63%
Other expense	(110)	(3,277)	3,167	*

Income (loss) before taxes	9,304	(3,306)	12,610	381%
Tax expense of taxable REIT subsidiaries	(55)	—	(55)	*

Net income (loss)	$9,249	$(3,306)	$12,555	380%

*	not applicable for comparison

Revenues. Total revenues for the six months ended June 30, 2014 were $100.3 million compared to $84.4 million for the six months ended June 30, 2013. The increase of $15.8 million, or 19%, was primarily due to organic growth in our customer base. The increase of $14.7 million, or 19%, in combined rental and cloud and managed services revenue was primarily due to newly leased space as well as increases in rents from previously leased space, net of downgrades at renewal and rental churn.

Higher recoveries from customers for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 were primarily due to increased utility costs generally related to an increase in customers operating under our metered power model at our Atlanta-Metro, Richmond, Sacramento, and Santa Clara data centers, which contributed $0.4 million, $0.4 million, $0.2 million, and $0.1 million to the increase, respectively. The $0.1 million decrease in other revenue for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to lower sales of scrap metals and other unused materials.

Property Operating Costs. Property operating costs for the six months ended June 30, 2014 were $32.8 million compared to property operating costs of $29.3 million for the six months ended June 30, 2013, an increase of $3.5 million, or 12%. The breakdown of our property operating costs is summarized in the table below (in thousands):

	Six Months Ended June 30, (unaudited)
	The Company	Historical Predecessor
	2014	2013	$ Change	% Change
Property operating costs:
Direct payroll	$5,791	$5,771	$20	0%
Rent	2,444	2,213	231	10%
Repairs and maintenance	2,330	2,143	187	9%
Utilities	13,695	11,796	1,899	16%
Management fee allocation	3,995	3,369	626	19%
Other	4,497	3,999	497	12%

Total property operating costs	$32,752	$29,291	$3,460	12%

The $1.9 million increase in utilities expense was primarily attributable to increased utilities usage in the Richmond, Santa Clara and Atlanta-Suwanee facilities as well as a utilities rate increase in the Atlanta-Metro facility. Also contributing to the utilities expense increase was a reduction in capitalized utilities associated with the Richmond and Atlanta-Suwanee facilities. The management fee allocation is based on 4% of cash rental revenues for each facility and reflects an allocation of internal charges to cover back-office and service-related costs associated with the day-to-day operations of our data center facilities, with a corresponding offset to general and administrative expenses. The increase in other operating expenses of $0.5 million was primarily due to increased outsourcing of our facility security personnel, which resulted in lower direct payroll costs.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the six months ended June 30, 2014 were $2.3 million compared to $2.2 million for the six months ended June 30, 2013. The increase of $0.1 million, or 6%, was primarily attributable to the expansion of our Richmond data center.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2014 was $27.1 million compared to $22.1 million for the six months ended June 30, 2013. The increase of $5.0 million, or 23%, was primarily due to additional depreciation of $3.4 million associated with the expansion of our Atlanta-Metro, Atlanta-Suwanee and Richmond data centers, and higher amortization expense related to a higher level of leasing commissions of $1.6 million.

General and Administrative Expenses. General and administrative expenses were $22.3 million for the six months ended June 30, 2014 compared to general and administrative expenses of $19.3 million for the six months ended June 30, 2014, an increase of $3.0 million, or 15%. Approximately $5.7 million of the total general and administrative expenses for the six months ended June 30, 2014 resulted from sales and marketing expenses, compared to $4.7 million for the six months ended June 30, 2013. The increase in general and administrative expenses was primarily attributable to higher personnel costs of $1.0 million, higher professional fees of $1.0 million, higher advertising and marketing expenses of $0.4 million, higher software license costs of $0.2 million, and higher temporary personnel costs of $0.2 million. Total equity-based compensation expense was $2.0 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively. These increases were partially offset by an increase in management fee allocation of $0.6 million. Our general and administrative expenses represented 22.2% of total revenues for the six months ended June 30, 2014 compared to 22.8% for the six months ended June 30, 2013.

Restructuring Costs. For the six months ended June 30, 2014 we incurred $1.0 million in restructuring costs related to severance for various remote employees.

Transaction Costs. For the six months ended June 30, 2014 we incurred $1.2 million in costs primarily related to the acquisition of the New Jersey facility. Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

Interest Expense. Interest expense for the six months ended June 30, 2014 was $4.3 million compared to $11.6 million for the six months ended June 30, 2013. The decrease of $7.3 million, or 63%, was due to a decrease in our average debt balance of $131.1 million primarily as a result of our IPO in October 2013, a reduction in the weighted average interest rate on our borrowings and higher capitalized interest during the period. During the second quarter of 2013, we replaced our $440 million secured credit facility with a $575 million unsecured credit facility. In addition, the interest rate spread over LIBOR on the unsecured credit facility was 165 basis points lower than our former secured credit facility. The average debt balance for the six months ended June 30, 2014 was $427 million, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 3.60%. This compared to an average debt balance of $558.0 million for the six months ended June 30, 2013, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 4.91%. Interest capitalized in connection with our redevelopment activities during the six months ended June 30, 2014 and June 30, 2013 was $3.4 million and $2.1 million, respectively.

Other Expense/Income. Other expense for the six months ended June 30, 2014 and 2013 was $0.1 million and $3.3 million, respectively. In the second quarter 2013, we had higher write-offs of unamortized deferred financing costs in connection with the replacement of our secured credit facility with an unsecured credit facility and an asset securitization which we determined was unlikely to close.

Net Income (Loss). A summary of the components of the increase in net income of $12.6 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is as follows:

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$12.2
Increase in general and administrative expense	(3.0)
Increase in depreciation and amortization	(5.0)
Increase in transaction costs	(1.2)
Increase in restructuring charges	(1.0)
Decrease in interest expense net of interest income	7.4
Decrease in other expense	3.2

Decrease in net loss	$12.6

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

FFO and Operating FFO

We consider funds from operations or (“FFO”) to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income (loss) and cash provided by operating activities as a measure of operating performance and liquidity. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (loss) (computed in accordance with GAAP), adjusted to exclude gains (or losses) from sales of property, real estate related depreciation and amortization and similar adjustments for unconsolidated partnerships and joint ventures. Our management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs.

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

A reconciliation of net income (loss) to FFO and Operating FFO is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
FFO
Net income (loss)	$3,921	$(1,232)	$9,249	$(3,306)
Real estate depreciation and amortization	12,203	10,110	24,067	19,617

FFO	16,124	8,878	33,316	16,311

Operating FFO
Write off of unamortized deferred finance costs	110	2,179	110	3,277
Restructuring costs	1,046	—	1,046	—
Transaction costs	1,089	—	1,153	—

Operating FFO	$18,369	$11,057	$35,625	$19,588

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

A reconciliation of total revenues to recognized MRR in the period and MRR at period end is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Recognized MRR
Total period revenues (GAAP basis)	$51,338	$42,940	$100,281	$84,438
Less: Total period recoveries	(3,852)	(3,456)	(7,543)	(6,322)
Total period deferred setup fees	(1,164)	(1,126)	(2,383)	(2,188)
Total period other	(1,107)	(910)	(1,985)	(2,143)

Recognized MRR (in the period)	45,215	37,448	88,370	73,785
MRR
Total period revenues (GAAP basis)	$51,338	$42,940	$100,281	$84,438
Less: Total revenues excluding last month	(34,000)	(28,304)	(82,943)	(69,802)

Total revenues for last month of period	17,338	14,636	17,338	14,636
Less: Last month recoveries	(1,464)	(1,224)	(1,464)	(1,224)
Last month deferred setup fees	(421)	(391)	(421)	(391)
Last month other	582	(278)	582	(278)

MRR (at period end) *	$16,035	$12,743	$16,035	$12,743

*	Does not include our booked-not-billed MRR balance, which was $3.4 million and $2.3 million as of June 30, 2014 and 2013, respectively.

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

A reconciliation of net income (loss) to NOI is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Operating Income (NOI)
Net income (loss)	$3,921	$(1,232)	$9,249	$(3,306)
Interest expense	2,208	5,084	4,273	11,634
Interest income	—	(7)	(8)	(13)
Depreciation and amortization	13,817	11,246	27,064	22,061
Write off of unamortized deferred finance costs	110	2,179	110	3,277
Tax expense of taxable REIT subsidiaries	27	—	55	—
Restructuring costs	1,046	—	1,046	—
Transaction costs	1,089	—	1,153	—
General and administrative expenses	11,473	9,696	22,251	19,290

NOI (1)	$33,691	$26,966	$65,193	$52,943

Breakdown of NOI by facility:
Atlanta-Metro data center	$15,194	$12,816	$29,596	$25,000
Atlanta-Suwanee data center	8,578	6,644	16,752	13,428
Santa Clara data center	3,318	2,751	6,048	5,498
Richmond data center	3,339	2,412	6,386	4,679
Sacramento data center	2,339	1,962	4,663	3,886
Other data centers	923	381	1,748	452

NOI (1)	$33,691	$26,966	$65,193	$52,943

(1)	Includes facility level General and administrative allocation charges of 4% of revenue which aggregated to $2.0 million and $1.7 million for the three month periods ended June 30, 2014 and 2013, respectively, and $4.0 million and $3.4 million for the six month periods ended June 30, 2014 and 2013, respectively.

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

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
EBITDA and adjusted EBITDA
Net income (loss)	$3,921	$(1,232)	$9,249	$(3,306)
Interest expense	2,208	5,084	4,273	11,634
Interest income	—	(7)	(8)	(13)
Tax expense of taxable REIT subsidiaries	27	—	55	—
Depreciation and amortization	13,817	11,246	27,064	22,061

EBITDA	19,973	15,091	40,633	30,376

Write off of unamortized deferred finance costs	110	2,179	110	3,277
Equity-based compensation expense	1,065	420	1,976	795
Restructuring costs	1,046	—	1,046	—
Transaction costs	1,089	—	1,153	—

Adjusted EBITDA	$23,283	$17,690	$44,918	$34,448

Liquidity and Capital Resources

Short-Term Liquidity

Our short-term liquidity needs include funding capital expenditures for the redevelopment of data center space through December 31, 2014 (a significant portion of which is discretionary), meeting debt service and debt maturity obligations, including interest payments on our senior unsecured notes funding distributions to our stockholders and unit holders, utility costs, site maintenance costs, real estate and personal property taxes, insurance, rental expenses, general and administrative expenses and certain recurring and non-recurring capital expenditures.

In addition to the $114 million of capital expenditures incurred in the six months ended June 30, 2014, we expect that we will incur approximately $100 million additional capital expenditures through December 31, 2014 in connection with the redevelopment of our data center facilities. We expect to spend approximately $85 million of capital expenditures on redevelopment, and the remainder on recurring capital expenditures and capitalized overhead costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. We expect to fund these costs using operating cash flows and draws on our credit facilities, which were substantially paid down with the net proceeds from the $300 million unsecured note offering that closed in July 2014 as discussed below. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of such expenditures may vary. We continue to evaluate acquisition opportunities, but none are considered probable at this time and therefore the related expenditures are not currently included in these future estimates.

We expect to meet our short-term liquidity needs through operating cash flow, cash and cash equivalents and borrowings under our credit facilities.

Our cash paid for capital expenditures, excluding acquisitions, for the six months ended June 30, 2014 and 2013 are summarized in the table below (in thousands):

	Six Months Ended June 30,
	2014	2013
Redevelopment	$96,162	$52,608
Personal property	4,911	376
Maintenance capital expenditures	95	1,748
Capitalized interest, commissions and other overhead costs	12,989	10,620

Total capital expenditures	$114,157	$65,352

Long-Term Liquidity

Our long-term liquidity needs primarily consist of funds for property acquisitions, scheduled debt maturities, payment of principal of our senior unsecured notes, and recurring and non-recurring capital expenditures. We may also pursue additional redevelopment of our Atlanta-Metro, Dallas, Richmond, and Chicago data centers and future redevelopment of other space in our portfolio. The redevelopment of this space, including timing, is at our discretion and will depend on a number of factors, including availability of capital and our estimate of the demand for data center space in the applicable market. We expect to meet our long-term liquidity needs with net cash provided by operations, incurrence of additional long-term indebtedness, borrowings under our credit facilities and issuance of additional equity or debt securities, subject to prevailing market conditions, as discussed below.

Cash

As of June 30, 2014, we had $7.5 million of unrestricted cash and cash equivalents.

On January 7, 2014, we paid our first and prorated dividend to our stockholders in the amount of $7.0 million. In addition, on January 7, 2014, we made a distribution to the holders of Class A units of limited partnership of our operating partnership in an aggregate amount of approximately $2.0 million in connection with the quarterly dividend on our common stock.

On April 8, 2014, we paid our regular quarterly cash dividend of $0.29 per common share to stockholders and operating partnership unit holders of record as of the close of business on March 20, 2014.

On July 8, 2014, we paid our regular quarterly cash dividend of $0.29 per common share to stockholders and operating partnership unit holders of record as of the close of business on June 20, 2014.

Indebtedness

As of June 30, 2014, we had approximately $531.2 million of indebtedness, including capital lease obligations.

Unsecured Credit Facility. In May 2013, we entered into a $575 million unsecured credit facility comprised of a five-year $225 million term loan and a four-year $350 million revolving credit facility with a one year extension, subject to satisfaction of certain conditions. In February 2014, we expanded the capacity of our unsecured credit facility by $50 million, increasing the total unsecured revolving credit facility capacity to $400 million. The total credit facility may be increased to $675 million subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments, either through an increase to the term loan or revolving credit facility, or a combination of both. Amounts outstanding under the unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will range, depending upon our leverage ratio, from 2.10% to 2.85% for LIBOR loans or 1.10% to 1.85% for base rate loans. As of June 30, 2014, the interest rate for amounts outstanding under our credit facility was 2.25%. The unsecured credit facility includes certain financial covenants, including a leverage ratio of total indebtedness to gross asset value not in excess of 55%. The interest rate applied to the outstanding balance of the unsecured credit facility decreases incrementally for every 5% below the maximum leverage ratio. The availability under the revolving credit facility is the lesser of (i) $400 million, (ii) 55% of unencumbered asset pool capitalized value, (iii) the amount resulting in an unencumbered asset pool debt service ratio of 1.75 to 1.00, as defined, or (iv) the amount resulting in an unencumbered asset pool debt yield of 15%, less, in the case of (ii), (iii) and (iv), unsecured debt as defined in the revolving credit facility. The availability of funds under our unsecured credit facility depends on compliance with our covenants. As of June 30, 2014, we had outstanding $439 million of indebtedness out of a total of $625 million of available capacity under our revolving credit facility.

In August 2014, our revolving credit facility capacity was increased by an additional $10 million of commitments to $410 million. Also, as discussed in more detail below, in July 2014 our term loan was reduced by $75 million to $150 million in connection with the issuance of the 5.875% Senior Notes due 2022.

Richmond Secured Credit Facility. In December 2012, we entered into a credit facility secured by our Richmond data center (the “Richmond Credit Facility”). This credit facility had a total borrowing capacity of $80 million at December 31, 2012, which was increased to $100 million in January 2013. This credit facility also included an accordion feature that allowed the Company to increase the size of the credit facility up to $125 million and required us to comply with covenants similar to the Unsecured Credit Facility.

On June 30, 2014, we amended the Richmond Credit Facility which extended the maturity from December 18, 2015 to June 30, 2019, reduced the interest rate and increased the accordion feature to $200 million. The amendment to the Richmond Credit Facility provided for a decrease in the interest rate for LIBOR loans from a margin rate ranging from 4.00% to 4.50% to a margin rate ranging from 2.10% to 2.85%, with the rate determined by the overall leverage ratio as defined in the agreement. These modifications resulted in an initial reduction of credit commitments from $100 million to $80 million.

The proceeds from our Richmond Credit Facility may be used solely to finance the development of the Richmond property into a data center and to repay indebtedness under our Unsecured Credit Facility. As of June 30, 2014, we had outstanding $70 million of indebtedness out of a total of $80 million of available capacity under our Richmond Credit Facility.

In August 2014, we expanded our Richmond Credit Facility capacity by an additional $40 million to $120 million.

Atlanta-Metro Equipment Loan. In April 2010, we entered into a $25 million loan to finance equipment related to an expansion project at our Atlanta-Metro data center. The loan requires monthly interest and principal payments. The loan bears interest at 6.85% per annum, amortizes over ten years and matures on June 1, 2020.

5.875% Senior Notes due 2022. On July 23, 2014, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the notes described below (collectively, the “Issuers”), issued $300 million aggregate principal amount of 5.875% Senior Notes due 2022 (“the Notes”). The Notes have an interest rate of 5.875% per annum and were issued at a price equal to 99.211% of their face value. The proceeds from the offering were used to repay amounts outstanding under the Unsecured Credit Facility, including $75 million outstanding under the unsecured term loan. The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing and future subsidiaries (other than foreign subsidiaries and receivables entities) that guarantee any indebtedness of the Company, the Issuers or any other subsidiary guarantor. QTS Realty Trust, Inc. will not initially guarantee the Notes and will not be required to guarantee the Notes except under certain circumstances. The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Notes were issued pursuant to an indenture, dated as of July 23, 2014, among us, the Operating Partnership, QTS Finance Corporation, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”).

The Indenture contains affirmative and negative covenants that, among other things, limit or restrict the operating partnership’s ability and the ability of certain of its subsidiaries (“Restricted Subsidiaries”) to: incur additional indebtedness; pay dividends; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the operating partnership’s restricted subsidiaries to pay dividends; engage in sales of assets; and engage in mergers, consolidations or sales of substantially all of their assets. However, certain of these covenants will be suspended for so long as the Notes are rated investment grade by specified debt rating services and there is no default under the Indenture. The operating partnership and its Restricted Subsidiaries also are required to maintain total unencumbered assets (as defined in the Indenture) of at least 150% of their unsecured debt on a consolidated basis.

The Notes may be redeemed by the Issuers, in whole or in part, at any time prior to August 1, 2017 at a redemption price equal to (i) 100% of principal amount, plus (ii) accrued and unpaid interest to the redemption date, and (iii) a make-whole premium. Thereafter, the Issuers may redeem the Notes prior to maturity at 104.406% of the principal amount at August 1, 2017 and declining ratably to par at August 1, 2020 and thereafter, in each case plus accrued and unpaid interest to the redemption date. At any time prior to August 1, 2017, the Issuers may, subject to certain conditions, redeem up to 35% of the aggregate principal amount of the Notes at 105.875% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings consummated by us or the operating partnership. Also, upon the occurrence of a change of control of us or the operating partnership, holders of the Notes may require the Issuers to repurchase all or a portion of the Notes at a price equal to 101% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest to the repurchase date.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2014, including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (in thousands):

Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Operating Leases	$2,732	$5,470	$5,545	$5,618	$5,618	$67,547	$92,530
Capital Leases	472	1,763	1,367	728	88	23	4,441
Future principal payments of Indebtedness (1)	1,139	2,397	2,567	216,748	227,943	75,945	526,739

Total (2)	$4,343	$9,630	$9,479	$223,094	$233,649	$143,515	$623,710

(1)	Does not include letter of credit of $3.0 million outstanding as of June 30, 2014 under our unsecured credit facility.
(2)	Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facilities, mortgages, capital leases and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of June 30, 2014 (in thousands):

2014	2015	2016	2017	2018	Thereafter	Total
$6,839	$12,987	$12,744	$8,289	$3,387	$1,170	$45,416

On July 23, 2014, the Issuers issued $300 million of aggregate principal amount of 5.875% Senior Notes due 2022. The Notes have an interest rate of 5.875% per annum and were issued at a price equal to 99.211% of their face value. After application of the net proceeds from the Notes to repay certain borrowings outstanding under our Unsecured Credit Facility, our debt maturity schedule would be as follows:

Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Operating Leases	$2,732	$5,470	$5,545	$5,618	$5,618	$67,547	$92,530
Capital Leases	472	1,763	1,367	728	88	23	4,441
Future principal payments of Indebtedness (1)	1,139	2,397	2,567	2,748	152,943	373,578	535,372

Total (2)	$4,343	$9,630	$9,479	$9,094	$158,649	$441,148	$632,343

(1)	Does not include letter of credit of $3.0 million outstanding as of June 30, 2014 under our unsecured credit facility.
(2)	Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facilities, unsecured notes, mortgages, capital leases and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of June 30, 2014 (in thousands):

2014	2015	2016	2017	2018	Thereafter	Total
$11,204	$24,630	$24,387	$21,864	$19,892	$63,828	$165,805

Off-Balance Sheet Arrangements

We utilize derivatives to manage our interest rate exposure. Our interest rate swaps are designated as a cash flow hedge of future interest payments. During February 2012, we entered into two interest rate swaps with an aggregate notional amount of $150 million which qualified for hedge accounting treatment. We perform assessments of hedging effectiveness, and any ineffectiveness is recorded in interest expense. There was no ineffectiveness for the periods ended June 30, 2014 or 2013.

Cash Flows

	Six Months Ended June 30,
	2014	2013
Cash Flow Data
Cash flow provided by (used for):
Operating activities	$29,650	$19,990
Investing activities	(187,457)	(86,526)
Financing activities	160,087	63,004

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Cash flow provided by operating activities was $29.7 million for the six months ended June 30, 2014, compared to $20.0 million for the six months ended June 30, 2013. The increased cash flow provided by operating activities of $9.7 million was primarily due to an increase in cash operating income of $16.4 million, partially offset by a decrease in cash flow associated with net changes in working capital of $6.7 million primarily relating to changes in accounts payable, accrued liabilities, accrued interest on member advances, restricted cash and rent and other receivables.

Cash flow used for investing activities increased by $101.0 million to $187.5 million for the six months ended June 30, 2014, compared to $86.5 million for the six months ended June 30, 2013. The increase was primarily due to higher net cash outflow for the acquisitions which was $52.1 million greater in 2014 and higher cash paid for capital expenditures primarily related to redevelopment of our Dallas, Atlanta-Metro and Richmond data centers of $48.9 million. These expenditures include capitalized soft costs such as interest, payroll and other costs to redevelop properties, which were, in the aggregate, $8.1 million and $6.0 million for the six months ended June 30, 2014 and 2013, respectively.

Cash flow provided by financing activities was $160.1 million for the six months ended June 30, 2014, compared to $63.0 million for the six months ended June 30, 2013. The increase was primarily due to higher net borrowings of $127.0 million under our unsecured credit facility in order to redevelop and acquire our data centers, partially offset by the payment of cash dividends to common stockholders of $15.4 million and the distribution to the unit holders of our operating partnership of $4.7 million. As of June 30, 2013, we had $13.0 million in cash in transit related to the payoff of a loan from Chad L. Williams, our Chairman and Chief Executive Officer and entities controlled by Mr. Williams.

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

Our operating partnership also includes certain partners that are subject to a taxable income allocation, however, not entitled to receive recurring distributions. The partnership agreement does stipulate however, to the extent that taxable income is allocated to these partners that the partnership will make a distribution to these partners equal to the lesser of the actual per unit distributions made to Class A partners or an estimated amount to cover federal, state and local taxes on the allocated taxable income. No distributions were made to these partners for the six months ended June 30, 2013. However, a distribution of approximately $200,000 was made to Class O LTIP holders during the second quarter of 2014.

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

As of June 30, 2014, we had outstanding $509.0 million of consolidated indebtedness that bore interest at variable rates, of which $150 million was hedged utilizing interest rate swaps that have a fixed LIBOR rate of 0.5825% and expire in September 2014. An interest rate cap of an additional $50 million was in place as of June 30, 2014 with a capped LIBOR rate of 3% through December 18, 2015.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. LIBOR rates are not currently within 1% of our interest rate caps, therefore a 1% increase in interest rates would increase the interest expense on the $359 million of variable indebtedness outstanding as of June 30, 2014 that is not hedged by approximately $3.6 million annually. Conversely, a decrease in the LIBOR rate to 0% would decrease the interest expense on this $359 million of variable indebtedness outstanding by approximately $0.7 million annually based on the one month LIBOR rate of approximately 0.2% as of June 30, 2014.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended June 30, 2014, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement of QTS Realty Trust, Inc. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

3.2	Amended and Restated Bylaws of QTS Realty Trust, Inc. (Filed as Exhibit 3.2 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.1	Second Amendment to Second Amended and Restated Credit Agreement dated as of April 11, 2014 by and among QualityTech, LP, the guarantors party thereto, KeyBank National Association and the other lenders party thereto (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 15, 2014)

10.2	Contract of Sale by and between Quality Investment Properties East Windsor, LLC and McGraw Hill Financial, Inc. dated as of June 30, 2014 (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 3, 2014)

10.3	Third Amendment to Credit Agreement dated as of June 30, 2014 by and among QTS Realty Trust, Inc., Quality Investment Properties Richmond, LLC, Quality Technology Services Richmond II, LLC, QualityTech, LP and Regions Bank (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 3, 2014)

10.4	First Amendment to Unconditional Guaranty of Payment and Performance dated June 30, 2014 by QTS Realty Trust, Inc. (to Regions Bank) (Filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 3, 2014)

4.1	Form of Specimen Class A Common Stock Certificate (Filed as Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from QTS Realty Trust, Inc.’s Quarterly Report on Form 10-K for the three months ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets of QTS Realty Trust, Inc., (ii) condensed consolidated statements of operations and comprehensive income (loss) of QTS Realty Trust, Inc., (iii) condensed consolidated statements of equity of QTS Realty Trust, Inc, (iv) condensed consolidated statements of cash flow of QTS Realty Trust, Inc. and (v) the notes to the condensed consolidated financial statements of QTS Realty Trust, Inc.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: August 13, 2014	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: August 13, 2014	/s/ William Schafer
William Schafer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)