Form 10-Q
period 2014-09-30
QTS Realty Trust, Inc.
filed 2014-11-04
CIK 1577368

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36109

QTS Realty Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-2809094
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12851 Foster Street, Overland Park, Kansas	66213
(Address of principal executive offices)	(Zip Code)

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

There were 28,989,678 shares of Class A common stock, $0.01 par value per share, and 133,000 shares of Class B common stock, $0.01 par value per share, of the registrant outstanding on November 3, 2014.

EXPLANATORY NOTE

QTS Realty Trust, Inc. (the “Company”) has elected to be taxed as a real estate investment trust, whose only material asset is its ownership of Class A units of limited partnership (“OP units”) of QualityTech, LP (the “Operating Partnership”). The Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. The Company has not issued or guaranteed any indebtedness. Through its subsidiaries, the Operating Partnership holds all the real estate assets of the Company. Except for net proceeds from public equity issuances by the Company, which are contributed to the Operating Partnership in exchange for OP units or preferred units of the Operating Partnership, the Operating Partnership generates all remaining capital required by our business. These sources include the Operating Partnership’s operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.

As general partner with control of the Operating Partnership, the Company consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated balance sheets of the Company and those of the Operating Partnership. The Operating Partnership’s capital includes general and limited common units that are owned by the Company and the other partners. The Company's stockholders’ equity includes common stock, additional paid in capital, accumulated other comprehensive income (loss) and accumulated dividends in excess of earnings. The remaining equity is the portion of net assets that are retained by partners other than the Company, referred to as noncontrolling interests. The primary difference in the Company's Statements of Operations and Comprehensive Income (Loss) is that for net income (loss), the Company retains its proportionate portion of the net income (loss) based on its ownership of the Operating Partnership, with the remaining balance being retained by the Operating Partnership.

2

QTS Realty Trust, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Real Estate Assets
Land	$48,576	$30,601
Buildings and improvements	894,014	728,230
Less: Accumulated depreciation	(168,210)	(137,725)

	774,380	621,106
Construction in progress	174,470	146,904

Real Estate Assets, net	948,850	768,010

Cash and cash equivalents	5,045	5,210
Rents and other receivables, net	13,928	14,434
Acquired intangibles, net	18,745	5,396
Deferred costs, net	33,686	19,150
Prepaid expenses	4,042	1,797
Other assets, net	25,853	17,359

TOTAL ASSETS	$1,050,149	$831,356

LIABILITIES
Mortgage notes payable	$87,175	$88,839
Unsecured credit facility	197,000	256,500
Senior notes	297,671	-
Capital lease obligations	9,042	2,538
Accounts payable and accrued liabilities	52,094	63,204
Dividends payable	10,541	8,965
Advance rents, security deposits and other liabilities	3,217	3,261
Deferred income	9,529	7,892
Derivative liability	-	453

TOTAL LIABILITIES	666,269	431,652
EQUITY
Common stock, $0.01 par value, 450,133,000 shares authorized, 29,016,774 and 28,972,774 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	290	289
Additional paid-in capital	321,119	318,834
Accumulated other comprehensive income (loss)	-	(357)
Accumulated dividends in excess of earnings	(18,599)	(3,799)

Total stockholders’ equity	302,810	314,967
Noncontrolling interests	81,070	84,737

TOTAL EQUITY	383,880	399,704

TOTAL LIABILITIES AND EQUITY	$1,050,149	$831,356

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	The Company	Historical Predecessor	The Company	Historical Predecessor
	2014	2013	2014	2013
Revenues:
Rental	$45,448	$37,595	$127,993	$106,184
Recoveries from customers	6,131	3,603	13,674	9,925
Cloud and managed services	5,242	4,393	14,443	12,828
Other	1,124	429	2,116	1,521
Total revenues	57,945	46,020	158,226	130,458
Operating Expenses:
Property operating costs	20,369	15,638	53,121	44,930
Real estate taxes and insurance	1,377	1,101	3,713	3,304
Depreciation and amortization	15,210	12,136	42,274	34,197
General and administrative	11,045	10,097	33,296	29,387
Restructuring	226	-	1,272	-
Transaction costs	(195)	-	958	-
Total operating expenses	48,032	38,972	134,634	111,818
Operating income	9,913	7,048	23,592	18,640

Other income and expenses:
Interest income	-	4	8	17
Interest expense	(5,410)	(4,343)	(9,683)	(15,977)
Other (expense) income, net	(470)	-	(580)	(3,277)
Income (loss) before taxes	4,033	2,709	13,337	(597)
Tax expense of taxable REIT subsidiaries	(27)	-	(82)	-
Net income (loss)	4,006	2,709	13,255	(597)
Net income attributable to noncontrolling interests	(849)	-	(2,810)	-
Net income (loss) attributable to QTS Realty Trust, Inc	3,157	2,709	10,445	(597)
Unrealized gain on swap	-	8	-	220
Comprehensive income (loss)	$3,157	$2,717	$10,445	$(377)

Net income per share attributable to common shares:
Basic	$0.11	N/A	$0.36	N/A
Diluted	0.11	N/A	0.36	N/A

Weighted average common shares outstanding:
Basic	29,016,774	N/A	29,006,620	N/A
Diluted	37,251,769	N/A	37,039,603	N/A

 See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited and in thousands)

				Accumulated	Accumulated	Total
	Common stock		Additional	other comprehensive	dividends in	stockholders'	Noncontrolling
	Shares	Amount	paid-in capital	income (loss)	excess of earnings	equity	interest	Total
Balance January 1, 2014	28,973	$289	$318,834	$(357)	$(3,799)	$314,967	$84,737	$399,704
Issuance of shares through equity award plan	44	1	(1)			-		-
Equity-based compensation expense			2,286			2,286	615	2,901
Other comprehensive gain				357		357	96	453
Dividend to shareholders					(25,245)	(25,245)		(25,245)
Distribution to noncontrolling interests						-	(7,188)	(7,188)
Net income					10,445	10,445	2,810	13,255
Balance September 30, 2014	29,017	$290	$321,119	$-	$(18,599)	$302,810	$81,070	$383,880

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the nine months ended September 30, 2014 and 2013

	The Company	Historical Predecessor
	2014	2013
Cash flow from operating activities:
Net income (loss)	$13,255	$(597)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	40,070	32,701
Amortization of deferred loan costs	1,894	2,193
Amortization of bond discount	38	-
Equity-based compensation expense	2,901	1,305
Bad debt expense	402	169
Write off of deferred loan costs	580	2,031
Changes in operating assets and liabilities
Rents and other receivables, net	104	(756)
Prepaid expenses	(2,245)	(1,510)
Restricted cash	-	146
Other assets	596	291
Accounts payable and accrued liabilities	(7,833)	(4,888)
Advance rents, security deposits and other liabilities	(44)	244
Deferred income	1,637	816
Net cash provided by operating activities	51,355	32,145

Cash flow from investing activities:
Acquisition of real estate	(91,064)	(21,174)
Additions to property and equipment	(156,008)	(102,924)
Cash used in investing activities	(247,072)	(124,098)

Cash flow from financing activities:
Credit facility proceeds	230,500	563,500
Senior Notes proceeds	297,633	-
Debt repayment	(290,000)	(456,994)
Payment of deferred financing costs	(9,648)	(4,483)
Payment of cash dividend	(23,783)	-
Distribution to noncontrolling interest	(6,932)	-
Partnership distributions	-	(7,633)
Repurchase of equity awards	-	(13)
Principal payments on capital lease obligation	(553)	(496)
Scheduled mortgage principal debt repayments	(1,665)	(1,880)
Equity issuance costs	-	(1,776)
Net cash provided by financing activities	195,552	90,225

Net increase (decrease) in cash and cash equivalents	(165)	(1,728)
Cash and cash equivalents, beginning of period	5,210	8,232
Cash and cash equivalents, end of period	$5,045	$6,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$4,599	$14,265
Noncash investing and financing activities:
Accrued capital additions	$36,381	$20,939
Accrued deferred financing costs	$-	$990
Accrued initial public offering costs	$-	$447
Member advances exchanged for LP units	$-	$10,000

See accompanying notes to financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

QTS Realty Trust, Inc. (the “Company”) through its controlling interest in QualityTech, LP (the “Operating Partnership”) and the subsidiaries of the Operating Partnership, is engaged in the business of owning, acquiring, redeveloping and managing multi-tenant data centers. The Company’s portfolio consists of 12 properties with data centers located throughout the continental United States.

The Company was formed as a Maryland corporation on May 17, 2013. On October 15, 2013, the Company completed its initial public offering of 14,087,500 shares of Class A common stock, $0.01 par value per share (the “IPO”), including shares issued pursuant to the underwriters’ option to purchase additional shares, which was exercised in full, and received net proceeds of approximately $279 million. The Company has elected to be taxed as a real estate investment trust (“REIT”), for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2013.

Concurrently with the completion of the IPO, the Company consummated a series of transactions, including the merger of General Atlantic REIT, Inc. with the Company, pursuant to which it became the sole general partner and majority owner of Quality Tech, LP, a Delaware limited partnership (the “Operating Partnership”). The Company contributed the net proceeds received from the IPO to the Operating Partnership in exchange for partnership units therein. As of September 30, 2014, the Company owned approximately 78.8% of the interests in the Operating Partnership. Substantially all of the Company’s assets are held by, and the Company’s operations are conducted through, the Operating Partnership. The Company’s interest in the Operating Partnership entitles the Company to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership. As the sole general partner of the Operating Partnership, the Company generally has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners. The Company’s board of directors manages the Company’s business and affairs.

2. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The Interim Condensed Consolidated Statements of Operations and Comprehensive Income and the Statements of Cash Flows of the Company for the three and nine months ended September 30, 2014 and the Balance Sheets as of September 30, 2014 and December 31, 2013 present the accounts of QTS Realty Trust, Inc. and its majority owned subsidiaries. The Interim Condensed Consolidated Statement of Operations and Comprehensive Income and the Statement of Cash Flows for the three and nine months ended September 30, 2013 present the accounts of QualityTech, LP and its majority owned subsidiaries (the “Historical Predecessor”).

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

Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. Depreciation expense was $11.9 million and $9.7 million for the three months ended September 30, 2014 and 2013, respectively, and $32.8 million and $27.2 million for the nine months ended September 30, 2014 and 2013, respectively. The Company capitalizes certain development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset is ready for its intended use. Capitalization of such costs, excluding interest, aggregated to $2.9 million and $2.4 million for the three months ended September 30, 2014 and 2013, respectively, and $7.5 million and $6.3 million for the nine months ended September 30, 2014 and 2013, respectively. Interest is capitalized during the period of development by first applying the Company’s actual borrowing rate on the related asset and second, to the extent necessary, by applying the Company’s weighted average effective borrowing rate to the actual development and other costs expended during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $1.3 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, and $4.7 million and $3.0 million for the nine months ended September 30, 2014 and 2013, respectively.

Acquisition of Real Estate – Acquisitions of real estate are either accounted for as asset acquisitions or business combinations depending on facts and circumstances. Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired in accordance with the accounting requirements of ASC 805, Business Combinations, which requires the recording of net assets of acquired businesses at fair value. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting primarily of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases and value of customer relationships.

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

Acquired in-place leases are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Amortization of acquired in place lease costs totaled $0.5 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively, and $1.8 million and $1.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Acquired customer relationships are amortized as amortization expense on a straight-line basis over the expected life of the customer relationship. Amortization of acquired customer relationships totaled $0.3 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and $1.0 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively.

See Note 3 for discussion of the preliminary purchase price allocation for the Princeton facility that the Company acquired on June 30, 2014.

Impairment of Long-Lived and Intangible Assets – The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is generally measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. No impairment losses were recorded for the three and nine months ended September 30, 2014 and 2013, respectively.

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

Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Amortization of the deferred financing costs was $0.5 million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively, and $1.7 million and $2.2 million for the nine months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014, the Company wrote off unamortized financing costs of $0.5 million primarily in connection with paying down $75 million of its unsecured credit facility. During the three months ended September 30, 2013, the Company had no unamortized financing cost write offs. During the nine months ended September 30, 2014, in addition to the aforementioned $0.5 million write off, the Company wrote off unamortized financing costs of $0.1 million in connection with the modification of its credit facility that is secured by the Richmond data center. During the nine months ended September 30, 2013, the Company wrote off unamortized financing costs of $3.3 million in connection with both the restructuring of its unsecured credit facility and an asset securitization which the Company did not pursue. Deferred financing costs, net of accumulated amortization are as follows:

	September 30,	December 31,
(dollars in thousands)	2014	2013
	(unaudited)

Deferred financing costs	$18,226	$9,159
Accumulated amortization	(3,761)	(1,867)
Deferred financing costs, net	$14,465	$7,292

Deferred leasing costs consist of external fees and internal costs incurred in the successful negotiations of leases and are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $1.8 million and $1.1 million for the three months ended September 30, 2014 and 2013, respectively, and $4.6 million and $3.2 million for the nine months ended September 30, 2014 and 2013, respectively. Deferred leasing costs, net of accumulated amortization are as follows:

	September 30,	December 31,
(dollars in thousands)	2014	2013
	(unaudited)

Deferred leasing costs	$24,348	$17,374
Accumulated amortization	(8,379)	(5,516)
Deferred leasing costs, net	$15,969	$11,858

Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. The Company records this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $9.5 million and $7.9 million as of September 30, 2014 and December 31, 2013, respectively. Additionally, $1.1 million and $1.3 million of deferred income were amortized into revenue for the three months ended September 30, 2014 and 2013, respectively, and $3.5 million and $3.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Interest Rate Derivative Instruments – The Company utilizes derivatives to manage its interest rate exposure. During February 2012, the Company entered into interest rate swaps with a notional amount of $150 million which were cash flow hedges and qualified for hedge accounting. For these hedges, the effective portion of the change in fair value was recognized through other comprehensive income or loss. Amounts were reclassified out of other comprehensive income (loss) as the hedged item was recognized in earnings, either for ineffectiveness or for amounts paid relating to the hedge. The Company reflected all changes in the fair value of the swaps in other comprehensive income (loss) during the nine months ended September 30, 2014, as there was no ineffectiveness recorded in that period. The Company’s interest rate swaps matured on September 28, 2014, and as such, there are no amounts outstanding on the consolidated balance sheet at September 30, 2014 relating to these swaps.

Equity-based Compensation – All equity-based compensation is measured at fair value on the grant date or date of modification, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as a liability or as equity in the consolidated balance sheets. Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification. Equity-based compensation expense net of forfeited and repurchased awards was $0.9 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively, and $2.9 million and $1.3 million for the nine months ended September 30, 2014 and 2013, respectively.

Rental Revenue – The Company, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $4.2 million and $2.9 million as of September 30, 2014 and December 31, 2013, respectively. Rental revenue also includes amortization of set-up fees which are amortized over the term of the respective lease as discussed above.

Allowance for Uncollectible Accounts Receivable – Rents receivable are recognized when due and are carried at cost, less an allowance for doubtful accounts. The Company records a provision for losses on rents receivable equal to the estimated uncollectible accounts, which is based on management’s historical experience and a review of the current status of the Company’s receivables. As necessary, the Company also establishes an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. The aggregate allowance for doubtful accounts was $0.9 million as of September 30, 2014 and December 31, 2013.

Capital Leases – The Company evaluates leased real estate to determine whether the lease should be classified as a capital or operating lease in accordance with U.S GAAP.

The Company periodically enters into capital leases for certain equipment. The outstanding liabilities for the capital leases were $9.0 million and $2.5 million as of September 30, 2014 and December 31, 2013, respectively. Depreciation related to the associated assets is included in depreciation and amortization expense in the Statements of Operations and Comprehensive Income (Loss).

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

Customer Concentrations – As of September 30, 2014, one of the Company’s customers represented 8.4% of its total monthly rental revenue. No other customers exceeded 5% of total monthly rental revenue.

As of September 30, 2014, eight of the Company’s customers exceeded 5% of total accounts receivable. In aggregate, these eight customers accounted for 58% of total accounts receivable. One of these eight customers individually exceeded 10% of total accounts receivable.

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

Financial assets and liabilities measured at fair value in the financial statements on a recurring basis consist of the Company’s derivatives. The fair values of the derivatives are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded as of September 30, 2014 and December 31, 2013 that the fair value associated to “significant unobservable inputs” for risk of non-performance was insignificant to the overall fair value of the derivative agreements and, as a result, have determined that the relevant inputs for purposes of calculating the fair value of the derivative agreements, in their entirety, were based upon “significant other observable inputs.” The Company determined the fair value of derivatives using Level 2 inputs. These methods of assessing fair value result in a general approximation of value, and such value may never be realized.

The Company’s financial instruments held at fair value are presented below as of September 30, 2014 and December 31, 2013 (dollars in thousands):

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
September 30, 2014
Financial Liabilities:
Interest rate swap liability(1)	$-	$-	$-	$-
December 31, 2013
Financial Liabilities:
Interest rate swap liability(1)	$453	$-	$453	$-

(1)	The Company used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swaps at December 31, 2013. The fair value measurement of the interest rate swaps have been classified as Level 2. The swaps matured on September 28, 2014, and as such, there were no amounts outstanding on the consolidated balance sheet as of September 30, 2014 related to interest rate swaps.

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

3. Acquisition of Real Estate

On July 8, 2014, the Company completed the acquisition of the former Sun Times Press facility in downtown Chicago, Illinois, for approximately $18 million. The facility is approximately 317,000 gross square feet with capacity for approximately 133,000 square feet of raised floor and 24 megawatts (“MW”) of power. The Company intends to redevelop the facility which will increase its size to approximately 400,000 gross square feet with raised floor capacity of approximately 215,000 square feet and 37MW of power. The facility also has access to long haul fiber and is situated on 30 acres of developable land. This acquisition was funded with a draw on the unsecured revolving credit facility. In accordance with ASC 805, Business Combinations, the Company accounted for this acquisition as an asset acquisition.

On June 30, 2014 the Company completed the acquisition of a data center facility in New Jersey (the “Princeton facility”), from McGraw Hill Financial, Inc., for an aggregate cost of approximately $73.3 million. This facility is located on approximately 194 acres and consists of approximately 560,000 gross square feet, including approximately 58,000 square feet of raised floor, and 12 MW of gross power. This acquisition was funded with a draw on the unsecured revolving credit facility. Concurrently with acquiring this data center the Company entered into a 10 year lease for the facility’s 58,000 square feet of raised floor with Atos, an international information technology services company headquartered in Bezos, France. The lease includes a 15 year renewal at the option of Atos.

The Company accounted for this acquisition in accordance with ASC 805, Business Combinations as a business combination. The preliminary purchase price allocation was based on an assessment of the fair value of the assets acquired, and excludes acquisition-related costs which in accordance with ASC 805 were expensed as incurred. The Company acquired the Princeton facility on June 30, 2014. The Company is valuing the assets acquired using Level 3 inputs.

The following table summarizes the consideration for the Princeton facility and the preliminary allocation of the fair value of assets acquired as of September 30, 2014 (in thousands):

	Princeton facility as of September 30, 2014	Weighted average useful life
Buildings	$35,574	40
Land	17,976	N/A
Acquired Intangibles	16,114	10
Deferred Costs	3,335	10
Other	301	10
Total purchase price	$73,300

The purchase price allocation remains provisional pending completion of further valuation analysis. Any further revisions will be recorded as adjustments to the final purchase price allocation.

4. Real Estate Assets and Construction in Progress

The following is a summary of properties owned or leased by the Company as of September 30, 2014 and December 31, 2013 (in thousands):

As of September 30, 2014:

Property Location	Land	Buildings and Improvements	Construction in Progress	Total Cost

Owned Properties
Suwanee, Georgia (Atlanta-Suwanee)	$3,521	$134,931	3,799	$142,251
Atlanta, Georgia (Atlanta-Metro)	15,397	350,728	13,770	379,895
Santa Clara, California*	-	88,891	662	89,553
Richmond, Virginia	2,180	126,659	62,301	191,140
Sacramento, California	1,481	57,892	1,362	60,735
Princeton, New Jersey	17,975	36,346	43	54,364
Dallas-Fort Worth, Texas	5,808	42,121	69,909	117,838
Chicago, Illinois	-	-	18,605	18,605
Miami, Florida	1,777	27,818	5	29,600
Lenexa, Kansas	437	24	3,108	3,569
Wichita, Kansas	-	1,409	-	1,409

	48,576	866,819	173,564	1,088,959

Leased Properties
Jersey City, New Jersey	-	26,406	885	27,291
Overland Park, Kansas	-	789	21	810

	-	27,195	906	28,101

	$48,576	$894,014	$174,470	$1,117,060

* Owned facility subject to long-term ground sublease.

As of December 31, 2013:

Property Location	Land	Buildings and Improvements	Construction in Progress	Total Cost

Owned Properties
Suwanee, Georgia (Atlanta-Suwanee)	$3,521	$126,486	3,270	$133,277
Atlanta, Georgia (Atlanta-Metro)	15,397	296,547	32,456	344,400
Santa Clara, California*	-	86,544	1,249	87,793
Richmond, Virginia	2,180	108,979	67,155	178,314
Sacramento, California	1,481	52,841	4,273	58,595
Dallas-Fort Worth, Texas	5,808	-	38,501	44,309
Miami, Florida	1,777	27,553	-	29,330
Lenexa, Kansas	437	3,298	-	3,735
Wichita, Kansas	-	1,409	-	1,409

	30,601	703,657	146,904	881,162

Leased Properties
Jersey City, New Jersey	-	23,811	-	23,811
Overland Park, Kansas	-	762		762

	-	24,573	-	24,573

	$30,601	$728,230	$146,904	$905,735

* Owned facility subject to long-term ground sublease.

5. Credit Facilities and Mortgage Notes Payable

Below is a listing of our outstanding debt, excluding capital leases, as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
	(Unaudited)

Unsecured Credit Facility	$197,000	$256,500
Senior Notes, net of discount	297,671	-
Richmond Credit Facility	70,000	70,000
Atlanta-Metro Equipment Loan	17,175	18,839
Total	$581,846	$345,339

(a) Unsecured Credit Facility – On May 1, 2013, the Company entered into an unsecured credit facility agreement with a syndicate of financial institutions in which KeyBank National Association serves as administrative agent (the “Unsecured Credit Facility”). The Unsecured Credit Facility consists of a term loan of $150 million, with a term of five years, and an unsecured revolving credit facility of $410 million, with a term of four years, for aggregate capacity of the Unsecured Credit Facility of $560 million. On July 23, 2014, the Company repaid $75 million of the term loan portion of the Unsecured Credit Facility and repaid a portion of the outstanding balance of the revolving portion of the Unsecured Credit Facility with proceeds from the issuance of its 5.875% Senior Notes due 2022, reducing the balance to the amounts described above. The Unsecured Credit Facility may be increased to up to $600 million, subject to certain conditions, including the consent of the administrative agent and obtaining necessary commitments.

The Unsecured Credit Facility requires monthly interest payments and requires the Company to comply with various quarterly covenant requirements relating to debt service coverage ratio, fixed charge ratio, leverage ratio and tangible net worth and various other operational requirements. In connection with the Unsecured Credit Facility, as of September 30, 2014, the Company had an additional $3.0 million letter of credit outstanding. The letter of credit was reduced to $2.5 million on October 1, 2014.

Amounts outstanding under the Unsecured Credit Facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will range, depending upon the Company’s leverage ratio, from 2.10% to 2.85% for LIBOR loans or 1.10% to 1.85% for base rate loans. As of September 30, 2014, the interest rate for amounts outstanding under the Unsecured Credit Facility was 2.26%.

(b) Senior Notes – On July 23, 2014, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the notes described below (collectively, the “Issuers”), issued $300 million aggregate principal amount of 5.875% Senior Notes due 2022 (the “Senior Notes”). The Senior Notes have an interest rate of 5.875% per annum, were issued at a price equal to 99.211% of their face value and mature on August 1, 2022. The proceeds from the offering were used to repay amounts outstanding under the Unsecured Credit Facility, including $75 million outstanding under the term loan. The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing and future subsidiaries (other than foreign subsidiaries and receivables entities) that guarantee any indebtedness of QTS Realty Trust, Inc., the Issuers or any other subsidiary guarantor. The Company will not initially guarantee the Senior Notes and will not be required to guarantee the Senior Notes except under certain circumstances. The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of July 23, 2014, among the Operating Partnership, QTS Finance Corporation, the Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”).

(c) Richmond Credit Facility – In December 2012, the Company entered into a credit facility secured by the Company’s Richmond data center (the “Richmond Credit Facility”). As of September 30, 2014, the Richmond Credit Facility had capacity of $120 million, as amended, and includes an accordion feature that allows the Company to increase the size of the credit facility up to $200 million. The Richmond Credit Facility matures June 30, 2019. The Richmond Credit Facility requires the Company to comply with covenants similar to the Unsecured Credit Facility.

Amounts outstanding under the Richmond Credit Facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will range, depending upon the Company’s leverage ratio, from 2.10% to 2.85% for LIBOR loans or 1.10% to 1.85% for base rate loans. As of September 30, 2014, the interest rate for amounts outstanding under the Richmond Credit Facility was 2.25%.

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

The annual remaining principal payment requirements as of September 30, 2014 per the contractual maturities and excluding extension options are as follows (in thousands):

2014	$574
2015	2,397
2016	2,567
2017	49,748
2018	152,943
Thereafter	375,945
Total	$584,175

As of September 30, 2014, the Company was in compliance with all of its covenants.

6. Interest Rate Derivative Instruments

The Company entered into interest rate swap agreements with a notional amount of $150 million on February 8, 2012, which were designated as cash flow hedges for hedge accounting, and matured on September 28, 2014. For derivative instruments that are accounted for as hedges, the change in fair value for the effective portions of qualifying hedges is recorded through other comprehensive income (loss). The total amount of unrealized gains recorded in other comprehensive income (loss) for the nine months ended September 30, 2013 was $0.2 million, with no unrealized gains or losses recorded for the nine months ended September 30, 2014. Interest expense related to payments on interest rate swaps for the three and nine months ended September 30, 2014 was $0.2 million and $0.5 million, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2013, respectively.

As the interest rate swaps matured in September 2014, there were no amounts outstanding on the consolidated balance sheet relating to interest rate swaps as of September 30, 2014. At December 31, 2013 the value of the interest rate swaps was a liability of $0.5 million. This value was determined using Level 2 inputs within the valuation hierarchy.

7. Commitments and Contingencies

The Company is subject to various routine legal proceedings and other matters in the ordinary course of business. While resolution of these matters cannot be predicted with certainty, management believes, based upon information currently available, that the final outcome will not have a material adverse impact on the Company’s financial statements. The Company previously entered into a master service agreement with a third party Internet service provider. The Company was not receiving industry-standard quality of Internet and connectivity services and terminated the contract. The third party Internet service provider challenged the grounds for the Company’s termination and sued the Company in Georgia state court seeking a termination fee equal to the amount the Company would have paid had it not terminated the agreement. The Georgia state court ruled to limit damages, if any, to six months of unpaid fees. Additional claims related to a prior settlement agreement between the parties and the enforceability of an early termination clause in a separate agreement have been raised and are being litigated. Various issues are on appeal. The Company has established an accrual associated with this matter which is recorded as a component of accrued liabilities.

8. Partners’ Capital, Equity and Incentive Compensation Plans

As of September 30, 2014, the Operating Partnership had three classes of limited partnership units outstanding: Class A units of limited partnership interest (“Class A units”), Class RS LTIP units of limited partnership interest (“Class RS units”) and Class O LTIP units of limited partnership units (“Class O Units”). The Class A Units are redeemable at any time on or after one year following the later of November 1, 2013 (which is the beginning of the first full calendar month following the completion of the IPO) or the date of initial issuance. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class RS units or Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Plan”). Class RS units and Class O units may be subject to vesting and are pari passu with Class A units. Vested Class RS units and Class O units are convertible into Class A units based on formulas contained in the partnership agreement of the Operating Partnership.

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

The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the nine months ended September 30, 2014:

	2010 Equity Incentive Plan					2013 Equity Incentive Plan
	Number of Class O units	Weighted average exercise price	Weighted average fair value	Number of Class RS units	Weighted average price	Options	Weighted average exercise price	Weighted average fair value	Restricted Stock	Weighted average price

Outstanding at December 31, 2013	1,622,747	$23.44	$3.84	173,750	$21.86	367,910	$21.00	$3.50	108,629	$21.00
Granted	—	—	—	—	—	238,039	25.59	4.96	44,000	25.51
Exercised	—	—	—	—	—	—	—	—	—	—
Released from restriction (1)	—	—	—	(90,437)	24.93	—	—	—	—	—
Cancelled/Expired	(75,454)	23.21	5.48	—	—	(14,000)	21.00	3.52	—	—
Outstanding at September 30, 2014	1,547,293	$23.45	$3.76	83,313	$23.65	591,949	$22.85	$4.25	152,629	$22.30

(1)	This represents Class RS units that upon vesting have converted to Operating Partnership units.

The assumptions and fair values for restricted stock and options to purchase shares of Class A common stock granted for the nine months ended September 30, 2014 is included in the following table on a per unit basis. Class O units and options to purchase shares of Class A common stock were valued using the Black-Scholes model.

Three and Nine Months Ended September 30, 2014
Fair value of restricted stock granted	$25.51-$28.82
Fair value of options granted	$4.94-$5.98
Expected term (years)	5.5-6.1
Expected volatility	33%
Expected dividend yield	4.02-4.55%
Expected risk-free interest rates	1.7-1.9%

 The following table summarizes information about awards outstanding as of September 30, 2014.

	Operating Partnership Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Class RS Units	$-	83,313	2
Class O Units	$20-25	1,547,293	2

Total Operating Partnership awards outstanding		1,630,606

	QTS Realty Trust, Inc. Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Restricted stock	$-	152,629	3
Options to purchase Class A common stock	$21-28.82	591,949	1
Total QTS Realty Trust, Inc awards outstanding		744,578

All nonvested LTIP unit awards are valued as of the grant date and generally vest ratably over a defined service period. Certain nonvested LTIP unit awards vest on the earlier of achievement by the Company of various performance goals or specified dates in 2015 and 2016. As of September 30, 2014 there were 0.8 million, 0.1 million, 0.2 million and 0.6 million nonvested Class O units, Class RS units, restricted Class A common stock and options to purchase Class A common stock outstanding, respectively. As of September 30, 2014 the Company had $7.3 million of unrecognized equity-based compensation expense which will be recognized over the remaining vesting period of up to 4 years. The total intrinsic value of the awards outstanding at September 30, 2014 was $20.9 million.

On January 7, 2014 the Company paid a dividend to common stockholders of $0.24 per common share and the Operating Partnership made a distribution to its partners of $0.24 per unit in an aggregate amount of $9.0 million. On April 8, July 8 and October 7, 2014, the Company paid its regular quarterly cash dividend of $0.29 per common share and the Operating Partnership made a distribution to its partners of $0.29 per unit in an aggregate amount of $10.7 million, $10.7 million and $10.5 million, respectively. Additionally, a distribution of approximately $200,000 was made to Class O LTIP holders during the three months ended June 30, 2014 to cover federal, state and local taxes on the allocated taxable income of the O LTIPs.

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

The transactions which occurred during the three and nine months ended September 30, 2014 and 2013 are outlined below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013

Tax, utility, insurance and other reimbursement	$296	$18	$464	$121
Rent expense	253	264	772	712
Capital assets acquired	86	126	160	141
Total	$635	$408	$1,396	$974

Certain employees of the Company provided services to companies outside the consolidated group for which the Company is not reimbursed. These amounts were not material for the nine months ended September 30, 2013. This activity was discontinued by the Company during the second quarter of 2013.

10. Noncontrolling Interest

Concurrently with the completion of the IPO, the Company consummated a series of transactions pursuant to which the Company became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership.

Commencing at any time beginning one year following the later of November 1, 2013 (which is the beginning of the first full calendar month following the completion of the IPO) or the date of initial issuance, at the election of the holders of the noncontrolling interest, the Class A units will be redeemable for cash or, at the election of the Company common stock of the Company on a one-for-one basis.

11. Earnings per share

Basic income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share adjusts basic income (loss) per share for the effects of potentially dilutive common shares.

	Three Months Ended	Nine Months Ended
(in thousands, except per share data)	September 30, 2014	September 30, 2014
Net income available to common stockholders	$3,157	$10,445
Weighted average shares outstanding—basic	29,017	29,007
Net income per share—basic	$0.11	$0.36

Net income	$4,006	$13,255
Weighted average shares outstanding—diluted (1)	37,252	37,040
Net income per share—diluted	$0.11	$0.36

(1) Includes 8,104 and 7,939 units of the Operating Partnership as of the three and nine months ended September 30, 2014, respectively.

12. Customer Leases, as Lessor

Future minimum lease payments to be received under non-cancelable operating customer leases (exclusive of recoveries of operating costs from customers) are as follows for the years ending December 31 (in thousands):

Period Ending December 31,
2014 (October - December)	$50,029
2015	186,248
2016	166,060
2017	130,052
2018	104,754
Thereafter	278,147
Total	$915,290

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

Credit facilities, Senior Notes and mortgage notes payable: The fair value of the Company’s floating rate mortgage loans was estimated using Level 2 “significant other observable inputs” such as available market information based on borrowing rates that the Company believes it could obtain with similar terms and maturities. At September 30, 2014, the fair value of Atlanta-Metro Equipment Loan, based on current market rates, was approximately $17.2 million. The Company’s Unsecured Credit Facility and Richmond Credit Facility did not have interest rates which were materially different than current market conditions and therefore, the fair value of each of the credit facilities approximated the carrying value of each note. The fair value of the Company’s Senior Notes was estimated using Level 2 “significant other observable inputs,” primarily based on quoted market prices for the same or similar issuances. At September 30, 2014, the fair value of the Senior Notes was approximately $290.2 million.

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

14. Subsequent Events

On October 7, 2014, the Company paid its regular quarterly cash dividend of $0.29 per common share to stockholders and operating partnership unit holders of record as of the close of business on September 19, 2014.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the financial condition and results of operations of QTS Realty Trust, Inc. for the three and nine months ended September 30, 2014 and QualityTech, LP, our predecessor and operating partnership, for the three and nine months ended September 30, 2013. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes contained elsewhere in this Form 10-Q.

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in our markets or the technology industry;

•	national and local economic conditions;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our failure to successfully develop, redevelop and operate acquired properties and operations;

•	significant increases in construction and development costs;

•	the increasingly competitive environment in which we operate;

•	defaults on or non-renewal of leases by customers;

•	increased interest rates and operating costs, including increased energy costs;

•	financing risks, including our failure to obtain necessary outside financing;

•	decreased rental rates or increased vacancy rates;

•	dependencies on third parties to provide Internet, telecommunications and network connectivity to our data centers;

•	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”);

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.

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

Inclusive of the recently acquired Chicago facility, we operate a portfolio of 12 data centers across eight states, located in some of the top U.S. data center markets plus other high-growth markets. Our data centers are highly specialized, full-service, mission-critical facilities used by our customers to house, power and cool the networking equipment and computer systems that support their most critical business processes. We believe that our data centers are best-in-class and engineered to among the highest specifications commercially available to customers, providing fully redundant, high-density power and cooling sufficient to meet the needs of major national and international companies and organizations. This is in part reflected by our operating track record of “five-nines” (99.999%) reliability and by our diverse customer base of more than 850 customers, including financial institutions, healthcare companies, government agencies, communications service providers, software companies and global Internet companies.

As of September 30, 2014, we owned an approximate 78.8% ownership interest in the operating partnership. Substantially all of our assets are held by, and our operations are conducted through, the operating partnership.

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

Our Customer Base

We provide data center solutions to a diverse set of customers. Our customer base is comprised of companies of all sizes representing an array of industries, each with unique and varied business models and needs. We serve Fortune 1000 companies as well as small and medium-sized businesses, or SMBs, including financial institutions, healthcare companies, government agencies, communications service providers, software companies and global Internet companies.

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

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of September 30, 2014, only three of our more than 850 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 8% of our MRR. In addition, greater than 40% of our MRR was attributable to customers who use more than one of our 3Cs products.

Our Portfolio

We develop and operate 12 data centers located in eight states, containing an aggregate of approximately 4.7 million gross square feet of space (approximately 94% of which is wholly owned by us), including approximately 2.1 million “basis-of-design” raised floor square feet, which represents the total data center raised floor potential of our existing data center facilities. This represents the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the configuration that we deploy. As of September 30, 2014 (including the recently acquired Chicago facility), this space included approximately 927,000 raised floor operating net rentable square feet, or NRSF, plus approximately 1.2 million square feet of additional raised floor in our development pipeline. Our facilities collectively have access to over 500 megawatts (“MW”) of gross utility power with 419 MW of available utility power. We believe such access to power gives us a competitive advantage in redeveloping data center space, since access to power is usually the most limiting and expensive component in data center redevelopment.

During 2014 we acquired two additional data center properties. On June 30, 2014 we completed the acquisition of a data center facility in New Jersey (the “Princeton facility”), from McGraw Hill Financial, Inc., located on approximately 194 acres and consists of approximately 560,000 gross square feet, including approximately 58,000 square feet of raised floor, and 12 MW of gross power. Additionally, on July 8, 2014, we completed the acquisition of the former Sun Times Press facility in downtown Chicago, Illinois, which is approximately 317,000 gross square feet with capacity for approximately 133,000 square feet of raised floor and 24 MW of power. We intend to redevelop the facility which will increase its size to approximately 400,000 gross square feet with raised floor capacity of approximately 215,000 square feet and 37 MW of power.

The following table presents an overview of the portfolio of operating properties that we own or lease, based on information as of September 30, 2014:

			Operating Net Rentable Square Feet (Operating NRSF) (3)
Property	Year Acquired (1)	Gross Square Feet (2)	Raised Floor (4)	Office & Other (5)	Supporting Infrastructure (6)	Total	% Occupied and Billed (7)	Annualized Rent (8)	Available Utility Power (MW) (9)	Basis of Design NRSF	% Raised Floor
Richmond, VA	2010	1,318,353	95,581	24,678	115,627	235,886	86.3%	$18,703,685	110	556,595	17.2%

Atlanta, GA (Metro)	2006	968,695	392,986	36,953	315,676	745,615	89.5%	$72,047,982	72	527,186	74.5%

Dallas-Fort Worth	2013	698,000	28,321	-	28,825	57,146	6.5%	$386,280	140	292,000	9.7%

Princeton	2014	553,930	58,157	12,073	111,405	181,635	100.0%	$8,290,975	22	158,157	36.8%

Suwanee, GA	2005	369,822	185,422	8,697	108,266	302,385	72.3%	$47,199,081	36	214,422	86.5%

Chicago, IL	2014	317,000	-	-	-	-	-	$-	8	133,000	-%

Santa Clara, CA**	2007	135,322	55,494	944	45,687	102,125	92.9%	$22,268,523	11	80,347	69.1%

Jersey City, NJ*	2006	122,448	31,503	14,208	41,901	87,612	92.9%	$11,246,267	7	52,744	59.7%

Sacramento, CA	2012	92,644	54,595	2,794	23,916	81,305	60.8%	$12,449,538	8	57,906	94.3%

Miami, FL	2008	30,029	19,887	-	6,592	26,479	65.3%	$4,908,856	4	19,887	100.0%

Other	Misc	46,706	5,129	2,854	44,061	52,044	22.4%	$747,517	1	5,129	100.0%
Total as of September 30, 2014		4,652,949	927,075	103,201	841,956	1,872,232	83.9%	$198,248,704	419	2,097,373	44.2%

(1)	Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
(2)	With respect to our owned properties, gross square feet represents the entire building area. With respect to leased properties, gross square feet represents that portion of the gross square feet subject to our lease. This includes 171,060 square feet of our office and support space, which is not included in operating NRSF.
(3)	Represents the total square feet of a building that is currently leased or available for lease plus developed supporting infrastructure, based on engineering drawings and estimates, but does not include space held for redevelopment or space used for our own office space.
(4)	Represents management’s estimate of the portion of NRSF of the facility with available power and cooling capacity that is currently leased or readily available to be leased to customers as data center space based on engineering drawings.
(5)	Represents the operating NRSF of the facility other than data center space (typically office and storage space) that is currently leased or available to be leased.
(6)	Represents required data center support space, including mechanical, telecommunications and utility rooms, as well as building common areas.
(7)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced (576,196 square feet as of September 30, 2014) divided by leasable raised floor based on the current configuration of the properties (686,862 square feet as of September 30, 2014), expressed as a percentage. The Dallas-Fort Worth, TX facility occupancy does not include a significant customer which was previously signed and commenced billing on October 1, 2014. Inclusion of this customer would have increased the Dallas-Fort Worth occupancy percentage to more than 68%.
(8)	We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under executed contracts as of a particular date, which includes revenue from our C1, C2 and C3 rental activities and cloud and managed services, but excludes customer recoveries, deferred set up fees and other one-time and variable revenues. MRR does not include the impact from booked-not-billed contracts as of a particular date, unless otherwise specifically noted.
(9)	Represents installed utility power and transformation capacity that is available for use by the facility as of September 30, 2014.

*	Represents facilities that we lease.
**	Subject to long term ground lease

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

Factors That May Influence Future Results of Operations and Cash Flows

Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of September 30, 2014, we had in place customer leases generating revenue for approximately 84% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental, cloud and managed services rates at our properties. Future economic downturns, regional downturns or downturns in the technology industry could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. Negative trends in one or more of these factors could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.

Leasing Arrangements. As of September 30, 2014, 24% of our MRR came from customers which individually occupied greater than or equal to 6,600 square feet of space (or approximately 1 MW of power) and which had metered power. As of September 30, 2014, approximately 44% of our MRR came from C1 customers that are subject to the metered power model. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of September 30, 2014, 76% of our MRR was leased to customers which individually occupied less than 6,600 square feet of space, many of whom are billed on a gross lease basis. Our C2/C3 customers are billed under a gross lease model and as of September 30, 2014, represented 56% of our MRR. Under a gross lease, the customer pays us a fixed rent on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers access more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. Our leases on a gross lease basis generally have a term of three years or less.

Scheduled Lease Expirations. Our ability to minimize rental churn and customer downgrades at renewal and renew, lease and re-lease expiring space will impact our results of operations and cash flows. Leases representing approximately 4% and 9% of our total leased raised floor are scheduled to expire during the years ending December 31, 2014 (including all month-to-month leases) and 2015, respectively. These leases also represented approximately 9% and 21%, respectively, of our annualized rent as of September 30, 2014. At expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.

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

General Leasing Activity

During the three and nine months ended September 30, 2014, we entered into customer leases representing approximately $2.1 million and $4.5 million of incremental MRR, net of downgrades (and representing approximately $25.6 million and $53.9 million of annualized rent) at $248 and $323 per square foot, respectively. In addition, we incurred $3.6 million and $11.5 million of leasing commissions related to new leasing activity for the three and nine months ended September 30, 2014, respectively.

During the three and nine months ended September 30, 2014, we renewed leases with a total annualized rent of $5.2 million and $17.7 million at an average rent per square foot of $669 and $724, respectively, which was 2.9% lower and 2.4% higher than the annualized rent prior to their respective renewals. Customers that renew with adjustments to square feet are reflected in the net leasing activity discussed above. The rental churn rate for the three and nine months ended September 30, 2014 was 1.1% and 4.7%, respectively.

During the three and nine months ended September 30, 2014, we commenced customer leases representing approximately $1.6 million and $4.2 million of incremental MRR (and representing approximately $18.7 million and $50.2 million of annualized rent) at $520 and $552 per square foot, respectively.

As of September 30, 2014, our booked-not-billed MRR balance (which represents customer leases that have been executed, but for which lease payments have not commenced as of September 30, 2014) was approximately $5.2 million, or $62.6 million of annualized rent. Of this booked-not-billed balance, approximately $0.6 million of MRR was attributable to new customers and approximately $4.6 million of MRR was attributable to existing customers. Of this booked-not-billed MRR balance, leases representing approximately $10.5 million of annualized MRR are scheduled to commence in 2014, which is expected to contribute approximately $2.2 million of incremental revenue in 2014.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following changes in revenues and expenses for the three months ended September 30, 2014 are that of the Company, while the changes in revenues and expenses for the three months ended September 30, 2013 are that of the Historical Predecessor (in thousands):

	Three Months Ended September 30,
	(unaudited)
	The Company	Historical Predecessor
	2014	2013	$ Change	% Change
Revenues:
Rental	$45,448	$37,595	$7,853	21%
Recoveries from customers	6,131	3,603	2,528	70%
Cloud and managed services	5,242	4,393	849	19%
Other	1,124	429	695	162%
Total revenues	57,945	46,020	11,925	26%

Operating expenses:
Property operating costs	20,369	15,638	4,731	30%
Real estate taxes and insurance	1,377	1,101	276	25%
Depreciation and amortization	15,210	12,136	3,074	25%
General and administrative	11,045	10,097	948	9%
Restructuring	226	-	226	*
Transaction costs	(195)	-	(195)	*
Total operating expenses	48,032	38,972	9,060	23%
Operating income	9,913	7,048	2,865	41%
Other income and expense:
Interest income	-	4	(4)	*
Interest expense	(5,410)	(4,343)	(1,067)	-25%
Other expense	(470)	-	(470)	*
Income (loss) before taxes	4,033	2,709	1,324	-49%
Tax expense of taxable REIT subsidiaries	(27)	-	(27)	*
Net income (loss)	$4,006	$2,709	$1,297	-48%

* not applicable for comparison

Revenues. Total revenues for the three months ended September 30, 2014 months were $57.9 million compared to $46.0 million for the three months ended September 30, 2013. The increase of $11.9 million, or 26%, was primarily due to organic growth in our customer base as well as the addition of the Princeton facility which contributed $3.9 million of revenue. The increase of $8.7 million, or 21%, in combined rental and cloud and managed services revenue was primarily due to newly leased space as well as increases in rents from previously leased space, net of downgrades at renewal and rental churn.

As of September 30, 2014, our data centers were 84% occupied and billed based on leasable raised floor of approximately 687,000 square feet, with an average annualized rent of $344 per leased raised floor square foot including cloud and managed services revenue, or $308 per leased raised floor square foot excluding cloud and managed services revenue. As of September 30, 2014, the average annualized rent for our C1 product, including managed services for our C1 product, was $185 per leased raised floor square foot, and the average annualized rent for our C2 product, including Cloud and managed services combined was $1,057 per leased raised floor square foot. As of September 30, 2013, our data centers were 90% leased based on leasable raised floor of approximately 549,000 square feet, with an average annualized rent of $337 per leased raised floor square foot including cloud and managed services revenue, or $303 per leased raised floor square foot excluding cloud and managed services revenue.

Higher recoveries from customers for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 were primarily due to utility costs associated with the acquisition of the Princeton facility as well as increased utility costs at our Atlanta-Metro facility which contributed $1.7 million and $0.7 million to the increase, respectively. The $0.7 million increase in other revenue for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to a one-time revenue item related to a customer option to utilize space and higher straight line rent, partially offset by lower sales of scrap metals and other unused materials.

Property Operating Costs. Property operating costs for the three months ended September 30, 2014 were $20.4 million compared to property operating costs of $15.6 million for the three months ended September 30, 2013, an increase of $4.7 million, or 30%. The breakdown of our property operating costs is summarized in the table below (in thousands):

	Three Months Ended September 30,
	(unaudited)
	The Company	Historical Predecessor
	2014	2013	$ Change	% Change
Property operating costs:
Direct payroll	$2,826	$2,643	$183	7%
Rent	1,226	1,112	114	10%
Repairs and maintenance	1,897	907	990	109%
Utilities	8,834	6,996	1,838	26%
Management fee allocation	2,279	1,837	442	24%
Other	3,307	2,143	1,164	54%
Total property operating costs	$20,369	$15,638	$4,731	30%

The acquisition of the Princeton facility contributed $1.6 million to the total increase in property operating costs, of which $0.4 million related to repairs and maintenance, $0.3 million related to utilities, $0.1 million related to management fee allocation and $0.8 million related to other property operating costs. The remaining $3.1 million increase in total property operating costs was attributable to a $1.5 million increase in utilities expense primarily related to increased utility rates in the Atlanta-Metro and Atlanta-Suwanee facilities. Repairs and maintenance expense tends to fluctuate from period to period and increase with the expansion and lease-up of our facilities, contributing $0.6 million to the remaining increase in operating costs. The management fee allocation is based on 4% of cash rental revenues for each facility and reflects an allocation of internal charges to cover back-office and service-related costs associated with the day-to-day operations of our data center facilities, with a corresponding offset to general and administrative expenses. The remaining increase in other property operating expenses of $0.4 million was primarily due to increased outsourcing of our facility security personnel, which resulted in lower direct payroll costs.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the three months ended September 30, 2014 were $1.4 million compared to $1.1 million for the three months ended September 30, 2013. The increase of $0.3 million, or 25%, was primarily attributable to the acquisition of our Princeton data center.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2014 was $15.2 million compared to $12.1 million for the three months ended September 30, 2013. The increase of $3.1 million, or 25%, was primarily due to additional depreciation of $2.2 million associated with the Princeton and Dallas-Fort Worth data centers, as well as expansion of the Atlanta-Metro, Atlanta-Suwanee and Richmond data centers, and higher amortization expense of $0.9 million primarily related to a higher level of leasing commissions.

General and Administrative Expenses. General and administrative expenses were $11.0 million for the three months ended September 30, 2014 compared to general and administrative expenses of $10.1 million for the three months ended September 30, 2013, an increase of $0.9 million, or 9%. Approximately $2.8 million of the total general and administrative expenses for the three months ended September 30, 2014 resulted from sales and marketing expenses, compared to $2.1 million for the three months ended September 30, 2013. The remaining increase in general and administrative expenses was primarily attributable to higher software license costs of $0.3 million, higher temporary and consulting expenses of $0.3 million and higher professional fees of $0.3 million. Total equity-based compensation expense was $0.9 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively. These increases were partially offset by an increase in direct payroll allocation of $0.5 million as well as an increase in management fee allocation of $0.4 million. Our general and administrative expenses represented 19.1% of total revenues for the three months ended September 30, 2014 compared to 21.9% for the three months ended September 30, 2013.

Restructuring Costs. For the three months ended September 30, 2014 we incurred $0.2 million in restructuring costs related to severance for various remote employees.

Transaction Costs. For the three months ended September 30, 2014, we recovered $0.2 million due to a refund of previously expensed transaction costs. Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

Interest Expense. Interest expense for the three months ended September 30, 2014 was $5.4 million compared to $4.3 million for the three months ended September 30, 2013. The increase of $1.1 million, or 25%, was due primarily to an increase in the weighted average interest rate on our borrowings as a result of our $300 million aggregate principal amount of 5.875% Senior Notes Due 2022 (the “Senior Notes”) issuance in July 2014, partially offset by a decrease in the average debt balance of $2.7 million and higher capitalized interest during the period. The average debt balance for the three months ended September 30, 2014 was $583.1 million, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 4.62%. This compared to an average debt balance of $585.8 million for the three months ended September 30, 2013, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 3.58%. Interest capitalized in connection with our redevelopment activities during the three months ended September 30, 2014 and September 30, 2013 was $1.3 million and $0.9 million, respectively.

Other Expense. Other expense for the three months ended September 30, 2014 was $0.5 million. We had no other expense/income for the three months ended September 30, 2013. During the three months ended September 30, 2014, we wrote off unamortized financing costs of $0.5 million primarily in connection with repaying $75 million of our term loan under our unsecured credit facility.

Net Income (Loss). A summary of the components of the increase in net income of $1.3 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 is as follows (in millions):

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$6.9
Increase in general and administrative expense	(0.9)
Increase in depreciation and amortization	(3.1)
Increase in restructuring charges	(0.2)
Decrease in transaction costs	0.2
Increase in interest expense net of interest income	(1.1)
Increase in other expense	(0.5)
Increase in net income	$1.3

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following changes in revenues and expenses for the nine months ended September 30, 2014 are that of the Company, while the changes in revenues and expenses for the nine months ended September 30, 2013 are that of the Historical Predecessor (in thousands):

	Nine Months Ended September 30,
	(unaudited)
	The Company	Historical Predecessor
	2014	2013	$ Change	% Change
Revenues:
Rental	$127,993	$106,184	$21,809	21%
Recoveries from customers	13,674	9,925	3,749	38%
Cloud and managed services	14,443	12,828	1,615	13%
Other	2,116	1,521	595	39%
Total revenues	158,226	130,458	27,768	21%

Operating expenses:
Property operating costs	53,121	44,930	8,191	18%
Real estate taxes and insurance	3,713	3,304	409	12%
Depreciation and amortization	42,274	34,197	8,077	24%
General and administrative	33,296	29,387	3,909	13%
Restructuring	1,272	-	1,272	*
Transaction costs	958	-	958	*
Total operating expenses	134,634	111,818	22,816	20%
Operating income	23,592	18,640	4,952	27%

Other income and expense:
Interest income	8	17	(9)	-53%
Interest expense	(9,683)	(15,977)	6,294	39%
Other expense	(580)	(3,277)	2,697	*
Income (loss) before taxes	13,337	(597)	13,934	2334%
Tax expense of taxable REIT subsidiaries	(82)	-	(82)	*
Net income (loss)	$13,255	$(597)	$13,852	2320%

* not applicable for comparison

Revenues. Total revenues for the nine months ended September 30, 2014 were $158.2 million compared to $130.5 million for the nine months ended September 30, 2013. The increase of $27.8 million, or 21%, was primarily due to organic growth in our customer base and $3.9 million of revenue associated with the addition of the Princeton facility. The increase of $23.4 million, or 20%, in combined rental and cloud and managed services revenue was primarily due to newly leased space as well as increases in rents from previously leased space, net of downgrades at renewal and rental churn.

Higher recoveries from customers for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 were primarily due to utility costs associated with the acquisition of the Princeton facility which contributed $1.7 million to the increase as well as increased utility costs generally related to an increase in customers operating under our metered power model at our Atlanta-Metro and Richmond data centers, which contributed $1.1 million and $0.6 million to the increase, respectively. The $0.6 million increase in other revenue for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to higher straight line rent.

Property Operating Costs. Property operating costs for the nine months ended September 30, 2014 were $53.1 million compared to property operating costs of $44.9 million for the nine months ended September 30, 2013, an increase of $8.2 million, or 18%. The breakdown of our property operating costs is summarized in the table below (in thousands):

	Nine Months Ended September 30,
	(unaudited)
	The Company	Historical Predecessor
	2014	2013	$ Change	% Change
Property operating costs:
Direct payroll	$8,616	$8,414	$202	2%
Rent	3,670	3,324	346	10%
Repairs and maintenance	4,228	3,051	1,177	39%
Utilities	22,528	18,791	3,737	20%
Management fee allocation	6,275	5,206	1,069	21%
Other	7,804	6,144	1,660	27%
Total property operating costs	$53,121	$44,930	$8,191	18%

The acquisition of the Princeton facility contributed $1.6 million to the total increase in property operating costs, of which $0.4 million related to repairs and maintenance, $0.3 million related to utilities, $0.1 million related to management fee allocation and $0.8 million related to other property operating costs. The remaining $6.6 million increase in total property operating costs was attributable to a $3.4 million increase in utilities expense primarily attributable to increased utilities rates in the Atlanta-Metro and Atlanta-Suwanee facilities. Repairs and maintenance expense tends to fluctuate from period to period and increase with the expansion and lease-up of our facilities, contributing $0.8 million to the remaining increase in operating costs. The management fee allocation is based on 4% of cash rental revenues for each facility and reflects an allocation of internal charges to cover back-office and service-related costs associated with the day-to-day operations of our data center facilities, with a corresponding offset to general and administrative expenses. The remaining increase in other property operating expenses of $0.9 million was primarily due to increased outsourcing of our facility security personnel, which resulted in lower direct payroll costs.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the nine months ended September 30, 2014 were $3.7 million compared to $3.3 million for the nine months ended September 30, 2013. The increase of $0.4 million, or 12%, was primarily attributable to the acquisition of our Princeton data center as well as the expansion of our Richmond data center.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2014 was $42.3 million compared to $34.2 million for the nine months ended September 30, 2013. The increase of $8.1 million, or 24%, was primarily due to additional depreciation of $5.6 million associated with the Princeton and Dallas-Fort Worth data centers, as well as expansion of our Atlanta-Metro, Atlanta-Suwanee and Richmond data centers, and higher amortization expense of $2.5 million primarily related to a higher level of leasing commissions.

General and Administrative Expenses. General and administrative expenses were $33.3 million for the nine months ended September 30, 2014 compared to general and administrative expenses of $29.4 million for the nine months ended September 30, 2013, an increase of $3.9 million, or 13%. Approximately $8.5 million of the total general and administrative expenses for the nine months ended September 30, 2014 resulted from sales and marketing expenses, compared to $6.9 million for the nine months ended September 30, 2013. The remaining increase in general and administrative expenses was primarily attributable to higher professional fees of $1.4 million, higher personnel costs of $1.2 million, higher software license costs of $0.6 million and higher temporary and consulting expenses of $0.5 million. Total equity-based compensation expense was $2.9 million and $1.3 million for the nine months ended September 30, 2014 and 2013, respectively. These increases were partially offset by an increase in management fee allocation of $1.1 million, an increase in direct payroll allocation of $0.8 million, decreased rent expense of $0.3 million and reduced office supplies expense of $0.1 million. Our general and administrative expenses represented 21.0% of total revenues for the nine months ended September 30, 2014 compared to 22.5% for the nine months ended September 30, 2013.

Restructuring Costs. For the nine months ended September 30, 2014 we incurred $1.3 million in restructuring costs related to severance for various remote employees.

Transaction Costs. For the nine months ended September 30, 2014 we incurred $1.0 million in costs primarily related to the acquisition of the Princeton facility. Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

Interest Expense. Interest expense for the nine months ended September 30, 2014 was $9.7 million compared to $16.0 million for the nine months ended September 30, 2013. The decrease of $6.3 million, or 39%, was due to a decrease in our average debt balance of $88.3 million primarily as a result of our IPO in October 2013, a reduction in the weighted average interest rate on our borrowings and higher capitalized interest during the period. During the second quarter of 2013, we replaced our $440 million secured credit facility with a $575 million unsecured credit facility. In addition, the interest rate spread over LIBOR on the unsecured credit facility was 165 basis points lower than our former secured credit facility. The average debt balance for the nine months ended September 30, 2014 was $479.0 million, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 4.02%. This compared to an average debt balance of $567.3 million for the nine months ended September 30, 2013, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 4.45%. Interest capitalized in connection with our redevelopment activities during the nine months ended September 30, 2014 and 2013 was $4.7 million and $3.0 million, respectively.

Other Expense. Other expense for the nine months ended September 30, 2014 and 2013 was $0.6 million and $3.3 million, respectively. The decrease in other expense of $2.7 million was due to higher write-offs of unamortized deferred financing costs in connection with the replacement of our secured credit facility with an unsecured credit facility during the three months ended September 30, 2013 and an asset securitization which we decided not to pursue following the expansion of our credit facility.

Net Income (Loss). A summary of the components of the increase in net income of $13.9 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is as follows (in millions):

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$19.2
Increase in general and administrative expense	(3.9)
Increase in depreciation and amortization	(8.1)
Increase in restructuring charges	(1.3)
Increase in transaction costs	(1.0)
Decrease in interest expense net of interest income	6.3
Decrease in other expense	2.7
Increase in net income	$13.9

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

A reconciliation of net income (loss) to FFO and Operating FFO is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
FFO
Net income (loss)	$4,006	$2,709	$13,255	$(597)
Real estate depreciation and amortization	13,596	10,731	37,663	30,348
FFO	17,602	13,440	50,918	29,751

Operating FFO
Write off of unamortized deferred finance costs	470	-	580	3,277
Restructuring costs	226	-	1,272	-
Transaction costs	(195)	-	958	-
Operating FFO	$18,103	$13,440	$53,728	$33,028

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

A reconciliation of total revenues to recognized MRR in the period and MRR at period end is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Recognized MRR
Total period revenues (GAAP basis)	$57,945	$46,020	$158,226	$130,458
Less: Total period recoveries	(6,131)	(3,603)	(13,674)	(9,925)
Total period deferred setup fees	(1,125)	(1,263)	(3,508)	(3,450)
Total period straight line rent and other	(1,726)	(1,240)	(3,711)	(3,385)
Recognized MRR (in the period)	48,963	39,914	137,333	113,698

MRR
Total period revenues (GAAP basis)	$57,945	$46,020	$158,226	$130,458
Less: Total revenues excluding last month	(38,439)	(30,448)	(138,720)	(114,886)
Total revenues for last month of period	19,506	15,572	19,506	15,572
Less: Last month recoveries	(1,771)	(1,219)	(1,771)	(1,219)
Last month deferred setup fees	(391)	(427)	(391)	(427)
Last month straight line rent and other	(823)	(127)	(823)	(127)
MRR (at period end) *	$16,521	$13,799	$16,521	$13,799

* Does not include our booked-not-billed MRR balance, which was $5.2 million and $2.0 million as of September 30, 2014 and 2013, respectively.

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

A reconciliation of net income (loss) to NOI is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Operating Income (NOI)
Net income (loss)	$4,006	$2,709	$13,255	$(597)
Interest expense	5,410	4,343	9,683	15,977
Interest income	-	(4)	(8)	(17)
Depreciation and amortization	15,210	12,136	42,274	34,197
Write off of unamortized deferred finance costs	470	-	580	3,277
Tax expense of taxable REIT subsidiaries	27	-	82	-
Restructuring costs	226	-	1,272	-
Transaction costs	(195)	-	958	-
General and administrative expenses	11,045	10,097	33,296	29,387
NOI (1)	$36,199	$29,281	$101,392	$82,224
Breakdown of NOI by facility:
Atlanta-Metro data center	$14,752	$13,740	$44,348	$38,739
Atlanta-Suwanee data center	9,046	7,517	25,798	20,945
Santa Clara data center	3,301	2,801	9,349	8,299
Richmond data center	3,772	2,859	10,158	7,538
Sacramento data center	1,938	1,752	6,601	5,638
Princeton data center	2,066	-	2,089	-
Dallas-Fort Worth data center	420	-	420	-
Other data centers	904	612	2,629	1,065
NOI (1)	$36,199	$29,281	$101,392	$82,224

(1)	Includes facility level General and administrative allocation charges of 4% of revenue which aggregated to $2.3 million and $1.8 million for the three month periods ended September 30, 2014 and 2013, respectively, and $6.3 million and $5.2 million for the nine month periods ended September 30, 2014 and 2013, respectively.

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

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
EBITDA and adjusted EBITDA
Net income (loss)	$4,006	$2,709	$13,255	$(597)
Interest expense	5,410	4,343	9,683	15,977
Interest income	-	(4)	(8)	(17)
Tax expense of taxable REIT subsidiaries	27	-	82	-
Depreciation and amortization	15,210	12,136	42,274	34,197
EBITDA	24,653	19,184	65,286	49,560

Write off of unamortized deferred finance costs	470	-	580	3,277
Equity-based compensation expense	925	510	2,901	1,305
Restructuring costs	226	-	1,272	-
Transaction costs	(195)	-	958	-
Adjusted EBITDA	$26,079	$19,694	$70,997	$54,142

Liquidity and Capital Resources

Short-Term Liquidity

Our short-term liquidity needs include funding capital expenditures for the redevelopment of data center space (a significant portion of which is discretionary), meeting debt service and debt maturity obligations, including interest payments on our Senior Notes, funding distributions to our stockholders and unit holders, utility costs, site maintenance costs, real estate and personal property taxes, insurance, rental expenses, general and administrative expenses and certain recurring and non-recurring capital expenditures.

In addition to the $156.0 million of capital expenditures, excluding acquisitions, incurred in the nine months ended September 30, 2014, we expect that we will incur approximately $40 million additional capital expenditures through December 31, 2014 in connection with the redevelopment of our data center facilities. We expect to spend approximately $35 million of capital expenditures on redevelopment, and the remainder on recurring capital expenditures and capitalized overhead costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. We expect to fund these costs using operating cash flows and draws on our credit facilities, which were substantially paid down with the net proceeds from the Senior Notes offering that closed in July 2014 as discussed below. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of such expenditures may vary. We continue to evaluate acquisition opportunities, but none are considered probable at this time and therefore the related expenditures are not currently included in these future estimates.

We expect to meet our short-term liquidity needs through operating cash flow, cash and cash equivalents and borrowings under our credit facilities.

Our cash paid for capital expenditures, excluding acquisitions, for the nine months ended September 30, 2014 and 2013 are summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2014	2013
Redevelopment	$124,912	$78,084
Personal property	6,321	5,694
Maintenance capital expenditures	1,972	2,240
Capitalized interest, commissions and other overhead costs	22,803	16,906
Total capital expenditures	$156,008	$102,924

Long-Term Liquidity

Our long-term liquidity needs primarily consist of funds for property acquisitions, scheduled debt maturities, payment of principal of our Senior Notes, and recurring and non-recurring capital expenditures. We may also pursue additional redevelopment of our Atlanta-Metro, Dallas-Fort Worth, Richmond, and Chicago data centers and future redevelopment of other space in our portfolio. The redevelopment of this space, including timing, is at our discretion and will depend on a number of factors, including availability of capital and our estimate of the demand for data center space in the applicable market. We expect to meet our long-term liquidity needs with net cash provided by operations, incurrence of additional long-term indebtedness, borrowings under our credit facilities and issuance of additional equity or debt securities, subject to prevailing market conditions, as discussed below.

Cash

As of September 30, 2014, we had $5.0 million of unrestricted cash and cash equivalents.

On January 7, 2014, we paid our first and prorated dividend to our stockholders in the amount of $7.0 million. In addition, on January 7, 2014, we made a distribution to the holders of Class A units of limited partnership of our operating partnership in an aggregate amount of approximately $2.0 million in connection with the quarterly dividend on our common stock.

On April 8, July 8, and October 7, 2014, we paid our regular quarterly cash dividends of $0.29 per common share to stockholders and operating partnership unit holders of record as of the close of business on March 20, June 20, and September 19, 2014, respectively.

Indebtedness

As of September 30, 2014, we had approximately $590.9 million of indebtedness, including capital lease obligations.

Unsecured Credit Facility. In May 2013, we entered into an unsecured credit facility comprised of a five-year $225 million term loan and a four-year $350 million revolving credit facility with a one year extension, subject to satisfaction of certain conditions, and had the ability to expand the total credit facility by an additional $100 million subject to certain conditions set forth in the credit agreement. As of September 30, 2014, the total unsecured credit facility capacity was $410 million, and as discussed in more detail below, in July 2014 our term loan was reduced by $75 million to $150 million in connection with the issuance of the Senior Notes.

The total credit facility may be increased from the current capacity of $560 million to $600 million subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments, either through an increase to the term loan or revolving credit facility, or a combination of both. Amounts outstanding under the unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will range, depending upon our leverage ratio, from 2.10% to 2.85% for LIBOR loans or 1.10% to 1.85% for base rate loans. As of September 30, 2014, the interest rate for amounts outstanding under our credit facility was 2.26%. The unsecured credit facility includes certain financial covenants, including a leverage ratio of total indebtedness to gross asset value not in excess of 55%. The interest rate applied to the outstanding balance of the unsecured credit facility decreases incrementally for every 5% below the maximum leverage ratio. The availability under the revolving credit facility is the lesser of (i) $410 million, (ii) 55% of unencumbered asset pool capitalized value, (iii) the amount resulting in an unencumbered asset pool debt service ratio of 1.75 to 1.00, as defined, or (iv) the amount resulting in an unencumbered asset pool debt yield of 15%, less, in the case of (ii), (iii) and (iv), unsecured debt as defined in the revolving credit facility. The availability of funds under our unsecured credit facility depends on compliance with our covenants. As of September 30, 2014, we had outstanding $197.0 million of indebtedness out of a total of $560 million of available capacity under our unsecured credit facility.

5.875% Senior Notes due 2022. On July 23, 2014, the operating partnership and QTS Finance Corporation, a subsidiary of the operating partnership formed solely for the purpose of facilitating the offering of the Senior Notes described below (collectively, the “Issuers”), issued $300 million aggregate principal amount of 5.875% Senior Notes due 2022. The Senior Notes have an interest rate of 5.875% per annum and were issued at a price equal to 99.211% of their face value. The proceeds from the offering were used to repay amounts outstanding under the unsecured credit facility, including $75 million outstanding under the term loan. The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the operating partnership’s existing and future subsidiaries (other than foreign subsidiaries and receivables entities) that guarantee any indebtedness of QTS Realty Trust, Inc., the Issuers or any other subsidiary guarantor. QTS Realty Trust, Inc. will not initially guarantee the Senior Notes and will not be required to guarantee the Senior Notes except under certain circumstances. The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of July 23, 2014, among us, the operating partnership, QTS Finance Corporation, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”).

The Indenture contains affirmative and negative covenants that, among other things, limit or restrict the operating partnership’s ability and the ability of certain of its subsidiaries (“Restricted Subsidiaries”) to: incur additional indebtedness; pay dividends; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the operating partnership’s restricted subsidiaries to pay dividends; engage in sales of assets; and engage in mergers, consolidations or sales of substantially all of their assets. However, certain of these covenants will be suspended for so long as the Senior Notes are rated investment grade by specified debt rating services and there is no default under the Indenture. The operating partnership and its Restricted Subsidiaries also are required to maintain total unencumbered assets (as defined in the Indenture) of at least 150% of their unsecured debt on a consolidated basis.

The Senior Notes may be redeemed by the Issuers, in whole or in part, at any time prior to August 1, 2017 at a redemption price equal to (i) 100% of principal amount, plus (ii) accrued and unpaid interest to the redemption date, and (iii) a make-whole premium. Thereafter, the Issuers may redeem the Senior Notes prior to maturity at 104.406% of the principal amount at August 1, 2017 and declining ratably to par at August 1, 2020 and thereafter, in each case plus accrued and unpaid interest to the redemption date. At any time prior to August 1, 2017, the Issuers may, subject to certain conditions, redeem up to 35% of the aggregate principal amount of the Senior Notes at 105.875% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings consummated by us or the operating partnership. Also, upon the occurrence of a change of control of us or the operating partnership, holders of the Senior Notes may require the Issuers to repurchase all or a portion of the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes to be repurchased plus accrued and unpaid interest to the repurchase date.

Richmond Secured Credit Facility. In December 2012, we entered into a credit facility secured by our Richmond data center (the “Richmond Credit Facility”). The proceeds from our Richmond Credit Facility may be used solely to finance the development of the Richmond property into a data center and to repay indebtedness under our unsecured credit facility. The Richmond Credit Facility requires us to comply with covenants similar to the unsecured credit facility.

As amended on June 30, 2014, the Richmond Credit Facility has a stated maturity of June 30, 2019, capacity of $120 million with an accordion feature to provide for total borrowing capacity of up to $200 million. The interest rate for LIBOR loans ranges from 2.10% to 2.85%, with the rate determined by the overall leverage ratio as defined in the agreement.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2014, including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (in thousands):

Obligations	2014	2015	2016	2017	2018	Thereafter	Total

Operating Leases	$1,363	$5,458	$5,533	$5,606	$5,606	$68,636	$92,202
Capital Leases	200	3,146	3,014	2,329	330	23	9,042
Future principal payments of Indebtedness (1)	574	2,397	2,567	49,748	152,943	375,946	584,175
Total (2)	$2,137	$11,001	$11,114	$57,683	$158,879	$444,605	$685,419

(1)	Does not include discount on Senior Notes reflected at September 30, 2014 nor letter of credit of $3.0 million outstanding as of September 30, 2014 under our unsecured credit facility. The letter of credit was reduced to $2.5 million on October 1, 2014.

(2)	Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facilities, mortgages, capital leases and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of September 30, 2014 (in thousands):

2014	2015	2016	2017	2018	Thereafter	Total
$6,423	$25,690	$25,427	$22,395	$19,983	$63,828	$163,746

Off-Balance Sheet Arrangements

We utilize derivatives to manage our interest rate exposure. During February 2012, we entered into two interest rate swaps with an aggregate notional amount of $150 million which qualified for hedge accounting treatment. These interest rate swaps, which matured on September 28, 2014, were designated as a cash flow hedge of future interest payments. We perform assessments of hedging effectiveness, and any ineffectiveness is recorded in interest expense. There was no ineffectiveness for the periods ended September 30, 2014 or 2013.

Cash Flows

	Nine Months Ended
	September 30,
(in thousands)	2014	2013
Cash Flow Data
Cash flow provided by (used for):
Operating activities	$51,355	$32,145
Investing activities	(247,072)	(124,098)
Financing activities	195,552	90,225

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Cash flow provided by operating activities was $51.4 million for the nine months ended September 30, 2014, compared to $32.1 million for the nine months ended September 30, 2013. The increased cash flow provided by operating activities of $19.2 million was primarily due to an increase in cash operating income of $21.3 million, partially offset by a decrease in cash flow associated with net changes in working capital of $(2.1) million primarily relating to changes in accounts payable, accrued liabilities, accrued interest on member advances, restricted cash and rent and other receivables.

Cash flow used for investing activities increased by $123.0 million to $247.1 million for the nine months ended September 30, 2014, compared to $124.1 million for the nine months ended September 30, 2013. The increase was primarily due to higher net cash outflow for the acquisitions which was $69.9 million greater in 2014 and higher cash paid for capital expenditures primarily related to redevelopment of our Dallas-Fort Worth, Atlanta-Metro and Richmond data centers of $53.1 million. These expenditures include capitalized soft costs such as interest, payroll and other costs to redevelop properties, which were, in the aggregate, $12.2 million and $9.3 million for the nine months ended September 30, 2014 and 2013, respectively.

Cash flow provided by financing activities was $195.6 million for the nine months ended September 30, 2014, compared to $90.2 million for the nine months ended September 30, 2013. The increase was primarily due to higher net borrowings of $131.6 million under our unsecured credit facility and newly issued Senior Notes in order to redevelop and acquire our data centers, partially offset by the payment of cash dividends to common stockholders of $23.8 million and the distribution to the unit holders of our operating partnership of $6.9 million.

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

Our operating partnership also includes certain partners that are subject to a taxable income allocation, however, not entitled to receive recurring distributions. The partnership agreement does stipulate however, to the extent that taxable income is allocated to these partners that the partnership will make a distribution to these partners equal to the lesser of the actual per unit distributions made to Class A partners or an estimated amount to cover federal, state and local taxes on the allocated taxable income. No distributions were made to these partners for the nine months ended September 30, 2013. However, a distribution of approximately $200,000 was made to Class O LTIP holders during the second quarter of 2014.

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

As of September 30, 2014, we had outstanding $267.0 million of consolidated indebtedness that bore interest at variable rates. An interest rate cap of $50 million was in place as of September 30, 2014 with a capped LIBOR rate of 3% through December 18, 2015.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. LIBOR rates are not currently within 1% of our interest rate caps, therefore a 1% increase in interest rates would increase the interest expense on the $267.0 million of variable indebtedness outstanding as of September 30, 2014 by approximately $2.7 million annually. Conversely, a decrease in the LIBOR rate to 0% would decrease the interest expense on this $267.0 million of variable indebtedness outstanding by approximately $0.4 million annually based on the one month LIBOR rate of approximately 0.2% as of September 30, 2014.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended September 30, 2014, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit
Number	Exhibit Description

3.1	Articles of Amendment and Restatement of QTS Realty Trust, Inc. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

3.2	Amended and Restated Bylaws of QTS Realty Trust, Inc. (Filed as Exhibit 3.2 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

4.1	Form of Specimen Class A Common Stock Certificate (Filed as Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

4.2	Indenture, dated July 23, 2014, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., certain subsidiaries of QualityTech, LP and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2014)

4.3	Registration Rights Agreement, dated July 23, 2014, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., certain subsidiaries of QualityTech, LP and Deutche Bank Securities Inc., KeyBanc Capital Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of the initial purchasers (Filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on July 25, 2014)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from QTS Realty Trust, Inc.’s Quarterly Report on Form 10-K for the three months ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets of QTS Realty Trust, Inc., (ii) condensed consolidated statements of operations and comprehensive income (loss) of QTS Realty Trust, Inc., (iii) condensed consolidated statements of equity of QTS Realty Trust, Inc, (iv) condensed consolidated statements of cash flow of QTS Realty Trust, Inc. and (v) the notes to the condensed consolidated financial statements of QTS Realty Trust, Inc.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: November 3, 2014	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: November 3, 2014	/s/ William Schafer
William Schafer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

