Form 10-K
period 2014-12-31
QTS Realty Trust, Inc.
filed 2015-02-23
CIK 1577368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36109

QTS Realty Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	46-2809094 (I.R.S. Employer Identification No.)

12851 Foster Street, Overland Park, Kansas	66213
(Address of principal executive offices)	(Zip Code)

(913) 312-5503

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A common stock, $.01 par value	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the Class A common stock, $.01 par value per share, was last sold at June 30, 2014 was $344.7 million. There were 29,521,550 shares of Class A common stock and 133,000 shares of Class B common stock, $0.01 par value per share, of the registrant outstanding on February 18, 2015.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2014.

EXPLANATORY NOTE

In addition to the financial statements of QTS Realty Trust, Inc. (“QTS”), this annual report on Form 10-K of QTS includes the financial statements of QualityTech, LP, a Delaware limited partnership, which is our operating partnership (the “Operating Partnership”). This report also presents one set of combined notes for QTS’ financial statements and those of the Operating Partnership and generally presents the disclosure herein on a combined basis with respect to QTS and the Operating Partnership. We have included the Operating Partnership’s financial statements and presented the disclosure in this manner in anticipation of the Operating Partnership becoming a reporting company under the Securities Exchange Act of 1934, as amended, following effectiveness of its Registration Statement on Form S-4. Once the Operating Partnership becomes a reporting company, we expect to file future periodic reports with the Securities and Exchange Commission (“SEC”) on a combined basis for both QTS and the Operating Partnership.

Management operates QTS and the Operating Partnership as one business. The management of QTS consists of the same employees as the management of the Operating Partnership. QTS is the sole general partner of the Operating Partnership, and, as of December 31, 2014, its only material asset consisted of its ownership of approximately 79.6% of the Operating Partnership. QTS does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. QTS has not issued or guaranteed any indebtedness. Except for net proceeds from public equity issuances by QTS, which are contributed to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership, the Operating Partnership generates all remaining capital required by our business through its operations, the direct or indirect incurrence of indebtedness, and the issuance of partnership units. Therefore, as general partner with control of the Operating Partnership, QTS consolidates the Operating Partnership for financial reporting purposes.

We believe, therefore, that a combined presentation with respect to QTS and the Operating Partnership, including providing one set of notes for the financial statements of QTS and the Operating Partnership, provides the following benefits:

•	enhances investors’ understanding of QTS and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure in this report applies to both QTS and the Operating Partnership; and
•	creates time and cost efficiencies through the preparation of one presentation instead of two separate presentations.

In addition, in light of these combined disclosures, we believe it is important for investors to understand the few differences between QTS and the Operating Partnership in the context of how QTS and the Operating Partnership operate as a consolidated company. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated balance sheets of QTS and those of the Operating Partnership. The Operating Partnership’s capital includes general and limited common units that are owned by QTS and the other partners. QTS' stockholders’ equity includes common stock, additional paid in capital, accumulated other comprehensive income (loss) and accumulated dividends in excess of earnings. The remaining equity is the portion of net assets that are retained by partners other than QTS, referred to as noncontrolling interests. The primary difference in QTS' Statements of Operations and Comprehensive Income (Loss) is that for net income (loss), QTS retains its proportionate portion of the net income (loss) based on its ownership of the Operating Partnership, with the remaining balance being retained by the Operating Partnership.

In order to highlight the few differences between QTS and the Operating Partnership, there are sections and disclosure in this report that discuss QTS and the Operating Partnership separately, including separate financial statements, separate audit reports, certain accompanying notes to the financial statements, including Note 8 – Partners’ Capital, Equity and Incentive Compensation Plans and Note 16 – Quarterly Financial Information (unaudited). This report does not, however, include separate controls and procedures sections and separate Exhibit 31 and 32 certifications, which will be included in our consolidated reports once the Operating Partnership becomes a reporting company. In the sections that combine disclosure for QTS and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of “we,” “our,” “us,” “our company” and “the Company.” Although the Operating Partnership is generally the entity that enters into contracts, holds assets and issues debt, we believe that these general references to “we,” “our,” “us,” “our company” and “the Company” in this context are appropriate because the business is one enterprise operated through the Operating Partnership.

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

The forward-looking statements contained in this Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in our markets or the technology industry;
•	national and local economic conditions;
•	difficulties in identifying properties to acquire and completing acquisitions;
•	our failure to successfully develop, redevelop and operate acquired properties;
•	significant increases in construction and development costs;
•	the increasingly competitive environment in which we operate;
•	defaults on or non-renewal of leases by customers;
•	increased interest rates and operating costs, including increased energy costs;
•	financing risks, including our failure to obtain necessary outside financing;
•	decreased rental rates or increased vacancy rates;
•	dependence on third parties to provide Internet, telecommunications and network connectivity to our data centers;
•	our failure to qualify and maintain QTS’ qualification as a REIT;
•	environmental uncertainties and risks related to natural disasters;
•	financial market fluctuations; and
•	changes in real estate and zoning laws and increases in real property tax rates.

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

Unless the context requires otherwise, references in this Form 10-K to “we,” “our,” “us,” “our company” and “the Company” refer to QTS Realty Trust, Inc. (“QTS”), a Maryland corporation, together with its consolidated subsidiaries, including QualityTech, LP, a Delaware limited partnership, which we refer to in this Form 10-K as the “Operating Partnership” or “predecessor.”

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

We operate a portfolio of 12 data centers across eight states, located in some of the top U.S. data center markets plus other high-growth markets. Our data centers are highly specialized, full-service, mission-critical facilities used by our customers to house, power and cool the networking equipment and computer systems that support their most critical business processes. We believe that our data centers are best-in-class and engineered to adhere to the highest specifications commercially available to customers, providing fully redundant, high-density power and cooling sufficient to meet the needs of major national and international companies and organizations. This is in part reflected by our operating track record of “five-nines” (99.999%) reliability and by our diverse customer base of more than 850 customers, including financial institutions, healthcare companies, government agencies, communications service providers, software companies and global Internet companies.

QTS is a Maryland corporation formed on May 17, 2013. On October 15, 2013, QTS completed its initial public offering (the “IPO”) of its Class A common stock, $0.01 par value per share. Its Class A common stock trades on the New York Stock Exchange under the ticker symbol “QTS.” Concurrently with the completion of the IPO, we consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, our operating partnership. QTS contributed the net proceeds of the IPO to the Operating Partnership in exchange for units of limited partnership interest. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of December 31, 2014, QTS owned an approximate 79.6% ownership interest in the Operating Partnership.

We believe that QTS has operated and has been organized in conformity with the requirements for qualification and taxation as a REIT commencing with its taxable year ended December 31, 2013. Our qualification as a REIT, and maintenance of such qualification, depends upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”) relating to, among other things, the sources of our gross income, the composition and values of our assets, our distributions to our stockholders and the concentration of ownership of our equity shares.

Our Portfolio

We operate 12 data centers located in eight states, containing an aggregate of approximately 4.7 million gross square feet of space (approximately 94% of which is wholly owned by us), including approximately 2.1 million “basis-of-design” raised floor square feet, which represents the total data center raised floor potential of our existing data center facilities. This represents the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the configuration that we deploy. As of December 31, 2014, this space included approximately 927,000 raised floor operating net rentable square feet, or NRSF, plus approximately 1.1 million square feet of additional raised floor in our development pipeline, of which approximately 97,000 NRSF is expected to become operational by December 31, 2015. Our facilities collectively have access to over 500 MW of gross utility power with 419 MW of available utility power. We believe such access to power gives us a competitive advantage in redeveloping data center space, since access to power is usually the most limiting and expensive component in data center redevelopment. At the data centers located on each of our properties, whether owned or leased by us, we provide full-service facilities used by our customers to house, power and cool the networking equipment and computer systems that support many of their most critical business processes, as well as additional services.

During 2014 we acquired two additional data center properties. On June 30, 2014 we completed the acquisition of a data center facility in New Jersey (the “Princeton facility”) from McGraw Hill Financial, Inc., which is located on approximately 194 acres and consists of approximately 560,000 gross square feet, including approximately 58,000 square feet of raised floor, and 12 MW of gross power. Additionally, on July 8, 2014, we completed the acquisition of the former Sun Times Press facility in downtown Chicago, Illinois, which consists of approximately 317,000 gross square feet with capacity for approximately 133,000 square feet of raised floor and 24 MW of power. We intend to redevelop the facility which will increase its size to approximately 400,000 gross square feet with raised floor capacity of approximately 215,000 square feet and 37 MW of power.

We account for the operations of all of our properties in one reporting segment.

Our Customer Base

We provide data center solutions to a diverse set of customers. Our customer base is comprised of companies of all sizes representing an array of industries, each with unique and varied business models and needs. We serve Fortune 1000 companies as well as small and medium businesses (“SMBs”) including financial institutions, healthcare companies, government agencies, communications service providers, software companies and global Internet companies.

Our Custom Data Center, or C1, customers typically are large enterprises with significant IT expertise and specific IT requirements, including financial institutions, “Big Four” accounting firms and the world’s largest global Internet companies, with our median customer utilizing approximately 3,900 square feet. Our Colocation, or C2, customers consist of a wide range of organizations, including major healthcare, telecommunications and software and web-based companies. Our C3 Cloud customers include both large organizations and SMBs seeking to reduce their capital expenditures and outsource their IT infrastructure on a flexible basis. Examples of current C3 Cloud customers include a global financial processing company, a U.S. government agency and an educational software provider.

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of December 31, 2014, only three of our more than 850 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”), with the largest customer accounting for approximately 9% of our MRR. In addition, greater than 40% of our MRR was attributable to customers who use more than one of our 3Cs products, and greater than 50% of our bookings in 2014 came from existing customers.

Our Structure

Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. Our interest in the Operating Partnership entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. As the sole general partner of the Operating Partnership, we generally have the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners.

The following diagram depicts our ownership structure, on a non-diluted basis as of December 31, 2014.

Our Competitive Strengths

We believe that we are uniquely positioned in the data center industry and distinguish ourselves from other data center providers through the following competitive strengths:

•	Fully Integrated Platform Offers Scalability and Flexibility to Our Customers and Us. Our differentiated, fully integrated 3Cs approach, allows us to serve a wide variety of customers in a large, addressable market and to scale to the level of IT infrastructure outsourcing desired by our customers. We believe customers will continue to have evolving and diverse IT needs and will prefer providers that offer a portfolio of IT solutions. As of December 31, 2014, greater than 40% of our MRR was attributable to customers who use more than one of our 3Cs products. We believe our ability to offer a full spectrum of 3Cs product offerings enhances our leasing velocity, allows for an individualized pricing mix, results in more balanced lease terms and optimizes cash flows from our assets. We leverage our integrated product mix to offer Critical Facilities Management (CFM) with the combination of real estate ownership and technology services that supports a true enterprise partnership.

•	Platform Anchored by Strategically Located, Owned “Mega” Data Centers. Our larger “mega” data centers, Atlanta-Metro, Dallas-Fort Worth, Richmond, Atlanta-Suwanee, Princeton and Chicago, allow us to deliver our fully integrated platform and 3Cs products by building and leasing space more efficiently than in single-use or smaller data centers. We believe that our data centers are engineered to among the highest specifications commercially available. Our national portfolio of 12 data centers (nine of which are wholly owned, representing 90% of our raised square feet, and another is subject to a long term ground lease), are strategically located throughout the United States. We also own an aggregate of 235.5 acres of additional land adjacent to data center properties that can support the development of up to an additional approximately 2.5 million square feet of raised floor.

•	Significant Expansion Opportunity within Existing Data Center Facilities at Lower Costs. We have developed substantial expertise in redeveloping facilities through the acquisition and redevelopment of our operating facilities at a cost of less than $7 million per MW. Our data center redevelopment model is primarily focused on redeveloping space within our current facilities, which allows us to build additional leasable raised floor at a lower incremental cost compared to ground-up development and to rapidly scale our redevelopment in a modular manner to coincide with customer demand and our estimates of optimal product utilization among our C1, C2 and C3 products.

•	Diversified, High-Quality Customer Base. We have significantly grown our customer base from 510 in 2009 to over 850 as of December 31, 2014, with our largest customer accounting for approximately 9% of our MRR and only three of our customers individually accounting for more than 3% of our MRR. Our focus on our customers and our ability to scale with their needs allows us to achieve a low rental churn rate (which is the MRR impact from a customer completely departing our platform in a given period compared to the total MRR at the beginning of the period). For the year ended December 31, 2014, we experienced a rental churn rate of 6.2%.

•	Robust In-House Sales Capabilities. Our in-house sales force has deep knowledge of our customers’ businesses and IT infrastructure needs and is supported by sophisticated sales management, reporting and incentive systems. Our internal sales force is structured by product offerings, specialized industry segments and, with respect to our C2 product, by geographical region. Therefore, unlike certain other data center companies, we are less dependent on data center brokers to identify and acquire or renew our customers, which we believe is a key enabler of our 3Cs strategy.

•	Security and Compliance Focused. Our operations and compliance teams are focused on providing high level of physical security and compliance solutions in all of our data centers and through our 3C offerings.

•	Balance Sheet Positioned to Fund Continued Growth. As of December 31, 2014 we had over $370 million of available liquidity, considering covenant restrictions, consisting of cash and cash equivalents and the ability to borrow under our unsecured revolving credit facility and our credit facility secured by our Richmond property (the “Richmond secured credit facility”). As we continue to expand our real estate portfolio and the returns associated with that capacity, we can increase availability by an additional $374 million under the current unsecured credit facility and Richmond secured credit facility. We believe that we are appropriately capitalized with sufficient funds and available borrowing capacity to pursue our anticipated business and growth strategies.

•	Founder-Led Management Team with Proven Track Record and Strong Alignment with Our Stockholders. Our senior management team has significant experience in the ownership, management and redevelopment of commercial real estate through multiple business cycles. We believe our executive management team’s experience will enable us to capitalize on industry relationships by providing an ongoing pipeline of attractive leasing and redevelopment opportunities.

•	Commitment to Sustainability. We have a commitment to sustainability that focuses on managing our power and space as effectively and efficiently as possible. We believe that our continued efforts and proven results from sustainably redeveloping properties give us a distinct advantage over our competitors in attracting new customers.

Business and Growth Strategies

Our primary business objectives are to maximize cash flow and to achieve long-term growth in our business in order to maximize stockholder value through the prudent management of a high-quality portfolio of properties and our fully integrated platform used to deliver our 3Cs product offerings. Our business and growth strategies to achieve these objectives include the following elements:

•	Continued Redevelopment of Our Existing Footprint. We believe our redevelopment pipeline provides us with a multi-year growth opportunity at very attractive risk-adjusted returns without the need to construct new buildings or acquire additional properties or land for development.

•	Increase Cash Flow of Our In-Place Data Center Space. We seek to increase cash flow by proactively managing, leasing and optimizing space, rent and occupancy levels across our portfolio. We proactively manage our rent roll and maintain regular communications with our customers to understand their growing and changing IT needs. Over the past few years, we have reclaimed space that we have re-leased at higher rates. As of December 31, 2014, our existing data center facilities had approximately 927,000 raised floor NRSF, which under current configurations resulted in approximately 698,000 square feet of leasable raised floor. We believe this space, together with available power, provides us an opportunity to generate incremental revenue within our existing data center footprint without extensive capital expenditures. As of December 31, 2014, our booked-not-billed MRR balance (which represents customer leases that have been executed, but for which lease payments have not commenced as of December 31, 2014) was approximately $4.8 million, or $57.8 million of annualized rent.

•	Expand Our Cloud and Managed Services (“C3”) Product Offerings. We intend to continue to expand our C3 product offerings and penetration by providing self-service and automation capabilities and targeting both new and existing customers, as our Cloud and Managed Services products can be used as an alternative to, or in conjunction with, our C1 and C2 products. Through our C3 product offerings, we believe that we will be able to capture a larger addressable market, increase our ability to retain customers and increase cash flow from our properties. Our innovative approach to CFM, leveraging our expertise as a data center owner and operator, offers guaranteed operational efficiency improvements of up to 20 percent. We believe we have entered the market at the right time with a unique solution that delivers real value to the enterprise data center owners.

•	Increase Our Margins through Our Operating Leverage. We anticipate that our business and growth strategies can be substantially supported by our existing platform, will not require significant incremental general and administrative expenditures and will allow us to continue to benefit from operational leverage and increase operating margins.

•	Selectively Expand Our Fully Integrated Platform to Other Strategic Markets. We will selectively pursue attractive opportunities in strategic locations where we believe our fully integrated platform would give us a competitive advantage in the acquisition and leasing of a facility or portfolio of assets. We also believe we can integrate additional data center facilities into our platform without adding significant incremental headcount or general and administrative expenses.

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

Americans With Disabilities Act

Our properties must comply with Title III of the Americans With Disabilities Act (“ADA”) to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that the initial properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

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

Privacy and Security

We may be directly and/or contractually subject to laws, regulations and policies for protecting sensitive data, consumer privacy and vital national interests. For example, the US government has promulgated regulations and standards subject to authority provided through the enactment of a number of laws, such as the Health Insurance Portability and Accountability Act (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), the Gramm-Leach-Bliley Act (“GLBA”), and the Federal Information Security Management Act of 2002 (“FISMA”), which require many corporations and federal, state and local governmental entities to control the security of, access to and configuration of their IT systems. A number of states have also enacted laws and regulations that require covered entities, such as data center operators, to implement and maintain security measures to protect certain types of information, such as Social Security numbers, payment card information, and other types of data, from unauthorized use and disclosure. In addition, industry organizations have adopted and implemented various security and compliance policies. For example, the Payment Card Industry Security Standards Council has issued its mandatory Payment Card Industry Data Security Standard (“PCI DSS”) which is applicable to all organizations processing payment card transactions.

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We take advantage of certain of these exemptions, including the exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Employees

As of December 31, 2014, we employed approximately 460 persons, none of whom were represented by a labor union. We believe our relations with our employees are good.

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

Leases representing approximately 11% of our leased raised floor and approximately 26% of our annualized rent (including all month-to-month leases), in each case as of December 31, 2014, will expire by the end of 2015. We compete with numerous developers, owners and operators in the data center industry, including managed service providers and other REITs, some of which own or lease properties similar to ours, or may do so in the future, in the same submarkets in which our properties are located. Our competitors may have significant advantages over us, including greater name recognition, longer operating histories, higher operating margins, pre-existing relationships with current or potential customers, greater financial, marketing and other resources, and access to greater and less expensive power. These advantages could allow our competitors to respond more quickly to strategic opportunities or changes in our industry or markets. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our customers, or if our competitors offer products and services in a greater variety, that are more state-of-the-art or that are more competitively priced than the products and services we offer, we may lose customers or be unable to attract new customers without lowering our rental rates and improving the quality, mix and technology of our products and services. We cannot assure you that we will be able to renew leases with our existing customers or re-let space to new customers if our current customers do not renew their leases. Even if our customers renew their leases or we are able to re-let the space, the terms (including rental rates and lease periods) and costs (including capital) of renewal or re-letting may be less favorable than the terms of our current leases. In addition, there can be no assurances that the type of space and/or services currently available at our properties will be sufficient to retain current customers or attract new customers in the future. Finally, although we offer a full spectrum of data center products from Custom Data Centers to Colocation to Cloud and Managed Services, our competitors that specialize in only one of our product and service offerings may have competitive advantages in that space. If rental rates for our properties decline, we are unable to lease vacant space, our existing customers do not renew their leases or we do not re-let space from expiring leases, in each case, on favorable terms, it could have a material adverse effect on us.

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

Our two largest properties in terms of annualized rent, Atlanta-Metro and Atlanta-Suwanee, collectively accounted for approximately 59% of our annualized rent as of December 31, 2014, and any inability, temporarily or permanently, to fully and consistently operate either of these properties could have a material adverse effect on us.

Our two largest properties in terms of annualized rent, Atlanta-Metro and Atlanta-Suwanee, collectively accounted for approximately 59% of our annualized rent as of December 31, 2014. Therefore, any inability, temporarily or permanently, to fully and consistently operate either of these properties could have a material adverse effect on us. In addition, because both properties are located in the Atlanta Metropolitan area, we are particularly susceptible to adverse developments in this area, including as a result of natural disasters (such as hurricanes, floods, tornadoes and other events), that could cause, among other things, permanent damage to the properties and electrical power outages that may last beyond our backup and alternative power arrangements. Further, Atlanta-Metro and Atlanta-Suwanee account for several of our largest leases in terms of MRR. Any nonrenewal, credit or other issues with large customers could adversely affect the performance of these properties.

We may be adversely affected by the economies and other conditions of the markets in which we operate, particularly in Atlanta and other metropolitan areas, where we have a high concentration of our data center properties.

We are susceptible to adverse economic or other conditions in the geographic markets in which we operate, such as periods of economic slowdown or recession, the oversupply of, or a reduction in demand for, data centers and cloud and managed services in a particular area, industry slowdowns, layoffs or downsizings, relocation of businesses, increases in real estate and other taxes and changing demographics. The occurrence of these conditions in the specific markets in which we have concentrations of properties could have a material adverse effect on us. Our Atlanta area (Atlanta-Metro and Atlanta-Suwanee) and Santa Clara data centers accounted for approximately 59% and 11%, respectively, of our annualized rent as of December 31, 2014. As a result, we are particularly susceptible to adverse market conditions in these areas. In addition, other geographic markets could become more attractive for developers, operators and customers of data center facilities based on favorable costs and other conditions to construct or operate data center facilities in those markets. For example, some states have created tax incentives for developers and operators to locate data center facilities in their jurisdictions. These changes in other markets may increase demand in those markets and result in a corresponding decrease in demand in our markets. Any adverse economic or real estate developments in the geographic markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for data center space resulting from the local business climate or business climate in other markets, could have a material adverse effect on us.

Challenging economic and other market conditions could have a material adverse effect on us.

While recent economic data reflects a stabilization of the economy and credit markets, the cost and availability of credit may be limited if market conditions do not continue to improve. Furthermore, deteriorating economic and other market conditions that affect our customers could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio. Additionally, the economic climate could have an impact on our lenders or customers, causing them to fail to meet their obligations to us. A long-term continuance of challenging economic and other market conditions could have a material adverse effect on us.

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

We have initiated or are contemplating the redevelopment of nine of our existing data center properties: Atlanta-Metro, Dallas-Fort Worth, Jersey City, Richmond, Sacramento, Santa Clara, Atlanta-Suwanee, Princeton and Chicago. Our future growth depends upon the successful completion of these efforts. With respect to our current and any future expansions and any new developments or redevelopments, we will be subject to certain risks, including the following:

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

Our interest in the Santa Clara property is subject to a ground sublease granted by a third party, as ground sublessor, to our indirect subsidiary Quality Investment Properties Santa Clara, LLC (“QIP Santa Clara”). The ground sublease terminates in 2052 and we have two options to extend the original term for consecutive ten-year terms. The ground sublease structure presents special risks. We, as ground sublessee, will own all improvements on the land, including the buildings in which the data centers are located during the term of the ground sublease. Upon the expiration or earlier termination of the ground sublease, however, the improvements on the land will become the property of the ground sublessor. Unless we purchase a fee interest in the land and improvements subject to the ground sublease, we will not have any economic interest in the land or improvements at the expiration of the ground sublease. Therefore, we will not share in any increase in value of the land or improvements beyond the term of the ground sublease, notwithstanding our capital outlay to purchase our interest in the data center or fund improvements thereon, and will lose our right to use the building on the subleased property. In addition, upon the expiration of the ground sublease, the ground sublessor may require the removal of the improvements or the restoration of the improvements to their condition prior to any permitted alterations at our sole cost and expense. If we do not meet a certain net worth test, we also will be required to provide the ground sublessor with a bond in connection with such removal and restoration requirements. In addition, while we generally have the right to undertake alterations to the demised premises, the ground sublessor has the right to reasonably approve the quality of such work and the form and content of certain financial information of QIP Santa Clara. The ground sublessor need not give its approval to alterations if it or its affiliate determines that the work will have a material adverse impact on the fee interest in property adjacent to the demised premises. In addition, though the ground sublease provides that we may exercise the rights of ground lessor in the event of a rejection of the master ground lease, each of the master ground lease and the ground sublease may be rejected in bankruptcy. Finally, in the event of a condemnation, the ground lessor is entitled to an allocable share of any condemnation proceeds. The ground sublease, however, does contain important nondisturbance protections and provides that, in event of the termination of the master ground lease, the ground sublease will become a direct lease between the ground lessor and QIP Santa Clara.

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

We are vulnerable to negative impacts if sensitive information from our customers or their customers is inadvertently compromised or lost. We routinely process, store and transmit large amounts of data for our customers, which includes sensitive and personally identifiable information. Loss or compromise of this data could cost us both monetarily and in terms of customer goodwill and lost business. Unauthorized access also potentially could jeopardize the security of confidential information of our customers or our customers’ end-users, which might expose us to liability from customers and the government agencies that regulate us or our customers, as well as deter potential customers from renting our space and purchasing our services. For example, violations of HIPAA and its implementing regulations, as amended by the HITECH Act, can lead to fines of up to $1.5 million for identical violations of a particular provision in a calendar year. In addition, we cannot predict how future laws, regulations and standards, or future interpretations of current laws, regulations and standards, related to privacy and security will affect our business and we cannot predict the cost of compliance. We may be required to expend significant financial resources to protect against physical or cybersecurity breaches that could result in the misappropriation of our or our customers’ information. As techniques used to breach security change frequently, and are generally not recognized until launched against a target, we may not be able to implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Any internal or external breach in our network could severely harm our business and result in costly litigation and potential liability for us. To the extent our customers demand that we accept unlimited liability and to the extent there is a competitive trend to accept it, such a trend could affect our ability to retain these limitations in our leases at the risk of losing the business. Such a trend may be particularly likely to occur with regard to our Cloud and Managed Services. We may experience a data loss or security breach, which could have a material adverse effect on us.

The loss of key personnel, including our executive officers, could have a material adverse effect on us.

Our continued success depends, to a significant extent, on the continued services of key personnel, particularly our executive officers, who have extensive market knowledge and long-standing business relationships. In particular, our reputation among and our relationships with our key customers are the direct result of a significant investment of time and effort by these individuals to build our credibility in a highly specialized industry. The loss of services of one or more key members of our executive management team could diminish our business and investment opportunities and our relationships with lenders, business partners and existing and prospective customers and could have a material adverse effect on us.

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

In June 2014, we acquired our Princeton facility and expect a transition period. Management also may be required to spend a greater portion of its time at the Princeton facility (rather than the other facilities) in order to manage its successful integration into our platform, which may negatively impact operations at our other facilities.

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

In order to qualify and maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) annually. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our “REIT taxable income,” including any net capital gains. Because of these distribution requirements, we will not be able to fund future capital needs, including capital for development projects and acquisition opportunities, from operating cash flow. Consequently, we intend to rely on third-party sources of capital to fund a substantial amount of our future capital needs. We may not be able to obtain such financing on favorable terms or at all. Any additional debt we incur will increase our leverage, expose us to the risk of default and impose operating restrictions on us. In addition, any equity financing could be materially dilutive to the equity interests held by our stockholders. Our access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, our leverage, our current and expected results of operations, liquidity, financial condition and cash distributions to stockholders and the market price of our common stock. If we cannot obtain capital when needed, we may not be able to execute our business and growth strategies (including redeveloping or acquiring properties when strategic opportunities exist), satisfy our debt service obligations, make the cash distributions to our stockholders necessary to qualify and maintain our qualification as a REIT (which would expose us to significant penalties and corporate level taxation), or fund our other business needs, which could have a material adverse effect on us.

Our indebtedness outstanding as of December 31, 2014 was approximately $637.2 million, which exposes us to interest rate fluctuations and the risk of default thereunder, among other risks.

Our indebtedness outstanding as of December 31, 2014 was approximately $637.2 million. Approximately $309.8 million of this indebtedness bears interest at a variable rate (which does not take into effect the $50 million of outstanding indebtedness subject to interest rate cap agreements). Increases in interest rates, or the loss of the benefits of our existing or future hedging agreements, would increase our interest expense, which would adversely affect our cash flow and our ability to service our debt. Our organizational documents contain no limitations regarding the maximum level of indebtedness, as a percentage of our market capitalization or otherwise, that we may incur. We may incur significant additional indebtedness, including mortgage indebtedness, in the future. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;
•	we may use a substantial portion of our cash flows to make principal and interest payments and we may be unable to obtain additional financing as needed or on favorable terms, which could, among other things, have a material adverse effect on our ability to complete our redevelopment pipeline, capitalize upon emerging acquisition opportunities, make cash distributions to our stockholders, or meet our other business needs;
•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•	we may be forced to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;
•	we may be required to maintain certain debt and coverage and other financial ratios at specified levels, thereby reducing our financial flexibility;
•	our vulnerability to general adverse economic and industry conditions may be increased;
•	greater exposure to increases in interest rates for our variable rate debt and to higher interest expense on future fixed rate debt;
•	we may be at a competitive disadvantage relative to our competitors that have less indebtedness;
•	our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate may be limited; and
•	we may default on our indebtedness by failure to make required payments or violation of covenants, which would entitle holders of such indebtedness and possibly other indebtedness to accelerate the maturity of their indebtedness and, if such indebtedness is secured, to foreclose on our properties that secure their loans and receive an assignment of our rents and leases.

The occurrence of any one of these events could have a material adverse effect on us. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Code.

The agreements governing our existing indebtedness contain various covenants and other provisions which limit management’s discretion in the operation of our business, reduce our operational flexibility and create default risks.

The agreements governing our existing indebtedness contain, and agreements governing our future indebtedness may contain, covenants and other provisions that impose significant restrictions on us and our subsidiaries. These covenants restrict, among other things, our and our subsidiaries’ ability to:

•	incur or guarantee additional indebtedness;
•	pay dividends and make certain investments and other restricted payments;
•	incur restrictions on the payment of dividends or other distributions from subsidiaries of the Operating Partnership;
•	create or incur certain liens;
•	transfer or sell certain assets;
•	engage in certain transactions with affiliates; and
•	merge or consolidate with other companies or transfer or sell all or substantially all of our assets.

These covenants may restrict our ability to engage in certain transactions that may be in our best interest.

Our unsecured credit facility, Richmond secured credit facility and the indenture governing our 5.875% Senior Notes due 2022 (the “Senior Notes”) also contain provisions that may limit QTS’ ability to make distributions to its stockholders and the Operating Partnership’s ability to make distributions to QTS. These facilities generally provide that if a default occurs and is continuing, we will be precluded from making distributions on common stock and partnership interests, as applicable (other than those required to allow QTS to qualify and maintain its status as a REIT, so long as such default does not arise from a payment default or event of insolvency) and lenders under these credit facilities and, potentially, other indebtedness, could accelerate the maturity of the related indebtedness. These credit facilities also contain covenants providing for a maximum distribution of the greater of (i) 95% of our “Funds from Operations” (as defined in the agreements) and (ii) the amount required for us to qualify as a REIT. The indenture governing the Senior Notes contains provisions that restrict the Operating Partnership’s ability to make distributions to QTS, except distributions required to allow QTS to qualify and maintain its status as a REIT, so long as no event of default has occurred and is continuing.

These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. In addition, failure to meet the covenants may result in an event of default under the applicable indebtedness, which could result in the acceleration of the applicable indebtedness and potentially other indebtedness and foreclosure upon any property securing such indebtedness, which could have a material adverse effect on us.

The documents that govern our outstanding indebtedness require that we maintain certain financial ratios and, if we fail to do so, we will be in default under the applicable debt instrument, which in turn could trigger defaults under our other debt instruments, which could result in the maturities of all of our debt obligations being accelerated.

Each of our significant debt instruments require that we maintain certain financial ratios. In addition, the indenture that governs the Senior Notes requires the Operating Partnership and its restricted subsidiaries to maintain total unencumbered assets of at least 150% of the aggregate principal amount of all of their outstanding unsecured indebtedness. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Such a default may allow the creditors, if the agreements so provide, to declare the related debt immediately due and payable as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, lenders may have the right in these circumstances to terminate any commitments they have to provide further borrowings. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt agreements if accelerated upon an event of default. In addition, if we were unable to repay or refinance any secured debt that becomes accelerated, the lenders could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our data centers, and our assets may not be sufficient to repay such debt in full. These events would also have a material adverse effect on our liquidity.

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

Any hedging transactions involve costs and expose us to potential losses.

Hedging agreements enable us to convert floating rate liabilities to fixed rate liabilities or fixed rate liabilities to floating rate liabilities. Hedging transactions expose us to certain risks, including that losses on a hedge position may reduce the cash available for distribution to stockholders and such losses may exceed the amount invested in such instruments and that counterparties to such agreements could default on their obligations, which could increase our exposure to fluctuating interest rates. In addition, hedging agreements may involve costs, such as transaction fees or breakage costs, if we terminate them. We are party to an interest rate cap on $50 million of indebtedness that effectively caps the LIBOR rate to 3% through December 18, 2015. In addition, we have used interest rate swaps in the past to hedge our exposure to interest rate fluctuations and may use interest rate swaps or other forms of hedging again in the future. The REIT rules impose certain restrictions on QTS’ ability to utilize hedges, swaps and other types of derivatives to hedge our liabilities. We expect that our board of directors will adopt a general policy with respect to our use of interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments in order to hedge all or a portion of our interest rate risk, given the cost of such hedges and the need to qualify and maintain our qualification as a REIT. We expect our policy to state that we will not use derivatives for speculative or trading purposes and will only enter into contracts with major financial institutions based on their credit rating and other factors. We may use hedging instruments in our risk management strategy to limit the effects of changes in interest rates on our operations. However, neither our current nor any future hedges may be effective in eliminating all of the risks inherent in any particular position due to the fact that, among other things, the duration of the hedge may not match the duration of the related liability, the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction and the hedging counterparty owing money in the hedging transaction may default on its obligation to pay. The use of derivatives could have a material adverse effect on us.

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

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic, financial, investment or other conditions promptly or on favorable terms, which could have a material adverse effect on us.

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

Increased tax rates and reassessments could significantly increase our property taxes and have a material adverse effect on us.

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

Under various federal, state and local statutes, regulations and ordinances relating to the protection of the environment, a current or former owner or operator of real property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial, liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Most of our properties presently contain large underground or above ground fuel storage tanks used to fuel generators for emergency power, which is critical to our operations. If any of the tanks that we own or operate releases fuel to the environment, we would likely have to pay to clean up the contamination. In addition, prior owners and operators used some of our current properties for industrial and commercial purposes, which could have resulted in environmental contamination, including our Dallas-Fort Worth and Richmond data center properties, which were previously used as semiconductor plants. Moreover, the presence of contamination or the failure to remediate contamination at our properties may (1) expose us to third-party liability, (2) subject our properties to liens in favor of the government for damages and costs the government incurs in connection with the contamination, (3) impose restrictions on the manner in which a property may be used or businesses may be operated, or (4) materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. In addition, there may be material environmental liabilities at our properties of which we are not aware. We also may be liable for the costs of remediating contamination at off-site facilities at which we have arranged, or will arrange, for disposal or treatment of our hazardous substances without regard to whether we complied or will comply with environmental laws in doing so. Any of these matters could have a material adverse effect on us.

We could become subject to liability for failure to comply with environmental, health and safety requirements or zoning laws, which could cause us to incur additional expenses.

Our properties are subject to federal, state and local environmental, health and safety laws and regulations and zoning requirements, including those regarding the handling of regulated substances and wastes, emissions to the environment and fire codes. For instance, our properties are subject to regulations regarding the storage of petroleum for auxiliary or emergency power and air emissions arising from the use of power generators. In particular, generators at our data center facilities are subject to strict emissions limitations, which could preclude us from using critical back-up systems and lead to significant business disruptions at such facilities and loss of our reputation. If we exceed these emissions limits, we may be exposed to fines and/or other penalties. In addition, we lease some of our properties to our customers who also are subject to such environmental, health and safety laws and zoning requirements. If we, or our customers, fail to comply with these various laws and requirements, we might incur costs and liabilities, including governmental fines and penalties. Moreover, we do not know whether existing laws and requirements will change or, if they do, whether future laws and requirements will require us to make significant unanticipated expenditures that could have a material adverse effect on us. Environmental noncompliance liability also could affect a customer’s ability to make rental payments to us.

We could become subject to liability for asbestos-containing building materials in the buildings on our property, which could cause us to incur additional expenses.

Some of our properties may contain, or may have contained, asbestos-containing building materials. Environmental, health and safety laws require that owners or operators of or employers in buildings with asbestos-containing materials (“ACM”) properly manage and maintain these materials, adequately inform or train those who may come into contact with ACM and undertake special precautions, including removal or other abatement, in the event that ACM is disturbed during building maintenance, renovation or demolition. These laws may impose fines and penalties on employers, building owners or operators for failure to comply with these laws. In addition, third parties may seek recovery from employers, owners or operators for personal injury associated with exposure to asbestos. If we become subject to any of these penalties or other liabilities as a result of ACM at one or more of our properties, it could have a material adverse effect on us.

Our properties may contain or develop harmful mold or suffer from other adverse conditions, which could lead to liability for adverse health effects and costs of remediation.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues also can stem from inadequate ventilation, chemical contamination from indoor or outdoor sources and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our customers, employees of our customers and others if property damage or personal injury occurs. Thus, conditions related to mold or other airborne contaminants could have a material adverse effect on us.

Laws, regulations or other issues related to climate change could have a material adverse effect on us.

If we, or other companies with which we do business, particularly utilities that provide our facilities with electricity, become subject to laws or regulations related to climate change, it could have a material adverse effect on us. The United States may enact new laws, regulations and interpretations relating to climate change, including potential cap-and-trade systems, carbon taxes and other requirements relating to reduction of carbon footprints and/or greenhouse gas emissions. Other countries have enacted climate change laws and regulations and the United States has been involved in discussions regarding international climate change treaties. The federal government and some of the states and localities in which we operate have enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effect on us to date, they could limit our ability to develop new facilities or result in substantial costs, including compliance costs, retrofit costs and construction costs, monitoring and reporting costs and capital expenditures for environmental control facilities and other new equipment. Furthermore, our reputation could be damaged if we violate climate change laws or regulations. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations, liquidity and financial condition. Lastly, the potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. Any of these matters could have a material adverse effect on us.

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

The properties in our portfolio are subject to various federal, state and local regulations, including the Americans with Disabilities Act (“ADA”) as well as state and local fire and life safety requirements. Under the ADA, all places of public accommodation must meet federal requirements related to access and use by disabled persons. A number of additional federal, state and local regulations may also require modifications to our properties, or restrict our ability to renovate our properties. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation. In addition, we do not know whether existing requirements will change, or if they do, whether future requirements will require us to make significant unanticipated expenditures that could have a material adverse effect on us.

Risks Related to Our Organizational Structure

QTS has a limited operating history as a public company, and its limited experience may impede our ability to successfully manage our business.

QTS’ management has limited experience operating a public company. Although certain of its executive officers and directors have experience in the real estate industry, and Mr. Schafer, our Chief Financial Officer, was previously the Chief Financial Officer of a publicly traded REIT, we cannot assure stockholders and debtholders that their past experience will be sufficient to operate a business in accordance with the Code requirements for REIT qualification or in accordance with the requirements of the SEC and the NYSE for public companies. QTS has developed and implemented substantial control systems and procedures in order to qualify and maintain its qualification as a REIT, satisfy its periodic and current reporting requirements under applicable SEC regulations and comply with NYSE listing standards. As a result, QTS has and will continue to incur significant related legal, accounting and other expenses, and its management and other personnel have and will continue to devote a substantial amount of time to comply with these rules and regulations and establish the corporate infrastructure and controls demanded of a publicly traded REIT. Substantial work on its part will be required to continue to implement and execute appropriate reporting and compliance processes and assess their design, remediate any deficiencies identified and test the operation of such processes. This ongoing process is expected to be both costly and challenging, and QTS may initially incur higher general and administrative expenses than its competitors that are managed by persons with more experience operating a public company. If its finance and accounting organization is unable for any reason to respond adequately to the increased demands of operation as a public company, the quality and timeliness of its financial reporting may suffer and it could experience significant deficiencies or material weaknesses in its disclosure controls and procedures and its internal control over financial reporting.

An inability to maintain effective disclosure controls and procedures and internal control over financial reporting could cause QTS to fail to meet its reporting obligations under Exchange Act on a timely basis or result in material misstatements or omissions in its Exchange Act reports (including its financial statements), either of which, as well as the perception thereof, could cause investors to lose confidence in the company and could have a material adverse effect on QTS and cause the market price of its common stock to decline significantly. As a result of the foregoing, QTS cannot ensure that it will be able to continue to execute its business and growth strategies as a publicly traded REIT.

As of December 31, 2014, Chad L. Williams and General Atlantic owned approximately 18.2% and 45.1% of QTS’ outstanding common stock on a fully diluted basis, respectively, and have the ability to exercise significant influence on the company and any matter presented to its stockholders.

As of December 31, 2014, Chad L. Williams, our Chairman and Chief Executive Officer, and GA Interholdco, LLC (“General Atlantic”) owned approximately 18.2% and 45.1%, respectively, of QTS’ outstanding common stock on a fully diluted basis. No other stockholder is permitted to own more than 7.5% of the aggregate of the outstanding shares of its common stock, except for certain designated investment entities that may own up to 9.8% of the aggregate of the outstanding shares of its common stock, subject to certain conditions, and except as approved by the board of directors pursuant to the terms of QTS’ charter. Consequently, Mr. Williams and General Atlantic may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of the board of directors and approval of significant corporate transactions, such as business combinations, consolidations and mergers, as well as the determination of its day-to-day business decisions and management policies. In addition, General Atlantic and its affiliates may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to QTS. As a result, Mr. Williams and General Atlantic could exercise their influence on QTS in a manner that conflicts with the interests of other stockholders. Moreover, if Mr. Williams and/or General Atlantic were to sell, or otherwise transfer, all or a large percentage of their holdings, the market price of QTS’ common stock could decline and QTS could find it difficult to raise the capital necessary for it to execute its business and growth strategies.

In addition to the foregoing, Mr. Williams has a significant vote in matters submitted to a vote of stockholders as a result of his ownership of Class B common stock (which gives Mr. Williams voting power equal to his economic interest in QTS as if he had exchanged all of his OP units for shares of Class A common stock), including the election of directors. Mr. Williams may have interests that differ from holders of QTS’ Class A common stock, including by reason of his remaining interest in the Operating Partnership, and may accordingly vote in ways that may not be consistent with the interests of holders of Class A common stock.

Our tax protection agreement, during its term, could limit our ability to sell or otherwise dispose of certain properties and may require the Operating Partnership to maintain certain debt levels and agree to certain terms with lenders that otherwise would not be required to operate our business.

In connection with the IPO, we entered into a tax protection agreement with Chad L. Williams, our Chairman and Chief Executive Officer, and his affiliates and family members who own OP units that provides that if (1) we sell, exchange, transfer, convey or otherwise dispose of our Atlanta-Metro, Atlanta-Suwanee or Santa Clara data centers in a taxable transaction prior to January 1, 2026, referred to as the protected period, (2) cause or permit any transaction that results in the disposition by Mr. Williams or his affiliates and family members who own OP units of all or any portion of their interests in the Operating Partnership in a taxable transaction during the protected period or (3) fail prior to the expiration of the protected period to maintain approximately $175 million of indebtedness that would be allocable to Mr. Williams and his affiliates for tax purposes or, alternatively, fail to offer Mr. Williams and his affiliates and family members who own OP units the opportunity to guarantee specific types of the Operating Partnership’s indebtedness in order to enable them to continue to defer certain tax liabilities, we will indemnify Mr. Williams and his affiliates and family members who own OP units against certain resulting tax liabilities. Therefore, although it may be in our stockholders’ best interests that we sell, transfer, convey or otherwise dispose of one of these properties, it may be economically prohibitive for us to do so during the protected period because of these indemnity obligations. Moreover, these obligations may require us to maintain more or different indebtedness or agree to terms with our lenders that we would otherwise agree to. As a result, the tax protection agreement will, during its term, restrict our ability to take actions or make decisions that otherwise would be in our best interests. As of December 31, 2014, our Atlanta-Metro, Atlanta-Suwanee and Santa Clara data centers represented approximately 70% of our annualized rent.

QTS’ charter and Maryland law contain provisions that may delay, defer or prevent a change in control of our company, even if such a change in control may be in your interest, and as a result may depress our common stock price.

The stock ownership limit imposed by the Code for REITs and imposed by QTS’ charter may restrict our business combination opportunities that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

In order for QTS to maintain its qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (defined in the Code to include certain entities) at any time during the last half of each taxable year following our first year. QTS’ charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may actually or constructively own more than 7.5% of the aggregate of the outstanding shares of our common stock by value or by number of shares, whichever is more restrictive, or 7.5% of the aggregate of the outstanding shares of our preferred stock by value or by number of shares, whichever is more restrictive. However, certain entities that are defined as designated investment entities in our charter, which generally includes pension funds, mutual funds and certain investment management companies, are permitted to own up to 9.8% of the aggregate of the outstanding shares of our common stock or preferred stock, so long as each beneficial owner of the shares owned by such designated investment entity would satisfy the 7.5% ownership limit if those beneficial owners owned directly their proportionate share of the common stock owned by the designated investment entity.

In addition, QTS’ charter provides an excepted holder limit that allows Chad L. Williams, his family members and entities owned by or for the benefit of them, and any person who is or would be a beneficial owner or constructive owner of shares of our common stock as a result of the beneficial ownership or constructive ownership of shares of our common stock by Chad L. Williams, his family members and certain entities controlled by them, as a group, to own more than 7.5% of the aggregate of the outstanding shares of our common stock, so long as, under the applicable tax attribution rules, no one such excepted holder treated as an individual would hold more than 19.8% of the aggregate of the outstanding shares of our common stock, no two such excepted holders treated as individuals would own more than 27.3% of the aggregate of the outstanding shares of our common stock, no three such excepted holders treated as individuals would own more than 34.8% of the aggregate of the outstanding shares of our common stock, no four such excepted holders treated as individuals would own more than 42.3% of the aggregate of the outstanding shares of our common stock and no five such excepted holders treated as individuals would own more than 49.8% of the aggregate of the outstanding shares of our common stock. Currently, Chad L. Williams would be attributed all of the shares of common stock owned by each such other excepted holder and, accordingly, the Williams excepted holders as a group would not be allowed to own in excess of 19.8% of the aggregate of the outstanding shares of our common stock. If at a later time, there were not one excepted holder that would be attributed all of the shares owned by such excepted holders as a group, the excepted holder limit as applied to the Williams group would not permit each such excepted holder to own 19.8% of the aggregate of the outstanding shares of our common stock. Rather, the excepted holder limit as applied to the Williams group would prevent two or more such excepted holders who are treated as individuals under the applicable tax attribution rules from owning a higher percentage of our common stock than the maximum amount of shares that could be owned by any one such excepted holder (19.8%), plus the maximum amount of shares of common stock that could be owned by any one or more other individual common stockholders who are not excepted holders (7.5%).

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

QTS’ charter authorizes QTS to issue additional shares of common and preferred stock. In addition, our board of directors may, without stockholder approval, amend QTS’ charter to increase the aggregate number of shares of our common stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares; provided that our board of directors may not amend QTS’ charter to increase the aggregate number of shares of Class B common stock that we have the authority to issue or reclassify any shares of our capital stock as Class B common stock without stockholder approval. As a result, our board of directors may establish a series of shares of common or preferred stock that could delay, defer or prevent a transaction or a change in control of our company that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders. In addition, any preferred stock that we issue would rank senior to our common stock with respect to the payment of distributions and other amounts (including upon liquidation), in which case we could not pay any distributions on our common stock until full distributions have been paid with respect to such preferred stock.

Certain provisions of Maryland law could inhibit a change in control of our Company.

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Our board of directors may elect to become subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then-outstanding voting capital stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of our voting capital stock; and (2) two-thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution opted out of the business combination provisions of the MGCL and, consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between us and an interested stockholder, unless our board in the future alters or repeals this resolution. We cannot assure that you that our board of directors will not determine to become subject to such business combination provisions in the future. However, an alteration or repeal of this resolution will not have any effect on any business combinations that have been consummated or upon any agreements existing at the time of such modification or repeal.

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

Certain provisions in the partnership agreement of the Operating Partnership may delay, defer or prevent unsolicited acquisitions of us or changes in our control.

Provisions in the partnership agreement of the Operating Partnership may delay, defer or prevent unsolicited acquisitions of us or changes in our control. These provisions include, among others:

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

QTS’ charter and bylaws, the partnership agreement of the Operating Partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change in control of our company that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

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

We are a holding company with no direct operations and will rely on distributions received from the Operating Partnership to make distributions to our stockholders.

We are a holding company and conduct all of our operations through the Operating Partnership. We do not have, apart from our general and limited partnership interest in the Operating Partnership, any independent operations. As a result, we will rely on distributions from the Operating Partnership to make any distributions to our stockholders we might declare on our common stock and to meet any of our obligations, including tax liability on taxable income allocated to us from the Operating Partnership (which might not make distributions to our company equal to the tax on such allocated taxable income). The ability of subsidiaries of the Operating Partnership to make distributions to the Operating Partnership, and the ability of the Operating Partnership to make distributions to us in turn, will depend on their operating results and on the terms of any financing arrangements they have entered into. Such financing arrangements may contain lockbox arrangements, reserve requirements, covenants and other provisions that prohibit or otherwise restrict the distribution of funds, including upon default thereunder. In addition, because we are a holding company, the claims of our stockholders as common stockholders of our company will be structurally subordinated to all existing and future liabilities and other obligations (whether or not for borrowed money) and any preferred equity of the Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the Operating Partnership and its subsidiaries will be able to satisfy the claims of our common stockholders only after all of our and the Operating Partnership’s and its subsidiaries’ liabilities and other obligations and any preferred equity have been paid in full.

As of December 31, 2014, we owned approximately 79.6% of limited partnership interests in the Operating Partnership. Our operating partnership may, in connection with our acquisition of additional properties or otherwise, issue additional OP units to third parties. Such issuances would reduce our ownership in the Operating Partnership. Our stockholders do not have any voting rights with respect to any such issuances or other partnership level activities of the Operating Partnership.

Conflicts of interest exist or could arise in the future with holders of OP units, which may impede business decisions that could benefit our stockholders.

Conflicts of interest exist or could arise in the future as a result of the relationships between QTS and its affiliates, on the one hand, and the Operating Partnership or any partner thereof, on the other. Our directors and officers have duties to QTS and its stockholders under applicable Maryland law in connection with their management of our company. At the same time, we, as general partner, have fiduciary duties to the Operating Partnership and to its limited partners under Maryland law in connection with the management of the Operating Partnership. QTS’ duties as general partner to the Operating Partnership and its partners may come into conflict with the duties of our directors and officers to our company and our stockholders. These conflicts may be resolved in a manner that is not in the best interest of stockholders.

Additionally, the partnership agreement expressly limits our liability by providing that QTS and its officers, directors, agents and employees will not be liable or accountable to the Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or such officer, director, agent or employee acted in good faith. In addition, the Operating Partnership is required to indemnify QTS, and its officers, directors, agents, employees and designees to the extent permitted by applicable law from and against any and all claims arising from operations of the Operating Partnership, unless it is established that (1) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty, (2) the indemnified party received an improper personal benefit in money, property or services or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. The provisions of Maryland law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been resolved in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties that would be in effect were it not for the partnership agreement.

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

QTS’ charter obligates QTS to indemnify its directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. QTS’ bylaws require it to indemnify each director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, QTS may be obligated to advance the defense costs incurred by its directors and officers. As a result, QTS and its stockholders may have more limited rights against its directors and officers than might otherwise exist absent the current provisions in QTS’ charter and bylaws or that might exist with other companies.

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

We intend to continue to pay regular quarterly distributions to our stockholders. However, no assurance can be given that our estimated cash available for distribution to our stockholders will be accurate or that our actual cash available for distribution to our stockholders will be sufficient to pay distributions to them at any expected or REIT-required level or at any particular yield, or at all. Accordingly, we may need to borrow or rely on other third-party capital to make distributions to our stockholders, and such third-party capital may not be available to us on favorable terms or at all. As a result, we may not be able to pay distributions to our stockholders in the future. Our failure to pay any such distributions or to pay distributions that fail to meet our stockholders’ expectations from time to time or the distribution requirements for a REIT could cause the market price of our common stock to decline significantly. All distributions will be made at the discretion of our board of directors and will depend on our historical and projected results of operations, liquidity and financial condition, our REIT qualification, our debt service requirements, operating expenses and capital expenditures, prohibitions and other restrictions under financing arrangements and applicable law and other factors as our board of directors may deem relevant from time to time. In addition, we may pay distributions some or all of which may constitute a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in its shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such shares. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

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

As of December 31, 2014, we had 29,275,138 shares of our Class A common stock outstanding. In addition, as of December 31, 2014, we had 133,000 shares of our Class B common stock and 7,527,000 OP units and Class RS LTIP units outstanding (each of which may, and in certain cases must, exchange into shares of Class A common stock on a one-for-one basis). Subject to applicable law, our board of directors has the authority, without further stockholder approval, to issue additional shares of common stock and preferred stock on the terms and for the consideration it deems appropriate.

In addition to the restricted stock granted to our directors, executive officers and other employees under our equity incentive plan in connection with our IPO, we also may issue shares of our common stock and securities convertible into, or exchangeable or exercisable for, our common stock under our equity incentive plan. We have filed with the SEC a registration statement on Form S-8 covering the common stock issuable under our equity incentive plan. Shares of our common stock covered by such registration statement are eligible for transfer or resale without restriction under the Securities Act, unless held by affiliates. We also may issue from time to time additional shares of our common stock or OP units in connection with acquisitions and may grant registration rights in connection with such issuances pursuant to which we would agree to register the resale of such securities under the Securities Act. In addition, we have granted registration rights to General Atlantic, Chad L. Williams, our Chairman and Chief Executive Officer, and others with respect to shares of common stock owned by them or upon redemption of OP units held by them. The market price of our common stock may decline significantly upon the registration of additional shares of our common stock pursuant to these registration rights or future issuances of equity in connection with acquisitions or our equity incentive plan.

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

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary our IPO, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions and benefits under the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile and decline significantly.

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

Risks Related to QTS’ Status as a REIT

If QTS does not qualify as a REIT, or fails to remain qualified as a REIT, it will be subject to federal income tax as a regular corporation and could face significant tax liability, which could reduce the amount of cash available for distribution to its stockholders, could have a material adverse effect on QTS and adversely affect the Operating Partnership’s ability to service its indebtedness.

QTS elected to be taxed as a REIT, commencing with its taxable year ended December 31, 2013, when it filed its tax return for that year. QTS believes that it has been organized and operated in conformity with the requirements for qualification and taxation as a REIT. QTS’ qualification as a REIT, and maintenance of such qualification, will depend upon QTS’ ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of its gross income, the composition and values of its assets, its distributions to its shareholders and the concentration of ownership of its equity shares.

Although QTS has requested a private letter ruling from the IRS in respect of certain limited matters, QTS has not requested and does not plan to request a ruling from the IRS that it qualifies as a REIT, and the statements in this Form 10-K are not binding on the IRS, or any court. If QTS loses its REIT status, it will face serious tax consequences that could adversely affect QTS’ ability to raise capital and the Operating Partnership’s ability to service its indebtedness for each of the years involved because:

•	QTS would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal income tax at regular corporate rates and, therefore, would have to pay significant income taxes;
•	QTS also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and
•	unless QTS is entitled to relief under applicable statutory provisions, it could not elect to be taxed as a REIT for four taxable years following the year during which it was disqualified.

In addition, if QTS fails to qualify as a REIT, it will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as dividend income to the extent of its current and accumulated earnings and profits. As a result of all these factors, QTS’ failure to qualify as a REIT could impair our ability to execute our business and growth strategies, as well as make it more difficult for QTS to raise capital and for the Operating Partnership to service its indebtedness.

Qualifying as a REIT involves highly technical and complex provisions of the Code and therefore, in certain circumstances, may be subject to uncertainty.

In order to qualify as a REIT, QTS must satisfy a number of requirements, including requirements regarding the composition of its assets, the sources of its income and the diversity of its share ownership. Also, QTS must make distributions to stockholders aggregating annually at least 90% of its “REIT taxable income” (determined without regard to the dividends paid deduction and excluding net capital gain). Compliance with these requirements and all other requirements for qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like QTS, holds its assets through a partnership and conducts significant business operations through a taxable REIT subsidiary (“TRS”). Even a technical or inadvertent mistake could jeopardize QTS’ REIT status. In addition, the determination of various factual matters and circumstances relevant to REIT qualification is not entirely within QTS’ control and may affect its ability to qualify as a REIT. Accordingly, QTS cannot be certain that its organization and operation will enable it to qualify as a REIT for federal income tax purposes.

Even if QTS qualifies as a REIT, it will be subject to some taxes that will reduce its cash flow.

Even if QTS qualifies for taxation as a REIT, it may be subject to certain federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Quality Technology Services Holding, LLC, a subsidiary of the Operating Partnership and TRS of QTS, and certain of its subsidiaries are subject to federal, state, and local corporate-level income taxes on their net taxable income, if any, which primarily consists of the revenues from the Cloud and Managed Service business. In addition, QTS may incur a 100% excise tax on transactions with its TRS if they are not conducted on an arms’ length basis. Any of these taxes would reduce our cash flow and could decrease cash available for distribution to stockholders and decrease cash available to service its indebtedness.

Moreover, if QTS has net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions by QTS of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. The need to avoid prohibited transactions could cause QTS to forgo or defer sales of properties that it otherwise would have sold or that might otherwise be in its best interest to sell.

If the structural components of our properties were not treated as real property for purposes of the REIT qualification requirements, QTS could fail to qualify as a REIT, which could have a material adverse effect on us.

A significant portion of the value of our properties is attributable to structural components related to the provision of electricity, heating ventilation and air conditioning, humidification regulation, security and fire protection, and telecommunication services. If rent attributable to personal property leased in connection with a lease of real property is significant, the portion of total rent that is attributable to the personal property will not be qualifying income for purposes of the REIT income tests. Therefore, if the Operating Partnership’s structural components are determined not to constitute real property for purposes of the REIT qualification requirements, QTS could fail to qualify as a REIT, which could have a material adverse impact on QTS, depress the market price of QTS’ common stock and adversely affect its ability to raise capital.

The REIT distribution requirements could adversely affect QTS’ ability to grow our business and may force it to seek third-party capital during unfavorable market conditions..

To qualify as a REIT, QTS generally must distribute to its stockholders at least 90% of its “REIT taxable income” (determined without regard to the dividends paid deduction and excluding net capital gain) each year, and QTS will be subject to regular corporate income taxes to the extent that it distributes less than 100% of its “REIT taxable income” each year. In addition, QTS will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by it in any calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. In order to maintain its REIT status and avoid the payment of income and excise taxes, QTS may be forced to seek third-party capital to meet the distribution requirements even if the then-prevailing market conditions are not favorable. These capital needs could result from differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. If QTS does not have other funds available in these situations, QTS could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise have been invested in future acquisitions to make distributions sufficient to enable QTS to pay out enough of its taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends, which could depress the market price of QTS’ common stock if it is perceived as a less attractive investment.

Dividends payable by REITs generally are not eligible for the preferential tax rates on qualified dividend income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, it could cause non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the stocks of regular “C” corporations that pay dividends, which could depress the market price of the stock of REITs, including QTS’ common stock.

Complying with REIT requirements may cause the Operating Partnership to liquidate or forgo otherwise attractive investment opportunities.

To qualify as a REIT, QTS must ensure that, at the end of each calendar quarter, at least 75% of the value of its assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of QTS’ investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of QTS’ total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% of the value of QTS’ total assets can be represented by securities of one or more TRSs. If QTS fails to comply with these requirements at the end of any calendar quarter, it must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, the Operating Partnership may be required to liquidate or forgo otherwise attractive investment opportunities. These actions could have the effect of reducing QTS’ income and amounts available for distribution to its stockholders and the Operating Partnership’s income and amounts available to service its indebtedness.

In addition to the asset tests set forth above, to qualify as a REIT, QTS must continually satisfy tests concerning, among other things, the sources of its income, the amounts it distributes to its stockholders and the ownership of its stock. The Operating Partnership may be unable to pursue investment opportunities that would be otherwise advantageous to it in order to satisfy the source-of-income or asset-diversification requirements for QTS to qualify as a REIT. Thus, compliance with the REIT requirements may hinder the Operating Partnership’s ability to make certain attractive investments and, thus, reduce the Operating Partnership’s income and amounts available to service its indebtedness.

The 25% ownership limitation on TRS stock could limit the growth of QTS’ Cloud and Managed Services business.

The Code provides that no more than 25% of the value of a REIT’s assets may consist of shares or securities on one or more taxable REIT subsidiaries, or TRSs. QTS currently provides its Cloud and Managed Services product to its customers through its TRS, which is 100% owned by our Operating Partnership. The 25% ownership limitation on TRS stock could limit QTS’ ability to grow our Cloud and Managed Services business.

Complying with REIT requirements may limit the Operating Partnership’s ability to hedge effectively and may cause QTS’ taxable REIT subsidiary to incur tax liabilities.

The REIT provisions of the Code substantially limit the Operating Partnership’s ability to hedge its assets and liabilities. Any income from a hedging transaction that the Operating Partnership enters into to manage the risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that the Operating Partnership enters into other types of hedging transactions or fails to properly identify such transaction as hedges, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, the Operating Partnership may be required to limit its use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of the Operating Partnership’s hedging activities because a TRS may be subject to tax on gains or expose the Operating Partnership to greater risks associated with changes in interest rates than it would otherwise want to bear. In addition, losses in a TRS will generally not provide any tax benefit, except that such losses could be carried back or forward and therefore be applied against past or future taxable income of the TRS.

If the Operating Partnership fails to qualify as a partnership for federal income tax purposes, QTS would fail to qualify as a REIT and suffer other adverse consequences.

The Operating Partnership believes that it has been organized and operated in a manner so as to be treated as a partnership, and not an association or publicly traded partnership taxable as a corporation for federal income tax purposes. As a partnership, it is not be subject to federal income tax on its income. Instead, each of its partners, including QTS, is allocated that partner’s share of the Operating Partnership’s income. No assurance can be provided, however, that the IRS will not challenge its status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as an association or publicly traded partnership taxable as a corporation for federal income tax purposes, QTS would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT, which could adversely affect QTS’ ability to raise capital and the Operating Partnership’s ability to service its indebtedness. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to federal corporate income tax, which would reduce significantly the amount of its cash available for debt service and for distribution to its partners, including QTS.

QTS has a carryover tax basis in respect of certain of its assets acquired in connection with the IPO, and the amount that QTS must distribute to its stockholders therefore may be higher.

As a result of the tax-free merger of General Atlantic REIT, Inc. (“GA REIT”) with and into QTS in connection with the IPO, certain of the operating properties, including Atlanta-Metro, Atlanta-Suwanee, Richmond, Santa Clara, Miami and Wichita, have carryover tax bases that are lower than the fair market values of these properties at the time QTS acquired them in connection with the IPO. As a result of this lower aggregate tax basis, QTS will recognize higher taxable gain upon the sale of these assets, and QTS will be entitled to lower depreciation deductions on these assets than if it had purchased these properties in taxable transactions at the time of the IPO. Lower depreciation deductions and increased gains on sales generally will increase the amount of QTS’ required distribution under the REIT rules.

As a result of QTS’ formation transactions, QTS’ taxable REIT subsidiary may be limited in using certain tax benefits and, consequently, may have greater taxable income and, thus, the Operating Partnership may have less after-tax cash available to service its indebtedness.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code and the Treasury Regulations thereunder, such corporation’s ability to use net operating losses (“NOLs”) generated prior to the time of that ownership change may be limited. To the extent the affected corporation’s ability to use NOLs is limited, such corporation’s taxable income may increase. As of December 31, 2014, QTS had approximately $24.1 million of NOLs (all of which are attributable to its TRS) that will begin to expire in 2029 if not utilized. In general, an ownership change occurs if one or more large stockholders, known as “5% stockholders,” including groups of stockholders that may be aggregated and treated as a single 5% stockholder, increase their aggregate percentage interest in a corporation by more than 50% over their lowest ownership percentage during the preceding three-year period. QTS believes that the formation transactions caused an ownership change within the meaning of Section 382 of the Code with respect to its TRS. Accordingly, to the extent QTS’ TRS has taxable income in future years, its ability to use NOLs incurred prior to QTS’ formation transactions in such future years will be limited, and it will have greater taxable income as a result of such limitation. As a result of those limitations, the Operating Partnership may have less after-tax cash available to service its indebtedness.

Legislative or other actions affecting REITs could materially and adversely affect QTS and its investors as well as the Operating Partnership.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect QTS and its investors as well as the Operating Partnership. QTS cannot predict how changes in the tax laws might affect it or its investors. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect QTS’ ability to qualify as a REIT or the federal income tax consequences of such qualification.

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

Operating Properties

The following table presents an overview of the portfolio of operating properties that we own or lease, referred to herein as our operating properties, based on information as of December 31, 2014:

			Operating Net Rentable Square Feet (Operating NRSF) (3)
Property	Year Acquired (1)	Gross Square Feet (2)	Raised Floor (4)	Office & Other (5)	Supporting Infrastructure (6)	Total	% Occupied and Billing (7)	Annualized Rent (8)	Available Utility Power (MW) (9)	Basis of Design NRSF	% Raised Floor
Richmond, VA	2010	1,318,353	95,581	24,678	115,627	235,886	88.8%	$19,901,771	110	556,595	17.2%

Atlanta, GA (Metro)	2006	968,695	392,986	36,953	315,676	745,615	86.3%	$72,920,037	72	527,186	74.5%

Dallas-Fort Worth, TX	2013	698,000	28,321	2,321	28,825	59,467	98.6%	$2,578,332	140	292,000	9.7%

Princeton, NJ	2014	553,930	58,157	2,229	111,405	171,791	100.0%	$9,540,973	22	158,157	36.8%

Suwanee, GA	2005	369,822	185,422	8,697	108,266	302,385	77.5%	$49,061,619	36	208,008	89.1%

Chicago, IL	2014	317,000	-	-	-	-	-	$-	8	133,000	-%

Santa Clara, CA**	2007	135,322	55,494	944	45,687	102,125	93.3%	$22,308,448	11	80,347	69.1%

Jersey City, NJ*	2006	122,448	31,503	14,208	41,901	87,612	95.1%	$11,427,640	7	52,744	59.7%

Sacramento, CA	2012	92,644	54,595	2,794	23,916	81,305	52.2%	$12,029,330	8	57,906	94.3%

Miami, FL	2008	30,029	19,887	-	6,592	26,479	66.5%	$5,004,610	4	19,887	100.0%

Other	Various	81,921	5,129	37,854	38,723	81,706	22.2%	$924,960	1	5,129	100.0%

Total		4,688,164	927,075	130,678	836,618	1,894,371	85.0%	$205,697,720	419	2,090,959	44.3%

(1)	Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
(2)	With respect to our owned properties, gross square feet represents the entire building area. With respect to leased properties, gross square feet represents that portion of the gross square feet subject to our lease. This includes 181,478 square feet of our office and support space, which is not included in operating NRSF.
(3)	Represents the total square feet of a building that is currently leased or available for lease plus developed supporting infrastructure, based on engineering drawings and estimates, but does not include space held for redevelopment or space used for our own office space.
(4)	Represents management’s estimate of the portion of NRSF of the facility with available power and cooling capacity that is currently leased or readily available to be leased to customers as data center space based on engineering drawings.
(5)	Represents the operating NRSF of the facility other than data center space (typically office and storage space) that is currently leased or available to be leased.
(6)	Represents required data center support space, including mechanical, telecommunications and utility rooms, as well as building common areas.
(7)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced (593,610 square feet as of December 31, 2014) divided by leasable raised floor based on the current configuration of the properties (698,232 square feet as of December 31, 2014), expressed as a percentage.
(8)	We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under executed contracts as of a particular date, which includes revenue from our C1, C2 and C3 rental activities and cloud and managed services, but excludes customer recoveries, deferred set up fees and other one-time and variable revenues. MRR does not include the impact from booked-not-billed contracts as of a particular date, unless otherwise specifically noted.
(9)	Represents installed utility power and transformation capacity that is available for use by the facility as of December 31, 2014.

*	Represents facilities that we lease.
**	Subject to long term ground lease

Redevelopment Pipeline

The following table presents an overview of our redevelopment pipeline, based on information as of December 31, 2014.

Raised Floor NRSF
Overview as of December 31, 2014
Property	Current NRSF in Service	Under Construction (1)	Future Available (2)	Basis of Design NRSF	Approximate Adjacent Acreage of Land (3)
Richmond	95,581	41,014	420,000	556,595	111.1
Atlanta Metro	392,986	25,000	109,200	527,186	6.0
Dallas-Fort Worth	28,321	31,000	232,679	292,000	15.0
Princeton	58,157	-	100,000	158,157	65.0
Atlanta Suwanee	185,422	-	22,586	208,008	15.4
Santa Clara	55,494	-	24,853	80,347	-
Sacramento	54,595	-	3,311	57,906	-
Jersey City	31,503	-	21,241	52,744	-
Chicago	-	-	133,000	133,000	23.0
Miami	19,887	-	-	19,887	-
Other	5,129	-	-	5,129	-
Totals as of December 31, 2014	927,075	97,014	1,066,870	2,090,959	235.5

(1)	Reflects NRSF at a facility for which the initiation of substantial activities has begun to prepare the property for its intended use on or before December 31, 2015.
(2)	Reflects NRSF at a facility for which the initiation of substantial activities has begun to prepare the property for its intended use after December 31, 2015.
(3)	The total cost basis of adjacent land, which is land available for future development, is approximately $10 million. This is included in land on the Combined Consolidated Balance Sheets. The Basis of Design NRSF does not include any build-out on the adjacent land.

The table below sets forth our estimated costs for completion of our major redevelopment projects currently under construction and expected to be operational by December 31, 2015 (dollars in millions):

	Under Construction Costs (1)
Property	Actual (2)	Estimated Cost to Completion (3)	Total	Expected Completion date
Richmond	$37	$30	$67	Q2-Q4 2015
Atlanta Metro	13	23	36	Q2-Q4 2015
Dallas-Fort Worth	25	15	40	Q1-Q3 2015
Jersey City	-	3	3	Q4 2015
Totals	$75	$71	$146

(1)	In addition to projects currently under construction, our near-term redevelopment projects are expected to be delivered in a modular manner, and we currently expect to invest additional capital to complete these near term projects. The ultimate timing and completion of, and the commitment of capital to, our future redevelopment projects are within our discretion and will depend upon a variety of factors, including the actual contracts executed, availability of financing and our estimation of the future market for data center space in each particular market.
(2)	Actual costs for NRSF under construction through December 31, 2014. In addition to the $75 million of construction costs incurred through December 31, 2014 for redevelopment expected to be completed by December 31, 2015, as of December 31, 2014 we had incurred $140 million of additional costs (including acquisition costs and other capitalized costs) for other redevelopment projects that are expected to be completed after December 31, 2015.

(3)	Represents management’s estimate of the additional costs required to complete the current NRSF under development. There may be an increase in costs if customers’ requirements exceed our current basis of design.

We also own an aggregate of 235.5 acres of additional land adjacent to our Richmond, Atlanta-Metro, Dallas-Fort Worth, Suwanee, Princeton and Chicago data center properties which can support the development of over 2.5 million square feet of raised floor.

Customer Diversification

Our portfolio is currently leased to more than 850 customers comprised of companies of all sizes representing an array of industries, each with unique and varied business models and needs. The following table sets forth information regarding the 10 largest customers in our portfolio based on annualized rent as of December 31, 2014:

Principal Customer Industry	Number of Locations	Annualized Rent (1)	% of Portfolio Annualized Rent	Weighted Average Remaining Lease Term (Months) (2)
Internet	1	$18,600,497	9.0%	46
Internet	1	9,644,400	4.7%	46
Information Technology	2	9,540,973	4.6%	114
Information Technology	2	5,397,564	2.6%	108
Information Technology	2	4,437,678	2.2%	19
Financial Services	1	4,401,141	2.1%	7
Financial Services	1	4,318,740	2.1%	25
Professional Services	1	3,274,860	1.6%	5
Financial Services	2	3,244,109	1.6%	36
Information Technology	3	2,816,330	1.4%	23
Total / Weighted Average		$65,676,292	31.9%	52

(1)	Annualized rent is presented for leases commenced as of December 31, 2014. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(2)	Weighted average based on customer’s percentage of total annualized rent expiring and is as of December 31, 2014.

The following chart shows the breakdown of all our customers by industry based on annualized rent as of December 31, 2014:

Industry	% of Total Annualized Rent as of December 31, 2014
Technology	39%
Consulting	13%
Telecommunications	8%
Finance	7%
Retail	5%
Banking	4%
Government	3%
Manufacturing	2%
Electronics	2%
Insurance	2%
Healthcare	2%
Other	13%
Total	100%

Lease Distribution by Product Type

Product Type (Square Feet) (1)	Total Leased Raised Floor(2)	% of Portfolio Leased Raised Floor	Annualized Rent(3)	% of Portfolio Annualized Rent
Cloud Infrastructure	888	0%	$17,227,908	8%
Colocation Cabinets and Cages (up to 3,300)	117,689	20%	100,450,164	49%
Custom Data Centers (3,300 or greater)	475,033	80%	88,019,648	43%
Portfolio Total	593,610	100%	$205,697,720	100%

(1)	Represents all leases in our portfolio for which billing has commenced as of December 31, 2014. Cloud Infrastructure does not include Managed Services for Colocation and Custom Data Center customers. The square footage for each category is the approximate space needed for each product type. However, some C1 customers utilize less than 3,300 square feet and are therefore included in Colocation Cabinets and Cages for purposes of this table.

(2)	Represents the square footage of raised floor at a property under lease as specified in the lease and that has commenced billing as of December 31, 2014.

(3)	Annualized rent is presented for leases commenced as of December 31, 2014. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations as of December 31, 2014 at the properties in our portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights are exercised:

Year of Lease Expiration	Number of Leases Expiring (1)	Total Raised Floor of Expiring Leases	% of Portfolio Leased Raised Floor	Annualized Rent (2)	% of Portfolio Annualized Rent
Month-to-Month (3)	317	3,279	1%	$6,993,741	3%
2015	972	60,493	10%	46,938,111	23%
2016	908	74,041	12%	42,887,265	21%
2017	533	75,304	13%	37,904,053	18%
2018	167	238,308	40%	41,505,044	20%
2019	64	15,299	3%	7,621,713	4%
2020	44	13,456	2%	4,100,547	2%
2021	3	1,400	-%	268,048	-%
2022	5	4,000	1%	1,499,397	1%
2023	1	13,501	2%	3,283,956	2%
2024	13	94,529	16%	12,695,845	6%
After 2024	-	-	-%	-	-%
Portfolio Total	3,027	593,610	100%	$205,697,720	100%

(1)	Represents each agreement with a customer signed as of December 31, 2014 for which billing has commenced; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)	Annualized rent is presented for leases commenced as of December 31, 2014. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect the accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(3)	Consists of customers whose leases expired prior to December 31, 2014 and have continued on a month-to-month basis.

Description of Our Properties

Below is a description of our properties. More detail is provided for the properties that represent more than ten percent of our total assets or accounted for more than ten percent of our aggregate gross revenues or both as of December 31, 2014.

Atlanta-Metro

Our Atlanta, Georgia facility, or Atlanta-Metro, is currently our largest data center based on total operating NRSF. As of December 31, 2014, the property consisted of approximately 969,000 gross square feet with approximately 746,000 total operating NRSF, including approximately 393,000 raised floor operating NRSF. An on-site Georgia Power substation supplies 72 MW of utility power to the facility, which is backed up by diesel generators, and the facility has 120 MW of transformer capacity. The facility also includes a small amount of private “Class A” office space.

As of December 31, 2014, approximately 86% of the facility’s leasable raised floor was leased to 216 customers across our 3Cs product offerings and produced a return on invested capital (which is defined as last quarter annualized NOI divided by real estate assets, net, plus depreciation, less construction in progress, plus net acquired intangibles, net leasing commissions and net other fixed assets) of 17.6%. Certain equipment at this facility is subject to an amortizing equipment loan due June 1, 2020 bearing an interest rate of 6.85%, which had a $16.6 million outstanding balance as of December 31, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Atlanta Metro Equipment Loan.”

Portions of the Atlanta-Metro facility are included in our redevelopment pipeline, as we plan to expand the facility in multiple phases. Our current under construction and near term redevelopment plans call for the addition of approximately 25,000 total operating NRSF, all of which is raised floor. We anticipate that this incremental space will cost approximately $23 million in the aggregate based on current estimates (in addition to costs already incurred as of December 31, 2014). Longer term, we can further expand the facility by another approximately 167,000 total operating NRSF, of which approximately 109,000 NRSF would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 938,000 total operating NRSF, including approximately 527,000 NRSF of raised floor.

In addition, this facility is adjacent to six acres of undeveloped land owned by us that we estimate could be developed to provide, at a minimum, an additional approximately 262,000 total operating NRSF, of which approximately 162,000 NRSF would be raised floor. These six acres of undeveloped land are not included in our current development plans.

We are the beneficial owner of our Atlanta-Metro facility through a bond-financed sale-leaseback structure. This structure is necessary in the State of Georgia to receive property tax abatement. In 2006, the Development Authority of Fulton County (“DAFC”) issued a taxable industrial development revenue bond to us with a face amount of $300 million in exchange for legal title to the facility. The acquisition of the bond by us was “cashless” as the bond was issued to us in exchange for title to the facility. The bond matures on December 1, 2019 and bears interest at a rate of 8% per annum. DAFC leased the facility back to us under a bond lease at a rent equal to the debt service on the bond. The bond lease is a triple net lease, which is standard in conduit financing transactions of this type. The rent under the bond lease payable by us, as lessee, is assigned by DAFC to us, as the bondholder. Because the rent and debt service amounts are equal and offsetting, no cash changes hands between DAFC and us. DAFC is the owner and lessor of the facility, but its rights to receive all rental payments and a security interest in the facility have been pledged to us, as the bondholder, as security for the bond. Therefore, we have complete control over the facility at all times. We have an option to buy the facility for $10 when the bond has been retired (the bond matures on December 1, 2019). If we wish to obtain title earlier, we can do so by simply surrendering and cancelling the bond and paying the $10 option price.

Lease Expirations. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2014 at the Atlanta-Metro facility. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

	Number of	Total	% of Facility		% of Facility
Year of Lease	Leases	Raised Floor of	Leased	Annualized	Annualized
Expiration	Expiring (1)	Expiring Leases	Raised Floor	Rent (2)	Rent
Month-to-Month (3)	48	1,112	0%	$1,094,261	1%
2015	223	10,038	4%	8,616,886	12%
2016	294	29,478	10%	14,819,822	20%
2017	119	24,419	9%	11,034,855	15%
2018	70	208,052	73%	32,532,875	45%
2019	20	6,824	2%	3,289,321	5%
2020	2	-	-%	32,620	-%
2021	-	-	-%	-	-%
2022	5	4,000	2%	1,499,397	2%
After 2022	-	-	-%	-	-%
Total	781	283,923	100%	$72,920,037	100%

(1)	Represents each lease with a customer signed as of December 31, 2014 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.

(2)	Annualized rent is presented for leases commenced as of December 31, 2014. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(3)	Consists of customers whose leases expired prior to December 31, 2014 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.

Primary Customers. The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Atlanta-Metro facility, as of December 31, 2014:

Principal Customer Industry	Lease Expiration	Renewal Option	Annualized Rent(1)	% of Facility Annualized Rent
Internet	2018	1x5 years	$18,600,497	26%
Internet	2018	1x5 years	9,644,400	13%

(1)	Annualized rent is presented for leases commenced as of December 31, 2014. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Historical Percentage Leased and Annualized Rental Rates. The following table sets forth the leasable raised floor, percentage leased, annualized rent and annualized rent per leased raised square foot for the Atlanta-Metro facility:

Date	Facility Leasable Raised Floor	% Occupied and Billing(1)	Annualized Rent(2)	Annualized Rent per Leased Square Foot
December 31, 2014	329,342	86%	$72,920,037	$257
December 31, 2013	242,468	100%	66,350,200	275
December 31, 2012	273,482	89%	54,110,376	222
December 31, 2011	286,344	77%	43,294,272	196
December 31, 2010	197,290	84%	35,083,656	211

(1)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of the applicable date, divided by leasable raised floor based on the then current configuration of the property, expressed as a percentage.

(2)	Annualized rent is presented for leases commenced as of the applicable date. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Atlanta-Suwanee

Our Suwanee, Georgia, or Atlanta-Suwanee, facility consists of approximately 370,000 gross square feet, and as of December 31, 2014 it had approximately 302,000 total operating NRSF, including approximately 185,000 raised floor operating NRSF. Georgia Power supplies 36 MW of utility power to the facility, which is backed up by diesel generators. The facility also contains a small amount of “Class A” private office space and our operating service center, which provides 24x7 support to all of our customers and data centers.

As of December 31, 2014, approximately 78% of the facility’s leasable raised floor was leased to 312 customers and produced a return on invested capital (which is defined as last quarter annualized NOI divided by real estate assets, net, plus depreciation, less construction in progress, plus net acquired intangibles, net leasing commissions and net other fixed assets) of 27.4%.

Portions of the Atlanta-Suwanee facility are included in our redevelopment pipeline. We can further expand the facility by an additional 23,000 NRSF of raised floor. Upon completion of the build-out of the facility, we anticipate that it will contain approximately 325,000 operating NRSF, including approximately 208,000 NRSF of raised floor.

In addition, this facility is adjacent to 15 acres of undeveloped land owned by us that we believe could be developed to provide, at a minimum, an additional approximately 262,000 total operating NRSF, of which approximately would be 162,000 NRSF of raised floor. These 15 acres of undeveloped land are not included in our current development plans.

Lease Expirations. The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2014 at the Atlanta-Suwanee facility. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

	Number of	Total	% of Facility		% of Facility
Year of Lease	Leases	Raised Floor of	Leased	Annualized	Annualized
Expiration	Expiring (1)	Expiring Leases	Raised Floor	Rent (2)	Rent
Month-to-Month (3)	93	508	1%	$2,396,429	5%
2015	328	23,484	26%	17,917,711	37%
2016	224	5,188	6%	6,957,448	14%
2017	157	9,470	10%	9,884,671	20%
2018	36	17,304	19%	3,942,181	8%
2019	22	6,098	7%	2,675,223	5%
2020	1	13,456	15%	1,920,000	4%
2021	1	1,400	1%	84,000	-%
2022	-	-	-%	-	-%
2023	1	13,501	15%	3,283,956	7%
After 2023	-	-	-%	-	-%
Total	863	90,409	100%	$49,061,619	100%

(1)	Represents each lease with a customer signed as of December 31, 2014 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.

(2)	Annualized rent is presented for leases commenced as of December 31, 2014. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(3)	Consists of customers whose leases expired prior to December 31, 2014 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.

Primary Customers. The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Atlanta-Suwanee facility, as of December 31, 2014:

Principal Customer Industry	Lease Expiration	Renewal Option	Annualized Rent(1)	% of Facility Annualized Rent
Professional Services	2023	2x5 years	$3,286,764	7%
Professional Services	2020	2x5 years	1,924,800	4%

(1)	Annualized rent is presented for leases commenced as of December 31, 2014. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Historical Percentage Leased and Annualized Rental Rates. The following table sets forth the leasable raised floor, percentage leased, annualized rent and annualized rent per leased raised square foot for the Atlanta-Suwanee facility:

Date	Facility Leasable Raised Floor	% Occupied and Billing(1)	Annualized Rent(2)	Annualized Rent per Leased Square Foot
December 31, 2014	116,936	78%	$49,061,619	$542
December 31, 2013	90,741	87%	41,968,647	530
December 31, 2012	61,000	80%	34,566,816	712
December 31, 2011	142,145	89%	40,975,608	325
December 31, 2010	145,440	85%	40,838,748	330

(1)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of the applicable date, divided by leasable raised floor based on the then current configuration of the property, expressed as a percentage.

(2)	Annualized rent is presented for leases commenced as of the applicable date. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Richmond

Our Richmond, Virginia data center is situated on an approximately 220-acre site comprised of three large buildings available for data center redevelopment, each with two to three floors, and an administrative building that also has space available for data center redevelopment. As of December 31, 2014, the data center had approximately 1.3 million gross square feet with approximately 236,000 total operating NRSF, including approximately 96,000 of raised floor operating NRSF. Dominion Virginia Power supplies 110 MW of utility power to the facility, which is backed up by diesel generators. As of December 31, 2014, one of these primary buildings was actively in operation as a data center and the other two were being redeveloped. We believe that our Richmond facility is situated in an ideal location due to its proximity to Washington, DC, which offers numerous sources of demand for our products including the federal government, and provides geographical diversification from the Northern Virginia data center market. There are three core segments that we believe represent the most significant opportunity for our Richmond data center: entities associated with the federal government, given the highly secured nature of this facility and its proximity to Washington, DC; regulated industries, such as financial institutions, given our investments in security and regulatory compliance; and large enterprise customers, given the large scale of this facility. Our Richmond mega data center can accommodate large and growing C1 customers, while also accommodating C2 and C3 customers, at attractive energy costs.

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

As of December 31, 2014, approximately 89% of the facility’s leasable raised floor was leased to 75 customers across our 3Cs product offerings and produced a return on invested capital (which is defined as last quarter annualized NOI divided by real estate assets, net, plus depreciation, less construction in progress, plus net acquired intangibles, net leasing commissions and net other fixed assets) of 12.8%. We are the fee simple owner of the Richmond facility, and the facility is subject to a $120 million secured credit facility, of which $70 million was outstanding as of December 31, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Richmond Secured Credit Facility.”

The Richmond facility is included in our redevelopment pipeline, as we plan to expand the facility in multiple phases. Our current under construction redevelopment plans call for the addition of up to approximately 67,000 total operating NRSF, including approximately 41,000 NRSF of raised floor. We anticipate that this expansion will cost (in addition to costs already incurred as of December 31, 2014) approximately $30 million in the aggregate based on current estimates. Longer term, we can further expand the facility by another approximately 981,000 total operating NRSF, of which approximately 420,000 NRSF would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 1.3 million total operating NRSF, including approximately 557,000 NRSF of raised floor.

In addition, we own approximately 100 acres of undeveloped land on the site that we estimate could be developed to provide, at a minimum, an additional approximately 1.8 million total operating NRSF, of which approximately 1.1 million NRSF would be raised floor. These 100 acres of undeveloped land are not included in our current development plans.

Lease Expirations. The following table sets forth a summary schedule of the lease expirations as of December 31, 2014 at the Richmond facility. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

	Number of	Total	% of Facility		% of Facility
Year of Lease	Leases	Raised Floor of	Leased	Annualized	Annualized
Expiration	Expiring (1)	Expiring Leases	Raised Floor	Rent (2)	Rent
Month-to-Month (3)	13	64	-%	$52,642	0%
2015	65	8,115	12%	2,769,671	14%
2016	54	808	1%	990,714	5%
2017	69	34,827	52%	8,744,273	44%
2018	37	9,439	14%	3,338,025	17%
2019	11	1,288	2%	814,447	4%
2020	40	-	-%	2,147,927	11%
2021	-	-	-%	-	-%
2022	-	-	-%	-	-%
2023	-	-	-%	-	-%
2024	10	12,370	19%	1,044,072	5%
After 2024	-	-	-%	-	-%
Total	299	66,911	100%	$19,901,771	100%

(1)	Represents each lease with a customer signed as of December 31, 2014 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.

(2)	Annualized rent is presented for leases commenced as of December 31, 2014. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(3)	Consists of customers whose leases expired prior to December 31, 2014 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.

Primary Customers. The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Richmond facility, as of December 31, 2014:

Principal Customer Industry	Lease Expiration	Renewal Option	Annualized Rent(1)	% of Facility Annualized Rent
Financial Services	2017	1x5 or 10 years	$4,318,740	22%

(1)	Annualized rent is presented for leases commenced as of December 31, 2014. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Historical Percentage Leased and Annualized Rental Rates. The following table sets forth the leasable raised floor square footage percentage leased, annualized rent and annualized rent per leased raised square foot for our Richmond facility since acquisition:

Date	Facility Leasable Raised Floor	% Occupied and Billing(1)	Annualized Rent(2)	Annualized Rent per Leased Square Foot
December 31, 2014	75,388	89%	$19,901,771	$297
December 31, 2013	64,686	80%	14,860,819	287
December 31, 2012	50,665	83%	10,358,160	247
December 31, 2011	41,249	22%	1,731,708	191
December 31, 2010	-	-%	-	-

(1)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of the applicable date, divided by leasable raised floor based on the then current configuration of the property, expressed as a percentage.

(2)	Annualized rent is presented for leases commenced as of the applicable date. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

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

As of December 31, 2014, approximately 93% of the facility’s leasable raised floor was leased to 102 customers.

We are not currently redeveloping the Santa Clara facility. Longer term, we can further expand the facility by another approximately 25,000 NRSF of raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 127,000 total operating NRSF, including approximately 80,000 NRSF of raised floor.

The Santa Clara facility is subject to a ground lease. We acquired a ground sublease interest in the land on which the Santa Clara facility is located in November 2007. The ground sublease expires in 2052, subject to two 10-year extension options. The current annual rent payable under the ground sublease is approximately $1.2 million, which increases annually by the lesser of 6% or the increase in the Consumer Price Index for the San Francisco Bay area. In addition, in 2018 and 2038, the monthly rent will be adjusted to equal one-twelfth of an amount equal to 8.5% of the product of (i) the then fair market value of the demised premises (without taking into account the value of the improvements existing on the land) calculated on a per square foot basis, and (ii) the net square footage of the demised premises. During the term of the ground lease, we have certain obligations to facilitate the provision of job training, seminars and research opportunities for students of a community college that is adjacent to the property. We are the indirect holder of this ground sublease.

Lease Expirations. The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2014 at the Santa Clara facility. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

	Number of	Total	% of Facility		% of Facility
Year of Lease	Leases	Raised Floor of	Leased	Annualized	Annualized
Expiration	Expiring (1)	Expiring Leases	Raised Floor	Rent (2)	Rent
Month-to-Month (3)	59	325	1%	$1,459,377	6%
2015	63	2,541	7%	4,576,445	20%
2016	121	27,883	82%	12,401,344	56%
2017	49	628	2%	2,801,924	13%
2018	5	2,809	8%	1,035,181	5%
2019	3	-	-%	34,177	-%
After 2019	-	-	-%	-	-%
Total	300	34,186	100%	$22,308,448	100%

(1)	Represents each lease with a customer signed as of December 31, 2014 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.

(2)	Annualized rent is presented for leases commenced as of December 31, 2014. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(3)	Consists of customers whose leases expired prior to December 31, 2014 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.

Primary Customers. The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Santa Clara facility, as of December 31, 2014:

Principal Customer Industry	Lease Expiration	Renewal Option	Annualized Rent(1)	% of Facility Annualized Rent
Telecommunications	2016	1x5 years	$2,138,910	10%
Application Software	2016	2x3 years	1,248,624	6%

(1)	Annualized rent is presented for leases commenced as of December 31, 2014. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Historical Percentage Leased and Annualized Rental Rates. The following table sets forth the leasable raised floor, percentage leased, annualized rent and annualized rent per leased raised square foot for the Santa Clara facility:

Date	Facility Leasable Raised Floor	% Occupied and Billing(1)	Annualized Rent(2)	Annualized Rent per Leased Square Foot
December 31, 2014	36,731	93%	$22,308,448	$651
December 31, 2013	36,920	90%	19,322,590	586
December 31, 2012	36,106	99%	18,880,308	527
December 31, 2011	37,057	71%	18,408,108	702
December 31, 2010	23,515	94%	17,164,968	778

(1)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of the applicable date, divided by leasable raised floor based on the then current configuration of the property, expressed as a percentage.

(2)	Annualized rent is presented for leases commenced as of the applicable date. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Dallas-Fort Worth

We purchased our Dallas-Fort Worth facility in February 2013. Prior to our purchase, the facility was operated as a semiconductor fabrication facility. Similar to our Richmond facility, the Dallas-Fort Worth facility has significant pre-existing infrastructure. Specifically, the Dallas-Fort Worth facility has diverse feeds of 140 MW of utility power and approximately 698,000 gross square feet on 39 acres. We are the fee simple owner of the Dallas-Fort Worth facility.

We acquired our Dallas-Fort Worth facility because we believe that we will be able to execute a redevelopment strategy similar to our Richmond facility. Given the infrastructure that is already in place due to its former use as a semiconductor fabrication facility, we believe that the incremental costs to redevelop data center raised floor space in this facility will be lower compared to typical costs for ground-up development or redevelopments of other building types. In addition, the access to a significant amount of utility power provides the necessary power capacity to support our growth strategy for our Dallas-Fort Worth data center. Furthermore, we believe that the Dallas market is an important data center market primarily due to its strong business environment and relatively affordable power costs.

The Dallas-Fort Worth facility is included in our redevelopment pipeline, as we plan to convert the facility into an operating data center in multiple phases. The first phase was completed in July 2014, when the 26,000 raised floor NRSF that had been under construction was placed into service. This space is fully leased. We can further expand the facility by another approximately 609,000 total NRSF, of which approximately 279,000 NRSF would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 669,000 total operating NRSF, including approximately 308,000 NRSF of raised floor.

We own sufficient undeveloped land on the site, approximately 15 acres, that we believe could also be developed to provide an additional 262,000 total operating NRSF, of which approximately 162,000 NRSF would be raised floor. These 15 acres of undeveloped land are not included in our current development plans.

As of December 31, 2014, approximately 99% of the facility’s leasable raised floor was leased to 7 customers.

Lease Expirations. The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2014 at the Dallas-Fort Worth facility. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

	Number of	Total	% of Facility		% of Facility
Year of Lease	Leases	Raised Floor of	Leased	Annualized	Annualized
Expiration	Expiring (1)	Expiring Leases	Raised Floor	Rent (2)	Rent
Month-to-Month (3)	-	-	-%	$-	-%
2015	-	-	-%	-	-%
2016	2	-	-%	32,112	1%
2017	4	749	3%	407,220	16%
2018	-	-	-%	-	-%
2019	1	24	-%	28,200	1%
2020	1	-	-%	-	-%
2021	-	-	-%	-	-%
2022	-	-	-%	-	-%
2023	-	-	-%	-	-%
2024	1	23,410	97%	2,110,800	82%
After 2024	-	-	-%	-	-%
Total	9	24,183	100%	$2,578,332	100%

(1)	Represents each lease with a customer signed as of December 31, 2014 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.

(2)	Annualized rent is presented for leases commenced as of December 31, 2014. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(3)	Consists of customers whose leases expired prior to December 31, 2014 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.

Primary Customers. The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Dallas-Fort Worth facility, as of December 31, 2014:

Principal Customer Industry	Lease Expiration	Renewal Option	Annualized Rent(1)	% of Facility Annualized Rent
Information Technology	2024	2x5 years	$2,110,800	82%

(1)	Annualized rent is presented for leases commenced as of December 31, 2014. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Historical Percentage Leased and Annualized Rental Rates. The following table sets forth the leasable raised floor, percentage leased, annualized rent and annualized rent per leased raised square foot for the Dallas-Fort Worth facility:

Date	Facility Leasable Raised Floor	% Occupied and Billing(1)	Annualized Rent(2)	Annualized Rent per Leased Square Foot
December 31, 2014	24,530	99%	$2,578,332	$107

(1)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of the applicable date, divided by leasable raised floor based on the then current configuration of the property, expressed as a percentage.

(2)	Annualized rent is presented for leases commenced as of the applicable date. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Sacramento

Our Sacramento, California facility, which we acquired in December 2012, is located 120 miles from our Santa Clara facility on a 6.8-acre site. The facility currently consists of approximately 93,000 gross square feet with approximately 81,000 total operating NRSF, including approximately 55,000 raised floor operating NRSF. The Sacramento Municipal Utility District supplies 8 MW of utility power to the facility, which is backed up by diesel generators. The facility is an institutional grade data center with a classic “N+1” design that provides a single extra uninterruptible power supply module for use in the event of a system failure. This facility will provide our regional customer base with business continuity services along with Cloud and Managed Services. We believe the property’s location is a valuable complement to our Santa Clara facility for our customers, as it will allow them to diversify their footprint in the California market with a single provider. We intend to leverage our existing West Coast regional team and our Cloud and Managed Services sales and support staff to cater to customers in this property, many of which already used managed services when we acquired the property.

Portions of this facility are included in our development pipeline as we plan to expand the facility in two phases. Longer term, we can further expand the facility by another approximately 3,300 NRSF of raised floor. Upon completion of the build-out of the facility, we anticipate that it will contain approximately 85,000 total operating NRSF including approximately 58,000 NRSF of raised floor.

As of December 31, 2014, approximately 52% of the facility’s leasable raised floor was leased to 163 customers. The majority of the customers at this facility are C2 or C3 customers which lease small amounts of space. We are the fee simple owner of the Sacramento facility.

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

As of December 31, 2014, approximately 67% of the facility’s leasable raised floor was leased to 85 customers. We intend to continue to lease-up this property. We are the fee simple owner of the Miami facility.

Jersey City

Our Jersey City, New Jersey facility is a leased facility that consists of approximately 122,000 gross square feet with approximately 88,000 total operating NRSF, including approximately 32,000 raised floor operating NRSF. The Jersey City facility was originally leased by another party in March 2004 and we acquired the lease in October 2006 when we acquired the lessee. The lease expires in September 2026 and is subject to one five-year extension option. The facility was redeveloped in November 2006, and we subsequently leased it to service customers in New Jersey and New York. The facility is comprised of four floors of a 19 story building located on one city block in the metropolitan New York City area, six miles from Manhattan. PSE&G supplies 7 MW of utility power to the facility, which is backed up by diesel generators. The facility also contains a small amount of “Class A” office space. We believe that the location in Jersey City provides us with a crucial presence in the tri-state area, where space is highly coveted given the strong demand from financial services firms.

As of December 31, 2014, approximately 95% of the facility’s leasable raised floor was leased to 60 customers.

Princeton

Our Princeton, New Jersey facility, which we acquired on June 30, 2014, is located on approximately 194 acres and consists of approximately 560,000 gross square feet, including approximately 58,000 square feet of raised floor, and 12 MW of gross power. Concurrently with acquiring this data center we entered into a 10 year lease for the facility’s 58,000 square feet of raised floor with Atos, an international information technology services company headquartered in Bezos, France. The lease includes a 15 year renewal at the option of Atos.

The Princeton facility is included in our redevelopment pipeline. We can further expand the facility by another approximately 372,000 total NRSF, of which approximately 100,000 NRSF would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 554,000 total operating NRSF, including approximately 158,000 NRSF of raised floor.

Chicago

Our Chicago facility, which we acquired on July 8, 2014, is the former Sun Times Press facility in downtown Chicago, Illinois. The facility consists of approximately 317,000 gross square feet with capacity for approximately 133,000 raised floor operating NRSF and 24 MW of gross power capacity, with 8 MW of available utility power currently available and another 47 MW available upon request.

The Chicago facility is included in our redevelopment pipeline, as we plan to convert the facility into an operating data center in multiple phases. We intend to increase its size to approximately 400,000 gross square feet with raised floor capacity of approximately 215,000 square feet and 37 MW of power.

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

During 2014, our primary tenant left this facility. Thus, as of December 31, 2014, 5% of the facility’s leasable raised floor was leased.

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

As of December 31, 2014, approximately 89% of the facility’s leasable raised floor was leased to 21 customers.

Lenexa

Our Lenexa, Kansas property is an approximately 35,000 gross square foot facility located in the Kansas City, Missouri metropolitan area. The property was acquired in 2004. The Lenexa property does not currently operate as a data center, nor do we intend to operate it as a data center. We have historically used this property primarily as a warehouse, and have recently leased approximately 22,000 square feet to a tenant for retail use, and 12,205 square feet to a tenant as general office and warehouse space. Other than minimal normally recurring capital expenditures, we have no current plans to further build-out or expand the Lenexa property.

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

Our common stock has been listed and is traded on the New York Stock Exchange (“NYSE”) under the symbol “QTS” since October 9, 2013. As of February 18, 2015, we had 23 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for our common stock and the dividends we declared with respect to the periods indicated.

	Price Range
	High	Low	Dividends declared
2014
Fourth Quarter	$36.04	$29.45	$0.29
Third Quarter	32.12	25.75	0.29
Second Quarter	29.98	23.52	0.29
First Quarter	26.55	20.50	0.29

2013
Fourth Quarter	$25.36	$19.06	$0.24
Third Quarter	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A
First Quarter	N/A	N/A	N/A

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

Restrictions on Distributions

In addition, our unsecured credit facility, Richmond credit facility and the indenture governing the Senior Notes contain provisions that may limit our ability to make distributions to our stockholders. The facilities generally provide that if a default occurs and is continuing, we will be precluded from making distributions on our common stock (other than those required to allow QTS to qualify and maintain its status as a REIT, so long as such default does not arise from a payment default or event of insolvency) and lenders under the facility and, potentially, other indebtedness, could accelerate the maturity of the related indebtedness. These facilities also contain covenants providing for a maximum distribution of the greater of (i) 95% of our Funds from Operations (as defined in such agreement) and (ii) the amount required for us to qualify as a REIT. The indenture governing the Senior Notes contains provisions that restrict the Operating Partnership’s ability to make distributions to QTS, except distributions required to allow QTS to qualify and maintain its status as a REIT, so long as no event of default has occurred and is continuing.

Performance Graph

The following line graph sets forth, for the period from October 9, 2013, through December 31, 2014, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the S&P 500 Market Index and the MSCI US REIT Index (“RMS”). The graph assumes that $100 was invested on October 9, 2013, in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Pricing Date	QTS	S&P 500	MSCI US REIT
Oct 9, 2013	$100.00	$100.00	$100.00
Dec 31, 2013	119.36	111.59	99.12
Mar 31, 2014	122.27	113.04	107.96
Jun 30, 2014	140.92	118.34	114.42
Sep 30, 2014	150.80	119.07	109.81
Dec 31, 2014	169.71	124.30	124.18

Unregistered Sales of Equity Securities

The Company did not sell any securities during the fiscal year ended December 31, 2014 that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

During the three months ended December 31, 2014, certain of our employees surrendered Class A common stock owned by them to satisfy their statutory minimum federal and state tax obligations in connection with the vesting of restricted common stock under the QTS Realty Trust, Inc. 2013 Equity Incentive Plan.

The following table summarizes all of these repurchases during the three months ended December 31, 2014.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2014 through October 31, 2014	6,738	(1)	$32.24	N/A	N/A
November 1, 2014 through November 30, 2014	-		N/A	N/A	N/A
December 1, 2014 through December 31, 2014	1,422	(1)	$33.84	N/A	N/A
Total	8,160	(1)	$32.52

(1)	The number of shares purchased represents shares of Class A common stock surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock. With respect to these shares, the price paid per share is based on the closing price of our Class A common stock as of the date of the determination of the statutory minimum federal income tax.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data on an historical basis for QTS and the Operating Partnership, which is our historical predecessor. Concurrently with the completion of our IPO, QTS consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of the Operating Partnership. QTS contributed the net proceeds of the IPO to the Operating Partnership in exchange for units of limited partnership interest. As of December 31, 2014, QTS owned an approximate 79.6% ownership interest in the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.

The financial data as of December 31, 2014 and 2013 and for the period from October 15, 2013 through December 31, 2014 is that of QTS and its majority owned subsidiaries, which includes the Operating Partnership. Prior to October 15, 2013, QTS did not have any operating activity. The historical financial data for the period ended October 14, 2013 and as of and for the years ended December 31, 2012, 2011 and 2010 have been derived from the Operating Partnership’s financial statements. The historical financial data for the Operating Partnership, which is also QTS’ historical predecessor, is not necessarily indicative of our results of operations, cash flows or financial condition following the completion of our IPO.

The following table sets forth selected financial and operating data on a consolidated basis for QTS and the historical predecessor, the Operating Partnership. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto for the which are included elsewhere in this Form 10-K. The data for QTS and the Operating Partnership are substantially the same with the primary differences being the presentation of stockholders’ equity and partners’ capital, and the allocation of net income (loss), whereby QTS retains its proportionate portion of the net income (loss) based on its ownership of the Operating Partnership, with the remaining balance being retained by the Operating Partnership. Therefore, the financial and operating data presented in the following tables reflect the results of the Operating Partnership for all periods presented, except where specifically noted.

	The Company			Historical Predecessor
		For the period		For the period
		October 15, 2013		January 1, 2013
	Year Ended	through		through
	December 31,	December 31,		October 14,	Year Ended December 31,
($ in thousands, except share and per share data)	2014	2013		2013	2012		2011		2010
Statement of Operations Data
Revenues:
Rental	$175,649	$33,304		$112,002		$120,758		$104,051		$92,800
Recoveries from tenants	19,194	2,674		10,424		9,294		12,154		12,506
Cloud and managed services	20,231	4,074		13,457		14,497		12,173		9,054
Other	2,715	410		1,542		1,210		2,018		5,795
Total revenue	217,789	40,462		137,425		145,759		130,396		120,155
Operating expenses
Property operating costs	71,518	13,482		47,268		51,506		57,900		60,408
Real estate taxes and insurance	5,116	1,016		3,476		3,632		2,621		2,378
Depreciation and amortization	58,282	11,238		36,120		34,932		26,165		19,086
General and administrative	45,283	8,457		30,726		35,986		28,470		22,844
Transaction costs	1,018	66		52		897		-		-
Gain on settlement	-	-		-		-		(3,357)		-
Restructuring charge	1,298	-		-		3,291		-		-
Total operating expenses	182,515	34,259		117,642		130,244		111,799		104,716
Operating income	35,274	6,203		19,783		15,515		18,597		15,439
Other income and expense:
Interest income	8	1		17		61		71		233
Interest expense	(15,308)	(2,049)		(16,675)		(25,140)		(19,713)		(23,502)
Other (expense) income	(871)	(153)		(3,277)		(1,151)		136		22,214
Income (loss) before gain on sale of real estate	19,103	4,002		(152)		(10,715)		(909)		14,384
Gain on sale of real estate	-	-		-		948		-		-
Net income (loss)	19,103	4,002		(152)		(9,767)		(909)		14,384
Net income attributable to noncontrolling interests (*)	(4,031)	(848)		-		-		-		-
Net income (loss) attributable to QTS Realty Trust, Inc (*)	$15,072	$3,154		$(152)		$(9,767)		$(909)		$14,384

Net income (loss) per share attributable to common shares: (*)
Basic	$0.52	$0.11		$ N/A	$	N/A	$	N/A	$	N/A
Diluted	0.51	0.11		N/A		N/A		N/A		N/A

Weighted average common shares outstanding: (*)
Basic	29,054,576	28,972,774		$ N/A	$	N/A	$	N/A	$	N/A
Diluted	37,133,584	36,794,215		N/A		N/A		N/A		N/A

Dividends declared per common share (*)	$1.16	$0.24	(**)	$ N/A	$	N/A	$	N/A	$	N/A

(*)	These line items are not applicable to the Operating Partnership for any periods presented.
(**)	The amount relates to the period beginning October 15, 2013 (the closing date of the IPO) through December 31, 2013. Accordingly, the $0.24 dividend declared per common share corresponds to a pro-rated quarterly dividend per common share of $0.29.

Other Data (unaudited)
FFO (1)	$70,958	$14,558	$31,406	$20,253	$23,047	$31,771
Operating FFO (1)	74,145	14,777	34,735	25,568	13,900	2,456
Recognized MRR in the period	188,194	N/A	N/A	128,533	108,942	98,832
MRR (2)	17,141	14,138	N/A	11,857	9,898	9,138
NOI(3)	141,155	25,964	86,681	90,904	70,011	57,369
EBITDA (4)	92,685	17,288	52,626	50,244	44,898	56,739
Adjusted EBITDA (4)	100,025	18,085	57,337	55,330	42,306	34,857

	The Company		Historical Predecessor
	December 31,	December 31,	December 31,
($ in thousands)	2014	2013	2012	2011	2010
Balance Sheet Data
Real estate at cost(*)	$1,177,582	$905,735	$734,828	$555,586	$432,233
Net investment in real estate(**)	997,415	768,010	631,928	481,050	379,967
Total assets	1,106,559	831,356	685,443	521,056	412,964
Credit facility, Senior Notes and mortgages payable	624,167	345,339	487,791	407,906	302,765

(*)	Reflects undepreciated cost of real estate assets, does not include real estate intangible assets acquired in connection with acquisitions.
(**)	Net investment in real estate includes building and improvements (net of accumulated depreciation), land, and construction in progress.

	The Company		Historical Predecessor
		For the period	For the period
		October 15, 2013	January 1, 2013
	Year Ended	through	through
	December 31,	December 31,	October 14,	Year Ended December 31,
($ in thousands)	2014	2013	2013	2012	2011	2010
Cash Flow Data
Cash flow provided by (used for):
Operating activities	$73,757	$29,635	$30,511	$35,098	$24,374	$13,277
Investing activities	(292,209)	(47,963)	(120,875)	(194,927)	(118,746)	(56,574)
Financing activities	224,030	15,812	89,858	160,719	94,669	5,610

(1)	We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (computed in accordance with GAAP), adjusted to exclude gains (or losses) from sales of property, real estate related depreciation and amortization and similar adjustments for unconsolidated partnerships and joint ventures. We generally calculate Operating FFO as FFO excluding certain non-recurring and primarily non-cash charges and gains and losses that management believes are not indicative of the results of our operating real estate portfolio. We believe that Operating FFO provides investors with another financial measure that may facilitate comparisons of operating performance and liquidity between periods and, to the extent other REITs calculate Operating FFO on a comparable basis, between us and these other REITs.

A reconciliation of net income (loss) to FFO and Operating FFO is presented below:

	The Company		Historical Predecessor
		For the period	For the period
		October 15, 2013	January 1, 2013
	Year Ended	through	through
	December 31,	December 31,	October 14,	Year Ended December 31,
(unaudited $ in thousands)	2014	2013	2013	2012	2011	2010
FFO
Net income (loss)	$19,103	$4,002	$(152)	$(9,767)	$(909)	$14,384
Real estate depreciation and amortization	51,855	10,556	31,558	30,968	23,956	17,387
Gain on sale of real estate	-	-	-	(948)	-	-
FFO	70,958	14,558	31,406	20,253	23,047	31,771
Operating FFO
Restructuring costs	1,298	-	-	3,291	-	-
Write off of unamortized deferred finance costs	871	153	3,277	1,434	-	-
Gain on settlements	-	-	-	-	(3,357)	-
Transaction costs	1,018	66	52	897	-	-
Intangible revenue	-	-	-	-	(960)	(4,844)
Gain on extinguishment of debt	-	-	-	-	-	(22,214)
Unrealized gain on derivatives	-	-	-	(307)	(4,830)	(2,257)
Operating FFO	$74,145	$14,777	$34,735	$25,568	$13,900	$2,456

(2)	We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases (which represent customer leases that have been executed but for which lease payments have not commenced) as of a particular date, unless otherwise specifically noted. We calculate recognized MRR as the recurring revenue recognized during a given period, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. Management uses MRR and recognized MRR as supplemental performance measures because they provide a useful measure of increases in contractual revenue from our customer leases. A reconciliation of total revenues to recognized MRR in the period and MRR at period-end is presented below:

	The Company	The Company and our Historical Predecessor (a)	Historical Predecessor
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
(unaudited $ in thousands)	2014	2013	2012	2011	2010
Recognized MRR in the period
Total period revenues (GAAP basis)	$217,789	$177,887	$145,759	$130,396	$120,155
Less: Total period recoveries	(19,194)	(13,098)	(9,294)	(12,154)	(12,506)
Total period deferred setup fees	(4,709)	(4,678)	(4,317)	(2,997)	(2,710)
Total period straight line rent and other	(5,692)	(4,532)	(3,615)	(6,303)	(6,107)
Recognized MRR in the period	188,194	155,579	128,533	108,942	98,832

MRR at period end*
Total period revenues (GAAP basis)	$217,789	$177,887	$145,759	$130,396	$120,155
Less: Total revenues excluding last month	(197,831)	(161,670)	(132,338)	(119,156)	(109,497)
Total revenues for last month of period	19,958	16,217	13,421	11,240	10,658
Less: Last month recoveries	(1,908)	(1,240)	(879)	(897)	(1,175)
Last month deferred setup fees	(372)	(370)	(441)	(278)	(195)
Last month straight line rent and other	(537)	(469)	(244)	(167)	(150)
MRR at period end*	$17,141	$14,138	$11,857	$9,898	$9,138

*	Does not include our booked-not-billed MRR balance, which was $4.8 million, $2.3 million, $1.1 million, $1.0 million and $1.0 million as of December 31, 2014, 2013, 2012, 2011, and 2010, respectively.
(a)	Represents combined results of our Historical Predecessor for the period from January 1, 2013 through October 14, 2013 and the Company for the period from October 15, 2013 through December 31, 2013. Prior to October 15, 2013, the Company did not have any operating activity.

(3)	We calculate net operating income, or NOI, as net income (loss), excluding: interest expense, interest income, depreciation and amortization, tax expense of taxable REIT subsidiaries, write off of unamortized deferred financing costs, gain on extinguishment of debt, transaction costs, gain on legal settlement, gain (loss) on sale of real estate, restructuring costs and general and administrative expenses. We believe that NOI is another metric that is often utilized to evaluate returns on operating real estate from period to period and also, in part, to assess the value of the operating real estate. A reconciliation of net income (loss) to NOI is presented below:

	The Company		Historical Predecessor
		For the period	For the period
		October 15, 2013	January 1, 2013
	Year Ended	through	through
	December 31,	December 31,	October 14,	Year Ended December 31,
(unaudited $ in thousands)	2014	2013	2013	2012	2011	2010
Net Operating Income (NOI)
Net income (loss)	$19,103	$4,002	$(152)	$(9,767)	$(909)	$14,384
Interest expense	15,308	2,049	16,675	25,140	19,713	23,502
Interest income	(8)	(1)	(17)	(61)	(71)	(233)
Depreciation and amortization	58,282	11,238	36,120	34,932	26,165	19,086
Write off of unamortized deferred finance costs	871	153	3,277	1,434	-	-
Gain on extinguishment of debt	-	-	-	-	-	(22,214)
Transaction costs	1,018	66	52	897	-	-
Gain on settlements	-	-	-	-	(3,357)	-
Gain on sale of real estate	-	-	-	(948)	-	-
Restructuring costs	1,298	-	-	3,291	-	-
General and administrative expenses	45,283	8,457	30,726	35,986	28,470	22,844
NOI	$141,155	$25,964	$86,681	$90,904	$70,011	$57,369
Breakdown of NOI by facility:
Atlanta-Metro data center	$60,734	$11,485	$40,908	$42,787	$29,712	$26,595
Atlanta-Suwanee data center	35,509	7,028	22,127	30,471	32,258	28,508
Santa Clara data center	12,739	2,229	8,710	11,183	9,672	7,291
Richmond data center	14,366	2,415	7,903	6,094	267	-
Sacramento data center	8,470	1,820	5,879	240	-	-
Princeton data center	4,828	-	-	-	-	-
Dallas-Fort Worth data center	815	-	-	-	-	-
Other facilities	3,694	987	1,154	129	(1,898)	(5,025)
NOI	$141,155	$25,964	$86,681	$90,904	$70,011	$57,369

(4)	We calculate EBITDA as net income (loss) adjusted to exclude interest expense and interest income, provision for income taxes (including income taxes applicable to sale of assets) and depreciation and amortization. We believe that EBITDA is another metric that is often utilized to evaluate and compare our ongoing operating results and also, in part, to assess the value of our operating portfolio.

In addition to EBITDA, we calculate an adjusted measure of EBITDA, which we refer to as Adjusted EBITDA, as EBITDA excluding unamortized deferred financing costs, gain on extinguishment of debt, transaction costs, equity-based compensation expense, restructuring charge, gain (loss) on legal settlement and gain on sale of real estate. We believe that Adjusted EBITDA provides investors with another financial measure that can facilitate comparisons of operating performance between periods and between REITs.

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is presented below:

	The Company		Historical Predecessor
		For the period	For the period
		October 15, 2013	January 1, 2013
	Year Ended	through	through
	December 31,	December 31,	October 14,	Year Ended December 31,
(unaudited $ in thousands)	2014	2013	2013	2012	2011	2010
EBITDA and adjusted EBITDA
Net income (loss)	$19,103	$4,002	$(152)	$(9,767)	$(909)	$14,384
Interest expense	15,308	2,049	16,675	25,140	19,713	23,502
Interest income	(8)	(1)	(17)	(61)	(71)	(233)
Depreciation and amortization	58,282	11,238	36,120	34,932	26,165	19,086
EBITDA	92,685	17,288	52,626	50,244	44,898	56,739

Adjusted EBITDA
Write off of unamortized deferred finance costs	871	153	3,277	1,434	-	-
Gain on extinguishment of debt	-	-	-	-	-	(22,214)
Transaction costs	1,018	66	52	897	-	-
Equity-based compensation expense	4,153	578	1,382	412	765	332
Gain on settlements	-	-	-	-	(3,357)	-
Gain on sale of real estate	-	-	-	(948)	-	-
Restructuring costs	1,298	-	-	3,291	-	-
Adjusted EBITDA	$100,025	$18,085	$57,337	$55,330	$42,306	$34,857

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis covers the financial condition and results of operations of our predecessor, QualityTech, LP, and our successor, QTS Realty Trust, Inc. You should read the following discussion and analysis in conjunction with the QTS Realty Trust, Inc.’s and QualityTech, LP’s consolidated financial statements and related notes and “Risk Factors” contained elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our business and growth strategies, our expectations regarding the future performance of our business and the other non-historical statements contained herein are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.” This Form 10-K contains stand-alone audited and unaudited financial statements and other financial data for each of QTS and the Operating Partnership. We believe it is important to show both QTS and the Operating Partnership’s financial statements and for investors to understand the few differences between them in the context of how QTS and the Operating Partnership operate as a consolidated company. See “Explanatory Note” for an explanation of these few differences.

For purposes of the presentation of QTS’ financial data in this Item 7, the operating results for the period from October 15, 2013 through December 31, 2014 include the financial data of QTS Realty Trust, Inc. and its majority owned subsidiaries, which includes the operating results of the Operating Partnership. The “historical predecessor” financial statements for the periods ended October 14, 2013, December 31, 2012, and December 31, 2011 include the financial data of QualityTech, LP and its majority owned subsidiaries. Since the financial data presented in this Item 7 does not contain any differences between QTS and the Operating Partnership, all periods presented reflect the operating results of the Operating Partnership.

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

We operate a portfolio of 12 data centers across eight states, located in some of the top U.S. data center markets plus other high-growth markets. Our data centers are highly specialized, full-service, mission-critical facilities used by our customers to house, power and cool the networking equipment and computer systems that support their most critical business processes. We believe that our data centers are best-in-class and engineered to adhere to the highest specifications commercially available to customers, providing fully redundant, high-density power and cooling sufficient to meet the needs of major national and international companies and organizations. This is in part reflected by our operating track record of “five-nines” (99.999%) reliability and by our diverse customer base of more than 850 customers, including financial institutions, healthcare companies, government agencies, communications service providers, software companies and global Internet companies.

QTS is a Maryland corporation formed on May 17, 2013. On October 15, 2013, QTS completed its IPO of its Class A common stock, $0.01 par value per share. Its Class A common stock trades on the New York Stock Exchange under the ticker symbol “QTS.” Concurrently with the completion of the IPO, we consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of Quality Tech, LP, our operating partnership. QTS contributed the net proceeds of the IPO to the Operating Partnership in exchange for units of limited partnership interest. As of December 31, 2014, QTS owned an approximate 79.6% ownership interest in the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.

The Operating Partnership is a Delaware limited partnership formed on August 5, 2009 and was QTS’ historical predecessor prior to the IPO, having operated the Company’s business until the IPO.

We believe that QTS has operated and has been organized in conformity with the requirements for qualification and taxation as a REIT commencing with its taxable year ended December 31, 2013. Our qualification as a REIT, and maintenance of such qualification, depends upon our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distributions to our stockholders and the concentration of ownership of our equity shares.

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

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of December 31, 2014, only three of our more than 850 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 9% of our MRR. In addition, greater than 40% of our MRR was attributable to customers who use more than one of our 3Cs products.

Our Portfolio

We develop and operate 12 data centers located in eight states, containing an aggregate of approximately 4.7 million gross square feet of space (approximately 94% of which is wholly owned by us), including approximately 2.1 million “basis-of-design” raised floor square feet, which represents the total data center raised floor potential of our existing data center facilities. This represents the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the configuration that we deploy. As of December 31, 2014, this space included approximately 927,000 raised floor operating net rentable square feet, or NRSF, plus approximately 1.1 million square feet of additional raised floor in our development pipeline, of which approximately 97,000 NRSF is expected to become operational by December 31, 2015. Our facilities collectively have access to over 500 megawatts (“MW”) of gross utility power with 419 MW of available utility power. We believe such access to power gives us a competitive advantage in redeveloping data center space, since access to power is usually the most limiting and expensive component in data center redevelopment.

During 2014 we acquired two additional data center properties. On June 30, 2014 we completed the acquisition of our Princeton facility from McGraw Hill Financial, Inc., which is located on approximately 194 acres and consists of approximately 560,000 gross square feet, including approximately 58,000 square feet of raised floor, and 12 MW of gross power. Additionally, on July 8, 2014, we completed the acquisition of the former Sun Times Press facility in downtown Chicago, Illinois, which consists of approximately 317,000 gross square feet with capacity for approximately 133,000 square feet of raised floor and 24 MW of power. We intend to redevelop the facility which will increase its size to approximately 400,000 gross square feet with raised floor capacity of approximately 215,000 square feet and 37 MW of power.

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

Percentage (%) Occupied and Billing Raised Floor. We define percentage occupied and billing raised floor as the square footage that is subject to a signed lease for which billing has commenced as of a particular date compared to leasable raised floor as of that date, expressed as a percentage.

Booked-not-Billed. We define booked-not-billed as our customer leases that have been signed, but for which lease payments have not yet commenced.

Factors That May Influence Future Results of Operations and Cash Flows

Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of December 31, 2014, we had in place customer leases generating revenue for approximately 85% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental, cloud and managed services rates at our properties. Future economic downturns, regional downturns or downturns in the technology industry could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. Negative trends in one or more of these factors could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.

Leasing Arrangements. As of December 31, 2014, 25% of our MRR came from customers which individually occupied greater than or equal to 6,600 square feet of space (or approximately 1 MW of power) and which had metered power. As of December 31, 2014, approximately 43% of our MRR came from C1 customers that are subject to the metered power model. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of December 31, 2014, 75% of our MRR was leased to customers which individually occupied less than 6,600 square feet of space, many of whom are billed on a gross lease basis. Our C2/C3 customers are billed under a gross lease model and as of December 31, 2014, represented 57% of our MRR. Under a gross lease, the customer pays us a fixed rent on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers access more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. Our leases on a gross lease basis generally have a term of three years or less.

Scheduled Lease Expirations. Our ability to minimize rental churn and customer downgrades at renewal and renew, lease and re-lease expiring space will impact our results of operations and cash flows. Leases which have commenced billing representing approximately 11% and 12% of our total leased raised floor are scheduled to expire during the years ending December 31, 2015 (including all month-to-month leases) and 2016, respectively. These leases also represented approximately 26% and 21%, respectively, of our annualized rent as of December 31, 2014. At expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.

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

General Leasing Activity

During the twelve months ended December 31, 2014, we entered into customer leases representing approximately $4.8 million of incremental MRR, net of downgrades (and representing approximately $58.0 million of annualized rent) at $356 per square foot. In addition, we incurred $13.5 million of leasing commissions related to the new leasing activity for the twelve months ended December 31, 2014.

During the twelve months ended December 31, 2014, we renewed leases with a total annualized rent of $23.7 million at an average rent per square foot of $768, which was 2.3% higher than the annualized rent prior to renewal. We define renewals as leases where the customer retains the same amount of space before and after renewal, which facilitates rate comparability. Customers that renew with adjustments to square feet are reflected in the net leasing activity discussed above. The rental churn rate for the twelve months ended December 31, 2014 was 6.2%.

During the twelve months ended December 31, 2014, we commenced customer leases representing approximately $5.7 million of incremental MRR (and representing approximately $69.0 million of annualized rent) at $497 per square foot.

As of December 31, 2014, our booked-not-billed MRR balance (which represents customer leases that have been executed, but for which lease payments have not commenced as of December 31, 2014) was approximately $4.8 million, or $57.8 million of annualized rent. The booked-not-billed balance is expected to contribute an incremental $12.4 million to revenue in 2015 (representing $21.7 million in annualized revenues), an incremental $15.3 million in 2016 (representing $21.1 million in annualized revenues), and an incremental $14.9 million in annualized revenues thereafter.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Changes in revenues and expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 are summarized below (in thousands):

	The Company	The Company and Predecessor
	Year Ended
	December 31,
	2014	2013	$ Change	% Change
Revenues:
Rental	$175,649	$145,306	$30,343	21%
Recoveries from customers	19,194	13,098	6,096	47%
Cloud and managed services	20,231	17,531	2,700	15%
Other	2,715	1,952	763	39%
Total revenues	217,789	177,887	39,902	22%

Operating expenses:
Property operating costs	71,518	60,750	10,768	18%
Real estate taxes and insurance	5,116	4,492	624	14%
Depreciation and amortization	58,282	47,358	10,924	23%
General and administrative	45,283	39,183	6,100	16%
Restructuring	1,298	-	1,298	*
Transaction costs	1,018	118	900	763%
Total operating expenses	182,515	151,901	30,614	20%

Operating income	35,274	25,986	9,288	36%

Other income and expense:
Interest income	8	18	(10)	*
Interest expense	(15,308)	(18,724)	3,416	-18%
Other expense	(871)	(3,430)	2,559	*
Net income	$19,103	$3,850	$15,253	396%

* not applicable for comparison

Revenues. Total revenues for the year ended December 31, 2014 were $217.8 million compared to $177.9 million for the year ended December 31, 2013. The increase of $39.9 million, or 22%, was primarily due to organic growth in our customer base as well as the addition of the Princeton facility which contributed $7.9 million of revenue. The increase of $33.0 million, or 20%, in combined rental and cloud and managed services revenue was primarily due to newly leased space as well as increases in rents from previously leased space, net of downgrades at renewal and rental churn.

As of December 31, 2014, our data centers were 85% occupied and billing based on leasable raised floor of approximately 698,000 square feet, with an average annualized rent of $346 per leased raised floor square foot including cloud and managed services revenue, or $308 per leased raised floor square foot excluding cloud and managed services revenue. As of December 31, 2014, the average annualized rent for our C1 product, including managed services for our C1 product, was $185 per leased raised floor square foot, and the average annualized rent for our C2 product, including Cloud and managed services combined was $996 per leased raised floor square foot. As of December 31, 2013, our data centers were 92% leased based on leasable raised floor of approximately 486,000 square feet, with an average annualized rent of $381 per leased raised floor square foot including cloud and managed services revenue, or $342 per leased raised floor square foot excluding cloud and managed services revenue. The increase in leasable raised floor between 2013 and 2014 is primarily related to the addition of raised floor square footage from our redevelopment activities primarily in the Atlanta-Metro, Dallas-Fort Worth and Atlanta-Suwanee facilities, as well as the acquisition of the Princeton facility. The reduction in average annualized rent per leased raised floor square foot from $381 to $346 is due to an increase in mix of C1 customers which are in our portfolio. As of December 31, 2014, we had a larger portion of our customers which were C1 customers (43% of MRR) than we did as of December 31, 2013 (40% of MRR). Due to the fact that C1 customers reimburse us for utilities and various other operating expenses and that reimbursement is excluded from the calculation of annualized rent per square foot, this increase in the portion of customer rent which is related to C1 customers has contributed to the weighted average per square foot reduction.

Higher recoveries from customers for the year ended December 31, 2014 compared to the year ended December 31, 2013 were primarily due to reimbursements associated with the acquisition of the Princeton facility which contributed $3.1 million to the increase as well as increased utility costs generally related to an increase in utility rates in our Atlanta market and an increase in usage from customers operating under our metered power model at our Richmond data center, which contributed $2.1 million and $0.8 million to the increase, respectively. The remaining increase of $0.1 million in recoveries revenue was attributable to various other locations. The $0.8 million increase in other revenue for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to higher straight line rent.

Property Operating Costs. Property operating costs for the year ended December 31, 2014 were $71.5 million compared to property operating costs of $60.7 million for the year ended December 31, 2013, an increase of $10.8 million, or 18%. The breakdown of our property operating costs is summarized in the table below (in thousands):

	The Company	The Company and Predecessor
	Year Ended
	December 31,
	2014	2013	$ Change	% Change
Property operating costs:
Direct payroll	$11,839	$11,157	$682	6%
Rent	4,896	4,437	459	10%
Repairs and maintenance	5,630	4,211	1,419	34%
Utilities	29,996	24,945	5,051	20%
Management fee allocation	8,646	7,088	1,558	22%
Other	10,511	8,912	1,599	18%
Total property operating costs	$71,518	$60,750	$10,767	18%

The acquisition of our Princeton facility contributed $2.6 million to the total increase in property operating costs, of which $0.2 million related to repairs and maintenance, $0.8 million related to utilities, $0.3 million related to management fee allocation, $0.4 million related to direct payroll, and $0.9 million related to other property operating costs. The remaining $8.2 million increase in total property operating costs was attributable to a $4.2 million increase in utilities expense primarily related to increased utility rates in our Atlanta-Metro and Atlanta-Suwanee facilities, increased utilities usage in our Richmond and Santa Clara facilities as well as the opening of our Dallas-Fort Worth data center. Repairs and maintenance expense tends to fluctuate from period to period and increase with the expansion and lease-up of our facilities, contributing $1.2 million to the remaining increase in operating costs. The management fee allocation is based on 4% of cash rental revenues for each facility and reflects an allocation of internal charges to cover back-office and service-related costs associated with the day-to-day operations of our data center facilities, with a corresponding offset to general and administrative expenses. The remaining $1.5 million increase in other property operating expenses was primarily due to increased outsourcing of our facility security personnel, which resulted in lower direct payroll costs, as well as higher travel and entertainment expenses.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the year ended December 31, 2014 were $5.1 million compared to $4.5 million for the year ended December 31, 2013. The increase of $0.6 million, or 14%, was primarily attributable to the acquisition of our Princeton data center, with the remainder related to opening the Dallas-Fort Worth data center.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2014 was $58.3 million compared to $47.3 million for the year ended December 31, 2013. The increase of $10.9 million, or 23%, was primarily due to additional depreciation of $8.6 million associated with the Princeton and Dallas-Fort Worth data centers, as well as expansion of the Atlanta-Metro, Atlanta-Suwanee and Richmond data centers, and higher amortization expense of $2.3 million primarily related to a higher level of leasing commissions.

General and Administrative Expenses. General and administrative expenses were $45.3 million for the year ended December 31, 2014 compared to general and administrative expenses of $39.2 million for the year ended December 31, 2013, an increase of $6.1 million, or 16%. Approximately $12.3 million of the total general and administrative expenses for the year ended December 31, 2014 resulted from sales and marketing expenses, compared to $11.1 million for the year ended December 31, 2013. General and administrative expenses also increased due to higher wages and salaries of $2.9 million, primarily due to growth in our portfolio as well as certain severance costs unrelated to the restructuring costs related to remote employees discussed below. The remaining increase in general and administrative expenses was primarily attributable to higher professional and consulting fees from investing in our product portfolio of $1.1 million and increased legal costs of $0.5 million, higher software license costs of $1.0 million due to the growth of our customer base, higher director and officer insurance of $0.3 million from being a public company for a full year, and other costs of $0.3 million. Total equity-based compensation expense was $4.2 million and $2.0 million for the years ended December 31, 2014 and 2013, respectively, with the increase related to awards granted at IPO in late 2013 which had a full year of vesting and awards granted in early 2014. These increases were partially offset by an increase in direct payroll allocation of $1.8 million as well as an increase in management fee allocation of $1.6 million, both of which reclassify costs from general and administrative costs to operating costs. Our general and administrative expenses represented 20.8% of total revenues for the year ended December 31, 2014 compared to 22.0% for the year ended December 31, 2013.

Restructuring Costs. For the year ended December 31, 2014 we incurred $1.3 million in restructuring costs related to severance for various remote employees.

Transaction Costs. For the year ended December 31, 2014 we incurred $1.0 million in costs primarily related to the acquisition of the Princeton facility compared to transaction costs of $0.1 million for the year ended December 31, 2013 related to the examination of proposed acquisitions. Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

Interest Expense. Interest expense for the year ended December 31, 2014 was $15.3 million compared to $18.7 million for the year ended December 31, 2013. The decrease of $3.4 million, or 18%, was due primarily to a reduction in the weighted average interest rate on our borrowings and higher capitalized interest during the period. In addition, the interest rate spread over LIBOR on the unsecured credit facility was 165 basis points lower than our former secured credit facility. The average debt balance for the year ended December 31, 2014 was $515.6 million, which included our $300 million of Senior Notes issued in July 2014, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 4.23%. This compared to an average debt balance of $510.6 million for the year ended December 31, 2013, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 4.48%. During the second quarter of 2013, we replaced our $440 million secured credit facility with a $575 million unsecured credit facility, which we subsequently amended and restated in December 2014. Interest capitalized in connection with our redevelopment activities during the years ended December 31, 2014 and December 31, 2013 was $6.5 million and $4.0 million, respectively.

Other Expense. Other expense for the year ended December 31, 2014 was $0.9 million compared to other expense of $3.4 million for the year ended December 31, 2013. The decrease in other expense of $2.6 million, was due to higher write-offs of unamortized deferred financing costs in 2013 in connection with the replacement of our secured credit facility with an unsecured credit facility and an asset securitization which we considered, but did not pursue.

Net Income. A summary of the components of the increase in net income of $15.3 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 is as follows (in millions):

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$28.5
Increase in general and administrative expense	(6.1)
Increase in depreciation and amortization	(10.9)
Increase in restructuring charges	(1.3)
Increase in transaction costs	(0.9)
Decrease in interest expense net of interest income	3.4
Decrease in other expense	2.6
Increase in net income	$15.3

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Changes in revenues and expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 are summarized below (in thousands):

	The Company and Predecessor	The Predecessor
	Year Ended
	December 31,
	2013	2012	$ Change	% Change
Revenues:
Rental	$145,306	$120,758	$24,548	20%
Recoveries from customers	13,098	9,294	3,804	41%
Cloud and managed services	17,531	14,497	3,034	21%
Other	1,952	1,210	742	61%
Total revenues	177,887	145,759	32,128	22%

Operating expenses:
Property operating costs	60,750	51,506	9,244	18%
Real estate taxes and insurance	4,492	3,632	860	24%
Depreciation and amortization	47,358	34,932	12,426	36%
General and administrative	39,183	35,986	3,197	9%
Restructuring	-	3,291	(3,291)	*
Transaction costs	118	897	(779)	-87%
Total operating expenses	151,901	130,244	21,657	17%

Operating income	25,986	15,515	10,471	67%

Other income and expense:
Interest income	18	61	(43)	-70%
Interest expense	(18,724)	(25,140)	6,416	-26%
Other expense	(3,430)	(1,151)	(2,279)	198%
Income (loss) before gain on sale of real estate	3,850	(10,715)	14,565	-136%
Gain on sale of real estate	-	948	(948)	*
Net income (loss)	$3,850	$(9,767)	$13,617	-139%

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

Net Income. A summary of the components of the increase in net income of $13.6 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 is as follows (in millions):

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$21.9
Increase in general and administrative expense	(3.2)
Increase in depreciation and amortization	(12.4)
Decrease in restructuring charges	3.3
Decrease in transaction costs	0.8
Decrease in interest expense net of interest income	6.4
Increase in other expense	(2.3)
Decrease in gain on sale of real estate	(0.9)
Increase in net income	$13.6

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

FFO and Operating FFO

We consider funds from operations (“FFO”) to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income (loss) and cash provided by operating activities as a measure of operating performance and liquidity. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (loss) (computed in accordance with GAAP), adjusted to exclude gains (or losses) from sales of property, real estate related depreciation and amortization and similar adjustments for unconsolidated partnerships and joint ventures. Our management uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs.

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

A reconciliation of net income (loss) to FFO and Operating FFO is presented below:

	Year Ended December 31,
	2014	2013	2012
	(unaudited $ in thousands)
FFO
Net income (loss)	$19,103	$3,850	$(9,767)
Real estate depreciation and amortization	51,855	42,114	30,968
Gain on sale of real estate	-	-	(948)
FFO	70,958	45,964	20,253

Operating FFO
Write off of unamortized deferred finance costs	871	3,430	1,434
Restructuring costs	1,298	-	3,291
Transaction costs	1,018	118	897
Unrealized gain on derivatives	-	-	(307)
Operating FFO	$74,145	$49,512	$25,568

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

A reconciliation of total revenues to recognized MRR in the period and MRR at period end is presented below:

	Year Ended December 31,
	2014	2013	2012
	(unaudited $ in thousands)
Recognized MRR
Total period revenues (GAAP basis)	$217,789	$177,887	$145,759
Less: Total period recoveries	(19,194)	(13,098)	(9,294)
Total period deferred setup fees	(4,709)	(4,678)	(4,317)
Total period straight line rent and other	(5,692)	(4,532)	(3,615)
Recognized MRR (in the period)	188,194	155,579	128,533

MRR
Total period revenues (GAAP basis)	$217,789	$177,887	$145,759
Less: Total revenues excluding last month	(197,831)	(161,670)	(132,338)
Total revenues for last month of period	19,958	16,217	13,421
Less: Last month recoveries	(1,908)	(1,240)	(879)
Last month deferred setup fees	(372)	(370)	(441)
Last month straight line rent and other	(537)	(469)	(244)
MRR (at period end) *	$17,141	$14,138	$11,857

* Does not include our booked-not-billed MRR balance, which was $4.8 million, $2.3 million and $1.1 million as of December 31, 2014, 2013 and 2012, respectively.

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

A reconciliation of net income (loss) to NOI is presented below:

	Year Ended December 31,
	2014	2013	2012
	(unaudited $ in thousands)
Net Operating Income (NOI)
Net income (loss)	$19,103	$3,850	$(9,767)
Interest expense	15,308	18,724	25,140
Interest income	(8)	(18)	(61)
Depreciation and amortization	58,282	47,358	34,932
Write off of unamortized deferred finance costs	871	3,430	1,434
Restructuring costs	1,298	-	3,291
Transaction costs	1,018	118	897
Gain on sale of real estate	-	-	(948)
General and administrative expenses	45,283	39,183	35,986
NOI (1)	$141,155	$112,645	$90,904
Breakdown of NOI by facility:
Atlanta-Metro data center	$60,734	$52,393	$42,787
Atlanta-Suwanee data center	35,509	29,155	30,471
Santa Clara data center	12,739	10,939	11,183
Richmond data center	14,366	10,318	6,094
Sacramento data center	8,470	7,699	240
Princeton data center	4,828	-	-
Dallas-Fort Worth data center	815	-	-
Other facilities	3,694	2,141	129
NOI (1)	$141,155	$112,645	$90,904

(1)	Includes facility level General and administrative allocation charges of 4% of revenue which aggregated to $8.7 million, $7.1 million and $5.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is presented below:

	Year Ended December 31,
	2014	2013	2012
	(unaudited $ in thousands)
EBITDA and adjusted EBITDA
Net income (loss)	$19,103	$3,850	$(9,767)
Interest expense	15,308	18,724	25,140
Interest income	(8)	(18)	(61)
Depreciation and amortization	58,282	47,358	34,932
EBITDA	92,685	69,914	50,244

Write off of unamortized deferred finance costs	871	3,430	1,434
Equity-based compensation expense	4,153	1,960	412
Restructuring costs	1,298	-	3,291
Transaction costs	1,018	118	897
Gain on sale of real estate	-	-	(948)
Adjusted EBITDA	$100,025	$75,422	$55,330

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

We expect that we will incur between $225 million and $275 million in capital expenditures through December 31, 2015 in connection with the redevelopment of our data center facilities. We expect to spend approximately $200 million to $250 million of capital expenditures on redevelopment, and the remainder on recurring capital expenditures and capitalized overhead costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. We expect to fund these costs using operating cash flows and draws on our credit facilities. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of such expenditures may vary. We continue to evaluate acquisition opportunities, but none are considered probable at this time and therefore the related expenditures are not currently included in these future estimates.

We expect to meet our short-term liquidity needs through operating cash flow, cash and cash equivalents and borrowings under our credit facilities.

Our cash paid for capital expenditures, excluding acquisitions, for the years ended December 31, 2014, 2013 and 2012 are summarized in the table below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Redevelopment	$156,417	$114,598	$109,511
Personal property	10,398	7,706	4,694
Maintenance capital expenditures	2,684	2,538	1,725
Capitalized interest, commissions and other overhead costs	31,646	22,822	17,296
Total capital expenditures	$201,145	$147,664	$133,226

Long-Term Liquidity

Our long-term liquidity needs primarily consist of funds for property acquisitions, scheduled debt maturities, payment of principal at maturity of our Senior Notes, and recurring and non-recurring capital expenditures. We may also pursue additional redevelopment of our Atlanta-Metro, Dallas-Fort Worth, Richmond, and Chicago data centers and future redevelopment of other space in our portfolio. The redevelopment of this space, including timing, is at our discretion and will depend on a number of factors, including availability of capital and our estimate of the demand for data center space in the applicable market. We expect to meet our long-term liquidity needs with net cash provided by operations, incurrence of additional long-term indebtedness, borrowings under our credit facilities and issuance of additional equity or debt securities, subject to prevailing market conditions, as discussed below.

On November 25, 2014, the SEC declared effective QTS’ universal shelf registration statement allowing QTS to offer, from time to time, up to $1 billion of our Class A common stock, preferred stock, depositary shares representing preferred stock, warrants and rights to purchase our common stock or any combination thereof, subject to the ability of QTS to effect offerings on satisfactory terms based on prevailing conditions. Pursuant to the Operating Partnership’s limited partnership agreement, each time QTS issues shares of stock pursuant to the foregoing programs or other equity offerings, the Operating Partnership issues to QTS, its general partner, an equal number of units for the same price at which the shares were sold, and QTS contributes the net proceeds of such offerings to the Operating Partnership. Our ability to raise funds through sales of common and preferred stock or other securities in the future is dependent on, among other things, general market conditions for REITs, market perceptions about our company and the current trading price of QTS’s Class A common stock. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive or at all.

Cash

As of December 31, 2014, we had $10.8 million of unrestricted cash and cash equivalents.

On January 7, 2014, we paid our first and prorated dividend to our stockholders in the amount of $0.24 per common share or $7.0 million. In addition, on January 7, 2014, we made a distribution to the holders of Class A units of limited partnership of the Operating Partnership in an aggregate amount of $0.24 per unit or approximately $2.0 million in connection with the quarterly dividend on our common stock.

On April 8, July 8, and October 7, 2014, we paid our regular quarterly cash dividends of $0.29 per common share to stockholders and operating partnership unit holders of record as of the close of business on March 20, June 20, and September 19, 2014, respectively. Additionally, on January 7, 2015 we paid our regular quarterly cash dividend of $0.29 per common share to stockholders and operating partnership unit holders of record as of the close of business on December 19, 2014.

Indebtedness

As of December 31, 2014, we had approximately $637.2 million of indebtedness, including capital lease obligations.

Unsecured Credit Facility. In May 2013, we entered into a $575 million unsecured credit facility comprised of a five-year $225 million term loan and a four-year $350 million revolving credit facility with a one year extension, subject to satisfaction of certain conditions, and had the ability to expand the total credit facility by an additional $100 million subject to certain conditions set forth in the credit agreement. In July 2014 our term loan was reduced by $75 million to $150 million in connection with the issuance of the Senior Notes. On December 17, 2014, we entered into a third amended and restated credit agreement providing for a $650 million unsecured credit facility comprised of a five-year $100 million term loan maturing December 17, 2019 and a four-year $550 million revolving credit facility maturing December 17, 2018, with the option to extend one year until December 17, 2019, subject to the satisfaction of certain conditions. The lenders under the unsecured credit facility may issue up to $30 million in letters of credit subject to the satisfaction of certain conditions.

The total unsecured credit facility may be increased from the current capacity of $650 million to $850 million subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments. Amounts outstanding under the unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will vary depending upon our leverage ratio. For revolving credit loans, the spread ranges from 1.70% to 2.25% for LIBOR loans and 0.70% to 1.25% for base rate loans. For term loans, the spread ranges from 1.65% to 2.20% for LIBOR loans and 0.65% to 1.20% for base rate loans. As of December 31, 2014, the interest rate for amounts outstanding under our unsecured credit facility was 1.84%. We are also required to pay a commitment fee to the lenders assessed on the unused portion of the unsecured revolving credit facility. At our election, we can prepay amounts outstanding under the unsecured credit facility, in whole or in part, without penalty or premium.

Our ability to borrow under the unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations on liens, mergers, consolidations, investments, distributions, asset sales and affiliate transactions, as well as the following financial covenants: (i) the outstanding principal balance of the loans and letter of credit liabilities cannot exceed the unencumbered asset pool availability (as defined in the third amended and restated credit agreement, (ii) a maximum leverage ratio of total indebtedness to gross asset value not in excess of 60%, (iii) a minimum fixed charge coverage ratio (defined as the ratio of consolidated EBITDA, subject to certain adjustments, to consolidated fixed charges) for the prior two most recently-ended calendar quarters of not less than 1.70 to 1.00, (iv) tangible net worth of at least $645 million plus 85% of the sum of net equity offering proceeds and the value of interests in the Operating Partnership issued upon contribution of assets to the Operating Partnership or its subsidiaries, (v) unhedged variable rate debt not greater than 35% of gross asset value and (vi) a maximum distribution payout ratio of the greater of (a) 95% of our “funds from operations” (as defined in the agreement) and (b) the amount required for QTS to qualify as a REIT under the Code. The interest rate applied to the outstanding balance of the unsecured credit facility decreases incrementally for every 5% below the maximum leverage ratio.

The availability under the unsecured revolving credit facility is the lesser of (i) $550 million, (ii) 60% of unencumbered asset pool capitalized value, (iii) the amount resulting in an unencumbered asset pool debt service ratio of 1.70 to 1.00 or (iv) the amount resulting in an unencumbered asset pool debt yield of 14%. In the case of clauses (ii), (iii) and (iv) of the preceding sentence, the amount available under the unsecured revolving credit facility is adjusted to take into account any other unsecured debt, a certain equipment-related loan and certain capitalized leases. The availability of funds under our unsecured credit facility depends on compliance with our covenants. As of December 31, 2014, we had outstanding $239.8 million of indebtedness under the unsecured credit facility, consisting of $139.8 million of outstanding borrowings under our unsecured revolving credit facility and $100.0 million outstanding term loan indebtedness. In connection with the unsecured credit facility, as of December 31, 2014, the Company had an additional $2.5 million letter of credit outstanding.

5.875% Senior Notes due 2022. On July 23, 2014, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the Senior Notes (collectively, the “Issuers”), issued $300 million aggregate principal amount of 5.875% Senior Notes due 2022. The Senior Notes have an interest rate of 5.875% per annum and were issued at a price equal to 99.211% of their face value. The proceeds from the offering were used to repay amounts outstanding under the unsecured credit facility, including $75 million outstanding under the term loan. Pursuant to a supplemental indenture, the Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS, the Issuers or any other subsidiary guarantor. QTS Realty Trust, Inc. will not initially guarantee the Senior Notes and will not be required to guarantee the Senior Notes except under certain circumstances. The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of July 23, 2014, among QTS, the Operating Partnership, QTS Finance Corporation, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”).

The Indenture contains affirmative and negative covenants that, among other things, limit or restrict the Operating Partnership’s ability and the ability of certain of its subsidiaries (“Restricted Subsidiaries”) to: incur additional indebtedness; pay dividends; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the Operating Partnership’s restricted subsidiaries to pay dividends; engage in sales of assets; and engage in mergers, consolidations or sales of substantially all of their assets. However, certain of these covenants will be suspended if and for so long as the Senior Notes are rated investment grade by specified debt rating services and there is no default under the Indenture. The Operating Partnership and its Restricted Subsidiaries also are required to maintain total unencumbered assets (as defined in the Indenture) of at least 150% of their unsecured debt on a consolidated basis.

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

On June 30, 2014, the Richmond Credit Facility was amended to, among other things, extend the stated maturity to June 30, 2019 and increase the capacity to $120 million, with an accordion feature to provide for total borrowing capacity of up to $200 million, subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments. The interest rate for LIBOR loans ranges from 2.10% to 2.85%, with the rate determined by the overall leverage ratio as defined in the agreement. The Richmond Credit Facility requires us to comply with covenants similar to the unsecured credit facility.

On December 17, 2014, we further amended the Richmond Credit Facility to, among other things, conform certain terms of the Richmond Credit Facility to the unsecured credit facility and allowed two subsidiaries of the Operating Partnership that were parties to the Richmond Credit Facility to guarantee unsecured obligations of the Operating Partnership and its subsidiaries including the unsecured credit facility and the Senior Notes.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014, including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (in thousands):

Obligations	2015	2016	2017	2018	2019	Thereafter	Total

Operating Leases	$5,458	$5,533	$5,606	$5,606	$4,591	$64,045	$90,839
Capital Leases	4,330	4,637	3,983	88	24	-	13,062
Future principal payments of Indebtedness (1)	2,397	2,567	2,748	142,781	173,150	302,795	626,438
Total (2)	$12,185	$12,737	$12,337	$148,475	$177,765	$366,840	$730,339

(1)	Does not include discount on Senior Notes reflected at December 31, 2014 nor letter of credit of $2.5 million outstanding as of December 31, 2014 under our unsecured credit facility.

(2)	Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facilities, mortgages, capital leases and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of December 31, 2014 (in thousands):

2015	2016	2017	2018	2019	Thereafter	Total
$25,852	$25,578	$25,279	$24,833	$19,240	$45,245	$166,027

Off-Balance Sheet Arrangements

We utilize derivatives to manage our interest rate exposure. During February 2012, we entered into two interest rate swaps with an aggregate notional amount of $150 million which qualified for hedge accounting treatment. These interest rate swaps, which matured on September 28, 2014, were designated as a cash flow hedge of future interest payments. We perform assessments of hedging effectiveness, and any ineffectiveness is recorded in interest expense. There was no ineffectiveness for the periods ended December 31, 2014 or 2013.

Cash Flows

	Year Ended December 31,
(in thousands)	2014	2013	2012
Cash Flow Data
Cash flow provided by (used for):
Operating activities	$73,757	$60,146	$35,098
Investing activities	(292,209)	(168,838)	(194,927)
Financing activities	224,030	105,670	160,719

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Cash flow provided by operating activities was $73.8 million for the year ended December 31, 2014, compared to $60.1 million for the year ended December 31, 2013. The increased cash flow provided by operating activities of $13.7 million was primarily due to an increase in cash operating income of $26.2 million, partially offset by a decrease in cash flow associated with net changes in working capital of $12.6 million primarily relating to changes in accounts payable, deferred income, rent and other receivables and prepaid expenses.

Cash flow used for investing activities increased by $123.4 million to $292.2 million for the year ended December 31, 2014, compared to $168.8 million for the year ended December 31, 2013. The increase was primarily due to higher net cash outflow for the acquisitions which was $69.9 million greater in 2014 and higher cash paid for capital expenditures primarily related to redevelopment of our Dallas-Fort Worth, Atlanta-Metro and Richmond data centers of $53.5 million. These expenditures include capitalized soft costs such as interest, payroll and other costs to redevelop properties, which were, in the aggregate, $17.1 million and $12.6 million for the years ended December 31, 2014 and 2013, respectively.

Cash flow provided by financing activities was $224.0 million for the year ended December 31, 2014, compared to $105.7 million for the year ended December 31, 2013. The increase was primarily due to higher net borrowings in 2014 of $435.1 million under our unsecured credit facility and newly issued Senior Notes in order to redevelop and acquire our data centers, partially offset by payment of cash dividends to common stockholders of $32.2 million in 2014 and an increase in distributions to the unit holders of the Operating Partnership of $1.4 million in 2014. In addition, we received $278.9 million in net equity proceeds in conjunction with our IPO in October 2013, which also offset the increase in cash provided by financing activities in 2014.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our predecessor’s historical financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 of our audited financial statements included elsewhere in this Form 10-K. We describe below accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of December 31, 2014.

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

Distribution Policy

To satisfy the requirements to qualify as a REIT, and to avoid paying tax on our income, QTS intends to continue to make regular quarterly distributions of all, or substantially all, of its REIT taxable income (excluding net capital gains) to its stockholders.

All distributions will be made at the discretion of our board of directors and will depend on our historical and projected results of operations, liquidity and financial condition, QTS’ REIT qualification, our debt service requirements, operating expenses and capital expenditures, prohibitions and other restrictions under financing arrangements and applicable law and other factors as our board of directors may deem relevant from time to time. We anticipate that our estimated cash available for distribution will exceed the annual distribution requirements applicable to REITs and the amount necessary to avoid the payment of tax on undistributed income. However, under some circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet these distribution requirements and we may need to borrow funds to make certain distributions. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

The Operating Partnership also includes certain partners that are subject to a taxable income allocation, however, not entitled to receive recurring distributions. As such, no distributions were made to these partners for the years ended December 31, 2014, 2013 and 2012. The partnership agreement does stipulate however, to the extent that taxable income is allocated to these partners that the partnership will make a distribution to these partners equal to the lesser of the actual per unit distributions made to Class A partners or an estimated amount to cover federal, state and local taxes on the allocated taxable income. As such, a distribution of approximately $200,000 was made to Class O LTIP holders during the second quarter of 2014.

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

As of December 31, 2014, we had outstanding $309.8 million of consolidated indebtedness that bore interest at variable rates. An interest rate cap of $50 million was in place as of December 31, 2014 with a capped LIBOR rate of 3% through December 18, 2015.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. LIBOR rates are not currently within 1% of our interest rate caps, therefore a 1% increase in interest rates would increase the interest expense on the $309.8 million of variable indebtedness outstanding as of December 31, 2014 by approximately $3.1 million annually. Conversely, a decrease in the LIBOR rate to 0% would decrease the interest expense on this $309.8 million of variable indebtedness outstanding by approximately $0.5 million annually based on the one month LIBOR rate of approximately 0.2% as of December 31, 2014.

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

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended December 31, 2014, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992 Framework). Based on our assessment we have concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm because we are an “emerging growth company” as defined in the JOBS Act and are therefore not currently required to comply with the auditor attestation requirements related to internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors is incorporated herein by reference from the section entitled “Proposal One: Election of Directors—Nominees for Election as Directors” in the Company’s definitive Proxy Statement (“2015 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company’s Annual Meeting of Stockholders to be held on May 4, 2015. The 2015 Proxy Statement will be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2014.

The information regarding executive officers is incorporated herein by reference from the section entitled “Executive Officers” in the Company’s 2015 Proxy Statement.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2015 Proxy Statement.

The information regarding the Company’s code of business conduct and ethics is incorporated herein by reference from the sections entitled “Corporate Governance and Board Matters—Code of Business Conduct and Ethics” in the Company’s 2015 Proxy Statement.

The information regarding the Company’s audit committee, its members and the audit committee financial experts is incorporated by reference herein from the second paragraph in the section entitled “Corporate Governance and Board Matters—Committees of the Board—Audit Committee” in the Company’s 2015 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information included under the following captions in the Company’s 2015 Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers,” “Corporate Governance and Board Matters—Compensation of Directors” and “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Executive Officers—Equity Compensation Plan Information” in the Company’s 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons and director independence is incorporated herein by reference from the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Matters—Corporate Governance Profile” in the Company’s 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal auditor fees and services and the audit committee’s pre-approval policies are incorporated herein by reference from the sections entitled “Proposal Three: Ratification of the Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Proposal Three: Ratification of the Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in the Company’s 2015 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a list of documents filed as a part of this report:

(1)	Financial Statements

Included herein at pages F-1 through F-31.

(2)	Financial Statement Schedules

The following financial statement schedules are included herein at pages F-32 through F-34:

Schedule II—Valuation and Qualifying Accounts

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: February 23, 2015	/s/ Chad L. Williams

Chad L. Williams

Chairman and Chief Executive Officer

DATE: February 23, 2015	/s/ William H. Schafer

William H. Schafer

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

DATE: February 23, 2015	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: February 23, 2015	/s/ John W. Barter
John W. Barter
Director

DATE: February 23, 2015	/s/ William O. Grabe
William O. Grabe
Director

DATE: February 23, 2015	/s/ Catherine R. Kinney
Catherine R. Kinney
Director

DATE: February 23, 2015	/s/ Peter A. Marino
Peter A. Marino
Director

DATE: February 23, 2015	/s/ Scott D. Miller
Scott D. Miller
Director

DATE: February 23, 2015	/s/ Philip P. Trahanas
Philip P. Trahanas
Director

DATE: February 23, 2015	/s/ Stephen E. Westhead
Stephen E. Westhead
Director

Exhibit Number	Exhibit Description

2.1	Merger Agreement dated September 19, 2013 by and among QTS Realty Trust, Inc., General Atlantic REIT, Inc. and GA QTS Interholdco, LLC (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

3.1	Articles of Amendment and Restatement of QTS Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

3.2	Amended and Restated Bylaws of QTS Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

4.1	Form of Specimen Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

4.2	Indenture, dated July 23, 2014, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., certain subsidiaries of QualityTech, LP and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2014)

4.3	Supplemental Indenture, dated as of December 22, 2014, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of July 23, 2014, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee

4.4	Registration Rights Agreement, dated July 23, 2014, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., certain subsidiaries of QualityTech, LP and Deutche Bank Securities Inc., KeyBanc Capital Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of the initial purchasers (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on July 25, 2014)

10.1	Fifth Amended and Restated Agreement of Limited Partnership of QualityTech, LP dated October 15, 2013 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

10.2	Contribution Agreement dated as of September 19, 2013 by and between QualityTech, LP and Chad L. Williams (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.3

Class B Stock Purchase Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Quality Technology Group, LLC (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.4	Employment Agreement dated as of August 15, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and Chad L. Williams† (Incorporate by reference to Exhibit 10.4 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.5	Amended and Restated Employment Agreement dated as of August 14, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and William H. Schafer† (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.6	Employment Agreement dated as of June 15, 2012 by and among QualityTech GP, LLC, QualityTech, LP and James H. Reinhart† (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.7	Amendment No. 1 to Employment Agreement dated as of August 14, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and James H. Reinhart† (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.8	Employment Agreement dated as of June 29, 2012 by and among QualityTech GP, LLC, QualityTech, LP and Daniel T. Bennewitz† (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.9	Amendment No. 1 to Employment Agreement dated as of August 14, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and Daniel T. Bennewitz† (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.10	Employment Agreement dated as of August 1, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and Jeffrey H. Berson† (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.11	Amendment No. 1 to Employment Agreement dated as of August 14, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and Jeffrey H. Berson† (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.12	Employment Agreement dated as of August 14, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and Shirley E. Goza† (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.13	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Chad L. Williams† (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.14	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and William H. Schafer† (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.15	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and James H. Reinhart† (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.16	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Daniel T. Bennewitz† (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.17	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Jeffrey H. Berson† (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.18	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Shirley E. Goza† (Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.19	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and John W. Barter† (Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.20	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and William O. Grabe† (Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.21	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Catherine R. Kinney† (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.22	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Peter A. Marino† (Incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.23	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Scott D. Miller† (Incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.24	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Philip P. Trahanas† (Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.25	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Stephen E. Westhead† (Incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.26	Non-Competition Agreement dated as of June 29, 2012 by and among Quality Technology Services, LLC and James H. Reinhart† (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.27	Non-Competition Agreement dated as of June 29, 2012 by and among Quality Technology Services, LLC and Daniel T. Bennewitz† (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.28	Registration Rights Agreement dated October 15, 2013 by and among QTS Realty Trust, Inc. and the parties listed on Schedule I thereto (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

10.29	Amended and Restated Registration Rights Agreement dated October 15, 2013 by and among QTS Realty Trust, Inc., QualityTech GP, LLC and GA QTS Interholdco, LLC (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

10.30	Amended and Restated Registration Rights Agreement dated October 15, 2013 by and among QTS Realty Trust, Inc., QualityTech GP, LLC, Chad L. Williams and certain entities owned or controlled by Chad L. Williams (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

10.31	Tax Protection Agreement dated as of October 15, 2013 by and among QTS Realty Trust, Inc., QualityTech, LP and the signatories party thereto (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

10.32	QualityTech, LP 2010 Equity Incentive Plan† (Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.33	Amendment No. 1 to Qualitytech, LP 2010 Equity Incentive Plan† (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.34	Form of Class O Unit Award Agreement (Time-Based Vesting) under QualityTech, LP 2010 Equity Incentive Plan† (Incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.35	Form of Class O Unit Award Agreement (Performance-Based Vesting) under QualityTech, LP 2010 Equity Incentive Plan† (Incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.36	Form of Class O Unit Award Agreement under QualityTech, LP 2010 Equity Incentive Plan† (Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.37	Form of Class RS Unit Award Agreement (Time-Based Vesting) under QualityTech, LP 2010 Equity Incentive Plan† (Incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.38	Form of Class RS Unit Award Agreement (Performance-Based Vesting) under QualityTech, LP 2010 Equity Incentive Plan† (Incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.39	QTS Realty Trust, Inc. 2013 Equity Incentive Plan† (Incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.40	Amendment No. 1 to QTS Realty Trust, Inc. 2013 Equity Incentive Plan†

10.41	Form of Restricted Shares Agreement under QTS Realty Trust, Inc. 2013 Equity Incentive Plan† (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 6, 2013)

10.42	Form of Non-Qualified Option Agreement under QTS Realty Trust, Inc. 2013 Equity Incentive Plan† (Incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.43	Third Amended and Restated Credit Agreement dated as of December 17, 2014 by and among QualityTech, LP, as borrower, KeyBank National Association, as agent, the Lenders party thereto, Bank of America, N.A., as co-syndication agent, Deutsche Bank AG New York Branch, as co-syndication agent, Regions Bank, as co-syndication agent, and KeyBanc Capital Markets, Inc., as sole lead arranger and sole book manager (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 22, 2014)

10.44	First Amended and Restated Unconditional Guaranty of Payment and Performance dated as of December 17, 2014 by QTS Realty Trust, Inc. (to KeyBank National Association) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 22, 2014)

10.45	Credit Agreement dated December 21, 2012 by and among Quality Investment Properties Richmond, LLC, as a borrower, Quality Technology Services Richmond II, LLC, as a Guarantor, QualityTech, LP, as a guarantor, the Lenders party thereto, Regions Bank, as administrative agent, Bank of America, N.A., as syndication agent, and Regions Capital Markets and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint book managers (Incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.46	First Amendment to Credit Agreement, dated May 1, 2013, by and among Quality Investment Properties Richmond, LLC, Quality Technology Services Richmond II, LLC, QualityTech, LP, the Lenders party thereto, and Regions Bank, as administrative agent (Incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.47	Second Amendment to Credit Agreement, dated as of September 25, 2013, by and among Quality Investment Properties Richmond, LLC, Quality Technology Services Richmond II, LLC, QualityTech, LP, the Lenders party thereto, and Regions Bank, as administrative agent (Incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-11/A filed with the SEC on October 1, 2013)

10.48	Third Amendment to Credit Agreement dated as of June 30, 2014 by and among QTS Realty Trust, Inc., Quality Investment Properties Richmond, LLC, Quality Technology Services Richmond II, LLC, QualityTech, LP and Regions Bank (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 3, 2014)

10.49	Fourth Amendment to Credit Agreement dated as of December 17, 2014 by and among QTS Realty Trust, Inc., Quality Investment Properties Richmond, LLC, Quality Technology Services Richmond II, LLC, QualityTech, LP, each of the Lenders party thereto, and Regions Bank, as administrative agent (Incorporated by reference to Exhibit 10.3 to QTS Realty Trust, Inc.’s Current Report on Form 8-K filed with the SEC on December 17, 2014)

10.50	Limited Joinder Agreement dated as of October 15, 2013 by and between QTS Realty Trust, Inc. and Regions Bank (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

10.51	Unconditional Guaranty of Payment and Performance dated October 15, 2013 by QTS Realty Trust, Inc. (to Regions Bank) (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

10.52	First Amendment to Unconditional Guaranty of Payment and Performance dated June 30, 2014 by QTS Realty Trust, Inc. (to Regions Bank) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 3, 2014)

10.53	Ground Lease, dated October 2, 1997, by and between Mission-West Valley Land Corporation, as landlord, and Nexus Properties, Inc., Kinetic Systems, Inc., Digital Square, Inc., R. Darrell Gary, Michael J. Reidy and Michael J. Reidy as trustee of the Ronald Bonaguidi irrevocable trust, together as tenants (Incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.54	First Amendment to Ground Lease, dated April 29, 1998, by and between Mission-West Valley Land Corporation, as landlord, and Nexus Properties, Inc., Kinetic Systems, Inc., R. Darrell Gary, Michael J. Reidy and Michael J. Reidy as trustee of the Ronald Bonaguidi irrevocable trust, together as tenants (Incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.55	Second Amendment to Ground Lease, dated September 24, 2009, by and between Mission-West Valley Land Corporation, as landlord, and Quality Investment Properties Santa Clara, LLC, Chad L. Williams (Incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.56	Third Amendment to Ground Lease, dated November 17, 2011, by and between Mission-West Valley Land Corporation, as landlord, and Quality Investment Properties Santa Clara, LLC, Chad L. Williams (Incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.57	Lease Agreement, dated January 1, 2009, by and between Quality Investment Properties-Williams Center, L.L.C. and Quality Technology Services Lenexa, LLC (Incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.58	First Amendment to Lease, dated March 1, 2013, by and between Quality Investment Properties-Williams Center, L.L.C. and Quality Technology Services Lenexa, LLC (Incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.59	Second Amendment to Lease, dated December 1, 2013, by and between Quality Investment Properties-Williams Center, L.L.C. and Quality Technology Services Lenexa, LLC (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2014)

10.60	Third Amendment to Lease, dated May 1, 2014, by and between Quality Investment Properties-Williams Center, L.L.C. and Quality Technology Services Lenexa, LLC (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2014)

10.61	Contract of Sale by and between Quality Investment Properties East Windsor, LLC and McGraw Hill Financial, Inc. dated as of June 30, 2014 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 3, 2014)

21.1	List of Subsidiaries of QTS Realty Trust, Inc.

23.1	Consent of Ernst & Young, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from QTS Realty Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheet of QTS Realty Trust, Inc., (ii) notes to the financial statement of QTS Realty Trust, Inc., (iii) consolidated statements of operations and comprehensive income (loss) of QTS Realty Trust, Inc, (iv) consolidated statement of changes in partners’ (deficit) capital of QTS Realty Trust, Inc, (v) consolidated statements of cash flows of QTS Realty Trust, Inc, and (vi) the notes to the consolidated financial statements of QTS Realty Trust, Inc.

†	Denotes a management contract or compensatory plan, contract or arrangement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of QTS Realty Trust, Inc. and QualityTech, LP

Page

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Financial Statements of QTS Realty Trust, Inc.:

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2014, and the period from October 15, 2013 through December 31, 2013, and the period from January 1, 2013 through October 14, 2013, and the year ended December 31, 2012	F-5

Consolidated Statements of Equity for the year ended December 31, 2014, and the period from October 15, 2013 through December 31, 2013, and the period from January 1, 2013 through October 14, 2013, and the year ended December 31, 2012	F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2014, and the period from October 15, 2013 through December 31, 2013, and the period from January 1, 2013 through October 15, 2013, and the year ended December 31, 2012	F-7

Consolidated Financial Statements of QualityTech, LP:

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-8

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012	F-9

Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012	F-10

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	F-11

Notes to QTS Realty Trust, Inc. and QualityTech, LP Consolidated Financial Statements	F-12

Supplemental Schedule—Schedule III—Real Estate and Accumulated Depreciation	F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of QTS Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of QTS Realty Trust, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2014 and for the period from May 17, 2013 to December 31, 2013 of QTS Realty Trust, Inc. and subsidiaries and the related consolidated statements of comprehensive income (loss), partners’ capital, and cash flows for the period from January 1, 2013 to October 14, 2013 and for the year ended December 31, 2012 of Quality Tech, LP (as predecessor). Our audits also included the financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of QTS Realty Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the year ended December 31, 2014 and for the period from May 17, 2013 through December 31, 2013 of QTS Realty Trust, Inc. and the consolidated results of their operations and their cash flows for the period from January 1, 2013 through October 14, 2013 and the year ended December 31, 2012 of QualityTech, LP (as predecessor), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ Ernst and Young, LLP

Kansas City, MO

February 23, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of QTS Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of QualityTech, LP and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of QualityTech, LP and subsidiaries as of December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst and Young, LLP

Kansas City, MO

February 23, 2015

QTS REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands except share data)

	December 31, 2014	December 31, 2013
ASSETS
Real Estate Assets
Land	$48,577	$30,601
Buildings and improvements	914,286	728,230
Less: Accumulated depreciation	(180,167)	(137,725)
	782,696	621,106
Construction in progress	214,719	146,904
Real Estate Assets, net	997,415	768,010
Cash and cash equivalents	10,788	5,210
Rents and other receivables, net	15,579	14,434
Acquired intangibles, net	18,000	5,396
Deferred costs, net	37,058	19,150
Prepaid expenses	3,079	1,797
Other assets, net	24,640	17,359
TOTAL ASSETS	$1,106,559	$831,356

LIABILITIES
Mortgage notes payable	$86,600	$88,839
Unsecured credit facility	239,838	256,500
Senior notes	297,729	-
Capital lease obligations	13,062	2,538
Accounts payable and accrued liabilities	64,607	63,204
Dividends payable	10,705	8,965
Advance rents, security deposits and other liabilities	3,302	3,261
Deferred income	10,531	7,892
Derivative liability	-	453
TOTAL LIABILITIES	726,374	431,652
EQUITY
Common stock, $0.01 par value, 450,133,000 shares authorized, 29,408,138 and 28,972,774 shares issued and outstanding as of December 31, 2014 and 2013, respectively	294	289
Additional paid-in capital	324,917	318,834
Accumulated other comprehensive loss	-	(357)
Accumulated dividends in excess of earnings	(22,503)	(3,799)
Total stockholders’ equity	302,708	314,967
Noncontrolling interests	77,477	84,737
TOTAL EQUITY	380,185	399,704
TOTAL LIABILITIES AND EQUITY	$1,106,559	$831,356

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share data)

	The Company		Historical Predecessor
		For the period	For the period
		October 15, 2013	January 1, 2013
	Year Ended	through	through	Year Ended
	December 31,	December 31,	October 14,	December 31,
	2014	2013	2013	2012
Revenues:
Rental	$175,649	$33,304	$112,002	$120,758
Recoveries from customers	19,194	2,674	10,424	9,294
Cloud and managed services	20,231	4,074	13,457	14,497
Other	2,715	410	1,542	1,210
Total revenues	217,789	40,462	137,425	145,759
Operating Expenses:
Property operating costs	71,518	13,482	47,268	51,506
Real estate taxes and insurance	5,116	1,016	3,476	3,632
Depreciation and amortization	58,282	11,238	36,120	34,932
General and administrative	45,283	8,457	30,726	35,986
Restructuring	1,298	-	-	3,291
Transaction costs	1,018	66	52	897
Total operating expenses	182,515	34,259	117,642	130,244
Operating income	35,274	6,203	19,783	15,515

Other income and expenses:
Interest income	8	1	17	61
Interest expense	(15,308)	(2,049)	(16,675)	(25,140)
Other (expense) income, net	(871)	(153)	(3,277)	(1,151)
Income (loss) before gain on sale of real estate	19,103	4,002	(152)	(10,715)
Gain on sale of real estate	-	-	-	948
Net income (loss)	19,103	4,002	(152)	(9,767)
Net income attributable to noncontrolling interests	(4,031)	(848)	-	-
Net income (loss) attributable to QTS Realty Trust, Inc	15,072	3,154	(152)	(9,767)
Unrealized gain (loss) on swap	-	74	220	(766)
Comprehensive income (loss)	$15,072	$3,228	$68	$(10,533)

Net income per share attributable to common shares:
Basic	$0.52	$0.11	N/A	N/A
Diluted	0.51	0.11	N/A	N/A

Weighted average common shares outstanding:
Basic	29,054,576	28,972,774	N/A	N/A
Diluted	37,133,584	36,794,215	N/A	N/A

 See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

						Accumulated	Accumulated	Total
	Partnership	Partners'	Common stock		Additional	other comprehensive	dividends in	stockholders'	Noncontrolling
	units	Capital	Shares	Amount	paid-in capital	income (loss)	excess of earnings	equity	interest	Total
Balance January 1, 2012	16,050	$39,865	-	$-	$-	$-	$-	$-	$-	$39,865
Equity-based compensation expense	-	412	-	-	-	-	-	-	-	412
Issuance of RS LTIP Units	150	-	-	-	-	-	-	-	-	-
Equity investment in Class D units, net of costs	3,680	91,935	-	-	-	-	-	-	-	91,935
PIK settlement	2,294	-	-	-	-	-	-	-	-	-
Other comprehensive loss	-	(766)	-	-	-	-	-	-	-	(766)
Net loss	-	(9,767)	-	-	-	-	-	-	-	(9,767)
Balance December 31, 2012	22,174	$121,679	-	$-	$-	$-	$-	$-	$-	$121,679

Equity-based compensation expense, net of equity awards repurchased	-	1,369	-	-	-	-	-	-	-	1,369
Member advances exchanged for LP units	400	10,000	-	-	-	-	-	-	-	10,000
Partnership distributions	-	(7,633)	-	-	-	-	-	-	-	(7,633)
Other comprehensive loss	-	220	-	-	-	-	-	-	-	220
Net loss	-	(152)	-	-	-	-	-	-	-	(152)
Balance October 14, 2013	22,574	$125,483	-	$-	$-	$-	$-	$125,483	$-	$125,483

Reclassify partners' capital	(22,574)	(125,483)	14,776	148	39,338	-	-	(85,997)	85,997	-
Net proceeds from IPO	-	-	14,197	141	278,918	-	-	279,059	-	279,059
Equity-based compensation expense	-	-	-	-	578	-	-	578	-	578
Other comprehensive loss	-	-	-	-	-	(357)	-	(357)	(96)	(453)
Dividend to shareholders	-	-	-	-	-	-	(6,953)	(6,953)	-	(6,953)
Distribution to noncontrolling interest	-	-	-	-	-	-	-	-	(2,012)	(2,012)
Net income	-	-	-	-	-	-	3,154	3,154	848	4,002
Balance December 31, 2013	-	$-	28,973	$289	$318,834	$(357)	$(3,799)	$314,967	$84,737	$399,704

Issuance of shares through equity award plan	-	-	165	5	(5)	-	-	-	-	-
Reclassification of noncontrolling interest to APIC upon conversion of partnership units to common stock	-	-	270	-	2,811	-	-	2,811	(2,811)	-
Equity-based compensation expense	-	-	-	-	3,277	-	-	3,277	876	4,153
Other comprehensive gain	-	-	-	-	-	357	-	357	96	453
Dividend to shareholders	-	-	-	-	-	-	(33,776)	(33,776)	-	(33,776)
Distribution to noncontrolling interests	-	-	-	-	-	-	-	-	(9,452)	(9,452)
Net income	-	-	-	-	-	-	15,072	15,072	4,031	19,103
Balance December 31, 2014	-	$-	29,408	$294	$324,917	$-	$(22,503)	$302,708	$77,477	$380,185

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(in thousands)

	The Company		Historical Predecessor
		For the period	For the period
		October 15, 2013	January 1, 2013
	Year Ended	through	through	Year Ended
	December 31,	December 31,	October 14,	December 31,
	2014	2013	2013	2012
Cash flow from operating activities:
Net income (loss)	$19,103	$4,002	$(152)	$(9,767)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	55,327	10,636	34,624	33,688
Amortization of deferred loan costs	2,673	496	2,281	3,384
Amortization of bond discount	98	-	-	-
Equity-based compensation expense	4,153	578	1,382	412
Bad debt expense	600	371	174	(192)
Write off of deferred loan costs	870	153	2,031	1,434
Change in fair value of derivative	-	-	-	(307)
Gain on sale/disposal of property	-	-	-	(948)
Changes in operating assets and liabilities
Rents and other receivables, net	(1,745)	(2,419)	(617)	(406)
Accrued interest on member advances	-	-	-	2,332
Prepaid expenses	(1,266)	678	(1,464)	58
Restricted cash	-	-	146	1,294
Other assets	(73)	(463)	486	(783)
Accounts payable and accrued liabilities	(8,663)	15,061	(9,234)	5,322
Advance rents, security deposits and other liabilities	41	6	244	(1,586)
Deferred income	2,639	536	610	1,163
Net cash provided by operating activities	73,757	29,635	30,511	35,098

Cash flow from investing activities:
Proceeds from sale of property	-	-	-	1,549
Acquisition of real estate	(91,064)	-	(21,174)	(63,250)
Additions to property and equipment	(201,145)	(47,963)	(99,701)	(133,226)
Net cash used in investing activities	(292,209)	(47,963)	(120,875)	(194,927)

Cash flow from financing activities:
Credit facility proceeds	270,500	14,500	563,500	180,000
Debt proceeds	-	-	-	120,000
Senior Notes proceeds	297,633	-	-	-
Debt repayment	(290,000)	(278,000)	(456,994)	(216,637)
Payment of swap liability	-	-	-	(4,070)
Payment of deferred financing costs	(9,864)	(990)	(4,483)	(6,243)
Payment of cash dividend	(32,198)	-	-	-
Distribution to noncontrolling interest	(9,049)	-	-	-
Partnership distributions	-	-	(7,633)	-
Repurchase of equity awards	-	-	(13)	-
Principal payments on capital lease obligation	(753)	(180)	(496)	(790)
Scheduled mortgage principal debt repayments	(2,239)	(359)	(2,057)	(3,476)
Equity proceeds, net of costs	-	280,841	(1,966)	91,935

Net cash provided by financing activities	224,030	15,812	89,858	160,719

Net increase (decrease) in cash and cash equivalents	5,578	(2,516)	(506)	890
Cash and cash equivalents, beginning of period	5,210	7,726	8,232	7,342
Cash and cash equivalents, end of period	$10,788	5,210	7,726	$8,232

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$4,950	1,995	15,974	$21,291
Noncash investing and financing activities:
Accrued capital additions	$49,589	39,801	20,939	$18,789
Accrued deferred financing costs	$2,858	-	990	$-
Accrued equity issuance costs	$-	364	257	$-
Member advances exchanged for LP units	$-	-	10,000	$-

See accompanying notes to financial statements.

QUALITYTECH, LP

CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands except share data)

	December 31, 2014	December 31, 2013
ASSETS
Real Estate Assets
Land	$48,577	$30,601
Buildings and improvements	914,286	728,230
Less: Accumulated depreciation	(180,167)	(137,725)
	782,696	621,106
Construction in progress	214,719	146,904
Real Estate Assets, net	997,415	768,010
Cash and cash equivalents	10,788	5,210
Rents and other receivables, net	15,579	14,434
Acquired intangibles, net	18,000	5,396
Deferred costs, net	37,058	19,150
Prepaid expenses	3,079	1,797
Other assets, net	24,640	17,359
TOTAL ASSETS	$1,106,559	$831,356

LIABILITIES
Mortgage notes payable	$86,600	$88,839
Unsecured credit facility	239,838	256,500
Senior notes	297,729	-
Capital lease obligations	13,062	2,538
Accounts payable and accrued liabilities	64,607	63,204
Dividends payable	10,705	8,965
Advance rents, security deposits and other liabilities	3,302	3,261
Deferred income	10,531	7,892
Derivative liability	-	453
TOTAL LIABILITIES	726,374	431,652
PARTNERS' CAPITAL
Partners' capital	380,185	399,704
TOTAL LIABILITIES AND EQUITY	$1,106,559	$831,356

See accompanying notes to financial statements.

QUALITYTECH, LP

CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental	$175,649	$145,306	$120,758
Recoveries from customers	19,194	13,098	9,294
Cloud and managed services	20,231	17,531	14,497
Other	2,715	1,952	1,210
Total revenues	217,789	177,887	145,759
Operating Expenses:
Property operating costs	71,518	60,750	51,506
Real estate taxes and insurance	5,116	4,492	3,632
Depreciation and amortization	58,282	47,358	34,932
General and administrative	45,283	39,183	35,986
Restructuring	1,298	-	3,291
Transaction costs	1,018	118	897
Total operating expenses	182,515	151,901	130,244
Operating income	35,274	25,986	15,515

Other income and expenses:
Interest income	8	18	61
Interest expense	(15,308)	(18,724)	(25,140)
Other (expense) income, net	(871)	(3,430)	(1,151)
Income (loss) before gain on sale of real estate	19,103	3,850	(10,715)
Gain on sale of real estate	-	-	948
Net income (loss)	19,103	3,850	(9,767)
Unrealized gain (loss) on swap	-	294	(766)
Comprehensive income (loss)	$19,103	$4,144	$(10,533)

See accompanying notes to financial statements.

 QUALITYTECH, LP

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)

	Limited Partners' Capital		General Partner's Capital
	Units	Amount	Units	Amount	Total
Balance January 1, 2012	16,049	$39,864	1	$1	$39,865
Equity-based compensation expense	-	412	-	-	412
Issuance of RS LTIP Units	150	-	-	-	-
Equity investment in Class D units, net of costs	3,680	91,935	-	-	91,935
PIK settlement	2,294	-	-	-	-
Other comprehensive loss	-	(766)	-	-	(766)
Net loss	-	(9,766)	-	(1)	(9,767)
Balance December 31, 2012	22,173	$121,679	1	$-	$121,679

Equity-based compensation expense, net of equity awards repurchased	-	1,947	-	-	1,947
Member advances exchanged for LP units	400	10,000	-	-	10,000
Partnership distributions	-	(9,645)	-	-	(9,645)
Dividend to QTS Realty Trust, Inc. shareholders	-	(6,953)	-	-	(6,953)
Net proceeds from IPO of QTS Realty Trust, Inc.	14,197	279,059	-	-	279,059
Other comprehensive loss	-	(233)	-	-	(233)
Net income	-	3,850	-	-	3,850
Balance December 31, 2013	36,770	$399,704	1	$-	$399,704

Issuance of shares through equity award plan	165	-	-	-	-
Equity-based compensation expense	-	4,153	-	-	4,153
Other comprehensive gain	-	453	-	-	453
Dividend to QTS Realty Trust, Inc. shareholders	-	(33,776)	-	-	(33,776)
Partnership distributions	-	(9,452)	-	-	(9,452)
Net income	-	19,103	-	-	19,103
Balance December 31, 2014	36,935	$380,185	1	$-	$380,185

See accompanying notes to financial statements.

QUALITYTECH, LP

CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flow from operating activities:
Net income (loss)	$19,103	$3,850	$(9,767)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	55,327	45,260	33,688
Amortization of deferred loan costs	2,673	2,777	3,384
Amortization of bond discount	98	-	-
Equity-based compensation expense	4,153	1,960	412
Bad debt expense	600	545	(192)
Write off of deferred loan costs	870	2,184	1,434
Change in fair value of derivative	-	-	(307)
Gain on sale/disposal of property	-	-	(948)
Changes in operating assets and liabilities	-	-	-
Rents and other receivables, net	(1,745)	(3,036)	(406)
Accrued interest on member advances	-	-	2,332
Prepaid expenses	(1,266)	(786)	58
Restricted cash	-	146	1,294
Other assets	(73)	23	(783)
Accounts payable and accrued liabilities	(8,663)	5,827	5,322
Advance rents, security deposits and other liabilities	41	250	(1,586)
Deferred income	2,639	1,146	1,163
Net cash provided by operating activities	73,757	60,146	35,098

Cash flow from investing activities:
Proceeds from sale of property	-	-	1,549
Acquisition of real estate	(91,064)	(21,174)	(63,250)
Additions to property and equipment	(201,145)	(147,664)	(133,226)
Net cash used in investing activities	(292,209)	(168,838)	(194,927)

Cash flow from financing activities:
Credit facility proceeds	270,500	578,000	180,000
Debt proceeds	-	-	120,000
Senior Notes proceeds	297,633	-	-
Debt repayment	(290,000)	(734,994)	(216,637)
Payment of swap liability	-	-	(4,070)
Payment of deferred financing costs	(9,864)	(5,473)	(6,243)
Payment of cash dividend	(32,198)	-	-
Partnership distributions	(9,049)	(7,633)	-
Repurchase of equity awards	-	(13)	-
Principal payments on capital lease obligation	(753)	(676)	(790)
Scheduled mortgage principal debt repayments	(2,239)	(2,416)	(3,476)
Equity proceeds, net of costs	-	278,875	91,935

Net cash provided by financing activities	224,030	105,670	160,719

Net increase (decrease) in cash and cash equivalents	5,578	(3,022)	890
Cash and cash equivalents, beginning of period	5,210	8,232	7,342
Cash and cash equivalents, end of period	$10,788	5,210	$8,232

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$4,950	17,969	$21,291
Noncash investing and financing activities:
Accrued capital additions	$49,589	60,740	$18,789
Accrued deferred financing costs	$2,858	990	$-
Accrued equity issuance costs	$-	621	$-
Member advances exchanged for LP units	$-	10,000	$-

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

QUALITYTECH, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

QTS Realty Trust, Inc. (“QTS”) through its controlling interest in QualityTech, LP (the “Operating Partnership” and collectively with QTS and their subsidiaries, the “Company”) and the subsidiaries of the Operating Partnership, is engaged in the business of owning, acquiring, redeveloping and managing multi-tenant data centers. The Company’s portfolio consists of 12 properties with data centers located throughout the continental United States.

QTS was formed as a Maryland corporation on May 17, 2013. On October 15, 2013, QTS completed its initial public offering of 14,087,500 shares of Class A common stock, $0.01 par value per share (the “IPO”), including shares issued pursuant to the underwriters’ option to purchase additional shares, which was exercised in full, and received net proceeds of approximately $279 million. QTS elected to be taxed as a real estate investment trust (“REIT”), for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2013. As a REIT, QTS generally is not required to pay federal corporate income taxes on its taxable income to the extent it is currently distributed to its stockholders.

Prior to the IPO, QTS had no assets other than cash and deferred offering costs, and had not had any operations other than the issuance of 1,000 shares of common stock to Chad L. Williams in connection with its initial capitalization. The Operating Partnership is a Delaware limited partnership formed on August 5, 2009 and is QTS’ historical predecessor.

Concurrently with the completion of the IPO, the Company consummated a series of transactions, including the merger of General Atlantic REIT, Inc. with the Company, pursuant to which it became the sole general partner and majority owner of QualityTech, LP, the Operating Partnership. QTS contributed the net proceeds received from the IPO to the Operating Partnership in exchange for partnership units therein. As of December 31, 2014, QTS owned approximately 79.6% of the interests in the Operating Partnership. Substantially all of QTS’ assets are held by, and QTS’ operations are conducted through, the Operating Partnership. QTS’ interest in the Operating Partnership entitles QTS to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to QTS’ percentage ownership. As the sole general partner of the Operating Partnership, QTS generally has the exclusive power under the partnership agreement of the Operating Partnership to manage and conduct the Operating Partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners. QTS’ board of directors manages the Company’s business and affairs.

2. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The accompanying financial statements are presented for both QTS Realty Trust, Inc. and QualityTech, LP. References to “QTS” mean QTS Realty Trust, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” mean QualityTech, LP and its controlled subsidiaries.

Management operates QTS and the Operating Partnership as one business. The management of QTS consists of the same employees as the management of the Operating Partnership. QTS is the sole general partner of the Operating Partnership, and its only material asset consisted of its ownership interest in the Operating Partnership. QTS does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. QTS has not issued or guaranteed any indebtedness. Except for net proceeds from public equity issuances by QTS, which are contributed to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership, the Operating Partnership generates all remaining capital required by our business through its operations, the direct or indirect incurrence of indebtedness, and the issuance of partnership units. Therefore, as general partner with control of the Operating Partnership, QTS consolidates the Operating Partnership for financial reporting purposes.

The Company believes, therefore, that providing one set of notes for the financial statements of QTS and the Operating Partnership provides the following benefits:

•	enhances investors’ understanding of QTS and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both QTS and the Operating Partnership; and
•	creates time and cost efficiencies through the preparation of one set of notes instead of two separate sets of notes.

In addition, in light of these combined notes, the Company believes it is important for investors to understand the few differences between QTS and the Operating Partnership in the context of how QTS and the Operating Partnership operate as a consolidated company. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated balance sheets of QTS and those of the Operating Partnership. The Operating Partnership’s capital includes general and limited common units that are owned by QTS and the other partners. QTS' stockholders’ equity includes common stock, additional paid in capital, accumulated other comprehensive income (loss) and accumulated dividends in excess of earnings. The remaining equity is the portion of net assets that are retained by partners other than QTS, referred to as noncontrolling interests. The primary difference in QTS' Statements of Operations and Comprehensive Income (Loss) is that for net income (loss), QTS retains its proportionate share of the net income (loss) based on its ownership of the Operating Partnership, with the remaining balance being retained by the Operating Partnership. These combined notes refer to actions or holdings as being actions or holdings of “the Company.” Although the Operating Partnership is generally the entity that enters into contracts, holds assets and issues debt, management believes that these general references to “the Company” in this context is appropriate because the business is one enterprise operated through the Operating Partnership.

As discussed above, QTS owns no operating assets and has no operations independent of the Operating Partnership and its subsidiaries. Obligations under the 5.875% Senior Notes due 2022 and the unsecured credit facility, both discussed in Note 5, are fully, unconditionally, and jointly and severally guaranteed by the Operating Partnership’s existing subsidiaries, other than QTS Finance Corporation, the co-issuer of the 5.875% Senior Notes due 2022. As such, condensed consolidating financial information for the guarantors is not being presented in the notes to the condensed consolidated financial statements. However, the indenture governing the 5.875% Senior Notes due 2022 restricts the ability of the Operating Partnership to make distributions to QTS, subject to certain exceptions, including distributions required in order for QTS to maintain its status as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

The consolidated financial statements of QTS Realty Trust, Inc. for the period from October 15, 2013 through December 31, 2014 include the accounts of QTS Realty Trust, Inc. and its majority owned subsidiaries. This includes the operating results of the Operating Partnership for the period from October 15, 2013 through December 31, 2013. While the Company was formed on May 17, 2013, the Company had no independent operations prior to October 15, 2013. The historical predecessor financial statements for the periods ended October 14, 2013 and December 31, 2012 include the accounts of QualityTech, LP and its majority owned subsidiaries.

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

Principles of Consolidation – The consolidated financial statements of QTS Realty Trust, Inc. include the accounts of QTS Realty Trust, Inc. and its majority-owned subsidiaries. The consolidated financial statements of QualityTech, LP include the accounts of QualityTech, LP and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the financial statements.

Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation for real estate assets is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. Depreciation expense was $45.4 million, $36.7 million and $29.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company capitalizes certain development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset is ready for its intended use. Capitalization of such costs, excluding interest, aggregated to $10.6 million, $8.5 million and $6.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Interest is capitalized during the period of development by first applying the Company’s actual borrowing rate on the related asset and second, to the extent necessary, by applying the Company’s weighted average effective borrowing rate to the actual development and other costs expended during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $6.5 million, $4.1 million and $2.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Acquired in-place leases are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Amortization of acquired in place lease costs totaled $2.2 million and $2.6 million for the years ended December 31, 2014 and 2013, respectively, with no material amortization for the year ended December 31, 2012.

Acquired customer relationships are amortized as amortization expense on a straight-line basis over the expected life of the customer relationship. Amortization of acquired customer relationships totaled $1.3 million, $1.5 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

See Note 3 for discussion of the preliminary purchase price allocation for the Princeton facility that the Company acquired on June 30, 2014.

Impairment of Long-Lived and Intangible Assets – The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is generally measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. No impairment losses were recorded for any of the years ended December 31, 2014, 2013 and 2012, respectively.

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

Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Amortization of the deferred financing costs was $2.7 million, $2.8 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. During the year ended December 31, 2014, the Company wrote off unamortized financing costs of $0.9 million primarily in connection with paying down $75 million of its unsecured credit facility, as well as modifying the unsecured credit facility in December 2014. In addition, the Company also made modifications to its Richmond credit facility which resulted in the write off of certain deferred financing costs. During the year ended December 31, 2013, the Company wrote off unamortized financing costs of $2.2 million in connection with the expansion of its revolving and term credit facilities. In addition, during the year ended December 31, 2013, the Company wrote off unamortized financing costs of $1.3 million in connection with an asset securitization which the Company stopped pursuing due to the expansion of the credit facility. Deferred financing costs, net of accumulated amortization are as follows:

	December 31,	December 31,
(dollars in thousands)	2014	2013

Deferred financing costs	$18,152	$9,159
Accumulated amortization	(1,683)	(1,867)
Deferred financing costs, net	$16,469	$7,292

Deferred leasing costs consist of external fees and internal costs incurred in the successful negotiations of leases and are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $6.4 million, $4.7 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Deferred leasing costs, net of accumulated amortization are as follows (excluding $3.2 million related to a leasing arrangement at the Company’s Princeton facility in 2014):

	December 31,	December 31,
(dollars in thousands)	2014	2013

Deferred leasing costs	$26,799	$17,374
Accumulated amortization	(9,378)	(5,516)
Deferred leasing costs, net	$17,421	$11,858

Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. The Company records this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $10.5 million, $7.9 million and $6.8 million as of December 31, 2014, 2013 and 2012, respectively. Additionally, $4.7 million, $4.7 million and $4.3 million of deferred income were amortized into revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

Interest Rate Derivative Instruments – The Company utilizes derivatives to manage its interest rate exposure. During February 2012, the Company entered into interest rate swaps with a notional amount of $150 million which were cash flow hedges and qualified for hedge accounting. For these hedges, the effective portion of the change in fair value was recognized through other comprehensive income or loss. Amounts were reclassified out of other comprehensive income (loss) as the hedged item was recognized in earnings, either for ineffectiveness or for amounts paid relating to the hedge. The Company reflected all changes in the fair value of the swaps in other comprehensive income (loss) during the year ended December 31, 2014, as there was no ineffectiveness recorded in that period. The Company’s interest rate swaps matured on September 28, 2014, and as such, there are no amounts outstanding on the consolidated balance sheet at December 31, 2014 relating to these swaps.

Equity-based Compensation – All equity-based compensation is measured at fair value on the grant date or date of modification, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as a liability or as equity in the consolidated balance sheets. Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification. Equity-based compensation expense net of forfeited and repurchased awards was $4.2 million, $2.0 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Rental Revenue – The Company, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $4.0 million and $2.9 million as of December 31, 2014 and December 31, 2013, respectively. Rental revenue also includes amortization of set-up fees which are amortized over the term of the respective lease as discussed above.

Allowance for Uncollectible Accounts Receivable – Rents receivable are recognized when due and are carried at cost, less an allowance for doubtful accounts. The Company records a provision for losses on rents receivable equal to the estimated uncollectible accounts, which is based on management’s historical experience and a review of the current status of the Company’s receivables. As necessary, the Company also establishes an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. The aggregate allowance for doubtful accounts was $3.7 million and $0.9 million as of December 31, 2014 and 2013, respectively.

Capital Leases – The Company evaluates leased real estate to determine whether the lease should be classified as a capital or operating lease in accordance with U.S GAAP.

The Company periodically enters into capital leases for certain equipment. The outstanding liabilities for the capital leases were $13.1 million and $2.5 million as of December 31, 2014 and 2013, respectively. The value of the assets associated with these leases approximates the outstanding obligations as of December 31, 2014 and 2013, respectively. Depreciation related to the associated assets is included in depreciation and amortization expense in the Statements of Operations and Comprehensive Income (Loss).

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

Customer Concentrations – As of December 31, 2014, one of the Company’s customers represented 9.0% of its total monthly rental revenue. No other customers exceeded 5% of total monthly rental revenue.

As of December 31, 2014, five of the Company’s customers exceeded 5% of total accounts receivable. In aggregate, these five customers accounted for 67% of total accounts receivable. Two of these five customers accounted for 32% and 18%, respectively, of total accounts receivable.

Income Taxes – The Company elected for one of its existing subsidiaries to be taxed as a taxable REIT subsidiary pursuant to the REIT rules of the U.S. Internal Revenue Code.

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

The taxable REIT subsidiary offsets a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The taxable subsidiary did not generate taxable income for the years ended December 31, 2014, 2013 or 2012. Accordingly, no provision for income taxes was recorded nor was an income tax benefit recorded for the last five years. Due to the lack of sufficient historical evidence to indicate it is more likely than not that the deferred tax assets will be utilized, the valuation allowance relating to deferred tax assets continues to be recorded at December 31, 2014. The change in valuation allowance during 2014 was an increase of $2.0 million to $3.4 million.

Temporary differences and carry forwards which give rise to the deferred tax assets and liabilities are as follows:

	For the Year Ended December 31,
	2014	2013	2012
Deferred tax liabilities
Property and equipment	$(5,784)	$(4,905)	$(4,852)
Other	(1,427)	(873)	(551)
Gross deferred tax liabilities	(7,211)	(5,778)	(5,403)
Deferred tax assets
Net operating loss carryforwards	9,137	5,861	6,694
Deferred revenue and setup charges	868	583	467
Derivative liability	-	-	-
Other	601	699	113
Gross deferred tax assets	10,606	7,143	7,274
Net deferred tax assets	3,395	1,365	1,871
Valuation allowance	(3,395)	(1,365)	(1,871)
Net deferred	$-	$-	$-

The taxable REIT subsidiary currently has $24.1 million of net operating loss carryforwards related to federal income taxes that expire in 15-20 years. The taxable REIT subsidiary also has $20.1 million of net operating loss carryforwards relating to state income taxes that expire in 5-20 years.

As of December 31, 2014 and 2013, the Company has no uncertain tax positions. If the Company incurs any interest or penalties on tax liabilities from significant uncertain tax positions, those items will be classified as interest expense and general and administrative expense, respectively, in the Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2014, 2013 and 2012, the Company had no such interest or penalties.

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

Financial assets and liabilities measured at fair value in the financial statements on a recurring basis consist of the Company’s derivatives. The fair values of the derivatives are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded as of December 31, 2014 and 2013 that the fair value associated to “significant unobservable inputs” for risk of non-performance was insignificant to the overall fair value of the derivative agreements and, as a result, have determined that the relevant inputs for purposes of calculating the fair value of the derivative agreements, in their entirety, were based upon “significant other observable inputs.” The Company determined the fair value of derivatives using Level 2 inputs. These methods of assessing fair value result in a general approximation of value, and such value may never be realized.

The Company’s financial instruments held at fair value are presented below as of December 31, 2014 and 2013 (dollars in thousands):

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
December 31, 2014
Financial Liabilities:
Interest rate swap liability(1)	$-	$-	$-	$-
December 31, 2013
Financial Liabilities:
Interest rate swap liability(1)	$453	$-	$453	$-

(1)	The Company used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swaps at December 31, 2013. The fair value measurement of the interest rate swaps have been classified as Level 2. The swaps matured on September 28, 2014, and as such, there were no amounts outstanding on the consolidated balance sheet as of December 31, 2014 related to interest rate swaps.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. The new guidance narrows the definition of discontinued operations to disposals that represent a strategic shift in operations and requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for annual and interim reporting periods beginning on and after December 15, 2014. Early adoption is permitted. Adoption of this standard will currently have no effect on the Company’s financial statements.

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

3. Acquisition of Real Estate

(All references to square footage, acres and megawatts are unaudited)

On July 8, 2014, the Company completed the acquisition of the former Sun Times Press facility in downtown Chicago, Illinois, for approximately $18 million. The facility consists of approximately 317,000 gross square feet with capacity for approximately 133,000 square feet of raised floor and 24 megawatts (“MW”) of power. The Company intends to redevelop the facility which will increase its size to approximately 400,000 gross square feet with raised floor capacity of approximately 215,000 square feet and 37 MW of power. The facility also has access to long haul fiber and is situated on 30 acres of developable land. This acquisition was funded with a draw on the unsecured revolving credit facility. In accordance with ASC 85, Business Combinations, the Company accounted for this acquisition as an asset acquisition.

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

The following table summarizes the consideration for the Princeton facility and the preliminary allocation of the fair value of assets acquired as of December 31, 2014 (in thousands):

	Princeton facility as of December 31, 2014	Weighted average useful life
Buildings	$35,574	40
Land	17,976	N/A
Acquired Intangibles	16,114	10
Deferred Costs	3,335	10
Other	301	10
Total purchase price	$73,300

4. Real Estate Assets and Construction in Progress

The following is a summary of properties owned or leased by the Company as of December 31, 2014 and 2013 (in thousands):

As of December 31, 2014:

Property Location	Land	Buildings and Improvements		Construction in Progress	Total Cost

Owned Properties
Suwanee, Georgia (Atlanta-Suwanee)	$3,521	$138,991		6,345	$148,857
Atlanta, Georgia (Atlanta-Metro)	15,397	356,122		22,693	394,212
Santa Clara, California*	-	90,332		650	90,982
Richmond, Virginia	2,180	127,080		71,794	201,054
Sacramento, California	1,481	60,094		278	61,853
Princeton, New Jersey	17,976	35,951		90	54,017
Dallas-Fort Worth, Texas	5,808	44,053		89,982	139,843
Chicago, Illinois	-	-		21,786	21,786
Miami, Florida	1,777	28,786		129	30,692
Lenexa, Kansas	437	3,298		25	3,760
Wichita, Kansas	-	1,409		-	1,409

	48,577	886,116		213,772	1,148,465

Leased Properties
Jersey City, New Jersey	-	27,318		920	28,238
Overland Park, Kansas	-	852	**	27	879

	-	28,170		947	29,117

	$48,577	$914,286		$214,719	$1,177,582

* Owned facility subject to long-term ground sublease.

** This does not include the portion of the business that is used for QTS office space or other real estate not used by customers.

As of December 31, 2013:

Property Location	Land	Buildings and Improvements		Construction in Progress	Total Cost

Owned Properties
Suwanee, Georgia (Atlanta-Suwanee)	$3,521	$126,486		3,270	$133,277
Atlanta, Georgia (Atlanta-Metro)	15,397	296,547		32,456	344,400
Santa Clara, California*	-	86,544		1,249	87,793
Richmond, Virginia	2,180	108,979		67,155	178,314
Sacramento, California	1,481	52,841		4,273	58,595
Dallas-Fort Worth, Texas	5,808	-		38,501	44,309
Miami, Florida	1,777	27,553		-	29,330
Lenexa, Kansas	437	3,298		-	3,735
Wichita, Kansas	-	1,409		-	1,409

	30,601	703,657		146,904	881,162

Leased Properties
Jersey City, New Jersey	-	23,811		-	23,811
Overland Park, Kansas	-	762	**		762

	-	24,573		-	24,573

	$30,601	$728,230		$146,904	$905,735

* Owned facility subject to long-term ground sublease
** This does not include the portion of the business that is used for QTS office space or other real estate not used by customers.

5. Credit Facilities, Senior Notes and Mortgage Notes Payable

Below is a listing of our outstanding debt, excluding capital leases, as of December 31, 2014 and 2013 (in thousands):

	December 31,	December 31,
	2014	2013
Unsecured Credit Facility	$239,838	$256,500
Senior Notes, net of discount	297,729	-
Richmond Credit Facility	70,000	70,000
Atlanta-Metro Equipment Loan	16,600	18,839
Total	$624,167	$345,339

(a) Unsecured Credit Facility – On May 1, 2013, the Company entered into a $575 million unsecured credit facility comprised of a five-year $225 million term loan and a four-year $350 million revolving credit facility with a one year extension, subject to satisfaction of certain conditions, and had the ability to expand the total credit facility by an additional $100 million subject to certain conditions set forth in the credit agreement. In July 2014 the Company’s term loan was reduced by $75 million to $150 million in connection with the issuance of the Senior Notes. On December 17, 2014, the Company amended and restated its unsecured credit facility to provide for a $650 million unsecured credit facility comprised of a five-year $100 million term loan maturing December 17, 2019 and a four-year $550 million revolving credit facility maturing December 17, 2018, with the option to extend one year until December 17, 2019, subject to the satisfaction of certain conditions. The lenders under the unsecured credit facility may issue up to $30 million in letters of credit subject to the satisfaction of certain conditions.

The total unsecured credit facility may be increased from the current capacity of $650 million to up to $850 million subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments. Amounts outstanding under the unsecured credit facility bear interest at a variable rate equal to, at the Company’s election, LIBOR or a base rate, plus a spread that will vary depending upon the leverage ratio. For revolving credit loans, the spread ranges from 1.70% to 2.25% for LIBOR loans and 0.70% to 1.25% for base rate loans. For term loans, the spread ranges from 1.65% to 2.20% for LIBOR loans and 0.65% to 1.20% for base rate loans. As of December 31, 2014, the interest rate for amounts outstanding under the unsecured credit facility was 1.84%. The Company is also required to pay a commitment fee to the lenders assessed on the unused portion of the unsecured revolving credit facility. At the Company’s election, it can prepay amounts outstanding under the unsecured credit facility, in whole or in part, without penalty or premium.

The Company’s ability to borrow under the unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations on liens, mergers, consolidations, investments, distributions, asset sales and affiliate transactions, as well as the following financial covenants: (i) the outstanding principal balance of the loans and letter of credit liabilities cannot exceed the unencumbered asset pool availability (as defined in the credit agreement), (ii) a maximum leverage ratio of total indebtedness to gross asset value not in excess of 60%, (iii) a minimum fixed charge coverage ratio (defined as the ratio of consolidated EBITDA, subject to certain adjustments, to consolidated fixed charges) for the prior two most recently-ended calendar quarters of not less than 1.70 to 1.00, (iv) tangible net worth of at least $645 million plus 85% of the sum of net equity offering proceeds and the value of interests in the Operating Partnership issued upon contribution of assets to the Operating Partnership or its subsidiaries, (v) unhedged variable rate debt not greater than 35% of gross asset value and (vi) a maximum distribution payout ratio of the greater of (a) 95% of our “funds from operations” (as defined in the agreement) and (b) the amount required for QTS to qualify as a REIT under the Code. The interest rate applied to the outstanding balance of the unsecured credit facility decreases incrementally for every 5% below the maximum leverage ratio.

The availability under the unsecured revolving credit facility is the lesser of (i) $550 million, (ii) 60% of the unencumbered asset pool capitalized value, (iii) the amount resulting in an unencumbered asset pool debt service ratio of 1.70 to 1.00 or (iv) the amount resulting in an unencumbered asset pool debt yield of 14%. In the case of clauses (ii), (iii) and (iv) of the preceding sentence, the amount available under the unsecured revolving credit facility is adjusted to take into account any other unsecured debt, a certain equipment-related loan and certain capitalized leases. The availability of funds under the unsecured credit facility depends on compliance with the Company’s covenants. As of December 31, 2014, the Company had outstanding $239.8 million of indebtedness under the unsecured credit facility, consisting of $139.8 million of outstanding borrowings under our unsecured revolving credit facility and $100.0 million outstanding term loan indebtedness. In connection with the unsecured credit facility, as of December 31, 2014, the Company had an additional $2.5 million letter of credit outstanding.

(b) Senior Notes – On July 23, 2014, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the notes described below (collectively, the “Issuers”), issued $300 million aggregate principal amount of 5.875% Senior Notes due 2022 (the “Senior Notes”). The Senior Notes have an interest rate of 5.875% per annum, were issued at a price equal to 99.211% of their face value and mature on August 1, 2022. The proceeds from the offering were used to repay amounts outstanding under the Unsecured Credit Facility, including $75 million outstanding under the term loan. The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries and receivables entities) that guarantee any indebtedness of QTS Realty Trust, Inc., the Issuers or any other subsidiary guarantor. The Company will not initially guarantee the Senior Notes and will not be required to guarantee the Senior Notes except under certain circumstances. The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of July 23, 2014, among the Operating Partnership, QTS Finance Corporation, the Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”).

The Indenture contains affirmative and negative covenants that, among other things, limit or restrict the Operating Partnership’s ability and the ability of certain of its subsidiaries (“Restricted Subsidiaries”) to: incur additional indebtedness; pay dividends; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the Operating Partnership’s restricted subsidiaries to pay dividends; engage in sales of assets; and engage in mergers, consolidations or sales of substantially all of their assets. However, certain of these covenants will be suspended if and for so long as the Senior Notes are rated investment grade by specified debt rating services and there is no default under the Indenture. The Operating Partnership and its Restricted Subsidiaries also are required to maintain total unencumbered assets (as defined in the Indenture) of at least 150% of their unsecured debt on a consolidated basis.

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

(c) Richmond Credit Facility – In December 2012, the Company entered into a credit facility secured by the Company’s Richmond data center (the “Richmond Credit Facility”). As of December 31, 2014, the Richmond Credit Facility had capacity of $120 million and includes an accordion feature that allows the Company to increase the size of the credit facility up to $200 million. The Richmond Credit Facility matures June 30, 2019. The Richmond Credit Facility requires the Company to comply with covenants similar to the Unsecured Credit Facility.

Amounts outstanding under the Richmond Credit Facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will range, depending upon the Company’s leverage ratio, from 2.10% to 2.85% for LIBOR loans or 1.10% to 1.85% for base rate loans. As of December 31, 2014, the interest rate for amounts outstanding under the Richmond Credit Facility was 2.27%.

On December 17, 2014, the Company further amended the Richmond Credit Facility to, among other things, conform certain terms of the Richmond Credit Facility to the unsecured credit facility and allow two subsidiaries of the Operating Partnership that were parties to the Richmond Credit Facility to guarantee unsecured obligations of the Operating Partnership and its subsidiaries, including the unsecured credit facility and the Senior Notes.

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

The annual remaining principal payment requirements as of December 31, 2014 per the contractual maturities and excluding extension options are as follows (in thousands):

2015	$2,397
2016	2,567
2017	2,748
2018	142,781
2019	173,150
Thereafter	302,795
Total	$626,438

As of December 31, 2014, the Company was in compliance with all of its covenants.

6. Interest Rate Derivative Instruments

The Company entered into interest rate swap agreements with a notional amount of $150 million on February 8, 2012, which were designated as cash flow hedges for hedge accounting, and matured on September 28, 2014. For derivative instruments that are accounted for as hedges, the change in fair value for the effective portions of qualifying hedges is recorded through other comprehensive income (loss). The total amount of unrealized gains recorded in other comprehensive income (loss) for the year ended December 31, 2013 was $0.3 million, with no unrealized gains or losses recorded for the year ended December 31, 2014. Interest expense related to payments on interest rate swaps was $0.5 million for each of the years ended December 31, 2014, 2013 and 2012.

As the interest rate swaps matured in September 2014, there were no amounts outstanding on the consolidated balance sheet relating to interest rate swaps as of December 31, 2014. At December 31, 2013 the value of the interest rate swaps was a liability of $0.5 million. This value was determined using Level 2 inputs within the valuation hierarchy.

7. Commitments and Contingencies

The Company is subject to various routine legal proceedings and other matters in the ordinary course of business. The Company does not currently have any litigation that would have a material adverse impact on the Company’s financial statements. The Company previously was engaged in litigation with an Internet service provider, however, the parties reached a settlement that did not have a material impact on the Company’s consolidated financial statements.

8. Partners’ Capital, Equity and Incentive Compensation Plans

QualityTech, LP

QTS has the full power and authority to do all the things necessary to conduct the business of the Operating Partnership.

As of December 31, 2014, the Operating Partnership had three classes of limited partnership units outstanding: Class A units of limited partnership interest (“Class A units”), Class RS LTIP units of limited partnership interest (“Class RS units”) and Class O LTIP units of limited partnership units (“Class O Units”). The Class A Units are redeemable at any time on or after one year following the later of November 1, 2013 (which is the beginning of the first full calendar month following the completion of the IPO) or the date of initial issuance. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class RS units or Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). Class RS units and Class O units may be subject to vesting and are pari passu with Class A units of the Operating Partnership. Each Class RS Unit and Class O Unit is convertible into Class A Units by the Operating Partnership at any time or by the holder at any time following full vesting (if such unit is subject to vesting) based on formulas contained in the partnership agreement. In addition, upon certain circumstances set forth in the partnership agreement, vested Class RS Units automatically convert into Class A Units of the Operating Partnership.

QTS Realty Trust, Inc.

In connection with its IPO, QTS issued Class A common stock and Class B common stock. Class B common stock entitles the holder to 50 votes per share and was issued to enable the Company’s Chief Executive Officer to exchange 2% of his Operating Partnership units so he may have a vote proportionate to his economic interest in the Company. Also in connection with its IPO, QTS adopted the QTS Realty Trust, Inc. 2013 Equity Incentive plan (the “2013 Equity Incentive Plan”), which authorized 1.75 million shares to be issued under the plan, including options to purchase Class A common stock, restricted Class A common stock, Class O units, and Class RS units.

The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the years ended December 31, 2014, 2013 and 2012:

	2010 Equity Incentive Plan					2013 Equity Incentive Plan
	Number of Class O units	Weighted average exercise price	Weighted average fair value	Number of Class RS units	Weighted average price	Options	Weighted average exercise price	Weighted average fair value	Restricted Stock	Weighted average price
Outstanding at January 1, 2012	699,368	$20.00	$4.38	50,000	$—	—	$—	$—	—	$—
Granted	908,925	25.00	$1.99	150,000	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—	—	—
Released from restriction (1)	—	—	—	(21,250)	—	—	—	—	—	—
Cancelled/Expired	(136,350)	—	4.41	—	—	—	—	—	—	—
Outstanding at December 31, 2012	1,471,943	$23.09	$2.84	178,750	$—	—	$—	$—	—	$—
Granted	224,244	25.00	10.62	—	—	370,410	21.00	3.50	108,629	21.00
Exercised	—	—	—	—	—	—	—	—	—	—
Released from restriction (1)	—	—	—	(5,000)	—	—	—	—	—	—
Cancelled/Expired	(73,440)	—	5.31	—	—	(2,500)	—	3.52	—	—
Outstanding at December 31, 2013	1,622,747	$23.44	$3.84	173,750	$21.86	367,910	$21.00	$3.50	108,629	$21.00
Granted	—	—	—	—	—	238,039	25.59	4.96	172,102	32.66
Exercised (2)	(15,750)	20.71	4.75	—	—	(3,000)	21.00	3.52	(25,786)	21.00
Released from restriction (1)	—	—	—	(99,125)	—	—	—	—	—	—
Cancelled/Expired	(88,280)	26.70	6.05	—	—	(18,000)	21.00	3.52	(8,160)	21.00
Outstanding at December 31, 2014	1,518,717	$23.49	$3.75	74,625	$23.49	584,949	$22.87	$4.10	246,785	$29.13
(1)	This represents Class RS units that upon vesting have converted to Operating Partnership units.
(2)	This represents the Class A common stock that has been released from restriction and which was not surrendered by the holder to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock.
(3)	Includes 8,160 of restricted Class A common stock surrendered by certain employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock.

The assumptions and fair values for Class O units, Class RS units, restricted stock and options to purchase shares of Class A common stock granted for the years ended December 31, 2014, 2013 and 2012 are included in the following table on a per unit basis. Class O units and options to purchase shares of Class A common stock were valued using the Black-Scholes model.

	2014	2013	2012
Fair value of Class RS Units granted	$-	$-	$7.15
Fair value of Class O Units granted	$-	$10.26-$10.92	$1.79-$2.32
Fair value of restricted stock granted	$25.51-$35.51	$21.00	$-
Fair value of options granted	$4.94-$5.98	$3.45-$3.52	$-
Expected term (years)	5.5-6.1	5.5-7.0	4
Expected volatility	33%	32%-40%	55%
Expected dividend yield	4.02-4.55%	5.5%	0%
Expected risk-free interest rates	1.7-1.9%	1.4%-1.8%	0.17%

The following tables summarize information about awards outstanding as of December 31, 2014.

	Operating Partnership Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Class RS Units	$-	74,625	2
Class O Units	$20-25	1,518,717	1
Total Operating Partnership awards outstanding		1,593,342

	QTS Realty Trust, Inc. Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Restricted stock	$-	246,785	3
Options to purchase Class A common stock	$21-28.82	584,949	2
Total QTS Realty Trust, Inc. awards outstanding		831,734

All nonvested LTIP unit awards are valued as of the grant date and generally vest ratably over a defined service period. Certain nonvested LTIP unit awards vest on the earlier of achievement by the Company of various performance goals or specified dates in 2015 and 2016. As of December 31, 2014 there were 0.7 million, 0.1 million, 0.2 million and 0.4 million nonvested Class O units, Class RS units, restricted Class A common stock and options to purchase Class A common stock outstanding, respectively. As of December 31, 2014 the Company had $10.5 million of unrecognized equity-based compensation expense which will be recognized over the remaining vesting period of up to 4 years. The total intrinsic value of the awards outstanding at December 31, 2014 was $31.6 million.

On January 7, 2014 the Company paid a dividend to common stockholders of $0.24 per common share and the Operating Partnership made a distribution to its partners of $0.24 per unit in an aggregate amount of $9.0 million.

On April 8, July 8 and October 7, 2014 and January 7, 2015, the Company paid its regular quarterly cash dividend of $0.29 per common share and the Operating Partnership made a distribution to its partners of $0.29 per unit in an aggregate amount of $10.7 million, $10.7 million, $10.5 million and $10.7 million, respectively. Additionally, a distribution of approximately $200,000 was made to Class O unit holders during the three months ended June 30, 2014 to cover federal, state and local taxes on the allocated taxable income of the Class O units.

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

The transactions which occurred during the years ended December 31, 2014, 2013 and 2012 are outlined below (in thousands):

	December 31,
(dollars in thousands)	2014	2013	2012

Tax, utility, insurance and other reimbursement	$692	$336	$234
Rent expense	1,026	977	572
Capital assets acquired	266	625	568
Total	$1,984	$1,938	$1,374

In the third quarter of 2012, the Company revised its related party capital asset purchasing arrangement. The Company now pays vendors directly for such purchases and pays only an agent fee to the related party. Only the agent fee is recognized as a related party transaction subsequent to August 2012.

Certain employees of the Company provided services to companies outside the consolidated group for which the Company is not reimbursed. These amounts were not material for any of the years ended December 31, 2014, 2013 and 2012. This activity was discontinued by the Company during the second quarter of 2013.

10. Employee Benefit Plan

The Company sponsors a defined contribution 401(k) retirement plan covering all eligible employees.

Qualified employees may elect to contribute to our 401(k) Plan on a pre-tax basis. The maximum amount of employee contribution is subject only to statutory limitations. Beginning in 2005 the Company made contributions at a rate of 25% of the first 4% of employee compensation contributed. Starting on January 1, 2014, the Company began making contributions at a rate of 50% on an additional 2% of contributions made by employees, up to 6%. As a result, the Company is currently matching 25% of the first 4% of employee contributions and 50% of employee contributions between 4% and 6%. The Company contributed $0.6 million, $0.3 million and $0.3 million to the 401(k) Plan for the years ended December 31, 2014, 2013, and 2012, respectively.

11. Noncontrolling Interest

Concurrently with the completion of the IPO, QTS consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership.

Commencing at any time beginning November 1, 2014, at the election of the holders of the noncontrolling interest, the Class A units are redeemable for cash or, at the election of the Company common stock of the Company on a one-for-one basis. During the fourth quarter of 2014, approximately 270,000 Class A units were redeemed for the Company’s common stock. As a result, the noncontrolling ownership interest of QualityTech, LP was 20.4% at December 31, 2014.

12. Earnings per share of QTS Realty Trust, Inc.

Basic income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share adjusts basic income (loss) per share for the effects of potentially dilutive common shares.

		For the period October 15,
	Year Ended	2013 through
(in thousands, except per share data)	December 31, 2014	December 31, 2013
Net income available to common stockholders	$15,072	$3,154
Weighted average shares outstanding—basic	29,055	28,973
Net income per share—basic	$0.52	$0.11

Net income	$19,103	$4,002
Weighted average shares outstanding—diluted (1)	37,134	36,794
Net income per share—diluted	$0.51	$0.11

(1) Includes 7,770 Class A and Class RS units, 195 “in the money” value of Class O units on an “as if” converted basis and 114 “in the money” value options to purchase shares of Class A common stock on an “as if” converted basis as of the year ended December 31, 2014. As of the year ended December 31, 2013, this amount includes 7,797 Class A and Class RS units and 24 “in the money” value of Class O units on as “as if” converted basis.

13. Operating Leases, as Lessee

The Company leases and/or licenses two data center facilities and related equipment, its corporate headquarters and additional office space. In addition, the Company has entered into a long-term ground sublease for its Santa Clara property through October 2052. Rent expense for the aforementioned leases was $5.9 million, $5.8 million and $6.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is classified in property operating costs and general and administrative expenses in the accompanying Statements of Operations and Comprehensive Income (Loss). The Company recorded no capitalized rent for the years ended December 31, 2014, 2013 and 2012. The future non-cancellable minimum rental payments required under operating leases and/or licenses at December 31, 2014 are as follows (in thousands):

Year Ending December 31,
2015	$5,458
2016	5,533
2017	5,606
2018	5,606
2019	4,591
Thereafter	64,045
Total	$90,839

14. Customer Leases, as Lessor

Future minimum lease payments to be received under non-cancelable operating customer leases (exclusive of recoveries of operating costs from customers) are as follows for the years ending December 31 (in thousands):

2015	$193,310
2016	171,854
2017	137,121
2018	106,373
2019	68,669
Thereafter	215,088
Total	$892,415

15. Fair Value of Financial Instruments

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

Credit facilities, Senior Notes and mortgage notes payable: The fair value of the Company’s floating rate mortgage loans was estimated using Level 2 “significant other observable inputs” such as available market information based on borrowing rates that the Company believes it could obtain with similar terms and maturities. At December 31, 2014, the fair value of Atlanta-Metro Equipment Loan, based on current market rates, was approximately $16.1 million. The Company’s Unsecured Credit Facility and Richmond Credit Facility did not have interest rates which were materially different than current market conditions and therefore, the fair value of each of the credit facilities approximated the carrying value of each note. The fair value of the Company’s Senior Notes was estimated using Level 2 “significant other observable inputs,” primarily based on quoted market prices for the same or similar issuances. At December 31, 2014, the fair value of the Senior Notes was approximately $294.8 million.

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

16. Quarterly Financial Information (unaudited)

The tables below reflect the selected quarterly information for the years ended December 31, 2014 and 2013 for QTS (in thousands except share data):

	QTS
	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014
Revenues	$59,563	$57,945	$51,338	$48,943
Operating income	11,682	9,913	6,266	7,413
Net income	5,848	4,006	3,921	5,328
Net income attributable to common shares	4,627	3,157	3,090	4,198
Net income per share attributable to common shares - basic	0.16	0.11	0.11	0.14
Net income per share attributable to common shares - diluted	0.16	0.11	0.11	0.14

			Historical Predecessor
	QTS		Three Months Ended
	For the period	For the period
	October 15, 2013	October 1, 2013
	through	through
	December 31,	October 14,	September 30,	June 30,	March 31,
	2013	2013	2013	2013	2013
Revenues	$40,462	$6,967	$46,020	$42,940	$41,498
Operating income	6,203	1,143	7,048	6,024	5,568
Net income (loss)	4,002	445	2,709	(1,232)	(2,074)
Net income (loss) attributable to common shares	3,154	N/A	N/A	N/A	N/A
Net income per share attributable to common shares - basic (1)	0.11	N/A	N/A	N/A	N/A
Net income per share attributable to common shares - diluted (1)	0.11	N/A	N/A	N/A	N/A

(1)	Net income per share attributable to QTS Realty Trust, Inc. for the period October 15, 2013 through December 31, 2013.

The table below reflects the selected quarterly information for the years ended December 31, 2014 and 2013 for the Operating Partnership (in thousands):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2014
Revenues	$59,563	$57,945	$51,338	$48,943
Operating income	11,682	9,913	6,266	7,413
Net income	5,848	4,006	3,921	5,328

2013
Revenues	$47,429	$46,020	$42,940	$41,498
Operating income	7,346	7,048	6,024	5,568
Net income (loss)	4,447	2,709	(1,232)	(2,074)

17. Subsequent Events

On January 7, 2015, QTS paid its regular quarterly cash dividend of $0.29 per common share to stockholders and the Operating Partnership made a distribution to its partners of record as of the close of business on December 19, 2014.

On February 23, 2015, the Company’s Board of Directors authorized payment of a regular quarterly cash dividend of $0.32 per common share and per unit in the Operating Partnership, payable on April 7, 2015, to stockholders and unit holders of record as of the close of business on March 20, 2015.

QTS REALTY TRUST, INC.
QUALITYTECH, LP

CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

December 31, 2014

Year Ended December 31,	Balance at beginning of period	Charge to expenses	Additions/ (Deductions)	Balance at end of period
(dollars in thousands)
Allowance for doubtful accounts
2014	$945	$600	$2,203	$3,748
2013	456	545	(56)	945
2012	321	(192)	327	456

Valuation allowance for deferred tax assets
2014	$1,365	$-	$2,030	$3,395
2013	1,871	-	(506)	1,365
2012	144	-	1,727	1,871

QTS REALTY TRUST, INC.
QUALITYTECH, LP

CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE III – REAL ESTATE INVESTMENTS

December 31, 2014

As of December 31, 2014
(dollars in thousands)	Initial Costs			Costs Capitalized Subsequent to Acquisition			Gross Carrying Amount
Property Location	Land	Buildings and Improvements	Construction in Progress	Land	Buildings and Improvements	Construction in Progress	Land	Buildings and Improvements	Construction in Progress	Accumulated Depreciation and Amortization	Date of Acquisition
Owned Properties
Suwanee, Georgia	$1,395	$29,802	$-	$2,126	$109,189	$6,345	$3,521	$138,991	$6,345	$(41,761)	9/1/2005
Atlanta, Georgia (Metro)	12,647	35,473	-	2,750	320,649	22,693	15,397	356,122	22,693	(76,031)	10/3/2006
Santa Clara, California*	-	15,838	-	-	74,494	650	-	90,332	650	(23,672)	11/1/2007
Richmond, Virginia	2,000	11,200	-	180	115,880	71,794	2,180	127,080	71,794	(15,589)	3/20/2010
Sacramento, California	1,481	52,753	-	(0)	7,341	278	1,481	60,094	278	(2,899)	12/21/2012
Princeton, New Jersey	17,976	35,865	-	(0)	86	90	17,976	35,951	90	(465)	6/30/2014
Dallas-Fort Worth, Texas	-	5,808	-	5,808	38,245	89,982	5,808	44,053	89,982	(994)	2/8/2013
Chicago, Illinois	-	-	17,764	-	-	4,022	-	-	21,786	-	7/8/2014
Miami, Florida	1,777	6,955	-	(0)	21,831	129	1,777	28,786	129	(6,814)	3/6/2008
Lenexa, Kansas	400	3,100	-	37	198	25	437	3,298	25	(8)	6/3/2011
Wichita, Kansas	-	686	-	-	723	-	-	1,409	-	(550)	3/31/2005
	$37,676	$197,480	$17,764	$10,901	$688,636	$196,008	$48,577	$886,116	$213,772	$(168,783)
Leased Properties
Jersey City, New Jersey	-	1,985	-	-	25,333	920	-	27,318	920	(10,879)	11/1/2006
Overland Park, Kansas	-	-	-	-	852	27	-	852	27	(505)
	-	1,985	-	-	26,185	947	-	28,170	947	(11,384)
	$37,676	$199,465	$17,764	$10,901	$714,821	$196,955	$48,577	$914,286	$214,719	$(180,167)

The following table reconciles the historical cost and accumulated depreciation for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
Property
Balance, beginning of period	$905,735	$734,828	$555,586
Disposals	(54)	-	(794)
Additions (acquisitions and improvements)	271,901	170,907	180,036
Balance, end of period	$1,177,582	$905,735	$734,828
Accumulated depreciation
Balance, beginning of period	$(137,725)	$(102,900)	$(74,536)
Disposals	39	-	162
Additions (depreciation and amortization expense)	(42,481)	(34,825)	(28,526)
Balance, end of period	$(180,167)	$(137,725)	$(102,900)

