Form 10-Q
period 2015-03-31
QTS Realty Trust, Inc.; QualityTech, LP
filed 2015-05-04
CIK 1577368, 1561164

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36109

QTS Realty Trust, Inc.

QualityTech, LP

(Exact name of registrant as specified in its charter)

Maryland (QTS Realty Trust, Inc.)	46-2809094
Delaware (QualityTech, LP)	27-0707288
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12851 Foster Street, Overland Park, Kansas	66213
(Address of principal executive offices)	(Zip Code)

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

QTS Realty Trust, Inc. Yes  ☒     No  ☐           QualityTech, LP Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

QTS Realty Trust, Inc. Yes  ☒     No  ☐           QualityTech, LP Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

QTS Realty Trust, Inc.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

QualityTech, LP

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

QTS Realty Trust, Inc. Yes  ☐     No  ☒         QualityTech, LP Yes  ☐     No  ☒

There were 34,990,367, shares of Class A common stock, $0.01 par value per share, and 133,000 shares of Class B common stock, $0.01 par value per share, of QTS Realty Trust, Inc. outstanding on May 1, 2015.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q of QTS Realty Trust, Inc. (“QTS”) and QualityTech, LP, a Delaware limited partnership, which is our operating partnership (the “Operating Partnership”).

Management operates QTS and the Operating Partnership as one business. The management of QTS consists of the same employees as the management of the Operating Partnership. QTS is the sole general partner of the Operating Partnership, and, as of March 31, 2015, its only material asset consisted of its ownership of approximately 82.7% of the Operating Partnership. QTS does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. QTS has not issued or guaranteed any indebtedness. Except for net proceeds from public equity issuances by QTS, which are contributed to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership, the Operating Partnership generates all remaining capital required by our business through its operations, the direct or indirect incurrence of indebtedness, and the issuance of partnership units. Therefore, as general partner with control of the Operating Partnership, QTS consolidates the Operating Partnership for financial reporting purposes.

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

In order to highlight the few differences between QTS and the Operating Partnership, there are sections and disclosure in this report that discuss QTS and the Operating Partnership separately, including separate financial statements, separate controls and procedures sections, separate Exhibit 31 and 32 certifications, and certain accompanying notes to the financial statements, including Note 8 – Partners’ Capital, Equity and Incentive Compensation Plans. In the sections that combine disclosure for QTS and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of “we,” “our,” “us,” “our company” and “the Company.” Although the Operating Partnership is generally the entity that enters into contracts, holds assets and issues debt, we believe that these general references to “we,” “our,” “us,” “our company” and “the Company” in this context are appropriate because the business is one enterprise operated through the Operating Partnership.

3

QTS Realty Trust, Inc.
QualityTech, LP
Form 10-Q
For the Quarterly Period Ended March 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Real Estate Assets
Land	$48,577	$48,577
Buildings and improvements	954,915	914,286
Less: Accumulated depreciation	(192,107)	(180,167)

	811,385	782,696
Construction in progress	266,234	214,719

Real Estate Assets, net	1,077,619	997,415

Cash and cash equivalents	5,748	10,788
Rents and other receivables, net	16,730	15,579
Acquired intangibles, net	17,262	18,000
Deferred costs, net	37,902	37,058
Prepaid expenses	6,477	3,079
Other assets, net	24,252	24,640

TOTAL ASSETS	$1,185,990	$1,106,559

LIABILITIES
Mortgage notes payable	$86,016	$86,600
Unsecured credit facility	140,000	239,838
Senior notes, net of discount	297,791	297,729
Capital lease obligations	13,509	13,062
Accounts payable and accrued liabilities	82,230	64,607
Dividends and distributions payable	13,381	10,705
Advance rents, security deposits and other liabilities	3,439	3,302
Deferred income	11,401	10,531

TOTAL LIABILITIES	647,767	726,374
EQUITY
Common stock, $0.01 par value, 450,133,000 shares authorized, 34,818,437 and 29,408,138 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	348	294
Additional paid-in capital	474,185	324,917
Accumulated dividends in excess of earnings	(29,563)	(22,503)

Total stockholders’ equity	444,970	302,708
Noncontrolling interests	93,253	77,477

TOTAL EQUITY	538,223	380,185

TOTAL LIABILITIES AND EQUITY	$1,185,990	$1,106,559

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental	$49,333	$40,579
Recoveries from customers	5,664	3,691
Cloud and managed services	5,795	4,231
Other	594	442
Total revenues	61,386	48,943
Operating Expenses:
Property operating costs	19,336	16,223
Real estate taxes and insurance	1,485	1,218
Depreciation and amortization	16,243	13,247
General and administrative	13,838	10,778
Transaction costs	105	64
Total operating expenses	51,007	41,530
Operating income	10,379	7,413

Other income and expenses:
Interest income	-	8
Interest expense	(5,342)	(2,065)
Income before taxes	5,037	5,356
Tax expense of taxable REIT subsidiaries	-	(28)
Net income	5,037	5,328
Net income attributable to noncontrolling interests	(955)	(1,130)
Net income attributable to QTS Realty Trust, Inc	4,082	4,198
Unrealized gain on swap	-	105
Comprehensive income	$4,082	$4,303

Net income per share attributable to common shares:
Basic	$0.13	0.14
Diluted	0.13	0.14

Weighted average common shares outstanding:
Basic	31,294,488	29,016,774
Diluted	39,209,226	36,889,474

 See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited and in thousands)

				Accumulated
	Common stock		Additional	dividends in excess of	Total stockholders'	Noncontrolling
	Shares	Amount	paid-in capital	earnings	equity	interest	Total
Balance January 1, 2015	29,408	$294	$324,917	$(22,503)	$302,708	$77,477	$380,185
Issuance of shares through equity award plan	180	2	(2)	-	-	-	-
Reclassification of noncontrolling interest upon conversion of partnership units to common stock	230	2	2,365	-	2,367	(2,367)	-
Equity-based compensation expense	-	-	1,059	-	1,059	248	1,307
Net proceeds from equity offering	5,000	50	166,316	-	166,366	-	166,366
Dividend to shareholders	-	-	-	(11,142)	(11,142)	-	(11,142)
Distribution to noncontrolling interests	-	-	-	-	-	(2,240)	(2,240)
Adjustments to noncontrolling interests	-	-	(20,470)	-	(20,470)	19,180	(1,290)
Net income	-	-	-	4,082	4,082	955	5,037
Balance March 31, 2015	34,818	$348	$474,185	$(29,563)	$444,970	$93,253	$538,223

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the three months ended March 31, 2015 and 2014

	2015	2014
Cash flow from operating activities:
Net income	$5,037	$5,328
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,469	12,521
Amortization of deferred loan costs	791	582
Amortization of senior notes discount	62	-
Equity-based compensation expense	1,307	911
Bad debt expense	58	148
Changes in operating assets and liabilities
Rents and other receivables, net	(1,209)	2,789
Prepaid expenses	(3,398)	(3,007)
Other assets	190	232
Accounts payable and accrued liabilities	(5,376)	(5,853)
Advance rents, security deposits and other liabilities	138	70
Deferred income	870	213
Net cash provided by operating activities	13,939	13,934
Cash flow from investing activities:
Additions to property and equipment	(73,399)	(59,165)
Cash used in investing activities	(73,399)	(59,165)
Cash flow from financing activities:
Credit facility proceeds	65,162	58,000
Debt repayment	(165,000)	-
Payment of deferred financing costs	(352)	(367)
Payment of cash dividend	(8,531)	(6,953)
Distribution to noncontrolling interest	(2,174)	(2,012)
Principal payments on capital lease obligation	(467)	(174)
Scheduled mortgage principal debt repayments	(584)	(545)
Equity proceeds, net of costs	166,366	-
Net cash provided by financing activities	54,420	47,949

Net increase (decrease) in cash and cash equivalents	(5,040)	2,718
Cash and cash equivalents, beginning of period	10,788	5,210
Cash and cash equivalents, end of period	$5,748	$7,928

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$9,439	$1,374
Noncash investing and financing activities:
Accrued capital additions	$61,492	$36,185

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Real Estate Assets
Land	$48,577	$48,577
Buildings and improvements	954,915	914,286
Less: Accumulated depreciation	(192,107)	(180,167)

	811,385	782,696
Construction in progress	266,234	214,719

Real Estate Assets, net	1,077,619	997,415

Cash and cash equivalents	5,748	10,788
Rents and other receivables, net	16,730	15,579
Acquired intangibles, net	17,262	18,000
Deferred costs, net	37,902	37,058
Prepaid expenses	6,477	3,079
Other assets, net	24,252	24,640

TOTAL ASSETS	$1,185,990	$1,106,559

LIABILITIES
Mortgage notes payable	$86,016	$86,600
Unsecured credit facility	140,000	239,838
Senior notes, net of discount	297,791	297,729
Capital lease obligations	13,509	13,062
Accounts payable and accrued liabilities	82,230	64,607
Dividends and distributions payable	13,381	10,705
Advance rents, security deposits and other liabilities	3,439	3,302
Deferred income	11,401	10,531

TOTAL LIABILITIES	647,767	726,374
PARTNERS' CAPITAL
Partners' capital	538,223	380,185

TOTAL LIABILITIES AND EQUITY	$1,185,990	$1,106,559

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental	$49,333	$40,579
Recoveries from customers	5,664	3,691
Cloud and managed services	5,795	4,231
Other	594	442
Total revenues	61,386	48,943
Operating Expenses:
Property operating costs	19,336	16,223
Real estate taxes and insurance	1,485	1,218
Depreciation and amortization	16,243	13,247
General and administrative	13,838	10,778
Transaction costs	105	64
Total operating expenses	51,007	41,530
Operating income	10,379	7,413

Other income and expenses:
Interest income	-	8
Interest expense	(5,342)	(2,065)
Income before taxes	5,037	5,356
Tax expense of taxable REIT subsidiaries	-	(28)
Net income	5,037	5,328
Unrealized gain on swap	-	105
Comprehensive income	$5,037	$5,433

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(unaudited and in thousands)

	Limited Partners' Capital		General Partner's Capital
	Units	Amount	Units	Amount	Total
Balance January 1, 2015	36,935	$380,185	1	$-	$380,185
Issuance of shares through equity award plan	180	-	-	-	-
Equity-based compensation expense	-	1,307	-	-	1,307
Net proceeds from QTS Realty Trust, Inc. equity offering	5,000	166,366	-	-	166,366
Dividend to QTS Realty Trust, Inc. shareholders	-	(11,142)	-	-	(11,142)
Partnership distributions	-	(2,240)	-	-	(2,240)
Adjustments to partnership interests	-	(1,290)	-	-	(1,290)
Net income	-	5,037	-	-	5,037
Balance March 31, 2015	42,115	$538,223	1	$-	$538,223

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the three months ended March 31, 2015 and 2014

	2015	2014
Cash flow from operating activities:
Net income	$5,037	$5,328
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,469	12,521
Amortization of deferred loan costs	791	582
Amortization of senior notes discount	62	-
Equity-based compensation expense	1,307	911
Bad debt expense	58	148
Changes in operating assets and liabilities
Rents and other receivables, net	(1,209)	2,789
Prepaid expenses	(3,398)	(3,007)
Other assets	190	232
Accounts payable and accrued liabilities	(5,376)	(5,853)
Advance rents, security deposits and other liabilities	138	70
Deferred income	870	213
Net cash provided by operating activities	13,939	13,934
Cash flow from investing activities:
Additions to property and equipment	(73,399)	(59,165)
Cash used in investing activities	(73,399)	(59,165)
Cash flow from financing activities:
Credit facility proceeds	65,162	58,000
Debt repayment	(165,000)	-
Payment of deferred financing costs	(352)	(367)
Payment of cash dividend	(8,531)	(6,953)
Partnership distributions	(2,174)	(2,012)
Principal payments on capital lease obligation	(467)	(174)
Scheduled mortgage principal debt repayments	(584)	(545)
Equity proceeds, net of costs	166,366	-
Net cash provided by financing activities	54,420	47,949

Net increase (decrease) in cash and cash equivalents	(5,040)	2,718
Cash and cash equivalents, beginning of period	10,788	5,210
Cash and cash equivalents, end of period	$5,748	$7,928
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$9,439	$1,374
Noncash investing and financing activities:
Accrued capital additions	$61,492	$36,185

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

QUALITYTECH, LP

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Concurrently with the completion of the IPO, the Company consummated a series of transactions, including the merger of General Atlantic REIT, Inc. with the Company, pursuant to which the Company became the sole general partner and majority owner of QualityTech, LP, the Operating Partnership. QTS contributed the net proceeds received from the IPO to the Operating Partnership in exchange for partnership units therein. As of March 31, 2015, QTS owned approximately 82.7% of the interests in the Operating Partnership. Substantially all of QTS’ assets are held by, and QTS’ operations are conducted through, the Operating Partnership. QTS’ interest in the Operating Partnership entitles QTS to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to QTS’ percentage ownership. As the sole general partner of the Operating Partnership, QTS generally has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners. QTS’ board of directors manages the Company’s business and affairs.

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

Management operates QTS and the Operating Partnership as one business. The management of QTS consists of the same employees as the management of the Operating Partnership. QTS is the sole general partner of the Operating Partnership, and its only material asset consisted of its ownership interest in the Operating Partnership. QTS does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. QTS has not issued or guaranteed any indebtedness. Except for net proceeds from public equity issuances by QTS, which are contributed to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership, the Operating Partnership generates all remaining capital required by the business through its operations, the direct or indirect incurrence of indebtedness, and the issuance of partnership units. Therefore, as general partner with control of the Operating Partnership, QTS consolidates the Operating Partnership for financial reporting purposes.

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

In addition, in light of these combined notes, the Company believes it is important for investors to understand the few differences between QTS and the Operating Partnership in the context of how QTS and the Operating Partnership operate as a consolidated company. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated balance sheets of QTS and those of the Operating Partnership. The Operating Partnership’s capital includes general and limited common units that are owned by QTS and the other partners. QTS' stockholders’ equity includes common stock, additional paid in capital, accumulated other comprehensive income (loss) and accumulated dividends in excess of earnings. The remaining equity is the portion of net assets that are retained by partners other than QTS, referred to as noncontrolling interests. The primary difference in QTS' Statements of Operations and Comprehensive Income is that for net income (loss), QTS retains its proportionate share of the net income (loss) based on its ownership of the Operating Partnership, with the remaining balance being retained by the Operating Partnership. These combined notes refer to actions or holdings as being actions or holdings of “the Company.” Although the Operating Partnership is generally the entity that enters into contracts, holds assets and issues debt, management believes that these general references to “the Company” in this context is appropriate because the business is one enterprise operated through the Operating Partnership.

As discussed above, QTS owns no operating assets and has no operations independent of the Operating Partnership and its subsidiaries. Obligations under the 5.875% Senior Notes due 2022 and the unsecured credit facility, both discussed in Note 5, are fully, unconditionally, and jointly and severally guaranteed by the Operating Partnership’s existing subsidiaries, other than QTS Finance Corporation, the co-issuer of the 5.875% Senior Notes due 2022. As such, condensed consolidating financial information for the guarantors is not being presented in the notes to the interim condensed consolidated financial statements. However, the indenture governing the 5.875% Senior Notes due 2022 restricts the ability of the Operating Partnership to make distributions to QTS, subject to certain exceptions, including distributions required in order for QTS to maintain its status as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

The interim condensed consolidated financial statements of QTS Realty Trust, Inc. for the three months ended March 31, 2015 and 2014, and as of March 31, 2015 and December 31, 2014 present the accounts of QTS Realty Trust, Inc. and its majority owned subsidiaries. This includes the operating results of the Operating Partnership for all periods presented.

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

Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. For the three months ended March 31, 2015, depreciation expense related to real estate assets and non-real estate assets was $10.9 million and $1.9 million, respectively, for a total of $12.8 million. For the three months ended March 31, 2014, depreciation expense related to real estate assets and non-real estate assets was $8.8 million and $1.4 million, respectively, for a total of $10.2 million. The Company capitalizes certain development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset is ready for its intended use. Capitalization of such costs, excluding interest, aggregated to $3.3 million and $2.2 million for the three months ended March 31, 2015 and 2014, respectively. Interest is capitalized during the period of development by first applying the Company’s actual borrowing rate on the related asset and second, to the extent necessary, by applying the Company’s weighted average effective borrowing rate to the actual development and other costs expended during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $2.0 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively.

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

Acquired in-place leases are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Amortization of acquired in place lease costs totaled $0.4 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively.

Acquired customer relationships are amortized as amortization expense on a straight-line basis over the expected life of the customer relationship. Amortization of acquired customer relationships totaled $0.3 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

See Note 3 for discussion of the preliminary purchase price allocation for the Princeton facility that the Company acquired on June 30, 2014.

Impairment of Long-Lived and Intangible Assets – The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is generally measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. No impairment losses were recorded for the three months ended March 31, 2015 and 2014, respectively.

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

Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Amortization of the deferred financing costs was $0.8 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively. Deferred financing costs, net of accumulated amortization are as follows:

	March 31,	December 31,
(dollars in thousands)	2015	2014
	(unaudited)

Deferred financing costs	$18,540	$18,152
Accumulated amortization	(2,510)	(1,683)
Deferred financing costs, net	$16,030	$16,469

Deferred leasing costs consist of external fees and internal costs incurred in the successful negotiations of leases and are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $2.7 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively. Deferred leasing costs, net of accumulated amortization are as follows (excluding $3.1 million, net of amortization, related to a leasing arrangement at the Company’s Princeton facility in 2014):

	March 31,	December 31,
(dollars in thousands)	2015	2014
	(unaudited)

Deferred leasing costs	$30,745	$26,799
Accumulated amortization	(11,958)	(9,378)
Deferred leasing costs, net	$18,787	$17,421

Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. The Company records this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $11.4 million and $10.5 million as of March 31, 2015 and December 31, 2014, respectively. Additionally, $1.2 million and $1.2 million of deferred income was amortized into revenue for the three months ended March 31, 2015 and 2014, respectively.

Interest Rate Derivative Instruments – The Company utilizes derivatives to manage its interest rate exposure. During February 2012, the Company entered into interest rate swaps with a notional amount of $150 million which were cash flow hedges and qualified for hedge accounting. For these hedges, the effective portion of the change in fair value was recognized through other comprehensive income or loss. Amounts were reclassified out of other comprehensive income (loss) as the hedged item was recognized in earnings, either for ineffectiveness or for amounts paid relating to the hedge. The Company reflected all changes in the fair value of the swaps in other comprehensive income (loss) during the three months ended March 31, 2014, as there was no ineffectiveness recorded in that period. The Company had no interest rate swaps outstanding at March 31, 2015 and December 31, 2014.

Equity-based Compensation – All equity-based compensation is measured at fair value on the grant date or date of modification, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as a liability or as equity in the consolidated balance sheets. Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification. Equity-based compensation expense net of forfeited and repurchased awards was $1.3 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.

Rental Revenue – The Company, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $4.4 million and $4.0 million as of March 31, 2015 and December 31, 2014, respectively. Rental revenue also includes amortization of set-up fees which are amortized over the term of the respective lease as discussed above.

Allowance for Uncollectible Accounts Receivable – Rents receivable are recognized when due and are carried at cost, less an allowance for doubtful accounts. The Company records a provision for losses on rents receivable equal to the estimated uncollectible accounts, which is based on management’s historical experience and a review of the current status of the Company’s receivables. As necessary, the Company also establishes an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. The aggregate allowance for doubtful accounts was $3.8 million and $3.7 million as of March 31, 2015 and December 31, 2014, respectively.

Capital Leases – The Company evaluates leased real estate to determine whether the lease should be classified as a capital or operating lease in accordance with U.S GAAP.

The Company periodically enters into capital leases for certain equipment. The outstanding liabilities for the capital leases were $13.5 million and $13.1 million as of March 31, 2015 and December 31, 2014, respectively. The value of the assets associated with these leases approximates the outstanding obligations as of March 31, 2015 and December 31, 2014, respectively. Depreciation related to the associated assets is included in depreciation and amortization expense in the Statements of Operations and Comprehensive Income.

Recoveries from Customers – Certain customer leases contain provisions under which the customers reimburse the Company for a portion of the property’s real estate taxes, insurance and other operating expenses, which include certain power and cooling-related charges. The reimbursements are included in revenue as recoveries from customers in the Statements of Operations and Comprehensive Income in the period the applicable expenditures are incurred. Certain customer leases are structured to provide a fixed monthly billing amount that includes an estimate of various operating expenses, with all revenue from such leases included in rental revenues.

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

Customer Concentrations – As of March 31, 2015, one of the Company’s customers represented 8.8% of its total monthly rental revenue. No other customers exceeded 5% of total monthly rental revenue.

As of March 31, 2015, five of the Company’s customers exceeded 5% of total accounts receivable. In aggregate, these five customers accounted for 67% of total accounts receivable. Two of these five customers individually exceeded 10% of total accounts receivable.

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

The Company’s tax provision has not changed materially subsequent to December 31, 2014. The Company is not currently under examination by the Internal Revenue Service.

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

As the Company’s previous interest rate swaps matured on September 28, 2014, there are no financial assets or liabilities measured at fair value on the consolidated balance sheets as of March 31, 2015 and December 31, 2014.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. The new guidance narrows the definition of discontinued operations to disposals that represent a strategic shift in operations and requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for annual and interim reporting periods beginning on and after December 15, 2014. Early adoption is permitted. Adoption of this standard did not have any effect on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not as a separate deferred charge. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The amendments are required to be applied on a retrospective basis, and upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. Adoption of this standard will affect the Company’s Consolidated Balance Sheets.

3. Acquisition of Real Estate

(All references to square footage, acres and megawatts are unaudited)

On June 30, 2014, the Company completed the acquisition of a data center facility in New Jersey (the “Princeton facility”), from McGraw Hill Financial, Inc., for an aggregate cost of approximately $73.3 million. This facility is located on approximately 194 acres and consists of approximately 560,000 gross square feet, including approximately 58,000 square feet of raised floor, and 12 MW of gross power. This acquisition was funded with a draw on the unsecured revolving credit facility. Concurrently with acquiring this data center the Company entered into a 10 year lease for the facility’s 58,000 square feet of raised floor with Atos, an international information technology services company headquartered in Bezos, France. The lease includes, at the option of Atos, the ability to renew for up to 15 years.

The Company accounted for this acquisition in accordance with ASC 805, Business Combinations, as a business combination. The preliminary purchase price allocation was based on an assessment of the fair value of the assets acquired, and excludes acquisition-related costs which in accordance with ASC 805 were expensed as incurred. The Company acquired the Princeton facility on June 30, 2014. The Company is valuing the assets acquired using Level 3 inputs.

The following table summarizes the consideration for the Princeton facility and the preliminary allocation of the fair value of assets acquired as of March 31, 2015 (in thousands):

	Princeton facility as of March 31, 2015	Weighted average useful life
Buildings	$35,574	40
Land	17,976	N/A
Acquired Intangibles	16,114	10
Deferred Costs	3,335	10
Other	301	10
Total purchase price	$73,300

The purchase price allocation remains provisional pending completion of further valuation analysis. Any further revisions will be recorded as adjustments to the final purchase price allocation.

4. Real Estate Assets and Construction in Progress

The following is a summary of properties owned or leased by the Company as of March 31, 2015 and December 31, 2014 (in thousands):

As of March 31, 2015 (unaudited):

Property Location	Land	Buildings and Improvements		Construction in Progress	Total Cost

Owned Properties
Suwanee, Georgia (Atlanta-Suwanee)	$3,521	$142,056		$9,162	$154,739
Atlanta, Georgia (Atlanta-Metro)	15,397	374,147		18,668	408,212
Santa Clara, California*	-	91,151		742	91,893
Richmond, Virginia	2,180	127,843		112,981	243,004
Sacramento, California	1,481	60,158		386	62,025
Princeton, New Jersey	17,976	35,977		220	54,173
Dallas-Fort Worth, Texas	5,808	61,551		96,134	163,493
Chicago, Illinois	-	-		26,766	26,766
Miami, Florida	1,777	28,850		205	30,832
Lenexa, Kansas	437	3,466		17	3,920
Wichita, Kansas	-	1,409		-	1,409
	48,577	926,608		265,281	1,240,466

Leased Properties
Jersey City, New Jersey	-	27,450		923	28,373
Overland Park, Kansas	-	857	**	30	887
	-	28,307		953	29,260
	$48,577	$954,915		$266,234	$1,269,726

* Owned facility subject to long-term ground sublease.
** This does not include the portion of the business that is used for QTS office space or other real estate not used by customers.

As of December 31, 2014:

Property Location	Land	Buildings and Improvements		Construction in Progress	Total Cost

Owned Properties
Suwanee, Georgia (Atlanta-Suwanee)	$3,521	$138,991		$6,345	$148,857
Atlanta, Georgia (Atlanta-Metro)	15,397	356,122		22,693	394,212
Santa Clara, California*	-	90,332		650	90,982
Richmond, Virginia	2,180	127,080		71,794	201,054
Sacramento, California	1,481	60,094		278	61,853
Princeton, New Jersey	17,976	35,951		90	54,017
Dallas-Fort Worth, Texas	5,808	44,053		89,982	139,843
Chicago, Illinois	-	-		21,786	21,786
Miami, Florida	1,777	28,786		129	30,692
Lenexa, Kansas	437	3,298		25	3,760
Wichita, Kansas	-	1,409		-	1,409
	48,577	886,116		213,772	1,148,465

Leased Properties
Jersey City, New Jersey	-	27,318		920	28,238
Overland Park, Kansas	-	852	**	27	879
	-	28,170		947	29,117
	$48,577	$914,286		$214,719	$1,177,582

_____________________________

* Owned facility subject to long-term ground sublease.
** This does not include the portion of the business that is used for QTS office space or other real estate not used by customers.

5. Credit Facilities, Senior Notes and Mortgage Notes Payable

Below is a listing of the Company’s outstanding debt, excluding capital leases, as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
	(Unaudited)

Unsecured Credit Facility	$140,000	$239,838
Senior Notes, net of discount	297,791	297,729
Richmond Credit Facility	70,000	70,000
Atlanta-Metro Equipment Loan	16,016	16,600
Total	$523,807	$624,167

(a) Unsecured Credit Facility – On May 1, 2013, the Company entered into a $575 million unsecured credit facility comprised of a five-year $225 million term loan and a four-year $350 million revolving credit facility with a one year extension, subject to satisfaction of certain conditions, and had the ability to expand the total credit facility by an additional $100 million subject to certain conditions set forth in the credit agreement. In July 2014, the Company’s term loan was reduced by $75 million to $150 million in connection with the issuance of the Senior Notes. On December 17, 2014, the Company amended and restated its unsecured credit facility to provide for a $650 million unsecured credit facility comprised of a five-year $100 million term loan maturing December 17, 2019 and a four-year $550 million revolving credit facility maturing December 17, 2018, with the option to extend one year until December 17, 2019, subject to the satisfaction of certain conditions. The lenders under the unsecured credit facility may issue up to $30 million in letters of credit subject to the satisfaction of certain conditions.  The total unsecured credit facility may be increased from the current capacity of $650 million to up to $850 million subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments.

The unsecured credit facility requires monthly interest payments and requires the Company to comply with various customary affirmative and negative covenants and quarterly financial covenant requirements relating to the debt service coverage ratio, fixed charge ratio, leverage ratio and tangible net worth and various other operational requirements. In connection with the unsecured credit facility, as of March 31, 2015, the Company had an additional $2.5 million letter of credit outstanding.

Amounts outstanding under the unsecured credit facility bear interest at a variable rate equal to, at the Company’s election, LIBOR or a base rate, plus a spread that will vary depending upon the Company’s leverage ratio. For revolving credit loans, the spread ranges from 1.70% to 2.25% for LIBOR loans and 0.70% to 1.25% for base rate loans. For term loans, the spread ranges from 1.65% to 2.20% for LIBOR loans and 0.65% to 1.20% for base rate loans. As of March 31, 2015, the interest rate for amounts outstanding under the unsecured credit facility was 1.84%.

(b) Senior Notes – On July 23, 2014, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the notes described below (collectively, the “Issuers”), issued $300 million aggregate principal amount of 5.875% Senior Notes due 2022 (the “Senior Notes”). The Senior Notes have an interest rate of 5.875% per annum, were issued at a price equal to 99.211% of their face value and mature on August 1, 2022. The proceeds from the offering were used to repay amounts outstanding under the unsecured credit facility, including $75 million outstanding under the term loan. The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS Realty Trust, Inc., the Issuers or any other subsidiary guarantor. The Company will not initially guarantee the Senior Notes and will not be required to guarantee the Senior Notes except under certain circumstances. The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of July 23, 2014, among the Operating Partnership, QTS Finance Corporation, the Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”).

On March 23, 2015, the Securities and Exchange Commission declared effective the Operating Partnership and QTS Finance Corporation’s registration statement on Form S-4 pursuant to which the issuers exchanged the existing Senior Notes for $300 million of 5.875% Senior Notes due 2022 (the “Exchange Notes”) that are registered under the Securities Act of 1933, as amended. The exchange offer was completed on April 23, 2015, and all outstanding existing Senior Notes were tendered. The Exchange Notes did not provide the Company with any additional proceeds and satisfied its obligations under a registration rights agreement entered into in connection with the issuance of the Senior Notes.

 (c) Richmond Credit Facility – In December 2012, the Company entered into a credit facility secured by the Company’s Richmond data center (the “Richmond Credit Facility”). As of March 31, 2015, the Richmond Credit Facility had capacity of $120 million and includes an accordion feature that allows the Company to increase the size of the credit facility up to $200 million. The Richmond Credit Facility matures June 30, 2019. The Richmond Credit Facility requires the Company to comply with covenants similar to the unsecured credit facility.

Amounts outstanding under the Richmond Credit Facility bear interest at a variable rate equal to, at the Company’s election, LIBOR or a base rate, plus a spread that will range, depending upon the Company’s leverage ratio, from 2.10% to 2.85% for LIBOR loans or 1.10% to 1.85% for base rate loans. As of March 31, 2015, the interest rate for amounts outstanding under the Richmond Credit Facility was 2.28%.

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

The annual remaining principal payment requirements as of March 31, 2015 per the contractual maturities and excluding extension options are as follows (in thousands):

2015	$1,813
2016	2,567
2017	2,748
2018	42,942
2019	173,151
Thereafter	302,795
Total	$526,016

As of March 31, 2015, the Company was in compliance with all of its covenants.

6. Interest Rate Derivative Instruments

The Company entered into interest rate swap agreements with a notional amount of $150 million on February 8, 2012, which were designated as cash flow hedges for hedge accounting, and matured on September 28, 2014. For derivative instruments that are accounted for as hedges, the change in fair value for the effective portions of qualifying hedges is recorded through other comprehensive income (loss). The total amount of unrealized gains recorded in other comprehensive income (loss) for the three months ended March 31, 2014 was $0.1 million, with no unrealized gains or losses recorded for the three months ended March 31, 2015. Interest expense related to payments on interest rate swaps for the three months ended March 31, 2014 was $0.2 million, with no interest expense recorded for the three months ended March 31, 2015.

As the interest rate swaps matured in September 2014, there were no amounts outstanding on the consolidated balance sheets relating to interest rate swaps as of March 31, 2015 and December 31, 2014.

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

As of March 31, 2015, the Operating Partnership had three classes of limited partnership units outstanding: Class A units of limited partnership interest (“Class A units”), Class RS LTIP units of limited partnership interest (“Class RS units”) and Class O LTIP units of limited partnership units (“Class O units”). The Class A Units are redeemable at any time on or after one year following the later of November 1, 2013 (which is the beginning of the first full calendar month following the completion of the IPO) or the date of initial issuance. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class RS units or Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). Class RS units and Class O units may be subject to vesting and are pari passu with Class A units. Each Class RS unit and Class O unit is convertible into Class A units by the Operating Partnership at any time or by the holder at any time following full vesting (if such unit is subject to vesting) based on formulas contained in the partnership agreement. In addition, upon certain circumstances set forth in the partnership agreement, vested Class RS units automatically convert into Class A units of the Operating Partnership.

QTS Realty Trust, Inc.

In connection with its IPO, QTS issued Class A common stock and Class B common stock. Class B common stock entitles the holder to 50 votes per share and was issued to enable the Company’s Chief Executive Officer to exchange 2% of his Operating Partnership units so he may have a vote proportionate to his economic interest in the Company. Also in connection with its IPO, QTS adopted the QTS Realty Trust, Inc. 2013 Equity Incentive plan (the “2013 Equity Incentive Plan”), which authorized 1.75 million shares of Class A common stock to be issued under the plan, including options to purchase Class A common stock, restricted Class A common stock, Class O units, and Class RS units. In March 2015, the Board of Directors approved an amendment to the 2013 Equity Incentive Plan to, among other things, increase the number of shares available for issuance under the plan by 3,000,000, subject to stockholder approval. The stockholders voted on the amendment to the 2013 Equity Incentive Plan at the annual meeting of stockholders held on May 4, 2015.

The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the three months ended March 31, 2015:

	2010 Equity Incentive Plan					2013 Equity Incentive Plan
	Number of Class O units	Weighted average exercise price	Weighted average fair value	Number of Class RS units	Weighted average grant date value	Options	Weighted average exercise price	Weighted average fair value	Restricted Stock	Weighted average grant date value
Outstanding at December 31, 2014	1,518,717	$23.49	$3.75	74,625	$23.49	584,949	$22.87	$4.10	246,785	$29.13
Granted	—	—	—	—	—	312,997	36.14	8.02	170,696	35.88
Exercised/Vested (2)	(23,939)	21.71	3.97	—	—	(5,406)	21.00	3.52	(13,448)	23.76
Released from restriction (1)	—	—	—	(8,687)	25.00	—	—	—	—	—
Cancelled/Expired (3)	—	—	—	—	—	(8,594)	21.00	3.52	(7,091)	24.36
Outstanding at March 31, 2015	1,494,778	$23.52	$3.75	65,938	$23.29	883,946	$27.60	$5.49	396,942	$32.30

(1)	This represents Class RS units that upon vesting have converted to Operating Partnership units.
(2)	This represents the Class A common stock that has been released from restriction and which was not surrendered by the holder to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock.
(3)	Includes 7,091 of restricted Class A common stock surrendered by certain employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock.

The assumptions and fair values for restricted stock and options to purchase shares of Class A common stock granted for the three months ended March 31, 2015 are included in the following table on a per unit basis. Class O units and options to purchase shares of Class A common stock were valued using the Black-Scholes model.

Three Months Ended March 31, 2015
Fair value of restricted stock granted	$35.81-$37.64
Fair value of options granted	$8.00-$8.05
Expected term (years)	5.5-6.1
Expected volatility	33%
Expected dividend yield	3.50-3.57%
Expected risk-free interest rates	1.67-1.69%

The following table summarizes information about awards outstanding as of March 31, 2015.

	Operating Partnership Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Class RS Units	$-	65,938	2
Class O Units	$20-25	1,494,778	1
Total Operating Partnership awards outstanding		1,560,716

	QTS Realty Trust, Inc. Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Restricted stock	$-	396,942	3
Options to purchase Class A common stock	$21-36.54	883,946	2
Total QTS Realty Trust, Inc awards outstanding		1,280,888

All nonvested LTIP unit awards are valued as of the grant date and generally vest ratably over a defined service period. Certain nonvested LTIP unit awards vest on the earlier of achievement by the Company of various performance goals or specified dates in 2015 and 2016. As of March 31, 2015 there were 0.7 million, 0.1 million, 0.4 million and 0.4 million nonvested Class O units, Class RS units, restricted Class A common stock and options to purchase Class A common stock outstanding, respectively. As of March 31, 2015 the Company had $18.0 million of unrecognized equity-based compensation expense which will be recognized over the remaining vesting period of up to 4 years. The total intrinsic value of the awards outstanding at March 31, 2015 was $42.2 million.

On January 7, 2014, the Company paid its first and prorated dividend to common stockholders of $0.24 per common share and the Operating Partnership made a distribution to its partners of $0.24 per unit in an aggregate amount of $9.0 million. On January 7, 2015, the Company paid its regular quarterly cash dividend of $0.29 per common share and the Operating Partnership made a distribution to its partners of $0.29 per unit in an aggregate amount of $10.7 million.

On March 2, 2015, the Company issued 5,000,000 shares of QTS’ Class A common stock and GA QTS Interholdco, LLC, a selling stockholder and an affiliate of General Atlantic LLC, sold 4,350,000 shares of QTS’ Class A common stock at a price of $34.75 per share. The selling stockholder granted the underwriters a 30-day option to purchase an aggregate of up to an additional 1,402,500 shares of QTS’ Class A common stock at the public offering price, which the underwriters exercised. The Company used the net proceeds of approximately $166.4 million to repay amounts outstanding under its unsecured revolving credit facility. The Company did not receive any proceeds from the offering of shares by the selling stockholder.

9. Related Party Transactions

The Company periodically executes transactions with entities affiliated with its Chairman and Chief Executive Officer. Such transactions include automobile, furniture and equipment purchases as well as building operating lease payments and receipts, and an allocation of insurance expense and reimbursement at the related party’s cost for the use of a private aircraft service by the Company’s officers and directors.

The transactions which occurred during the three months ended March 31, 2015 and 2014 are outlined below (in thousands):

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014

Tax, utility, insurance and other reimbursement	$80	$51
Rent expense	253	262
Capital assets acquired	99	47
Total	$432	$360

10. Noncontrolling Interest

Concurrently with the completion of the IPO, QTS consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership.

Commencing at any time beginning November 1, 2014, at the election of the holders of the noncontrolling interest, the Class A units are redeemable for cash or, at the election of the Company, common stock of the Company on a one-for-one basis. During the first quarter of 2015, approximately 230,000 Class A units were redeemed for the Company’s Class A common stock. As a result, the noncontrolling ownership interest of QualityTech, LP, after taking into account the Class A units redeemed, the grant of equity awards and the issuance of 5,000,000 shares of common stock in March 2015, was 17.3% at March 31, 2015.

11. Earnings per share of QTS Realty Trust, Inc.

Basic income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share adjusts basic income (loss) per share for the effects of potentially dilutive common shares.

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Net income available to common stockholders	$4,082	$4,198
Weighted average shares outstanding—basic	31,294	29,017
Net income per share—basic	$0.13	$0.14

Net income	$5,037	$5,328
Weighted average shares outstanding—diluted (1)	39,209	36,889
Net income per share—diluted	$0.13	$0.14

(1)	Includes 7,317 Class A and Class RS units, 436 “in the money” value of Class O units on an “as if” converted basis and 216 “in the money” value options to purchase shares of Class A common stock on an “as if” converted basis as of the three months ended March 31, 2015. As of the three months ended March 31, 2014, this amount includes 7,797 Class A and Class RS units, 24 “in the money” value of Class O units on as “as if” converted basis and 52 “in the money” value options to purchase shares of Class A common stock on an “as if” converted basis.

12. Customer Leases, as Lessor

Future minimum lease payments to be received under non-cancelable operating customer leases (exclusive of recoveries of operating costs from customers) are as follows for the years ending December 31 (in thousands):

Period Ending December 31,
2015 (April - December)	$155,963
2016	196,247
2017	163,066
2018	119,846
2019	77,743
Thereafter	242,314

Total	$955,179

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

Credit facilities, Senior Notes and mortgage notes payable: The fair value of the Company’s floating rate mortgage loans was estimated using Level 2 “significant other observable inputs” such as available market information based on borrowing rates that the Company believes it could obtain with similar terms and maturities. At March 31, 2015, the fair value of Atlanta-Metro Equipment Loan, based on current market rates, was approximately $16.5 million. The Company’s unsecured credit facility and Richmond Credit Facility did not have interest rates which were materially different than current market conditions and therefore, the fair value of each of the credit facilities approximated the carrying value of each note. The fair value of the Company’s Senior Notes was estimated using Level 2 “significant other observable inputs,” primarily based on quoted market prices for the same or similar issuances. At March 31, 2015, the fair value of the Senior Notes was approximately $308.2 million.

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

14. Subsequent Events

On April 7, 2015, the Company paid its regular quarterly cash dividend of $0.32 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on March 20, 2015.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the financial condition and results of operations of QTS Realty Trust, Inc. (“QTS”), which includes the operations of QualityTech, LP (the “Operating Partnership”), for the three months ended March 31, 2015 and 2014. You should read the following discussion and analysis in conjunction with QTS’ and the Operating Partnership’s accompanying consolidated financial statements and related notes contained elsewhere in this Form 10-Q. We believe it is important for investors to understand the few differences between the financial statements of QTS and the Operating Partnership. See “Explanatory Note” for an explanation of these few differences. Since the financial data presented in this Item 2 does not contain any differences between QTS and the Operating Partnership, all periods presented reflect the operating results of the Operating Partnership.

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in our markets or the technology industry;

•	national and local economic conditions;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our failure to successfully develop, redevelop and operate acquired properties;

•	significant increases in construction and development costs;

•	the increasingly competitive environment in which we operate;

•	defaults on or non-renewal of leases by customers;

•	increased interest rates and operating costs, including increased energy costs;

•	financing risks, including our failure to obtain necessary outside financing;

•	decreased rental rates or increased vacancy rates;

•	dependence on third parties to provide Internet, telecommunications and network connectivity to our data centers;

•	our failure to qualify and maintain QTS’ qualification as a real estate investment trust (“REIT”);

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1A. “Risk Factors” of this Form 10-Q.

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

As of March 31, 2015, QTS owned an approximate 82.7% ownership interest in the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.

The Operating Partnership is a Delaware limited partnership formed on August 5, 2009 and was QTS’ historical predecessor prior to the initial public offering (“IPO”), having operated the Company’s business until the IPO.

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

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of March 31, 2015, only four of our more than 850 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 9% of our MRR. In addition, greater than 40% of our MRR was attributable to customers who use more than one of our 3Cs products.

Our Portfolio

We develop and operate 12 data centers located in eight states, containing an aggregate of approximately 4.7 million gross square feet of space (approximately 94% of which is wholly owned by us), including approximately 2.1 million “basis-of-design” raised floor square feet, which represents the total data center raised floor potential of our existing data center facilities. This represents the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the configuration that we deploy. As of March 31, 2015, this space included approximately 961,000 raised floor operating net rentable square feet, or NRSF, plus approximately 1.1 million square feet of additional raised floor in our development pipeline, of which approximately 73,000 NRSF is expected to become operational by December 31, 2015. Our facilities collectively have access to over 500 megawatts (“MW”) of gross utility power with 419 MW of available utility power. We believe such access to power gives us a competitive advantage in redeveloping data center space, since access to power is usually the most limiting and expensive component in data center redevelopment.

The following table presents an overview of the portfolio of operating properties that we own or lease, based on information as of March 31, 2015:

			Operating Net Rentable Square Feet (Operating NRSF) (3)
Property	Year Acquired (1)	Gross Square Feet (2)	Raised Floor (4)	Office & Other (5)	Supporting Infrastructure (6)	Total	% Occupied and Billed (7)	Annualized Rent (8)	Available Utility Power (MW) (9)	Basis of Design NRSF	% Raised Floor
Richmond, VA	2010	1,318,353	95,581	24,678	115,627	235,886	90.5%	$21,183,226	110	556,595	17.2%

Atlanta, GA (Metro)	2006	968,695	407,986	36,953	315,676	760,615	81.8%	$73,908,580	72	527,186	77.4%

Dallas-Fort Worth, TX	2013	698,000	47,014	2,321	28,825	78,160	86.4%	$5,251,542	140	292,000	16.1%

Princeton, NJ	2014	553,930	58,157	2,229	111,405	171,791	100.0%	$9,540,975	22	158,157	36.8%

Suwanee, GA	2005	369,822	185,422	8,697	108,266	302,385	77.7%	$51,456,615	36	208,008	89.1%

Chicago, IL	2014	317,000	-	-	-	-	0.0%	$-	8	133,000	-%

Santa Clara, CA**	2007	135,322	55,494	944	45,687	102,125	97.6%	$23,048,080	11	80,347	69.1%

Jersey City, NJ*	2006	122,448	31,503	14,208	41,901	87,612	99.2%	$11,497,340	7	52,744	59.7%

Sacramento, CA	2012	92,644	54,595	2,794	23,916	81,305	52.2%	$11,979,818	8	57,906	94.3%

Miami, FL	2008	30,029	19,887	-	6,592	26,479	67.9%	$5,151,704	4	19,887	100.0%

Other	Misc	81,921	5,129	37,854	38,723	81,706	21.5%	$909,372	1	5,129	100.0%

Total		4,688,164	960,768	130,678	836,618	1,928,064	83.0%	$213,927,252	419	2,090,959	45.9%

(1)	Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
(2)	With respect to our owned properties, gross square feet represents the entire building area. With respect to leased properties, gross square feet represents that portion of the gross square feet subject to our lease. This includes 181,478 square feet of our office and support space, which is not included in operating NRSF.
(3)	Represents the total square feet of a building that is currently leased or available for lease plus developed supporting infrastructure, based on engineering drawings and estimates, but does not include space held for redevelopment or space used for our own office space.
(4)	Represents management’s estimate of the portion of NRSF of the facility with available power and cooling capacity that is currently leased or readily available to be leased to customers as data center space based on engineering drawings.
(5)	Represents the operating NRSF of the facility other than data center space (typically office and storage space) that is currently leased or available to be leased.
(6)	Represents required data center support space, including mechanical, telecommunications and utility rooms, as well as building common areas.
(7)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced (603,395 square feet as of March 31, 2015) divided by leasable raised floor based on the current configuration of the properties (726,558 square feet as of March 31, 2015), expressed as a percentage.
(8)	We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under executed contracts as of a particular date, which includes revenue from our C1, C2 and C3 rental activities and cloud and managed services, but excludes customer recoveries, deferred set up fees and other one-time and variable revenues. MRR does not include the impact from booked-not-billed contracts as of a particular date, unless otherwise specifically noted.
(9)	Represents installed utility power and transformation capacity that is available for use by the facility as of March 31, 2015.

*	Represents facilities that we lease.

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

Factors That May Influence Future Results of Operations and Cash Flows

Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of March 31, 2015, we had in place customer leases generating revenue for approximately 83% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental, cloud and managed services rates at our properties. Future economic downturns, regional downturns or downturns in the technology industry could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. Negative trends in one or more of these factors could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.

Leasing Arrangements. As of March 31, 2015, 24% of our MRR came from customers which individually occupied greater than or equal to 6,600 square feet of space (or approximately 1 MW of power), many of whom had metered power. As of March 31, 2015, approximately 43% of our MRR came from C1 customers that are subject to the metered power model. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of March 31, 2015, 76% of our MRR was leased to customers which individually occupied less than 6,600 square feet of space, many of whom are billed on a gross lease basis. Our C2/C3 customers are billed under a gross lease model and as of March 31, 2015, represented 57% of our MRR. Under a gross lease, the customer pays us a fixed rent on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers access more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. Our leases on a gross lease basis generally have a term of three years or less.

Scheduled Lease Expirations. Our ability to minimize rental churn and customer downgrades at renewal and renew, lease and re-lease expiring space will impact our results of operations and cash flows. Leases representing approximately 10% and 12% of our total leased raised floor are scheduled to expire during the years ending December 31, 2015 (including all month-to-month leases) and 2016, respectively. These leases also represented approximately 21% and 20%, respectively, of our annualized rent as of March 31, 2015. At expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.

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

General Leasing Activity

During the three months ended March 31, 2015, we entered into customer leases representing approximately $1.1 million of incremental MRR, net of downgrades (and representing approximately $13.6 million of annualized rent) at $590 per square foot. In addition, $3.8 million of leasing commissions was associated with new and renewal leasing activity for the three months ended March 31, 2015.

During the three months ended March 31, 2015, we renewed leases with a total annualized rent of $5.4 million at an average rent per square foot of $863, which was 1.2% higher than the annualized rent prior to their respective renewals. Customers that renew with adjustments to square feet are reflected in the net leasing activity discussed above. The rental churn rate for the three months ended March 31, 2015 was 0.4%.

During the three months ended March 31, 2015, we commenced customer leases representing approximately $1.5 million of incremental MRR (and representing approximately $17.8 million of annualized rent) at $817 per square foot.

As of March 31, 2015, our booked-not-billed MRR balance (which represents customer leases that have been executed, but for which lease payments have not commenced as of March 31, 2015) was approximately $5.4 million, or $64.3 million of annualized rent. The booked-not-billed balance is expected to contribute an incremental $9.7 million to revenue in 2015 (representing $22.0 million in annualized revenues), an incremental $18.4 million in 2016 (representing $25.2 million in annualized revenues), and an incremental $17.1 million in annualized revenues thereafter. We estimate the cost to provide the space, power, connectivity and other services to the customer contracts which had been booked but not billed as of March 31, 2015 to be approximately $115 million. This estimate generally includes 11 customers with newly contracted space of more than 3,300 square feet. The space, power, connectivity and other services provided to customers that contract for smaller amounts of space is generally provided by existing space which was previously developed.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Changes in revenues and expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 are summarized below (unaudited, in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Revenues:
Rental	$49,333	$40,579	$8,754	22%
Recoveries from customers	5,664	3,691	1,973	53%
Cloud and managed services	5,795	4,231	1,564	37%
Other	594	442	152	34%
Total revenues	61,386	48,943	12,443	25%

Operating expenses:
Property operating costs	19,336	16,223	3,113	19%
Real estate taxes and insurance	1,485	1,218	267	22%
Depreciation and amortization	16,243	13,247	2,996	23%
General and administrative	13,838	10,778	3,060	28%
Transaction costs	105	64	41	64%
Total operating expenses	51,007	41,530	9,477	23%

Operating income	10,379	7,413	2,966	40%

Other income and expense:
Interest income	-	8	(8)	-100%
Interest expense	(5,342)	(2,065)	(3,277)	-159%
Income before taxes	5,037	5,356	(319)	6%
Tax expense of taxable REIT subsidiaries	-	(28)	28	-100%
Net income	$5,037	$5,328	$(291)	5%

Revenues. Total revenues for the three months ended March 31, 2015 were $61.4 million compared to $48.9 million for the three months ended March 31, 2014. The increase of $12.4 million, or 25%, was primarily due to organic growth in our customer base as well as the acquisition of our data center facility in New Jersey (the “Princeton facility”) on June 30, 2014, which contributed $4.4 million of revenue. The increase of $10.3 million, or 23%, in combined rental and cloud and managed services revenue was primarily due to newly leased space as well as increases in rents from previously leased space, net of downgrades at renewal and rental churn, and the acquisition of the Princeton facility, which contributed $2.4 million in combined rental and cloud and managed services revenue.

As of March 31, 2015, our data centers were 83% occupied and billing based on leasable raised floor of approximately 727,000 square feet, with an average annualized rent of $354 per leased raised floor square foot including cloud and managed services revenue, or $317 per leased raised floor square foot excluding cloud and managed services revenue. As of March 31, 2015, the average annualized rent for our C1 product, including managed services for our C1 product, was $190 per leased raised floor square foot, and the average annualized rent for our C2 product, including Cloud and managed services combined was $1,006 per leased raised floor square foot. As of March 31, 2014, our data centers were 93% occupied and billing based on leasable raised floor of approximately 542,000 square feet, with an average annualized rent of $349 per leased raised floor square foot including cloud and managed services revenue, or $316 per leased raised floor square foot excluding cloud and managed services revenue. The increase in leasable raised floor between 2014 and 2015 is primarily related to the addition of raised floor square footage from our redevelopment activities primarily in the Atlanta-Metro, Dallas-Fort Worth and Atlanta-Suwanee facilities, as well as the acquisition of the Princeton facility. The average annualized rent per leased raised floor square foot, both including and excluding cloud and managed services revenue, was materially unchanged as of March 31, 2015 compared to March 31, 2014.

Higher recoveries from customers for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 were primarily due to reimbursements associated with the acquisition of the Princeton facility which contributed $1.9 million to the increase. The remaining increase of $0.1 million in recoveries revenue was attributable to various other locations. The $0.2 million increase in other revenue for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due higher straight line rent, partially offset by lower sales of scrap metals and other unused materials.

Property Operating Costs. Property operating costs for the three months ended March 31, 2015 were $19.3 million compared to property operating costs of $16.2 million for the three months ended March 31, 2014, an increase of $3.1 million, or 19%. The breakdown of our property operating costs is summarized in the table below (unaudited, in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Property operating costs:
Direct payroll	$3,602	$2,941	$661	22%
Rent	1,228	1,219	9	1%
Repairs and maintenance	2,143	1,152	991	86%
Utilities	7,396	6,632	764	12%
Management fee allocation	2,438	1,951	487	25%
Other	2,529	2,328	201	9%
Total property operating costs	$19,336	$16,223	$3,112	19%

The acquisition of the Princeton facility contributed $1.8 million to the total increase in property operating costs, of which $0.4 million related to repairs and maintenance, $0.7 million related to utilities, $0.2 million related to management fee allocation and $0.5 million related to other property operating costs. The remaining $1.3 million increase in total property operating costs was primarily attributable to $0.6 million of increased repairs and maintenance expense which tends to fluctuate from period to period and increase with the expansion and lease-up of our facilities, and increased direct payroll allocation of $0.2 million. In addition, management fee allocation increased $0.3 million (exclusive of the $0.2 million attributable to Princeton as discussed above). Management fee allocation is based on 4% of cash rental revenues for each facility and reflects an allocation of internal charges to cover back-office and service-related costs associated with the day-to-day operations of our data center facilities, with a corresponding offset to general and administrative expenses. The remaining $0.2 million increase in other property operating costs was primarily due to higher software license costs and increased outsourcing of our facility security personnel, which resulted in lower direct payroll costs.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the three months ended March 31, 2015 were $1.5 million compared to $1.2 million for the three months ended March 31, 2014. The increase of $0.3 million, or 22%, was primarily attributable to the acquisition of our Princeton data center which contributed $0.2 million to the increase, with the remaining $0.1 million increase primarily related to an increased tax assessment value at our Sacramento data center.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2015 was $16.2 million compared to $13.2 million for the three months ended March 31, 2014. The increase of $3.0 million, or 23%, was due to additional depreciation of $2.6 million primarily associated with the Princeton and Dallas-Fort Worth data centers, as well as expansion of the Atlanta-Metro, Atlanta-Suwanee and Richmond data centers, and higher amortization expense of $0.4 million primarily related to a higher level of leasing commissions.

General and Administrative Expenses. General and administrative expenses were $13.8 million for the three months ended March 31, 2015 compared to general and administrative expenses of $10.7 million for the three months ended March 31, 2014, an increase of $3.1 million, or 28%. Approximately $3.7 million of the total general and administrative expenses for the three months ended March 31, 2015 resulted from sales and marketing expenses, compared to $2.8 million for the three months ended March 31, 2014, resulting in an increase of $0.9 million. The remaining increase in general and administrative expenses was primarily attributable to higher payroll expense of $1.8 million, primarily due to growth in our portfolio, higher consulting fees from investing in our product portfolio of $0.4 million, higher consulting fees related to internal information technology and infrastructure support services of $0.2 million, higher software license costs of $0.4 million due to the growth of our customer base and other costs of $0.3 million. Total equity-based compensation expense was $1.3 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively. These increases were partially offset by an increase in direct payroll allocation of $0.8 million as well as an increase in management fee allocation $0.5 million, both of which reclassify costs from general and administrative costs to operating costs. Our general and administrative expenses represented 22.5% of total revenues for the three months ended March 31, 2015 compared to 22.0% for the three months ended March 31, 2014.

Transaction Costs. For the three months ended March 31, 2015 and 2014, we incurred $0.1 million and $0.1 million, respectively, in costs related to the examination of proposed acquisitions. Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

Interest Expense. Interest expense for the three months ended March 31, 2015 was $5.3 million compared to $2.1 million for the three months ended March 31, 2014. The increase of $3.3 million, or 159%, was due primarily to an increase in the weighted average interest rate on our borrowings and an increase in the average debt balance of $233.0 million, both primarily as a result of our $300 million aggregate principal amount of 5.875% Senior Notes Due 2022 (the “Senior Notes”) issuance in July 2014, partially offset by higher capitalized interest during the period due to the growth in construction projects. The average debt balance for the three months ended March 31, 2015 was $622.3 million, with a weighted average interest rate, including the effect of amortization of deferred financing costs, of 4.71%. This compared to an average debt balance of $389.3 million for the three months ended March 31, 2014, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 3.75%. Interest capitalized in connection with our redevelopment activities during the three months ended March 31, 2015 and March 31, 2014 was $2.0 million and $1.6 million, respectively.

Net Income. A summary of the components of the decrease in net income of $0.3 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is as follows (in millions):

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$9.1
Increase in general and administrative expense	(3.1)
Increase in depreciation and amortization	(3.0)
Increase in interest expense net of interest income	(3.3)
Decrease in net income	$(0.3)

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

FFO, Operating FFO and Adjusted Operating FFO

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

Adjusted Operating Funds From Operations (“Adjusted Operating FFO”) is a non-GAAP measure that is used as a supplemental operating measure for comparing year over year ability to fund dividend distributions from operating activities. We use Adjusted Operating FFO as a basis to address cash flow and our ability to fund dividend payments. We calculate Adjusted Operating FFO by adding or subtracting from Operating FFO items such as: maintenance capital investment, paid leasing commissions, amortization of deferred financing costs, non-real estate depreciation, straight line rent adjustments, and non-cash compensation.

We offer these measures because we recognize that FFO, Operating FFO and Adjusted Operating FFO will be used by investors as a basis to compare our operating performance and liquidity with that of other REITs. However, because FFO, Operating FFO and Adjusted Operating FFO exclude real estate depreciation and amortization and capture neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition, cash flows and results of operations, the utility of FFO, Operating FFO and Adjusted Operating FFO as measures of our operating performance and liquidity is limited. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or do not calculate FFO in accordance with NAREIT guidance. In addition, our calculations of FFO, Operating FFO and Adjusted Operating FFO are not necessarily comparable to FFO, Operating FFO and Adjusted Operating FFO as calculated by other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us. FFO, Operating FFO and Adjusted Operating FFO are non-GAAP measures and should not be considered a measure of our results of operations or liquidity or as a substitute for, or an alternative to, net income (loss), cash provided by operating activities or any other performance measure determined in accordance with GAAP, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders.

A reconciliation of net income to FFO, Operating FFO and Adjusted Operating FFO is presented below:

	Three Months Ended
	March 31,
	2015	2014
FFO
Net income	$5,037	$5,328
Real estate depreciation and amortization	14,302	11,864
FFO	19,339	17,192

Operating FFO
Transaction costs	105	64
Operating FFO	19,444	17,256

Maintenance Capex	(17)	(73)
Leasing commissions paid	(3,084)	(2,249)
Amortization of deferred financing costs and bond discount	849	582
Non real estate depreciation and amortization	1,941	1,382
Straight line rent revenue	(436)	(152)
Straight line rent expense	71	75
Equity-based compensation expense	1,307	911
Adjusted Operating FFO	$20,075	$17,732

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

A reconciliation of total revenues to recognized MRR in the period and MRR at period end is presented below:

	Three Months Ended
	March 31,
	2015	2014
Recognized MRR
Total period revenues (GAAP basis)	$61,386	$48,943
Less: Total period recoveries	(5,664)	(3,691)
Total period deferred setup fees	(1,246)	(1,219)
Total period straight line rent and other	(2,012)	(878)
Recognized MRR (in the period)	52,464	43,155

MRR
Total period revenues (GAAP basis)	$61,386	$48,943
Less: Total revenues excluding last month	(40,100)	(32,551)
Total revenues for last month of period	21,286	16,392
Less: Last month recoveries	(1,749)	(1,136)
Last month deferred setup fees	(418)	(410)
Last month straight line rent and other	(1,292)	(272)
MRR (at period end) *	$17,827	$14,574

* Does not include our booked-not-billed MRR balance, which was $5.4 million and $2.5 million as of March 31, 2015 and 2014, respectively.

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

A reconciliation of net income to NOI is presented below:

	Three Months Ended
	March 31,
	2015	2014
Net Operating Income (NOI)
Net income	$5,037	$5,328
Interest expense	5,342	2,065
Interest income	-	(8)
Depreciation and amortization	16,243	13,247
Tax expense of taxable REIT subsidiaries	-	28
Transaction costs	105	64
General and administrative expenses	13,838	10,778
NOI (1)	$40,565	$31,502
Breakdown of NOI by facility:
Atlanta-Metro data center	$16,766	$14,402
Atlanta-Suwanee data center	10,130	8,174
Santa Clara data center	3,377	2,730
Richmond data center	4,255	3,047
Sacramento data center	1,871	2,324
Princeton data center	2,349	-
Dallas-Fort Worth data center	749	-
Other data centers	1,068	825
NOI (1)	$40,565	$31,502

(1)	Includes facility level general and administrative allocation charges of 4% of revenue which aggregated to $2.5 million and $2.0 million for the three month periods ended March 31, 2015 and 2014, respectively.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is presented below:

	Three Months Ended
	March 31,
	2015	2014
EBITDA and adjusted EBITDA
Net income	$5,037	$5,328
Interest expense	5,342	2,065
Interest income	-	(8)
Tax expense of taxable REIT subsidiaries	-	28
Depreciation and amortization	16,243	13,247
EBITDA	26,622	20,660

Write off of unamortized deferred finance costs	-	-
Equity-based compensation expense	1,307	911
Restructuring costs	-	-
Transaction costs	105	64
Adjusted EBITDA	$28,034	$21,635

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

In addition to the $73.4 million of capital expenditures, excluding acquisitions, incurred in the three months ended March 31, 2015, we expect that we will incur between $200 million and $250 million in additional capital expenditures through December 31, 2015 in connection with the redevelopment of our data center facilities. We expect to spend approximately $175 million to $220 million of capital expenditures on redevelopment, and the remainder on recurring capital expenditures and capitalized overhead costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. We expect to fund these costs using operating cash flows and draws on our credit facilities. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of such expenditures may vary. We continue to evaluate acquisition opportunities, but none are considered probable at this time and therefore the related expenditures are not currently included in these future estimates.

We expect to meet our short-term liquidity needs through operating cash flow, cash and cash equivalents and borrowings under our credit facilities.

Our cash paid for capital expenditures, excluding acquisitions, for the three months ended March 31, 2015 and 2014 are summarized in the table below (in thousands):

	Three Months Ended March 31,
	2015	2014
Redevelopment	$62,277	$52,628
Personal property	1,851	626
Maintenance capital expenditures	17	73
Capitalized interest, commissions and other overhead costs	9,254	5,838
Total capital expenditures	$73,399	$59,165

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

On November 25, 2014, the Securities and Exchange Commission (“SEC”) declared effective QTS’ universal shelf registration statement allowing QTS to offer, from time to time, up to $1 billion of our Class A common stock, preferred stock, depositary shares representing preferred stock, warrants and rights to purchase our common stock or any combination thereof, subject to the ability of QTS to effect offerings on satisfactory terms based on prevailing conditions. Pursuant to the Operating Partnership’s limited partnership agreement, each time QTS issues shares of stock pursuant to the foregoing programs or other equity offerings, the Operating Partnership issues to QTS, its general partner, an equal number of units for the same price at which the shares were sold, and QTS contributes the net proceeds of such offerings to the Operating Partnership. Our ability to raise funds through sales of common and preferred stock or other securities in the future is dependent on, among other things, general market conditions for REITs, market perceptions about our company and the current trading price of QTS’s Class A common stock. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive or at all.

On March 2, 2015, QTS issued 5,000,000 shares of QTS’ Class A common stock and GA QTS Interholdco, LLC, a selling stockholder and an affiliate of General Atlantic LLC, sold 4,350,000 shares of QTS’ Class A common stock at a price of $34.75 per share. The selling stockholder granted the underwriters a 30-day option to purchase an aggregate of up to an additional 1,402,500 shares of QTS’ Class A common stock at the public offering price, which the underwriters exercised. We used the net proceeds of approximately $166.4 million to repay amounts outstanding under our unsecured revolving credit facility. We did not receive any proceeds from the offering of shares by the selling stockholder.

Cash

As of March 31, 2015, we had $5.7 million of unrestricted cash and cash equivalents.

On January 7, 2015, the Company paid its regular quarterly cash dividend of $0.29 per common share and the Operating Partnership made a distribution to its partners of $0.29 per unit in an aggregate amount of $10.7 million.

On April 7, 2015, the Company paid its regular quarterly cash dividend of $0.32 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on March 20, 2015.

Indebtedness

As of March 31, 2015, we had approximately $537.3 million of indebtedness, including capital lease obligations.

Unsecured Credit Facility. On May 1, 2013, we entered into a $575 million unsecured credit facility comprised of a five-year $225 million term loan and a four-year $350 million revolving credit facility with a one year extension, subject to satisfaction of certain conditions, and had the ability to expand the total credit facility by an additional $100 million subject to certain conditions set forth in the credit agreement. In July 2014 our term loan was reduced by $75 million to $150 million in connection with the issuance of the Senior Notes. On December 17, 2014, we entered into a third amended and restated credit agreement providing for a $650 million unsecured credit facility comprised of a five-year $100 million term loan maturing December 17, 2019 and a four-year $550 million revolving credit facility maturing December 17, 2018, with the option to extend one year until December 17, 2019, subject to the satisfaction of certain conditions. The lenders under the unsecured credit facility may issue up to $30 million in letters of credit subject to the satisfaction of certain conditions.

The total unsecured credit facility may be increased from the current capacity of $650 million to $850 million subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments. Amounts outstanding under the unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will vary depending upon our leverage ratio. For revolving credit loans, the spread ranges from 1.70% to 2.25% for LIBOR loans and 0.70% to 1.25% for base rate loans. For term loans, the spread ranges from 1.65% to 2.20% for LIBOR loans and 0.65% to 1.20% for base rate loans. As of March 31, 2015, the interest rate for amounts outstanding under our unsecured credit facility was 1.84%. We are also required to pay a commitment fee to the lenders assessed on the unused portion of the unsecured revolving credit facility. At our election, we can prepay amounts outstanding under the unsecured credit facility, in whole or in part, without penalty or premium.

Our ability to borrow under the unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations on liens, mergers, consolidations, investments, distributions, asset sales and affiliate transactions, as well as the following financial covenants: (i) the outstanding principal balance of the loans and letter of credit liabilities cannot exceed the unencumbered asset pool availability (as defined in the third amended and restated credit agreement), (ii) a maximum leverage ratio of total indebtedness to gross asset value not in excess of 60%, (iii) a minimum fixed charge coverage ratio (defined as the ratio of consolidated EBITDA, subject to certain adjustments, to consolidated fixed charges) for the prior two most recently-ended calendar quarters of not less than 1.70 to 1.00, (iv) tangible net worth of at least $645 million plus 85% of the sum of net equity offering proceeds and the value of interests in the Operating Partnership issued upon contribution of assets to the Operating Partnership or its subsidiaries, (v) unhedged variable rate debt not greater than 35% of gross asset value and (vi) a maximum distribution payout ratio of the greater of (a) 95% of our “funds from operations” (as defined in the agreement) and (b) the amount required for QTS to qualify as a REIT under the Code. The interest rate applied to the outstanding balance of the unsecured credit facility decreases incrementally for every 5% below the maximum leverage ratio.

The availability under the unsecured revolving credit facility is the lesser of (i) $550 million, (ii) 60% of unencumbered asset pool capitalized value, (iii) the amount resulting in an unencumbered asset pool debt service ratio of 1.70 to 1.00 or (iv) the amount resulting in an unencumbered asset pool debt yield of 14%. In the case of clauses (ii), (iii) and (iv) of the preceding sentence, the amount available under the unsecured revolving credit facility is adjusted to take into account any other unsecured debt, a certain equipment-related loan and certain capitalized leases. The availability of funds under our unsecured credit facility depends on compliance with our covenants. As of March 31, 2015, we had outstanding $140.0 million of indebtedness under the unsecured credit facility, consisting of $40.0 million of outstanding borrowings under our unsecured revolving credit facility and $100.0 million outstanding term loan indebtedness. In connection with the unsecured credit facility, as of March 31, 2015, we had an additional $2.5 million letter of credit outstanding.

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

On March 23, 2015, the SEC declared effective the Operating Partnership and QTS Finance Corporation’s registration statement on Form S-4 pursuant to which the issuers exchanged the existing Senior Notes for $300 million of 5.875% Senior Notes due 2022 (the “Exchange Notes”) that are registered under the Securities Act of 1933, as amended. The exchange offer was completed on April 23, 2015, and all outstanding existing Senior Notes were tendered. The Exchange Notes did not provide the Company with any additional proceeds and satisfied its obligations under a registration rights agreement entered into in connection with the issuance of the Senior Notes.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2015, including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (in thousands):

Obligations	2015	2016	2017	2018	2019	Thereafter	Total

Operating Leases	$4,093	$5,533	$5,606	$5,606	$4,591	$64,045	$89,474
Capital Leases	3,411	4,949	4,469	657	23	-	13,509
Future principal payments of Indebtedness (1)	1,813	2,567	2,748	42,942	173,151	302,795	526,016
Total (2)	$9,317	$13,049	$12,823	$49,205	$177,765	$366,840	$628,999

(1)	Does not include the discount on Senior Notes reflected at March 31, 2015 nor the letter of credit of $2.5 million outstanding as of March 31, 2015 under our unsecured credit facility.
(2)	Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facilities, Senior Notes, mortgages, capital leases and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of March 31, 2015 (in thousands):

2015	2016	2017	2018	2019	Thereafter	Total
$18,202	$24,037	$23,727	$23,312	$18,972	$45,244	$153,494

Off-Balance Sheet Arrangements

We utilize derivatives to manage our interest rate exposure. During February 2012, we entered into two interest rate swaps with an aggregate notional amount of $150 million which qualified for hedge accounting treatment. These interest rate swaps, which matured on September 28, 2014, were designated as a cash flow hedge of future interest payments. We perform assessments of hedging effectiveness, and any ineffectiveness is recorded in interest expense. There was no ineffectiveness for the periods ended March 31, 2015 or 2014.

Cash Flows

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Cash Flow Data
Cash flow provided by (used for):
Operating activities	$13,939	$13,934
Investing activities	(73,399)	(59,165)
Financing activities	54,420	47,949

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Cash flow provided by operating activities was $13.9 million for the three months ended March 31, 2015, compared to $13.9 million for the three months ended March 31, 2014. There was an increase in cash operating income of $3.2 million from the prior period, which was completely offset by a decrease in cash flow associated with net changes in working capital of $3.2 million primarily relating to changes in rents and other receivables.

Cash flow used for investing activities increased by $14.2 million to $73.4 million for the three months ended March 31, 2015, compared to $59.2 million for the three months ended March 31, 2014. The increase was due to higher cash paid for capital expenditures primarily related to redevelopment of our Dallas-Fort Worth, Atlanta-Metro, Chicago and Richmond data centers of $14.2 million. These expenditures include capitalized soft costs such as interest, payroll and other costs to redevelop properties, which were, in the aggregate, $5.3 million and $3.8 million for the three months ended March 31, 2015 and 2014, respectively.

Cash flow provided by financing activities was $54.4 million for the three months ended March 31, 2015, compared to $47.9 million for the three months ended March 31, 2014. The increase was primarily due to the net proceeds from the equity offering completed in March 2015 of $166.4 million, partially offset by higher net payments of $157.8 million under our unsecured credit facility, an increase in payments of cash dividends to common stockholders of $1.6 million, an increase in distributions to the unit holders of our operating partnership of $0.2 million and an increase in principal payments on capital lease obligations of $0.3 million.

Critical Accounting Policies

The Company applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the United States. Inherent in such policies are certain key assumptions and estimates made by management. Management periodically updates its estimates used in the preparation of the consolidated financial statements based on its latest assessment of the current and projected business and general economic environment. Information regarding the Company’s Critical Accounting Policies and Estimates is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Operating Partnership also includes certain partners that are subject to a taxable income allocation, however, not entitled to receive recurring distributions. As such, no distributions were made to these partners for the three months ended March 31, 2015 and 2014. The partnership agreement does stipulate however, to the extent that taxable income is allocated to these partners that the partnership will make a distribution to these partners equal to the lesser of the actual per unit distributions made to Class A partners or an estimated amount to cover federal, state and local taxes on the allocated taxable income. No distributions were made to these partners for the three months ended March 31, 2015 and 2014.

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

As of March 31, 2015, we had outstanding $210.0 million of consolidated indebtedness that bore interest at variable rates. An interest rate cap of $50 million was in place as of March 31, 2015 with a capped LIBOR rate of 3% through December 18, 2015.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. LIBOR rates are not currently within 1% of our interest rate caps, therefore a 1% increase in interest rates would increase the interest expense on the $210.0 million of variable indebtedness outstanding as of March 31, 2015 by approximately $2.1 million annually. Conversely, a decrease in the LIBOR rate to 0% would decrease the interest expense on this $210.0 million of variable indebtedness outstanding by approximately $0.4 million annually based on the one month LIBOR rate of approximately 0.2% as of March 31, 2015.

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

ITEM 4. Controls and Procedures

QTS Realty Trust, Inc.

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended March 31, 2015, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QTS’ disclosure controls and procedures are effective to ensure that information required to be disclosed by QTS in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in QTS’ internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, QTS’ internal control over financial reporting.

QualityTech LP

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended March 31, 2015, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of our business, we are subject to claims for negligence and other claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on us.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2014, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

QTS did not sell any securities during the three months ended March 31, 2015 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

QTS from time to time issues shares of Class A common stock pursuant to the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”), upon exercise of stock options issued under the 2013 Equity Incentive Plan, and upon redemption of Class A units of limited partnership of the Operating Partnership (either through Class A units previously held or those received from conversion of Class O units from the Quality Tech, LP 2010 Equity Incentive Plan). Pursuant to the partnership agreement of the Operating Partnership, each time QTS issues shares of common stock, the Operating Partnership issues to QTS, its general partner, an equal number of Class A units. The units issued to QTS are are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to QTS and therefore, did not involve a public offering. During the three months ended March 31, 2015, the Operating Partnership issued 0.2 million Class A units to QTS in connection with such redemptions and stock option exercises and issuances pursuant to the 2013 Equity Incentive Plan, with a value of $8.9 million based on the respective dates of the redemptions and option exercises, as applicable.

Repurchases of Equity Securities

During the three months ended March 31, 2015, certain of our employees surrendered Class A common stock owned by them to satisfy their statutory minimum federal and state tax obligations in connection with the vesting of restricted common stock under the 2013 Equity Incentive Plan.

The following table summarizes all of these repurchases during the three months ended March 31, 2015.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2015 through January 31, 2015	-		N/A	N/A	N/A
February 1, 2015 through February 28, 2015	-		N/A	N/A	N/A
March 1, 2015 through March 31, 2015	7,091	(1)	$36.50	N/A	N/A
Total	7,091	(1)	$36.50

(1)	The number of shares purchased represents shares of Class A common stock surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock. With respect to these shares, the price paid per share is based on the closing price of our Class A common stock as of the date of the determination of the statutory minimum federal income tax.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit
Number	Exhibit Description

3.1	Articles of Amendment and Restatement of QTS Realty Trust, Inc. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

3.2	Amended and Restated Bylaws of QTS Realty Trust, Inc. (Filed as Exhibit 3.2 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

4.1	Form of Specimen Class A Common Stock Certificate (Filed as Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

4.2	Indenture, dated July 23, 2014, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., certain subsidiaries of QualityTech, LP and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2014)

4.3	Registration Rights Agreement, dated July 23, 2014, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., certain subsidiaries of QualityTech, LP and Deutche Bank Securities Inc., KeyBanc Capital Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of the initial purchasers (Filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on July 25, 2014)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QualityTech, LP)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QualityTech, LP)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (QualityTech, LP)

101	The following materials from QTS Realty Trust, Inc.’s and QualityTech, LP’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of equity and partners’ capital, (iv) condensed consolidated statements of cash flow, and (v) the notes to the condensed consolidated financial statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: May 4, 2015	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: May 4, 2015	/s/ William H. Schafer
William H. Schafer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

QualityTech, LP

By: QTS Realty Trust, Inc.,
its general partner

DATE: May 4, 2015	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: May 4, 2015	/s/ William H. Schafer
William H. Schafer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

