Form 10-Q
period 2015-06-30
QTS Realty Trust, Inc.; QualityTech, LP
filed 2015-08-07
CIK 1577368, 1561164

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36109

QTS Realty Trust, Inc.

QualityTech, LP

(Exact name of registrant as specified in its charter)

Maryland (QTS Realty Trust, Inc.)	46-2809094
Delaware (QualityTech, LP) (State or other jurisdiction of incorporation or organization)	27-0707288 (I.R.S. Employer Identification No.)
12851 Foster Street, Overland Park, Kansas	66213
(Address of principal executive offices)	(Zip Code)

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

There were 40,825,412 shares of Class A common stock, $0.01 par value per share, and 133,000 shares of Class B common stock, $0.01 par value per share, of QTS Realty Trust, Inc. outstanding on August 6, 2015.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q of QTS Realty Trust, Inc. (“QTS”) and QualityTech, LP, a Delaware limited partnership, which is our operating partnership (the “Operating Partnership”).

Management operates QTS and the Operating Partnership as one business. The management of QTS consists of the same employees as the management of the Operating Partnership. QTS is the sole general partner of the Operating Partnership, and, as of June 30, 2015, its only material asset consisted of its ownership of approximately 85.4% of the Operating Partnership. QTS does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. QTS has not issued or guaranteed any indebtedness. Except for net proceeds from public equity issuances by QTS, which are contributed to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership, the Operating Partnership generates all remaining capital required by our business through its operations, the direct or indirect incurrence of indebtedness, and the issuance of partnership units. Therefore, as general partner with control of the Operating Partnership, QTS consolidates the Operating Partnership for financial reporting purposes.

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

2

QTS Realty Trust, Inc.

QualityTech, LP

Form 10-Q

For the Quarterly Period Ended June 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands except share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Real Estate Assets
Land	$52,430	$48,577
Buildings and improvements	1,073,120	914,286
Less: Accumulated depreciation	(205,284)	(180,167)
	920,266	782,696
Construction in progress	320,885	214,719
Real Estate Assets, net	1,241,151	997,415

Cash and cash equivalents	10,744	10,788
Rents and other receivables, net	30,548	15,579
Acquired intangibles, net	122,005	18,000
Deferred costs, net	38,013	37,058
Prepaid expenses	7,132	3,079
Goodwill	173,237	-
Other assets, net	29,198	24,640
TOTAL ASSETS	$1,652,028	$1,106,559
LIABILITIES
Mortgage notes payable	$70,000	$86,600
Unsecured credit facility	330,000	239,838
Senior notes, net of discount	297,852	297,729
Capital lease and lease financing obligations	56,211	13,062
Accounts payable and accrued liabilities	92,708	64,607
Dividends and distributions payable	15,322	10,705
Advance rents, security deposits and other liabilities	19,444	3,302
Deferred income taxes	16,449	-
Deferred income	19,557	10,531
TOTAL LIABILITIES	917,543	726,374
EQUITY
Common stock, $0.01 par value, 450,133,000 shares authorized, 40,881,002 and 29,408,138 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	409	294
Additional paid-in capital	664,751	324,917
Accumulated dividends in excess of earnings	(38,014)	(22,503)
Total stockholders’ equity	627,146	302,708
Noncontrolling interests	107,339	77,477
TOTAL EQUITY	734,485	380,185
TOTAL LIABILITIES AND EQUITY	$1,652,028	$1,106,559

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2015	2014	2015	2014
Rental	$52,193	$41,966	$101,526	$82,545
Recoveries from customers	5,582	3,852	11,246	7,543
Cloud and managed services	8,220	4,970	14,015	9,201
Other	2,122	550	2,716	992
Total revenues	68,117	51,338	129,503	100,281
Operating Expenses:
Property operating costs	22,031	16,529	41,367	32,752
Real estate taxes and insurance	1,474	1,118	2,959	2,336
Depreciation and amortization	18,062	13,817	34,305	27,064
General and administrative	14,615	11,473	28,453	22,251
Restructuring	-	1,046	-	1,046
Transaction and integration costs	4,669	1,089	4,774	1,153
Total operating expenses	60,851	45,072	111,858	86,602
Operating income	7,266	6,266	17,645	13,679

Other income and expenses:
Interest income	1	-	1	8
Interest expense	(4,799)	(2,208)	(10,141)	(4,273)
Other (expense) income, net	(83)	(110)	(83)	(110)
Income before taxes	2,385	3,948	7,422	9,304
Tax benefit (expense) of taxable REIT subsidiaries	3,135	(27)	3,135	(55)
Net income	5,520	3,921	10,557	9,249
Net income attributable to noncontrolling interests	(888)	(831)	(1,843)	(1,961)
Net income attributable to QTS Realty Trust, Inc.	4,632	3,090	8,714	7,288
Unrealized gain on swap	-	127	-	232
Comprehensive income	$4,632	$3,217	$8,714	$7,520

Net income per share attributable to common shares:
Basic	$0.13	$0.11	$0.26	$0.25
Diluted	0.12	0.11	0.25	0.25

Weighted average common shares outstanding:
Basic	36,668,755	29,016,774	33,996,467	29,001,374
Diluted	44,444,104	37,009,746	41,867,944	36,934,210

 See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands)

				Accumulated	Total
	Common stock		Additional	dividends in	stockholders'	Noncontrolling
	Shares	Amount	paid-in capital	excess of earnings	equity	interest	Total
Balance January 1, 2015	29,408	$294	$324,917	$(22,503)	$302,708	$77,477	$380,185
Issuance of shares through equity award plan	193	2	(2)	-	-	-	-
Reclassification of noncontrolling interest upon conversion of partnership units to common stock	530	5	6,196	-	6,201	(6,201)	-
Equity-based compensation expense	-	-	2,590	-	2,590	548	3,138
Net proceeds from equity offering	10,750	108	331,050	-	331,158	38,151	369,309
Dividends to shareholders	-	-	-	(24,225)	(24,225)	-	(24,225)
Distributions to noncontrolling interests	-	-	-	-	-	(4,479)	(4,479)
Net income	-	-	-	8,714	8,714	1,843	10,557
Balance June 30, 2015	40,881	$409	$664,751	$(38,014)	$627,146	$107,339	$734,485

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the six months ended June 30, 2015 and 2014

Cash flow from operating activities:	2015	2014
Net income	$10,557	$9,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,475	25,668
Amortization of deferred loan costs	1,585	1,314
Amortization of senior notes discount	123	-
Equity-based compensation expense	3,138	1,976
Bad debt expense	366	269
Write off of deferred loan costs	83	110
Deferred tax benefit	(3,135)	-
Changes in operating assets and liabilities
Rents and other receivables, net	(1,556)	1,592
Prepaid expenses	(2,760)	(2,501)
Other assets	(326)	(252)
Accounts payable and accrued liabilities	(1,823)	(7,996)
Advance rents, security deposits and other liabilities	(454)	(64)
Deferred income	1,888	285
Net cash provided by operating activities	41,161	29,650
Cash flow from investing activities:
Acquisitions, net of cash acquired	(288,865)	(73,300)
Additions to property and equipment	(170,150)	(114,157)
Cash used in investing activities	(459,015)	(187,457)
Cash flow from financing activities:
Credit facility proceeds	350,162	182,500
Debt repayment	(260,000)	-
Payment of deferred financing costs	(512)	(924)
Payment of cash dividends	(19,673)	(15,368)
Distribution to noncontrolling interests	(4,414)	(4,654)
Principal payments on capital lease obligations	(1,227)	(367)
Scheduled mortgage principal debt repayments	(16,600)	(1,100)
Equity proceeds, net of costs	370,074	-
Net cash provided by financing activities	417,810	160,087

Net (decrease) increase in cash and cash equivalents	(44)	2,279
Cash and cash equivalents, beginning of period	10,788	5,210
Cash and cash equivalents, end of period	$10,744	$7,489

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$8,866	$2,973
Noncash investing and financing activities:
Accrued capital additions	$56,366	$32,638
Capital lease and lease financing obligations assumed	$43,832	$-

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Real Estate Assets
Land	$52,430	$48,577
Buildings and improvements	1,073,120	914,286
Less: Accumulated depreciation	(205,284)	(180,167)
	920,266	782,696
Construction in progress	320,885	214,719
Real Estate Assets, net	1,241,151	997,415

Cash and cash equivalents	10,744	10,788
Rents and other receivables, net	30,548	15,579
Acquired intangibles, net	122,005	18,000
Deferred costs, net	38,013	37,058
Prepaid expenses	7,132	3,079
Goodwill	173,237	-
Other assets, net	29,198	24,640
TOTAL ASSETS	$1,652,028	$1,106,559
LIABILITIES
Mortgage notes payable	$70,000	$86,600
Unsecured credit facility	330,000	239,838
Senior notes, net of discount	297,852	297,729
Capital lease and lease financing obligations	56,211	13,062
Accounts payable and accrued liabilities	92,708	64,607
Dividends and distributions payable	15,322	10,705
Advance rents, security deposits and other liabilities	19,444	3,302
Deferred income taxes	16,449	-
Deferred income	19,557	10,531
TOTAL LIABILITIES	917,543	726,374
PARTNERS' CAPITAL
Partners' capital	734,485	380,185
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,652,028	$1,106,559

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2015	2014	2015	2014
Rental	$52,193	$41,966	$101,526	$82,545
Recoveries from customers	5,582	3,852	11,246	7,543
Cloud and managed services	8,220	4,970	14,015	9,201
Other	2,122	550	2,716	992
Total revenues	68,117	51,338	129,503	100,281
Operating Expenses:
Property operating costs	22,031	16,529	41,367	32,752
Real estate taxes and insurance	1,474	1,118	2,959	2,336
Depreciation and amortization	18,062	13,817	34,305	27,064
General and administrative	14,615	11,473	28,453	22,251
Restructuring	-	1,046	-	1,046
Transaction and integration costs	4,669	1,089	4,774	1,153
Total operating expenses	60,851	45,072	111,858	86,602
Operating income	7,266	6,266	17,645	13,679

Other income and expenses:
Interest income	1	-	1	8
Interest expense	(4,799)	(2,208)	(10,141)	(4,273)
Other (expense) income, net	(83)	(110)	(83)	(110)
Income before taxes	2,385	3,948	7,422	9,304
Tax benefit (expense) of taxable REIT subsidiaries	3,135	(27)	3,135	(55)
Net income	5,520	3,921	10,557	9,249
Unrealized gain on swap	-	127	-	232
Comprehensive income	$5,520	$4,048	$10,557	$9,481

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(unaudited and in thousands)

	Limited Partners' Capital		General Partner's Capital
	Units	Amount	Units	Amount	Total
Balance January 1, 2015	36,935	$380,185	1	$-	$380,185
Issuance of shares through equity award plan	193	-	-	-	-
Equity-based compensation expense	-	3,138	-	-	3,138
Net proceeds from QTS Realty Trust, Inc. equity offering	10,750	369,309	-	-	369,309
Dividends to QTS Realty Trust, Inc.	-	(24,225)	-	-	(24,225)
Partnership distributions	-	(4,479)	-	-	(4,479)
Net income	-	10,557	-	-	10,557
Balance June 30, 2015	47,878	$734,485	1	$-	$734,485

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the six months ended June 30, 2015 and 2014

Cash flow from operating activities:	2015	2014
Net income	$10,557	$9,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,475	25,668
Amortization of deferred loan costs	1,585	1,314
Amortization of senior notes discount	123	-
Equity-based compensation expense	3,138	1,976
Bad debt expense	366	269
Write off of deferred loan costs	83	110
Deferred tax benefit	(3,135)	-
Changes in operating assets and liabilities
Rents and other receivables, net	(1,556)	1,592
Prepaid expenses	(2,760)	(2,501)
Other assets	(326)	(252)
Accounts payable and accrued liabilities	(1,823)	(7,996)
Advance rents, security deposits and other liabilities	(454)	(64)
Deferred income	1,888	285
Net cash provided by operating activities	41,161	29,650
Cash flow from investing activities:
Acquisitions, net of cash acquired	(288,865)	(73,300)
Additions to property and equipment	(170,150)	(114,157)
Cash used in investing activities	(459,015)	(187,457)
Cash flow from financing activities:
Credit facility proceeds	350,162	182,500
Debt repayment	(260,000)	-
Payment of deferred financing costs	(512)	(924)
Payment of cash dividends	(19,673)	(15,368)
Partnership distributions	(4,414)	(4,654)
Principal payments on capital lease obligations	(1,227)	(367)
Scheduled mortgage principal debt repayments	(16,600)	(1,100)
Equity proceeds, net of costs	370,074	-
Net cash provided by financing activities	417,810	160,087

Net (decrease) increase in cash and cash equivalents	(44)	2,279
Cash and cash equivalents, beginning of period	10,788	5,210
Cash and cash equivalents, end of period	$10,744	$7,489

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$8,866	$2,973
Noncash investing and financing activities:
Accrued capital additions	$56,366	$32,638
Capital lease and lease financing obligations assumed	$43,832	$-

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

QUALITYTECH, LP

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

QTS Realty Trust, Inc. (“QTS”) through its controlling interest in QualityTech, LP (the “Operating Partnership” and collectively with QTS and their subsidiaries, the “Company”) and the subsidiaries of the Operating Partnership, is engaged in the business of owning, acquiring, redeveloping and managing multi-tenant data centers. The Company’s portfolio consists of 25 wholly-owned and leased properties with data centers located throughout the United States, Canada, Europe and the Asia-Pacific region.

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

Concurrently with the completion of the IPO, the Company consummated a series of transactions, including the merger of General Atlantic REIT, Inc. with the Company, pursuant to which the Company became the sole general partner and majority owner of QualityTech, LP, the Operating Partnership. QTS contributed the net proceeds received from the IPO to the Operating Partnership in exchange for partnership units therein. As of June 30, 2015, QTS owned approximately 85.4% of the interests in the Operating Partnership. Substantially all of QTS’ assets are held by, and QTS’ operations are conducted through, the Operating Partnership. QTS’ interest in the Operating Partnership entitles QTS to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to QTS’ percentage ownership. As the sole general partner of the Operating Partnership, QTS generally has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners. QTS’ board of directors manages the Company’s business and affairs.

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

Management operates QTS and the Operating Partnership as one business. The management of QTS consists of the same employees as the management of the Operating Partnership. QTS is the sole general partner of the Operating Partnership, and its only material asset consists of its ownership interest in the Operating Partnership. QTS does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. QTS has not issued or guaranteed any indebtedness. Except for net proceeds from public equity issuances by QTS, which are contributed to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership, the Operating Partnership generates all remaining capital required by the business through its operations, the direct or indirect incurrence of indebtedness, and the issuance of partnership units. As general partner with control of the Operating Partnership, QTS consolidates the Operating Partnership for financial reporting purposes.

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

As discussed above, QTS owns no operating assets and has no operations independent of the Operating Partnership and its subsidiaries. Also, the Operating Partnership owns no operating assets and has no operations independent of its subsidiaries. Obligations under the 5.875% Senior Notes due 2022 and the unsecured credit facility, both discussed in Note 5, are fully, unconditionally, and jointly and severally guaranteed by the Operating Partnership’s existing subsidiaries, other than QTS Finance Corporation, the co-issuer of the 5.875% Senior Notes due 2022, and entities related to Carpathia Hosting, Inc. The indenture governing the 5.875% Senior Notes due 2022 restricts the ability of the Operating Partnership to make distributions to QTS, subject to certain exceptions, including distributions required in order for QTS to maintain its status as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

The interim condensed consolidated financial statements of QTS Realty Trust, Inc. for the three and six months ended June 30, 2015 and 2014, and as of June 30, 2015 and December 31, 2014 present the accounts of QTS Realty Trust, Inc. and its majority owned subsidiaries. This includes the operating results of the Operating Partnership for all periods presented.

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

Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. For the three months ended June 30, 2015, depreciation expense related to real estate assets and non-real estate assets was $12.4 million and $1.7 million, respectively, for a total of $14.1 million. For the three months ended June 30, 2014, depreciation expense related to real estate assets and non-real estate assets was $9.1 million and $1.6 million, respectively, for a total of $10.7 million. For the six months ended June 30, 2015, depreciation expense related to real estate assets and non-real estate assets was $23.3 million and $3.6 million, respectively, for a total of $26.9 million. For the six months ended June 30, 2014, depreciation expense related to real estate assets and non-real estate assets was $17.9 million and $3.0 million, respectively, for a total of $20.9 million. The Company capitalizes certain development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset is ready for its intended use. Capitalization of such costs, excluding interest, aggregated to $2.6 million and $2.5 million for the three months ended June 30, 2015 and 2014, respectively, and $5.9 million and $4.7 million for the six months ended June 30, 2015 and 2014, respectively. Interest is capitalized during the period of development by first applying the Company’s actual borrowing rate on the related asset and second, to the extent necessary, by applying the Company’s weighted average effective borrowing rate to the actual development and other costs expended during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $2.4 million and $1.8 million for the three months ended June 30, 2015 and 2014, respectively, and $4.4 million and $3.4 million for the six months ended June 30, 2015 and 2014, respectively.

Acquisitions – Acquisitions of real estate and other entities are either accounted for as asset acquisitions or business combinations depending on facts and circumstances. Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired in accordance with the accounting requirements of ASC 805, Business Combinations, which requires the recording of net assets of acquired businesses at fair value. The fair value of the consideration transferred is allocated to the acquired tangible assets, consisting primarily of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases, value of customer relationships, trade names, software intangibles and capital leases. The excess of the fair value of liabilities assumed, common stock issued and cash paid over the fair value of identifiable assets acquired is allocated to goodwill, which is not amortized by the Company.

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

Acquired in-place leases are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Amortization of acquired in place lease costs totaled $0.5 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and $0.9 million and $1.3 million for the six months ended June 30, 2015 and 2014, respectively. This amortization expense is accounted for as real estate amortization expense.

Acquired customer relationships are amortized as amortization expense on a straight-line basis over the expected life of the customer relationship. Amortization of acquired customer relationships totaled $0.6 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and $0.9 million and $0.7 million for the six months ended June 30, 2015 and 2014, respectively. This amortization expense is accounted for as real estate amortization expense.

Other acquired intangible assets, which includes platform, above or below market leases, and trade name intangibles, are amortized on a straight-line basis over their respective expected lives. Platform and trade name intangibles are amortized as amortization expense, which totaled $0.2 million for the three and six months ended June 30, 2015. Above or below market leases are amortized as rent expense, which was immaterial for the three and six months ended June 30, 2015. There was no amortization expense related to platform and trade name intangibles for the three and six months ended June 30, 2014. The expense associated with above and below market leases is accounted for as real estate expense, whereas the expense associated with the amortization of platform and trade name intangibles is accounted for as non-real estate expense.

See Note 3 for discussion of the preliminary purchase price allocation for the acquisition of Carpathia Hosting, Inc. on June 16, 2015, as well as the final purchase price allocation for the Princeton facility that the Company acquired on June 30, 2014.

Impairment of Long-Lived and Intangible Assets – The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is generally measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. No impairment losses were recorded for the three and six months ended June 30, 2015 and 2014, respectively.

As a result of the Carpathia acquisition in June 2015, the Company recognized approximately $173 million in goodwill. The fair value of goodwill is the consideration transferred which is not allocable to identifiable intangible and tangible assets. The Company believes that it has one reporting unit for goodwill purposes, thus will assess goodwill for impairment at least annually on that basis. Based on the initial purchase price allocation, the Company does not believe there is any immediate impairment that would need to be recognized in relation to goodwill.

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

Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Amortization of the deferred financing costs was $0.8 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and $1.6 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively. During the three months ended June 30, 2015, the Company wrote off unamortized financing costs of $0.1 million in connection with the repayment of the Atlanta Metro equipment loan, as discussed in Note 5. During the three months ended June 30, 2014, the Company wrote off unamortized financing costs of $0.1 million in connection with the modification of its credit facility that is secured by the Richmond data center. Deferred financing costs, net of accumulated amortization are as follows:

	June 30,	December 31,
(dollars in thousands)	2015	2014
	(unaudited)

Deferred financing costs	$18,581	$18,152
Accumulated amortization	(3,303)	(1,683)
Deferred financing costs, net	$15,278	$16,469

Deferred leasing costs consist of external fees and internal costs incurred in the successful negotiations of leases and are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $2.8 million and $2.1 million for the three months ended June 30, 2015 and 2014, respectively, and $5.5 million and $4.2 million for the six months ended June 30, 2015 and 2014, respectively. Deferred leasing costs, net of accumulated amortization are as follows (excluding $2.9 million, net of amortization, related to a leasing arrangement at the Company’s Princeton facility in 2014):

	June 30,	December 31,
(dollars in thousands)	2015	2014
	(unaudited)

Deferred leasing costs	$33,154	$26,799
Accumulated amortization	(13,380)	(9,378)
Deferred leasing costs, net	$19,774	$17,421

Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. The Company records this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $19.6 million and $10.5 million as of June 30, 2015 and December 31, 2014, respectively. Additionally, $1.4 million and $1.2 million of deferred income was amortized into revenue for the three months ended June 30, 2015 and 2014, respectively, and $2.7 million and $2.4 million for the six months ended June 30, 2015 and 2014, respectively.

Interest Rate Derivative Instruments – The Company utilizes derivatives to manage its interest rate exposure. During February 2012, the Company entered into interest rate swaps with a notional amount of $150 million which were cash flow hedges and qualified for hedge accounting. For these hedges, the effective portion of the change in fair value was recognized through other comprehensive income or loss. Amounts were reclassified out of other comprehensive income (loss) as the hedged item was recognized in earnings, either for ineffectiveness or for amounts paid relating to the hedge. The Company reflected all changes in the fair value of the swaps in other comprehensive income (loss) during the three and six months ended June 30, 2014, as there was no ineffectiveness recorded in that period. The Company had no interest rate swaps outstanding at June 30, 2015 and December 31, 2014.

Equity-based Compensation – All equity-based compensation is measured at fair value on the grant date or date of modification, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as a liability or as equity in the consolidated balance sheets. Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification. Equity-based compensation expense net of forfeited and repurchased awards was $1.8 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively, and $3.1 million and $2.0 million for the six months ended June 30, 2015 and 2014, respectively.

Rental Revenue – The Company, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $5.8 million and $4.0 million as of June 30, 2015 and December 31, 2014, respectively. Rental revenue also includes amortization of set-up fees which are amortized over the term of the respective lease as discussed above.

Cloud and Managed Services Revenue – The Company may provide both its cloud product and use of its managed services to its customers on an individual or combined basis. Service fee revenue is recognized as the revenue is earned, which generally coincides with the services being provided.

Allowance for Uncollectible Accounts Receivable – Rents receivable are recognized when due and are carried at cost, less an allowance for doubtful accounts. The Company records a provision for losses on rents receivable equal to the estimated uncollectible accounts, which is based on management’s historical experience and a review of the current status of the Company’s receivables. As necessary, the Company also establishes an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. The aggregate allowance for doubtful accounts was $5.2 million and $3.7 million as of June 30, 2015 and December 31, 2014, respectively.

Capital Leases and Lease Financing Obligations – The Company evaluates leased real estate to determine whether the lease should be classified as a capital or operating lease in accordance with U.S GAAP.

The Company periodically enters into capital leases for certain equipment. In addition, through its acquisition of Carpathia Hosting, Inc. (“Carpathia”) on June 16, 2015, the Company is now party to capital leases for property and equipment, as well as financing obligations related to a sale-leaseback transaction. The outstanding liabilities for the capital leases were $32.3 million and $13.1 million as of June 30, 2015 and December 31, 2014, respectively. The outstanding liabilities for the lease financing obligations were $23.9 million as of June 30, 2015. The value of the assets associated with these leases approximates the outstanding obligations as of June 30, 2015 and December 31, 2014, respectively. Depreciation related to the associated assets is included in depreciation and amortization expense in the Statements of Operations and Comprehensive Income.

See Note 3 for further discussion of the acquisition of Carpathia and Note 5 for further discussion of capital leases and lease financing obligations.

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

Segment Information – The Company manages its business as one operating segment and thus one reportable segment consisting of a portfolio of investments in data centers located in the United States, Canada, Europe and the Asia-Pacific region.

Customer Concentrations – As of June 30, 2015, one of the Company’s customers represented 7.3% of its total monthly rental revenue. No other customers exceeded 5% of total monthly rental revenue.

As of June 30, 2015, three of the Company’s customers exceeded 5% of total accounts receivable. In aggregate, these three customers accounted for 36% of total accounts receivable. Two of these three customers individually exceeded 10% of total accounts receivable.

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

As of December 31, 2014, the taxable REIT subsidiary’s deferred tax assets were primarily the result of U.S. net operating loss carryforwards. A valuation allowance was recorded against its gross deferred tax asset balance as of December 31, 2014. As a result of the acquisition of Carpathia, the Company has determined that it is more likely than not that pre-existing deferred tax assets will be realized by the combined entity, and the valuation allowance should be eliminated. The change in the valuation allowance resulting from the change in circumstances is included in income, recognized in deferred income tax benefit in the three and sixth months ended June 30, 2015.

Fair Value Measurements – ASC Topic 820, Fair Value Measurements, emphasizes that fair-value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, a fair-value hierarchy is established that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

As the Company’s previous interest rate swaps matured on September 28, 2014, there are no financial assets or liabilities measured at fair value on a recurring basis on the consolidated balance sheets as of June 30, 2015 and December 31, 2014.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the current revenue recognition requirements in ASC 606, Revenue Recognition. Under this new guidance, entities should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This ASU also requires enhanced disclosures. In July 2015, the FASB finalized its decision to delay the effective date of the amendments in this ASU by one year, and as such, they are effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted; however, entities are not permitted to adopt the standard earlier than December 15, 2016, the original effective date. Retrospective and modified retrospective application is allowed. The Company is currently assessing the impact of this standard on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not as a separate deferred charge. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In June 2015, the Securities and Exchange Commission (“SEC”) stated that given the absence of authoritative guidance within this ASU for debt issuance costs related to revolving debt arrangements, the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. This announcement confirms that revolver arrangement costs are not within the scope of this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The amendments are required to be applied on a retrospective basis, and upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. Adoption of this standard will affect the Company’s Consolidated Balance Sheets.

3. Acquisitions

Carpathia Acquisition

On June 16, 2015, the Company completed the acquisition of 100% of the outstanding stock of Carpathia Hosting, Inc. (“Carpathia”), a Virginia-based colocation, cloud and managed services provider for approximately $326 million (as defined in the purchase and sale agreement). Upon completion of this acquisition, the Company assumed all of the assets and liabilities of Carpathia Acquisition, Inc. Carpathia Acquisition, Inc. and its subsidiaries, including Carpathia, became indirect, wholly-owned subsidiaries of the Company. Carpathia is a provider of colocation, hybrid cloud and Infrastructure-as-a-Service (IaaS) servicing enterprise customers and federal agencies, with a customer base of approximately 230 customers as of June 16, 2015. Carpathia utilizes eight domestic data centers located in Dulles, Virginia; Phoenix, Arizona; San Jose, California; Harrisonburg, Virginia and Ashburn, Virginia; and five international data centers located in Toronto; Amsterdam; London; Hong Kong and Sydney.

The Company accounted for this acquisition in accordance with ASC 805, Business Combinations, as a business combination. The preliminary purchase price allocation was based on an assessment of the fair value of the assets acquired and liabilities assumed, and excludes acquisition-related costs which in accordance with ASC 805 were expensed as incurred. The Company is valuing the assets acquired and liabilities assumed using Level 3 inputs.

The following table summarizes the consideration for the Carpathia acquisition and the preliminary allocation of the fair value of assets acquired and liabilities assumed at the acquisition date (in thousands). This allocation is subject to change pending the final valuation of these assets and liabilities:

June 16, 2015
Land	$1,130
Buildings and improvements	79,372
Construction in process	12,127
Acquired intangibles, net	89,847
Net working capital	2,569
Total identifiable assets acquired	185,045

Capital lease and lease financing obligations	43,832
Deferred income taxes	19,766
Total liabilities assumed	63,598

Net identifiable assets acquired	121,447
Goodwill	173,237
Net assets acquired	$294,684

Goodwill recognized in the transaction relates primarily to anticipated operating synergies, Carpathia’s in-place workforce and access to Carpathia’s broader customer base. Based on the preliminary purchase price allocation, amortization expenses relative to the intangible assets acquired are expected to be approximately $5.9 million, $10.9 million, $10.9 million, $8.8 million and $6.6 million for the years ended December 31, 2015 through December 31, 2019, respectively.

The following table represents the pro forma condensed consolidated statements of operations for the three-month periods ended June 30, 2015 and 2014, and for the six-month periods ended June 30, 2015 and 2014 (in thousands):

	(Unaudited) Pro Forma Condensed Consolidated Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$90,984	$75,493	$174,309	$147,877
Net income	$9,363	$4,804	$16,500	$8,766

These amounts have been calculated after applying the Company’s accounting policies, and give effect to the Carpathia acquisition, related issuance of equity and certain historical transactions as if they had occurred on January 1, 2014, including the acquisition of the Princeton, NJ facility discussed below, the issuance of $300 million of senior unsecured notes, the issuance of approximately $387 million of Class A common stock, the acquisition of the Chicago, IL facility and the modification of the unsecured credit facility and the credit facility secured by the Richmond Property resulting in decreased interest rates on both. The purchase price allocation for this acquisition has been prepared on a preliminary basis. Accordingly, the purchase accounting adjustments made in connection with the development of the unaudited pro forma consolidated statements of operations are preliminary and subject to change.

The unaudited pro forma condensed consolidated financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the transactions noted above been consummated on January 1, 2014, nor does it purport to represent the results of operations for future periods.

Revenue and net income generated by Carpathia subsequent to the Company’s acquisition from June 16, 2015 to June 30, 2015 were $3.7 million and $0.2 million, respectively.

Princeton Acquisition

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

The Company accounted for this acquisition in accordance with ASC 805, Business Combinations, as a business combination. The preliminary purchase price allocation was based on an assessment of the fair value of the assets acquired, and excludes acquisition-related costs which in accordance with ASC 805 were expensed as incurred. The Company acquired the Princeton facility on June 30, 2014. The Company valued the assets acquired using Level 3 inputs.

In June 2015, the Company finalized the Princeton facility purchase price allocation. The following table summarizes the consideration for the Princeton facility and the final valuation of the fair value of assets acquired as of June 30, 2015 (in thousands):

	Princeton facility	Weighted average useful life
Buildings	$32,126	40
Land	20,700	N/A
Acquired intangibles	30,634	13
Deferred costs	3,290	10
Other assets	297	10
Intangible liabilities	(13,747)	17
Total purchase price	$73,300

4. Real Estate Assets and Construction in Progress

The following is a summary of properties owned or leased by the Company as of June 30, 2015 and December 31, 2014 (in thousands):

As of June 30, 2015 (unaudited):

Property Location	Land	Buildings and Improvements	Construction in Progress	Total Cost

Owned Properties
Suwanee, Georgia (Atlanta-Suwanee)	$3,521	$143,672	$13,699	$160,892
Atlanta, Georgia (Atlanta-Metro)	15,396	374,600	36,183	426,179
Santa Clara, California*	-	92,614	916	93,530
Richmond, Virginia	2,180	166,030	107,770	275,980
Sacramento, California	1,481	60,179	524	62,184
Princeton, New Jersey	20,700	32,572	272	53,544
Dallas-Fort Worth, Texas	5,808	61,863	111,247	178,918
Chicago, Illinois	-	-	35,491	35,491
Miami, Florida	1,777	28,875	1,192	31,844
Lenexa, Kansas	437	3,466	21	3,924
Wichita, Kansas	-	1,409	-	1,409
	51,300	965,280	307,315	1,323,895

Leased Properties
Carpathia properties ***	1,130	79,372	12,127	92,629
Jersey City, New Jersey	-	27,611	1,404	29,015
Overland Park, Kansas **	-	857	39	896
	1,130	107,840	13,570	122,540
	$52,430	$1,073,120	$320,885	$1,446,435

* Owned facility subject to long-term ground sublease.
** This does not include the portion of the business that is used for QTS office space or other real estate not used by customers.
*** Includes 13 facilities. All facilities are leased, including those subject to capital leases.

As of December 31, 2014:

Property Location	Land	Buildings and Improvements	Construction in Progress	Total Cost

Owned Properties
Suwanee, Georgia (Atlanta-Suwanee)	$3,521	$138,991	$6,345	$148,857
Atlanta, Georgia (Atlanta-Metro)	15,397	356,122	22,693	394,212
Santa Clara, California*	-	90,332	650	90,982
Richmond, Virginia	2,180	127,080	71,794	201,054
Sacramento, California	1,481	60,094	278	61,853
Princeton, New Jersey	17,976	35,951	90	54,017
Dallas-Fort Worth, Texas	5,808	44,053	89,982	139,843
Chicago, Illinois	-	-	21,786	21,786
Miami, Florida	1,777	28,786	129	30,692
Lenexa, Kansas	437	3,298	25	3,760
Wichita, Kansas	-	1,409	-	1,409
	48,577	886,116	213,772	1,148,465

Leased Properties
Jersey City, New Jersey	-	27,318	920	28,238
Overland Park, Kansas **	-	852	27	879
	-	28,170	947	29,117
	$48,577	$914,286	$214,719	$1,177,582

_____________________________

* Owned facility subject to long-term ground sublease.
** This does not include the portion of the business that is used for QTS office space or other real estate not used by customers.

5. Debt

Below is a listing of the Company’s outstanding debt, including capital leases and lease financing obligations, as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
	(Unaudited)

Unsecured Credit Facility	$330,000	$239,838
Senior Notes, net of discount	297,852	297,729
Richmond Credit Facility	70,000	70,000
Atlanta-Metro Equipment Loan	-	16,600
Capital Lease and Lease Financing Obligations	56,211	13,062
Total	$754,063	$637,229

Credit Facilities, Senior Notes and Mortgage Notes Payable

(a) Unsecured Credit Facility – On May 1, 2013, the Company entered into a $575 million unsecured credit facility comprised of a five-year $225 million term loan and a four-year $350 million revolving credit facility with a one year extension, subject to satisfaction of certain conditions, and had the ability to expand the total credit facility by an additional $100 million subject to certain conditions set forth in the credit agreement. In July 2014, the Company’s term loan was reduced by $75 million to $150 million in connection with the issuance of the Senior Notes. On December 17, 2014, the Company amended and restated its unsecured credit facility to provide for a $650 million unsecured credit facility comprised of a five-year $100 million term loan maturing December 17, 2019 and a four-year $550 million revolving credit facility maturing December 17, 2018, with the option to extend one year until December 17, 2019, subject to the satisfaction of certain conditions. The lenders under the unsecured credit facility may issue up to $30 million in letters of credit subject to the satisfaction of certain conditions.  The total unsecured credit facility may be increased from the current capacity of $650 million to up to $850 million subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments. As of June 30, 2015, borrowings under the unsecured credit facility consisted of $230.0 million outstanding under the revolving credit facility and $100.0 million outstanding under the term loan.

The unsecured credit facility requires monthly interest payments and requires the Company to comply with various customary affirmative and negative covenants and quarterly financial covenant requirements relating to the debt service coverage ratio, fixed charge ratio, leverage ratio and tangible net worth and various other operational requirements. In connection with the unsecured credit facility, as of June 30, 2015, the Company had an additional $2.5 million letter of credit outstanding.

Amounts outstanding under the unsecured credit facility bear interest at a variable rate equal to, at the Company’s election, LIBOR or a base rate, plus a spread that will vary depending upon the Company’s leverage ratio. For revolving credit loans, the spread ranges from 1.70% to 2.25% for LIBOR loans and 0.70% to 1.25% for base rate loans. For term loans, the spread ranges from 1.65% to 2.20% for LIBOR loans and 0.65% to 1.20% for base rate loans. As of June 30, 2015, the weighted average interest rate for amounts outstanding under the unsecured credit facility was 1.87%.

(b) Senior Notes – On July 23, 2014, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the notes described below (collectively, the “Issuers”), issued $300 million aggregate principal amount of 5.875% Senior Notes due 2022 (the “Senior Notes”). The Senior Notes have an interest rate of 5.875% per annum, were issued at a price equal to 99.211% of their face value and mature on August 1, 2022. The proceeds from the offering were used to repay amounts outstanding under the unsecured credit facility, including $75 million outstanding under the term loan. The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries, Carpathia related subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS Realty Trust, Inc., the Issuers or any other subsidiary guarantor. The Company will not initially guarantee the Senior Notes and will not be required to guarantee the Senior Notes except under certain circumstances. The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of July 23, 2014, among the Operating Partnership, QTS Finance Corporation, the Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”).

On March 23, 2015, the SEC declared effective the Operating Partnership and QTS Finance Corporation’s registration statement on Form S-4 pursuant to which the issuers exchanged the originally issued Senior Notes for $300 million of 5.875% Senior Notes due 2022 (the “Exchange Notes”) that are registered under the Securities Act of 1933, as amended. The exchange offer was completed on April 23, 2015, and all outstanding originally issued Senior Notes were tendered. The Exchange Notes did not provide the Company with any additional proceeds and satisfied its obligations under a registration rights agreement entered into in connection with the issuance of the Senior Notes.

(c) Richmond Credit Facility – In December 2012, the Company entered into a credit facility secured by the Company’s Richmond data center (the “Richmond Credit Facility”). As of June 30, 2015, the Richmond Credit Facility had capacity of $120 million and includes an accordion feature that allows the Company to increase the size of the credit facility up to $200 million. The Richmond Credit Facility matures June 30, 2019. The Richmond Credit Facility requires the Company to comply with covenants similar to the unsecured credit facility.

Amounts outstanding under the Richmond Credit Facility bear interest at a variable rate equal to, at the Company’s election, LIBOR or a base rate, plus a spread that will range, depending upon the Company’s leverage ratio, from 2.10% to 2.85% for LIBOR loans or 1.10% to 1.85% for base rate loans. As of June 30, 2015, the interest rate for amounts outstanding under the Richmond Credit Facility was 2.29%.

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

(d) Atlanta-Metro Equipment Loan – On April 9, 2010, the Company entered into a $25 million loan to finance equipment related to an expansion project at the Company’s Atlanta-Metro data center (the “Atlanta-Metro Equipment Loan”). The loan originally required monthly interest-only payments and subsequently required monthly interest and principal payments. The loan bore interest at 6.85% and was scheduled to mature on June 1, 2020. This debt was repaid in June 2015 when its prepayment penalties expired.

The annual remaining principal payment requirements as of June 30, 2015 per the contractual maturities and excluding extension options, capital leases and lease financing obligations, are as follows (in thousands):

2015	$-
2016	-
2017	-
2018	230,000
2019	170,000
Thereafter	300,000
Total	$700,000

As of June 30, 2015, the Company was in compliance with all of its covenants.

Capital Leases

The Company has historically entered into capital leases for certain equipment. In addition, through its acquisition of Carpathia on June 16, 2015, the Company acquired capital leases of both equipment and certain properties. Total outstanding liabilities for capital leases were $32.3 million as of June 30, 2015, of which $19.6 million were assumed through the Carpathia acquisition, $19.2 million of which was related to the lease of real property. Carpathia had entered into capital lease arrangements for datacenter space under two lease agreements expiring in 2018 and 2019 at its Harrisonburg, Virginia and Ashburn, Virginia locations. Total recurring monthly payments range from approximately $0.2 million to $0.5 million during the terms of the leases, in addition to payments made for utilities. Depreciation related to the associated assets for the capital leases is included in depreciation and amortization expense in the Statements of Operations and Comprehensive Income.

Lease Financing Obligations

Through the acquisition of Carpathia, the Company acquired lease financing obligations totaling $23.9 million at June 30, 2015, of which $21.3 million related to a sale-leaseback transaction where Carpathia has continuing involvement. On December 23, 2011, Carpathia sold the shell of a building and the associated land to an unrelated third party. Carpathia leases the property back and is a party to an agreement with the same third party to construct a new building on the adjoining property for use as a data center. Carpathia is primarily responsible for financing the improvements and outfitting the building with the necessary equipment. The third party leases back the new building in stages to Carpathia as the various stages are completed. In accordance with ASC 840-40, Leases, Carpathia has continuing involvement with the related leased assets; therefore, the Company will continue to account for the existing building shell and the associated land as fixed assets and will capitalize the construction costs of the new building. The financing obligation related to the building and equipment was $19.6 million at June 30, 2015. In addition, due to Carpathia’s continuing involvement, it was required to defer a gain on the sale of the assets. The deferred gain was $1.7 million at June 30, 2015, and is also included in lease financing obligations.

The financing obligation is reduced as rental payments are made on the existing building, which payments started in January 2012. Rental payments, which include amounts attributable to both principal and interest, increased to approximately $0.2 million per month in March 2013, which is when the newly constructed building was inhabited by Carpathia. Depreciation expense on the related asset is included in depreciation and amortization expense in the Statements of Operations and Comprehensive Income.

The Company, through its acquisition of Carpathia, also has a lease financing agreement in connection with a $4.8 million tenant improvement allowance on one of its data center lease agreements. The financing requires monthly payments of principal and interest of less than $0.1 million through February 2019. The outstanding balance on the financing agreement was $2.6 million as of June 30, 2015. Depreciation expense on the related leasehold improvements is included in depreciation and amortization expense in the Statements of Operations and Comprehensive Income.

The following table summarizes the Company’s combined future payment obligations, excluding interest, as of June 30, 2015, on the capital leases and lease financing obligations above (in thousands):

2015	$6,450
2016	12,558
2017	12,388
2018	8,804
2019	2,461
Thereafter	13,550
Total	$56,211

6. Interest Rate Derivative Instruments

The Company entered into interest rate swap agreements with a notional amount of $150 million on February 8, 2012, which were designated as cash flow hedges for hedge accounting, and matured on September 28, 2014. For derivative instruments that are accounted for as hedges, the change in fair value for the effective portions of qualifying hedges is recorded through other comprehensive income (loss). The total amount of unrealized gains recorded in other comprehensive income (loss) for the six months ended June 30, 2014 was $0.2 million, with no unrealized gains or losses recorded for the six months ended June 30, 2015. Interest expense related to payments on interest rate swaps for the three and six months ended June 30, 2014 was $0.2 million and $0.3 million, respectively, with no interest expense recorded for the three and six months ended June 30, 2015.

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

As of June 30, 2015, the Operating Partnership had three classes of limited partnership units outstanding: Class A units of limited partnership interest (“Class A units”), Class RS LTIP units of limited partnership interest (“Class RS units”) and Class O LTIP units of limited partnership units (“Class O units”). The Class A Units are redeemable at any time on or after one year following the later of November 1, 2013 (which is the beginning of the first full calendar month following the completion of the IPO) or the date of initial issuance. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class RS units or Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). Class RS units and Class O units may be subject to vesting and are pari passu with Class A units. Each Class RS unit and Class O unit is convertible into Class A units by the Operating Partnership at any time or by the holder at any time following full vesting (if such unit is subject to vesting) based on formulas contained in the partnership agreement. In addition, upon certain circumstances set forth in the partnership agreement, vested Class RS units automatically convert into Class A units of the Operating Partnership.

QTS Realty Trust, Inc.

In connection with its IPO, QTS issued Class A common stock and Class B common stock. Class B common stock entitles the holder to 50 votes per share and was issued to enable the Company’s Chief Executive Officer to exchange 2% of his Operating Partnership units so he may have a vote proportionate to his economic interest in the Company. Also in connection with its IPO, QTS adopted the QTS Realty Trust, Inc. 2013 Equity Incentive plan (the “2013 Equity Incentive Plan”), which authorized 1.75 million shares of Class A common stock to be issued under the plan, including options to purchase Class A common stock, restricted Class A common stock, Class O units, and Class RS units. In March 2015, the Board of Directors approved an amendment to the 2013 Equity Incentive Plan to, among other things, increase the number of shares available for issuance under the plan by 3,000,000, subject to stockholder approval. The stockholders approved the amendment at the annual meeting of stockholders held on May 4, 2015, increasing the total number of shares available for issuance under the 2013 Equity Incentive Plan to 4,750,000.

The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the six months ended June 30, 2015:

	2010 Equity Incentive Plan					2013 Equity Incentive Plan
	Number of Class O units	Weighted average exercise price	Weighted average fair value	Number of Class RS units	Weighted average grant date value	Options	Weighted average exercise price	Weighted average fair value	Restricted Stock	Weighted average grant date value
Outstanding at December 31, 2014	1,518,717	$23.49	$3.75	74,625	$23.49	584,949	$22.87	$4.10	246,785	$29.13
Granted	—	—	—	—	—	312,997	36.14	8.02	186,070	35.95
Exercised/Vested (2)	(46,170)	20.62	4.74	—	—	(8,843)	21.80	3.80	(20,453)	23.26
Released from restriction (1)	—	—	—	(17,375)	25.00	—	—	—	—	—
Cancelled/Expired (3)	—	—	—	—	—	(8,594)	21.00	3.52	(9,625)	23.92
Outstanding at June 30, 2015	1,472,547	$23.58	$3.72	57,250	$23.03	880,509	$27.61	$5.50	402,777	$32.70

(1)	This represents Class RS units that upon vesting have converted to Operating Partnership units.
(2)	This represents the Class A common stock that has been released from restriction and which was not surrendered by the holder to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock.
(3)	Includes 9,625 restricted Class A common stock surrendered by certain employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock.

The assumptions and fair values for restricted stock and options to purchase shares of Class A common stock granted for the six months ended June 30, 2015 are included in the following table on a per unit basis. Class O units and options to purchase shares of Class A common stock were valued using the Black-Scholes model.

Three and Six Months Ended June 30, 2015
Fair value of restricted stock granted	$35.81-$37.64
Fair value of options granted	$8.00-$8.05
Expected term (years)	5.5-6.1
Expected volatility	33%
Expected dividend yield	3.50-3.57%
Expected risk-free interest rates	1.67-1.69%

The following table summarizes information about awards outstanding as of June 30, 2015.

	Operating Partnership Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Class RS Units	$-	57,250	2
Class O Units	$20-25	1,472,547	1
Total Operating Partnership awards outstanding		1,529,797

	QTS Realty Trust, Inc. Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Restricted stock	$-	402,777	3
Options to purchase Class A common stock	$21-36.54	880,509	1
Total QTS Realty Trust, Inc. awards outstanding		1,283,286

All nonvested LTIP unit awards are valued as of the grant date and generally vest ratably over a defined service period. Certain nonvested LTIP unit awards vest on the earlier of achievement by the Company of various performance goals or specified dates in 2015 and 2016. As of June 30, 2015 there were 0.6 million, 0.1 million, 0.4 million and 0.4 million nonvested Class O units, Class RS units, restricted Class A common stock and options to purchase Class A common stock outstanding, respectively. As of June 30, 2015 the Company had $16.8 million of unrecognized equity-based compensation expense which will be recognized over the remaining vesting period of up to 4 years. The total intrinsic value of the awards outstanding at June 30, 2015 was $44.1 million.

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

On January 7, 2015, the Company paid its regular quarterly cash dividend of $0.29 per common share and the Operating Partnership made a distribution to its partners of $0.29 per unit in an aggregate amount of $10.7 million. On April 7, 2015, the Company paid its regular quarterly cash dividend of $0.32 per common share and the Operating Partnership made a distribution to its partners of $0.32 per unit in an aggregate amount of $13.4 million.

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

On June 5, 2015, the Company issued 5,750,000 shares of QTS’ Class A common stock and GA QTS Interholdco, LLC, a selling stockholder, sold 1,250,000 shares of QTS’ Class A common stock at a price of $37.00 per share. The selling stockholder granted the underwriters a 30-day option to purchase an aggregate of up to an additional 1,050,000 shares of QTS’ Class A common stock at the public offering price, which the underwriters exercised. The Company used the net proceeds of approximately $203.7 million to fund a portion of the cash consideration payable by the Company in the Carpathia acquisition, and prior to such use, it used a portion of the net proceeds to repay amounts outstanding under its unsecured revolving credit facility and to pay off its Atlanta-Metro Equipment Loan. The

Company did not receive any proceeds from the offering of shares by the selling stockholder.

QTS Realty Trust, Inc. Employee Stock Purchase Plan

In June 2015, the Company established the QTS Realty Trust, Inc. Employee Stock Purchase Plan (the “Plan”) to give eligible employees the opportunity to purchase, through payroll deductions, shares of the Company’s Class A common stock in the open market by an independent broker selected by the Company’s Board of Directors (the “Board”) or the plan’s administrator. Eligible employees include all employees of the Company and its majority-owned subsidiaries (excluding executives) who have been employed for at least thirty days and who perform at least thirty hours of service per week for the Company. The Plan will be effective July 1, 2015 and will be administered by the Board or by a committee of one or more persons appointed by the Board. The Company has reserved 250,000 shares for purchase under the Plan and has also agreed to pay the brokerage commissions and fees associated with a Plan participant's purchase of shares. An eligible employee may deduct a minimum of $40 per month and a maximum of $2,000 per month towards the purchase of shares. On June 17, 2015, the Company filed a registration statement on Form S-8 to register the 250,000 shares of the Company’s Class A common stock related to the Plan.

9. Related Party Transactions

The Company periodically executes transactions with entities affiliated with its Chairman and Chief Executive Officer. Such transactions include automobile, furniture and equipment purchases as well as building operating lease payments and receipts, and reimbursement for the use of a private aircraft service by the Company’s officers and directors.

The transactions which occurred during the three and six months ended June 30, 2015 and 2014 are outlined below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014
Tax, utility, insurance and other reimbursement	$65	$115	$145	$167
Rent expense	254	257	507	519
Capital assets acquired	26	27	125	74
Total	$345	$399	$777	$760

10. Noncontrolling Interest

Concurrently with the completion of the IPO, QTS consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership.

Commencing at any time beginning November 1, 2014, at the election of the holders of the noncontrolling interest, the Class A units are redeemable for cash or, at the election of the Company, common stock of the Company on a one-for-one basis. During the first and second quarters of 2015, approximately 230,000 and 300,000 Class A units, respectively, were redeemed for the Company’s Class A common stock. As a result, the noncontrolling ownership interest of QualityTech, LP, after taking into account the Class A units redeemed, the grant of equity awards and the issuance of 5,000,000 and 5,750,000 shares of common stock in March and June 2015, respectively, was 14.6% at June 30, 2015.

11. Earnings per share of QTS Realty Trust, Inc.

Basic income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share adjusts basic income (loss) per share for the effects of potentially dilutive common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Net income available to common stockholders	$4,632	$3,090	$8,714	$7,288
Weighted average shares outstanding—basic	36,669	29,017	33,996	29,001
Net income per share—basic	$0.13	$0.11	$0.26	$0.25

Net income	$5,520	$3,921	$10,557	$9,249
Weighted average shares outstanding—diluted (1)	44,444	37,010	41,868	36,934
Net income per share—diluted	$0.12	$0.11	$0.25	$0.25

(1)	Includes 7,063 Class A and Class RS units, 492 “in the money” value of Class O units on an “as if” converted basis and 220 “in the money” value of options to purchase shares of Class A common stock on an “as if” converted basis as of the three months ended June 30, 2015, and 7,189 Class A and Class RS units, 464 “in the money” value of Class O units on an “as if” converted basis and 218 “in the money” value of options to purchase shares of Class A common stock on an “as if” converted basis as of the six months ended June 30, 2015. As of the three months ended June 30, 2014, this amount included 7,797 Class A and Class RS units, 89 “in the money” value of Class O units on as “as if” converted basis and 107 “in the money” value options to purchase shares of Class A common stock on an “as if” converted basis, and as of the six months ended June 30, 2014, this amount included 7,797 Class A and Class RS units, 57 “in the money” value of Class O units on an “as if” converted basis and 79 “in the money” value options to purchase shares of Class A common stock on as “as if” converted basis.

12. Customer Leases, as Lessor

Future minimum lease payments to be received under non-cancelable operating customer leases (inclusive of payments for contracts which have not yet commenced, and exclusive of recoveries of operating costs from customers) are as follows for the years ending December 31 (in thousands):

Period Ending December 31,
2015 (July - December)	$153,057
2016	266,881
2017	204,361
2018	135,643
2019	86,934
Thereafter	247,162
Total	$1,094,038

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

Short-term instruments: The carrying amounts of cash and cash equivalents and restricted cash approximate fair value.

Credit facilities, Senior Notes and mortgage notes payable: The fair value of the Company’s floating rate mortgage loans was estimated using Level 2 “significant other observable inputs” such as available market information based on borrowing rates that the Company believes it could obtain with similar terms and maturities. The Company’s unsecured credit facility and Richmond Credit Facility did not have interest rates which were materially different than current market conditions and therefore, the fair value of each of the credit facilities approximated the carrying value of each note. The fair value of the Company’s Senior Notes was estimated using Level 2 “significant other observable inputs,” primarily based on quoted market prices for the same or similar issuances. At June 30, 2015, the fair value of the Senior Notes was approximately $299.3 million.

Other debt instruments: The fair value of the Company’s other debt instruments (including capital leases and lease financing obligations) were estimated in the same manner as the credit facilities and mortgage notes payable above. Similarly, because each of these instruments did not have interest rates which were materially different than current market conditions and therefore, the fair value of each instrument approximated the respective carrying values.

14. Condensed Consolidating Financial Information

QualityTech, LP has no significant operations independent of its subsidiaries. Obligations under the Senior Notes are jointly and severally guaranteed by substantially all of our restricted subsidiaries, except for Carpathia Hosting, Inc. and its subsidiaries (the “Non-Guarantor Subsidiaries”).

The tables below present condensed consolidating financial statements for QualityTech, LP and its subsidiaries that guarantee the Senior Notes (the “Guarantor Subsidiaries”), and the Non-Guarantor Subsidiaries as of June 30, 2015, and for the three and six months ended June 30, 2015. As there were no Non-Guarantor Subsidiaries as of December 31, 2014 or for the three and six months ended June 30, 2014, no condensed consolidating financial statements are presented for those respective periods or dates. The financial information may not necessarily be indicative of the results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Interim Condensed Consolidating Balance Sheet
June 30, 2015
(in thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Real Estate Assets
Land	$51,300	$1,130	$-	$52,430
Buildings and improvements	993,748	79,372	-	1,073,120
Less: Accumulated depreciation	(204,606)	(678)	-	(205,284)
	840,442	79,824	-	920,266
Construction in progress	308,758	12,127	-	320,885
Real Estate Assets, net	1,149,200	91,951	-	1,241,151
Cash and cash equivalents	6,117	4,627	-	10,744
Rents and other receivables, net	18,294	12,254	-	30,548
Acquired intangibles, net	30,158	91,847	-	122,005
Deferred costs, net	38,013	-	-	38,013
Prepaid expenses	5,534	1,598	-	7,132
Goodwill	-	173,237	-	173,237
Investment in subsidiaries	294,858	-	(294,858)	-
Other assets, net	28,563	635	-	29,198
TOTAL ASSETS	$1,570,737	$376,149	$(294,858)	$1,652,028

LIABILITIES
Mortgage notes payable	$70,000	$-	$-	$70,000
Unsecured credit facility	330,000	-	-	330,000
Senior notes, net of discount	297,852	-	-	297,852
Capital lease and lease financing obligations	12,379	43,832	-	56,211
Accounts payable and accrued liabilities	84,816	7,892	-	92,708
Dividends and distributions payable	15,322	-	-	15,322
Advance rents, security deposits and other liabilities	16,600	2,844	-	19,444
Deferred income taxes	(3,135)	19,584	-	16,449
Deferred income	12,418	7,139	-	19,557
TOTAL LIABILITIES	836,252	81,291	-	917,543

PARTNERS' CAPITAL
Partners' capital	734,485	294,858	(294,858)	734,485
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$1,570,737	$376,149	$(294,858)	$1,652,028

Interim Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended June 30, 2015
(in thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$50,740	$1,453	$-	$52,193
Recoveries from customers	5,582	-	-	5,582
Cloud and managed services	5,958	2,262	-	8,220
Other	2,120	2	-	2,122
Total revenues	64,400	3,717	-	68,117
Operating Expenses:
Property operating costs	20,564	1,467	-	22,031
Real estate taxes and insurance	1,474	-	-	1,474
Depreciation and amortization	16,876	1,186	-	18,062
General and administrative	13,781	834	-	14,615
Restructuring	-	-	-	-
Transaction and integration costs	4,669	-	-	4,669
Total operating expenses	57,364	3,487	-	60,851
Operating income	7,036	230	-	7,266

Other income and expenses:
Interest income	1	-	-	1
Interest expense	(4,743)	(56)	-	(4,799)
Other (expense) income, net	(83)	-	-	(83)
Equity in net income of subsidiaries	174	-	(174)	-
Income (loss) before taxes	2,385	174	(174)	2,385
Tax benefit of taxable REIT subsidiaries	3,135	-	-	3,135
Net income (loss)	$5,520	$174	$(174)	$5,520

Interim Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2015
(in thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$100,073	$1,453	$-	$101,526
Recoveries from customers	11,246	-	-	11,246
Cloud and managed services	11,753	2,262	-	14,015
Other	2,714	2	-	2,716
Total revenues	125,786	3,717	-	129,503
Operating Expenses:
Property operating costs	39,900	1,467	-	41,367
Real estate taxes and insurance	2,959	-	-	2,959
Depreciation and amortization	33,119	1,186	-	34,305
General and administrative	27,619	834	-	28,453
Restructuring		-	-	-
Transaction and integration costs	4,774	-	-	4,774
Total operating expenses	108,371	3,487	-	111,858
Operating income	17,415	230	-	17,645

Other income and expenses:
Interest income	1	-	-	1
Interest expense	(10,085)	(56)	-	(10,141)
Other (expense) income, net	(83)	-	-	(83)
Equity in net income of subsidiaries	174	-	(174)	-
Income (loss) before taxes	7,422	174	(174)	7,422
Tax benefit of taxable REIT subsidiaries	3,135	-	-	3,135
Net income (loss)	$10,557	$174	$(174)	$10,557

Interim Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015
(in thousands)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$36,534	$4,627	$41,161

Cash flow from investing activities:
Acquisitions, net of cash acquired	(288,865)	-	(288,865)
Additions to property and equipment	(170,150)	-	(170,150)
Cash used in investing activities	(459,015)	-	(459,015)

Cash flow from financing activities:
Credit facility proceeds	350,162	-	350,162
Debt repayment	(260,000)	-	(260,000)
Payment of deferred financing costs	(512)	-	(512)
Payment of cash dividends	(19,673)	-	(19,673)
Partnership distributions	(4,414)	-	(4,414)
Principal payments on capital lease obligations	(1,227)	-	(1,227)
Scheduled mortgage principal debt repayments	(16,600)	-	(16,600)
Equity proceeds, net of costs	370,074	-	370,074
Net cash provided by financing activities	417,810	-	417,810

Net (decrease) increase in cash and cash equivalents	(4,671)	4,627	(44)
Cash and cash equivalents, beginning of period	10,788	-	10,788
Cash and cash equivalents, end of period	$6,117	$4,627	$10,744

15. Subsequent Events

On July 8, 2015, the Company paid its regular quarterly cash dividend of $0.32 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on June 19, 2015.

On August 6, 2015, the Company declared its cash dividend for the third quarter of 2015 of $0.32 per common share and per unit in the Operating Partnership. The dividend is payable on October 6, 2015 to stockholders and unit holders of record as of the close of business on September 18, 2015.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the financial condition and results of operations of QTS Realty Trust, Inc. (“QTS”), which includes the operations of QualityTech, LP (the “Operating Partnership”), for the three and six months ended June 30, 2015 and 2014. You should read the following discussion and analysis in conjunction with QTS’ and the Operating Partnership’s accompanying consolidated financial statements and related notes contained elsewhere in this Form 10-Q. We believe it is important for investors to understand the few differences between the financial statements of QTS and the Operating Partnership. See “Explanatory Note” for an explanation of these few differences. Since the financial data presented in this Item 2 does not contain any differences between QTS and the Operating Partnership, all periods presented reflect the operating results of the Operating Partnership.

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in our markets or the technology industry;

•	global, national and local economic conditions;

•	risks related to our international operations;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our failure to successfully develop, redevelop and operate acquired properties, including data centers acquired in our acquisition of Carpathia Hosting, Inc.;

•	significant increases in construction and development costs;

•	the increasingly competitive environment in which we operate;

•	defaults on, or termination or non-renewal of, leases by customers;

•	increased interest rates and operating costs, including increased energy costs;

•	financing risks, including our failure to obtain necessary outside financing;

•	decreased rental rates or increased vacancy rates;

•	dependence on third parties to provide Internet, telecommunications and network connectivity to our data centers;

•	our failure to qualify and maintain QTS’ qualification as a real estate investment trust (“REIT”);

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws and increases in real property tax rates.

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

Inclusive of the recent acquisition of Carpathia Hosting, Inc. discussed below, we operate a portfolio of 25 data centers located throughout the United States, Canada, Europe and the Asia-Pacific region. Within the U.S., we are located in some of the top U.S. data center markets plus other high-growth markets. Our data centers are highly specialized, full-service, mission-critical facilities used by our customers to house, power and cool the networking equipment and computer systems that support their most critical business processes. We believe that our data centers are best-in-class and engineered to adhere to the highest specifications commercially available to customers, providing fully redundant, high-density power and cooling sufficient to meet the needs of major national and international companies and organizations. This is in part reflected by our operating track record of “five-nines” (99.999%) reliability and by our diverse customer base of more than 1,000 customers, including financial institutions, healthcare companies, government agencies, communications service providers, software companies and global Internet companies.

On June 16, 2015, we completed the acquisition of 100% of the outstanding stock of Carpathia Hosting, Inc. (“Carpathia”), a Virginia-based colocation, cloud and managed services provider, for approximately $326 million (as defined in the purchase and sale agreement). Upon completion of this acquisition, we assumed all of the assets and liabilities of Carpathia Acquisition, Inc. Carpathia Acquisition, Inc. and its subsidiaries, including Carpathia, became indirect, wholly-owned subsidiaries of us. Carpathia is a provider of colocation, hybrid cloud services and Infrastructure-as-a-Service (IaaS) servicing enterprise customers and federal agencies, with a customer base of approximately 230 customers as of June 16, 2015. Carpathia utilizes eight domestic data centers located in Dulles, VA, Phoenix, AZ, San Jose, CA, Harrisonburg, VA and Ashburn, VA, and five international data centers located in Toronto, Amsterdam, London, Hong Kong and Sydney.

As of June 30, 2015, QTS owned an approximate 85.4% ownership interest in the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.

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

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of June 30, 2015, only five of our more than 1,000 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 7% of our MRR. In addition, greater than 50% of our MRR was attributable to customers who use more than one of our 3C products.

Our Portfolio

Inclusive of the recent acquisition of Carpathia, we develop and operate 25 data centers located throughout the United States, Canada, Europe and the Asia-Pacific region, containing an aggregate of approximately 4.8 million gross square feet of space (approximately 91% of which is wholly owned by us), including approximately 2.2 million “basis-of-design” raised floor square feet, which represents the total data center raised floor potential of our existing data center facilities. This represents the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the configuration that we deploy. As of June 30, 2015, this space included approximately 1,054,000 raised floor operating net rentable square feet, or NRSF, plus approximately 1.1 million square feet of additional raised floor in our development pipeline, of which approximately 67,000 NRSF is expected to become operational by December 31, 2015. Our facilities collectively have access to over 500 megawatts (“MW”) of gross utility power with 439 MW of available utility power. We believe such access to power gives us a competitive advantage in redeveloping data center space, since access to power is usually the most limiting and expensive component in data center redevelopment.

The following table presents an overview of the portfolio of operating properties that we own or lease, based on information as of June 30, 2015:

			Operating Net Rentable Square Feet (Operating NRSF) (3)
Property	Year Acquired (1)	Gross Square Feet (2)	Raised Floor (4)	Office & Other (5)	Supporting Infrastructure (6)	Total	% Occupied and Billing (7)	Annualized Rent (8)	Available Utility Power (MW) (9)	Basis of Design NRSF	% Raised Floor
Richmond, VA	2010	1,318,353	121,623	51,093	131,324	304,040	70.8%	$22,827,816	110	556,623	21.9%

Atlanta, GA (Metro)	2006	968,695	407,986	36,953	315,676	760,615	90.8%	$78,020,867	72	527,186	77.4%

Dallas-Fort Worth, TX	2013	698,000	47,014	2,321	28,825	78,160	88.7%	$5,806,604	140	292,000	16.1%

Princeton, NJ	2014	553,930	58,157	2,229	111,405	171,791	100.0%	$9,540,975	22	158,157	36.8%

Suwanee, GA	2005	369,822	185,422	8,697	108,266	302,385	78.3%	$51,820,970	36	208,008	89.1%

Chicago, IL	2014	317,000	-	-	-	-	-%	$-	8	133,000	-%

Santa Clara, CA**	2007	135,322	55,494	944	45,687	102,125	98.1%	$24,312,164	11	80,347	69.1%

Jersey City, NJ*	2006	122,448	31,503	14,208	41,901	87,612	99.2%	$12,157,436	7	52,744	59.7%

Sacramento, CA	2012	92,644	54,595	2,794	23,916	81,305	46.0%	$11,455,653	8	57,906	94.3%

Miami, FL	2008	30,029	19,887	-	6,592	26,479	69.7%	$5,228,967	4	19,887	100.0%

Carpathia facilities ***	2015	154,368	67,007	5,242	14,169	86,418	79.5%	$83,596,528	20	102,509	65.4%

Other	Misc	81,921	5,129	37,854	38,723	81,706	20.6%	$906,650	1	5,129	100.0%

Total		4,842,532	1,053,817	162,335	866,484	2,082,636	84.2%	$305,674,630	439	2,193,496	48.0%

(1)	Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
(2)	With respect to our owned properties, gross square feet represents the entire building area. With respect to leased properties, gross square feet represents that portion of the gross square feet subject to our lease. This includes 218,926 square feet of our office and support space, which is not included in operating NRSF.
(3)	Represents the total square feet of a building that is currently leased or available for lease plus developed supporting infrastructure, based on engineering drawings and estimates, but does not include space held for redevelopment or space used for our own office space.
(4)	Represents management’s estimate of the portion of NRSF of the facility with available power and cooling capacity that is currently leased or readily available to be leased to customers as data center space based on engineering drawings.
(5)	Represents the operating NRSF of the facility other than data center space (typically office and storage space) that is currently leased or available to be leased.
(6)	Represents required data center support space, including mechanical, telecommunications and utility rooms, as well as building common areas.
(7)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced (693,246 square feet as of June 30, 2015) divided by leasable raised floor based on the current configuration of the properties (823,526 square feet as of June 30, 2015), expressed as a percentage.
(8)	We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under executed contracts as of a particular date, which includes revenue from our C1, C2 and C3 rental activities and cloud and managed services, but excludes customer recoveries, deferred set up fees and other one-time and variable revenues. MRR does not include the impact from booked-not-billed contracts as of a particular date, unless otherwise specifically noted.
(9)	Represents installed utility power and transformation capacity that is available for use by the facility as of June 30, 2015.

*	Represents facilities that we lease.
**	Subject to long term ground lease
***	Includes 13 facilities. All facilities are leased, including those subject to capital leases.

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

Factors That May Influence Future Results of Operations and Cash Flows

Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of June 30, 2015, we had in place customer leases generating revenue for approximately 84% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental, cloud and managed services rates at our properties. Future economic downturns, regional downturns or downturns in the technology industry could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. Negative trends in one or more of these factors could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.

Leasing Arrangements. As of June 30, 2015, 18% of our MRR came from customers which individually occupied greater than or equal to 6,600 square feet of space (or approximately 1 MW of power), and which had metered power. As of June 30, 2015, approximately 32% of our MRR came from C1 customers that are subject to the metered power model. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of June 30, 2015, 82% of our MRR was leased to customers which individually occupied less than 6,600 square feet of space, and which are billed on a gross lease basis. Our C2/C3 customers are billed under a gross lease model and as of June 30, 2015, represented 68% of our MRR. Under a gross lease, the customer pays us a fixed rent on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers access more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. Our leases on a gross lease basis generally have a term of three years or less.

Scheduled Lease Expirations. Our ability to minimize rental churn and customer downgrades at renewal and renew, lease and re-lease expiring space will impact our results of operations and cash flows. Leases representing approximately 8% and 12% of our total leased raised floor are scheduled to expire during the years ending December 31, 2015 (including all month-to-month leases) and 2016, respectively. These leases also represented approximately 17% and 25%, respectively, of our annualized rent as of June 30, 2015. At expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.

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

Operating Expenses. Our operating expenses generally consist of direct personnel costs, utilities, property and ad valorem taxes, insurance and site maintenance costs and rental expenses on our ground and building leases. In particular, our buildings require significant power to support the data center operations conducted in them. Although substantially all of our long-term leases—leases with a term greater than three years—contain reimbursements for certain operating expenses, we will not in all instances be reimbursed for all of the property operating expenses we incur. We also incur general and administrative expenses, including expenses relating to senior management, our in-house sales and marketing organization, cloud and managed services support personnel and legal, human resources, accounting and other expenses related to professional services. We also incur additional expenses arising from being a publicly traded company, including employee equity-based compensation. Increases or decreases in our operating expenses will impact our results of operations and cash flows. We expect to incur additional operating expenses as we continue to expand.

General Leasing Activity

During the three and six months ended June 30, 2015, we entered into customer leases representing approximately $0.9 million and $2.0 million of incremental MRR, net of downgrades (and representing approximately $10.6 million and $24.2 million of incremental annualized rent) at $1,207 and $731 per square foot, respectively. In addition, $3.6 million and $7.4 million of leasing commissions was associated with new and renewal leasing activity for the three and six months ended June 30, 2015, respectively.

During the three and six months ended June 30, 2015, we renewed leases with a total annualized rent of $7.5 million and $12.9 million at an average rent per square foot of $785 and $816, respectively, which was 5.1% and 3.0% higher than the annualized rent prior to their respective renewals. Customers that renew with adjustments to square feet are reflected in the net leasing activity discussed above. The rental churn rate for the three and six months ended June 30, 2015 was 0.4% and $0.8%, respectively.

During the three and six months ended June 30, 2015, we commenced customer leases representing approximately $2.2 million and $3.7 million of incremental MRR (and representing approximately $26.9 million and $44.7 million of annualized rent) at $525 and $612 per square foot, respectively.

As of June 30, 2015, our booked-not-billed MRR balance (which represents customer leases that have been executed, but for which lease payments have not commenced as of June 30, 2015) was approximately $5.7 million, or $68.7 million of annualized rent. The booked-not-billed balance is expected to contribute an incremental $9.7 million to revenue in 2015 (representing $31.9 million in annualized revenues), an incremental $13.9 million in 2016 (representing $19.4 million in annualized revenues), and an incremental $17.4 million in annualized revenues thereafter. We estimate the remaining capital cost to provide the space, power, connectivity and other services to the customer contracts which had been booked but not billed as of June 30, 2015 to be approximately $75 million. This estimate generally includes C1 customers with newly contracted space of more than 3,300 square feet. The space, power, connectivity and other services provided to customers that contract for smaller amounts of space is generally provided by existing space which was previously developed.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Changes in revenues and expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 are summarized below (unaudited, in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Revenues:
Rental	$52,193	$41,966	$10,227	24%
Recoveries from customers	5,582	3,852	1,730	45%
Cloud and managed services	8,220	4,970	3,250	65%
Other	2,122	550	1,572	286%
Total revenues	68,117	51,338	16,779	33%

Operating expenses:
Property operating costs	22,031	16,529	5,502	33%
Real estate taxes and insurance	1,474	1,118	356	32%
Depreciation and amortization	18,062	13,817	4,245	31%
General and administrative	14,615	11,473	3,142	27%
Restructuring	-	1,046	(1,046)	*
Transaction and integration costs	4,669	1,089	3,580	329%
Total operating expenses	60,851	45,072	15,779	35%

Operating income	7,266	6,266	1,000	16%

Other income and expense:
Interest income	1	-	1	*
Interest expense	(4,799)	(2,208)	(2,591)	117%
Other expense	(83)	(110)	27	-25%
Income before taxes	2,385	3,948	(1,563)	-40%
Tax benefit (expense) of taxable REIT subsidiaries	3,135	(27)	3,162	*
Net income	$5,520	$3,921	$1,599	41%

Revenues. Total revenues for the three months ended June 30, 2015 were $68.1 million compared to $51.3 million for the three months ended June 30, 2014. The increase of $16.8 million, or 33%, was primarily due to organic growth in our customer base as well as acquisitions of Carpathia Hosting Inc. (“Carpathia”) on June 16, 2015, and our data center facility in New Jersey (the “Princeton facility”) on June 30, 2014. These acquisitions contributed $7.5 million in incremental revenue for the three months ended June 30, 2015.

The increase of $13.5 million, or 29%, in combined rental and cloud and managed services revenue was primarily due to newly leased space as well as increases in rents from previously leased space, net of downgrades at renewal and rental churn. Additionally, the acquisition of the Princeton facility as well as the acquisition of Carpathia contributed $6.2 million in combined rental and cloud and managed services revenue for the three months ended June 30, 2015.

As of June 30, 2015, our data centers were approximately 84% occupied and billing based on leasable raised floor of approximately 824,000 square feet, with an average annualized rent of $441 per leased raised floor square foot including cloud and managed services revenue, or $330 per leased raised floor square foot excluding cloud and managed services revenue. As of June 30, 2015, the average annualized rent for our C1 product, including managed services for our C1 product, was $187 per leased raised floor square foot, and the average annualized rent for our C2 product, including Cloud and managed services combined was $1,180 per leased raised floor square foot. As of June 30, 2014, our data centers were 90% occupied and billing based on leasable raised floor of approximately 616,000 square feet, with an average annualized rent of $346 per leased raised floor square foot including cloud and managed services revenue, or $310 per leased raised floor square foot excluding cloud and managed services revenue. The increase in leasable raised floor between 2014 and 2015 is primarily related to the addition of raised floor square footage from our redevelopment activities primarily in the Atlanta-Metro, Dallas-Fort Worth and Atlanta-Suwanee facilities, as well as the acquisitions of Carpathia and the Princeton facility. The increase in average annualized rent per leased raised floor square foot, both including and excluding cloud and managed services revenue, is primarily due to the acquisition of Carpathia. The increase in average annualized rent per leased raised floor square foot including cloud and managed service revenue from $346 to $441 is primarily due to the increase in C3 product mix associated with the Carpathia acquisition. As of June 30, 2015, a larger portion of our product mix was attributable to C3 revenue (25% of MRR) compared to June 30, 2014 (10% of MRR). Due to the fact that C3 customers utilize less space than C1/C2 customers in proportion to MRR received, our weighted average rent per square feet price has increased.

Higher recoveries from customers for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 were primarily due to reimbursements associated with the acquisition of the Princeton facility which contributed $1.1 million to the increase as well as increased utility costs generally related to an increase in usage from customers operating under our metered power model at our Atlanta-Metro data center which contributed $0.5 million to the increase. The remaining increase of $0.1 million in recoveries revenue was attributable to various other locations. The $1.6 million increase in other revenue for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to higher straight line rent as well as increased sales of scrap metals and other unused materials.

Property Operating Costs. Property operating costs for the three months ended June 30, 2015 were $22.0 million compared to property operating costs of $16.5 million for the three months ended June 30, 2014, an increase of $5.5 million, or 33%. The breakdown of our property operating costs is summarized in the table below (unaudited, in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Property operating costs:
Direct payroll	$3,922	$2,850	$1,072	38%
Rent	1,823	1,225	598	49%
Repairs and maintenance	1,996	1,179	817	69%
Utilities	8,197	7,062	1,135	16%
Management fee allocation	2,669	2,045	624	31%
Other	3,424	2,168	1,256	58%
Total property operating costs	$22,031	$16,529	$5,502	33%

The acquisitions of Carpathia and the Princeton facility contributed $2.7 million to the total increase in property operating costs for the three months ended June 30, 2015, of which $0.7 million related to direct payroll, $0.6 million related to rent expense, $0.4 million related to repairs and maintenance, $0.3 million related to utilities, $0.3 million related to management fee allocation and $0.4 million related to other property operating costs. The remaining $2.8 million increase in total property operating costs was primarily attributable to a $0.8 million increase in utilities expense primarily related to increased utilities usage in our Atlanta-Metro and Richmond facilities as well as the opening of our Dallas-Fort Worth data center, offset by reduced utilities usage at our Sacramento data center, $0.5 million of increased repairs and maintenance expense which tends to fluctuate from period to period and increase with the expansion and lease-up of our facilities, and increased direct payroll allocation of $0.4 million. In addition, management fee allocation increased $0.3 million (exclusive of the increase attributable to Carpathia and Princeton as discussed above). Management fee allocation is based on 4% of cash rental revenues for each facility and reflects an allocation of internal charges to cover back-office and service-related costs associated with the day-to-day operations of our data center facilities, with a corresponding offset to general and administrative expenses. The remaining $0.8 million increase in other property operating costs was primarily due to higher outside services expenses from consulting fees and outsourcing of our facility security personnel, which resulted in lower direct payroll costs, as well as higher software license costs.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the three months ended June 30, 2015 were $1.5 million compared to $1.1 million for the three months ended June 30, 2014. The increase of $0.4 million, or 32%, was primarily attributable to the acquisition of our Princeton data center which contributed $0.2 million to the increase, with the remaining $0.2 million increase primarily related to property taxes at our Dallas data center.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2015 was $18.1 million compared to $13.8 million for the three months ended June 30, 2014. The increase of $4.2 million, or 31%, was due to depreciation expense of $3.4 million primarily associated with additional depreciation of the Dallas-Fort Worth data center, the acquisitions of Carpathia and the Princeton data center, as well as expansion of the Richmond, Atlanta-Metro and Atlanta-Suwanee data centers, and higher amortization expense of $0.8 million primarily related to a higher level of leasing commissions.

General and Administrative Expenses. General and administrative expenses were $14.6 million for the three months ended June 30, 2015 compared to general and administrative expenses of $11.5 million for the three months ended June 30, 2014, an increase of $3.1 million, or 27%, of which the acquisition of Carpathia contributed $0.8 million. Approximately $4.6 million of the total general and administrative expenses for the three months ended June 30, 2015 resulted from sales and marketing expenses, compared to $3.1 million for the three months ended June 30, 2014, resulting in an increase of $1.5 million. The remaining increase in general and administrative expenses was primarily attributable to higher payroll related costs of $1.8 million primarily due to growth in our portfolio, higher software license costs of $0.3 million due to growth of our customer base, higher consulting fees from investing in our product portfolio of $0.1 million and other costs of $0.1 million. Total equity-based compensation expense was $1.8 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively. These increases were partially offset by lower professional fees related to recruiting and consulting fees of $0.2 million, lower repairs and maintenance expense related to computer and software of $0.2 million, an increase in direct payroll allocation of $0.4 million as well as an increase in management fee allocation $0.6 million, both of which reclassify costs from general and administrative costs to operating costs. Our general and administrative expenses represented 21.5% of total revenues for the three months ended June 30, 2015 compared to 22.3% for the three months ended June 30, 2014.

Restructuring Costs. For the three months ended June 30, 2014, we incurred $1.0 million in restructuring costs related to severance for various remote employees. No such costs were incurred in the three months ended June 30, 2015.

Transaction and Integration Costs. For the three months ended June 30, 2015 and 2014, we incurred $4.3 million and $1.1 million, respectively, in costs related to the examination of actual and potential acquisitions. We also recognized $0.4 million in integration costs for the three months ended June 30, 2015 related to the acquisition of Carpathia. Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

Interest Expense. Interest expense for the three months ended June 30, 2015 was $4.8 million compared to $2.2 million for the three months ended June 30, 2014. The increase of $2.6 million, or 117%, was due primarily to an increase in the weighted average interest rate on our borrowings and an increase in the average debt balance of $172.8 million, both primarily as a result of our $300 million aggregate principal amount of 5.875% Senior Notes Due 2022 (the “Senior Notes”) issuance in July 2014, partially offset by higher capitalized interest during the period due to the growth in construction projects. The average debt balance for the three months ended June 30, 2015 was $637.5 million, with a weighted average interest rate, including the effect of amortization of deferred financing costs, of 4.53%. This compared to an average debt balance of $464.7 million for the three months ended June 30, 2014, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 3.47%. Interest capitalized in connection with our redevelopment activities during the three months ended June 30, 2015 and June 30, 2014 was $2.4 million and $1.8 million, respectively.

Tax (Expense) Benefit of Taxable REIT Subsidiaries. Tax benefit of taxable REIT subsidiaries for the three months ended June 30, 2015 primarily relates to the reversal of valuation allowances which were related to the deferred tax assets. These deferred tax assets were generally created by net operating losses of the taxable REIT subsidiary, and previously had valuation allowances applied to them in their entirety as there were continuing losses for that entity.  With the acquisition of Carpathia, offsetting deferred tax liabilities were created, which in turn caused the Company to release the previously recorded valuation allowances and resulted in this tax benefit of the taxable REIT subsidiary.

Net Income. A summary of the components of the increase in net income of $1.6 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 is as follows (in millions):

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$10.9
Increase in general and administrative expense	(3.1)
Increase in depreciation and amortization	(4.2)
Decrease in restructuring charges	1.0
Increase in transaction and integration costs	(3.6)
Increase in interest expense net of interest income	(2.6)
Increase in tax benefit	3.2
Increase in net income	$1.6

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Changes in revenues and expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 are summarized below (unaudited, in thousands):

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Revenues:
Rental	$101,526	$82,545	$18,981	23%
Recoveries from customers	11,246	7,543	3,703	49%
Cloud and managed services	14,015	9,201	4,814	52%
Other	2,716	992	1,724	174%
Total revenues	129,503	100,281	29,222	29%

Operating expenses:
Property operating costs	41,367	32,752	8,615	26%
Real estate taxes and insurance	2,959	2,336	623	27%
Depreciation and amortization	34,305	27,064	7,241	27%
General and administrative	28,453	22,251	6,202	28%
Restructuring	-	1,046	(1,046)	*
Transaction and integration costs	4,774	1,153	3,621	314%

Total operating expenses	111,858	86,602	25,256	29%

Operating income	17,645	13,679	3,966	29%

Other income and expense:
Interest income	1	8	(7)	-88%
Interest expense	(10,141)	(4,273)	(5,868)	137%
Other expense	(83)	(110)	27	-25%
Income (loss) before taxes	7,422	9,304	(1,882)	-20%
Tax benefit (expense) of taxable REIT subsidiaries	3,135	(55)	3,190	*
Net income (loss)	$10,557	$9,249	$1,308	14%

Revenues. Total revenues for the six months ended June 30, 2015 were $129.5 million compared to $100.3 million for the six months ended June 30, 2014. The increase of $29.2 million, or 29%, was primarily due to organic growth in our customer base as well as acquisitions of Carpathia and the Princeton facility. These acquisitions contributed $11.9 million in incremental revenue for the six months ended June 30, 2015.

The increase of $23.8 million, or 26%, in combined rental and cloud and managed services revenue was primarily due to newly leased space as well as increases in rents from previously leased space, net of downgrades at renewal and rental churn. Additionally, the acquisition of the Princeton facility as well as the acquisition of Carpathia contributed $8.6 million in combined rental and cloud and managed services revenue for the six months ended June 30, 2015.

Higher recoveries from customers for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 were primarily due to reimbursements associated with the acquisition of the Princeton facility which contributed $3.0 million to the increase. The remaining increase of $0.7 million in recoveries revenue was primarily attributable to increased utility costs generally related to an increase in usage from customers operating under our metered power model at our Atlanta-Metro and Richmond data centers, which contributed $0.7 million and $0.4 million to the increase, respectively, offset by decreased utility costs generally related to a reduction in usage from customers operating under our metered power model at our Sacramento data center reducing the increase by $0.4 million. The $1.7 million increase in other revenue for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to higher straight line rent as well as increased sales of scrap metals and other unused materials.

Property Operating Costs. Property operating costs for the six months ended June 30, 2015 were $41.4 million compared to property operating costs of $32.8 million for the six months ended June 30, 2014, an increase of $8.6 million, or 26%. The breakdown of our property operating costs is summarized in the table below (unaudited, in thousands):

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Property operating costs:
Direct payroll	$7,524	$5,791	$1,733	30%
Rent	3,051	2,444	607	25%
Repairs and maintenance	4,140	2,330	1,810	78%
Utilities	15,593	13,695	1,898	14%
Management fee allocation	5,107	3,995	1,112	28%
Other	5,952	4,497	1,455	32%
Total property operating costs	$41,367	$32,752	$8,615	26%

The acquisitions of Carpathia and the Princeton facility contributed $4.5 million to the total increase in property operating costs for the six months ended June 30, 2015, of which $1.1 million related to direct payroll, $0.6 million related to rent expense, $0.8 million related to repairs and maintenance, $1.0 million related to utilities, $0.5 million related to management fee allocation and $0.5 million related to other property operating costs. The remaining $4.1 million increase in total property operating costs was primarily attributable to $1.0 million of increased repairs and maintenance expense which tends to fluctuate from period to period and increase with the expansion and lease-up of our facilities, a $0.9 million increase in utilities expense primarily related to increased utilities usage in our Atlanta-Metro and Richmond facilities as well as the opening of our Dallas-Fort Worth data center, offset by reduced utilities usage at our Sacramento data center, and increased direct payroll allocation of $0.7 million throughout our facilities. In addition, management fee allocation increased $0.6 million (exclusive of the increase attributable to Carpathia and Princeton as discussed above). Management fee allocation is based on 4% of cash rental revenues for each facility and reflects an allocation of internal charges to cover back-office and service-related costs associated with the day-to-day operations of our data center facilities, with a corresponding offset to general and administrative expenses. The remaining $0.9 million increase in other property operating costs was primarily due to higher outside services expenses from consulting fees and outsourcing of our facility security personnel, which resulted in lower direct payroll costs, and also higher software license costs.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the six months ended June 30, 2015 were $3.0 million compared to $2.3 million for the six months ended June 30, 2014. The increase of $0.6 million, or 27%, was primarily attributable to the acquisition of our Princeton data center, which contributed $0.5 million to the increase, with the remaining $0.1 million increase primarily related to property taxes at our Dallas data center.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2015 was $34.3 million compared to $27.1 million for the six months ended June 30, 2014. The increase of $7.2 million, or 27%, was due to additional depreciation of $6.0 million primarily associated additional depreciation of the Dallas-Fort Worth data center, acquisitions of Carpathia and the Princeton data center, as well as expansion of the Richmond, Atlanta-Metro and Atlanta-Suwanee data centers, and higher amortization expense of $1.2 million primarily related to a higher level of leasing commissions.

General and Administrative Expenses. General and administrative expenses were $28.5 million for the six months ended June 30, 2015 compared to general and administrative expenses of $22.3 million for the six months ended June 30, 2014, an increase of $6.2 million, or 28%. Approximately $8.2 million of the total general and administrative expenses for the six months ended June 30, 2015 resulted from sales and marketing expenses, compared to $5.8 million for the six months ended June 30, 2014, resulting in an increase of $2.4 million. The remaining increase in general and administrative expenses was primarily attributable to higher payroll related costs of $3.6 million primarily due to growth in our portfolio, higher consulting fees from investing in our product portfolio of $0.7 million, higher software license costs of $0.7 million due to the growth of our customer base and other costs of $0.4 million. Total equity-based compensation expense was $3.1 million and $2.0 million for the six months ended June 30, 2015 and 2014, respectively. These increases were partially offset by an increase in direct payroll allocation of $1.6 million as well as an increase in management fee allocation $1.1 million, both of which reclassify costs from general and administrative costs to operating costs. Our general and administrative expenses represented 22.0% of total revenues for the six months ended June 30, 2015 compared to 22.2% for the six months ended June 30, 2014.

Restructuring Costs. For the six months ended June 30, 2014, we incurred $1.0 million in restructuring costs related to severance for various remote employees. No such costs were incurred in the six months ended June 30, 2015.

Transaction and Integration Costs. For the six months ended June 30, 2015 and 2014 we incurred $4.4 million and $1.1 million, respectively, in costs related to the examination of actual and potential acquisitions. We also recognized $0.4 million in integration costs for the six months ended June 30, 2015 related to the acquisition of Carpathia. Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

Interest Expense. Interest expense for the six months ended June 30, 2015 was $10.1 million compared to $4.3 million for the six months ended June 30, 2014. The increase of $5.9 million, or 137%, was due primarily to an increase in the weighted average interest rate on our borrowings and an increase in the average debt balance of $202.9 million, both primarily as a result of our $300 million aggregate principal amount of 5.875% Senior Notes Due 2022 (the “Senior Notes”) issuance in July 2014, partially offset by higher capitalized interest during the period due to the growth in construction projects. The average debt balance for the six months ended June 30, 2015 was $629.9 million, with a weighted average interest rate, including the effect of amortization of deferred financing costs, of 4.62%. This compared to an average debt balance of $427.0 million for the six months ended June 30, 2014, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 3.60%. Interest capitalized in connection with our redevelopment activities during the six months ended June 30, 2015 and 2014 was $4.4 million and $3.4 million, respectively.

Tax (Expense) Benefit of Taxable REIT Subsidiaries. Tax benefit of taxable REIT subsidiaries for the six months ended June 30, 2015 primarily relates to the reversal of valuation allowances which were related to the deferred tax assets. These deferred tax assets were generally created by net operating losses of the taxable REIT subsidiary, and previously had valuation allowances applied to them in their entirety as there were continuing losses for that entity.  With the acquisition of Carpathia, offsetting deferred tax liabilities were created, which in turn caused the Company to release the previously recorded valuation allowances and resulted in this tax benefit of the taxable REIT subsidiary.

Net Income. A summary of the components of the increase in net income of $1.3 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 is as follows (in millions):

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$20.0
Increase in general and administrative expense	(6.2)
Increase in depreciation and amortization	(7.2)
Decrease in restructuring charges	1.0
Increase in transaction and integration costs	(3.6)
Increase in interest expense net of interest income	(5.9)
Increase in tax benefit	3.2
Increase in net income	$1.3

Non-GAAP Financial Measures

We consider the following non-GAAP financial measures to be useful to investors as key supplemental measures of our performance: (1) FFO; (2) Operating FFO; (3) Adjusted Operating FFO; (4) MRR; (5) NOI; (6) EBITDA; and (7) Adjusted EBITDA. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss and cash flows from operating activities as a measure of our operating performance and liquidity. FFO, Operating FFO, Adjusted Operating FFO, MRR, NOI, EBITDA and Adjusted EBITDA, as calculated by us, may not be comparable to FFO, Operating FFO, Adjusted Operating FFO, MRR, NOI, EBITDA and Adjusted EBITDA as reported by other companies that do not use the same definition or implementation guidelines or interpret the standards differently from us.

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

Adjusted Operating Funds From Operations (“Adjusted Operating FFO”) is a non-GAAP measure that is used as a supplemental operating measure for comparing year over year ability to fund dividend distributions from operating activities. We use Adjusted Operating FFO as a basis to address cash flow and our ability to fund dividend payments. We calculate Adjusted Operating FFO by adding or subtracting from Operating FFO items such as: maintenance capital investment, paid leasing commissions, amortization of deferred financing costs and bond discount, non-real estate depreciation, straight line rent adjustments, and non-cash compensation.

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

A reconciliation of net income to FFO, Operating FFO and Adjusted Operating FFO is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
FFO
Net income	$5,520	$3,921	$10,557	$9,249
Real estate depreciation and amortization	16,325	12,203	30,627	24,067
FFO	21,845	16,124	41,184	33,316

Operating FFO
Write off of unamortized deferred finance costs	83	110	83	110
Restructuring costs	-	1,046	-	1,046
Integration costs	422	-	422	-
Transaction costs	4,247	1,089	4,352	1,153
Non-cash reversal of deferred tax asset valuation allowance	(3,175)	-	(3,175)	-
Operating FFO	23,422	18,369	42,866	35,625

Maintenance Capex	(609)	(22)	(626)	(95)
Leasing commissions paid	(3,782)	(2,839)	(6,866)	(5,088)
Amortization of deferred financing costs and bond discount	854	621	1,703	1,203
Non real estate depreciation and amortization	1,682	1,616	3,623	2,998
Straight line rent revenue	(1,371)	(170)	(1,807)	(322)
Straight line rent expense	211	74	282	149
Equity-based compensation expense	1,831	1,065	3,138	1,976
Adjusted Operating FFO	$22,238	$18,714	$42,313	$36,446

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

A reconciliation of total revenues to recognized MRR in the period and MRR at period end is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Recognized MRR
Total period revenues (GAAP basis)	$68,117	$51,338	$129,503	$100,281
Less: Total period recoveries	(5,582)	(3,852)	(11,246)	(7,543)
Total period deferred setup fees	(1,412)	(1,164)	(2,658)	(2,383)
Total period straight line rent and other	(3,170)	(1,107)	(5,182)	(1,985)
Recognized MRR (in the period)	57,953	45,215	110,417	88,370

MRR
Total period revenues (GAAP basis)	$68,117	$51,338	$129,503	$100,281
Less: Total revenues excluding last month	(41,871)	(34,000)	(103,257)	(82,943)
Total revenues for last month of period	26,246	17,338	26,246	17,338
Less: Last month recoveries	(2,185)	(1,464)	(2,185)	(1,464)
Last month deferred setup fees	(513)	(421)	(513)	(421)
Last month straight line rent and other	1,925	582	1,925	582
MRR (at period end) *	$25,473	$16,035	$25,473	$16,035

* Does not include our booked-not-billed MRR balance, which was $5.7 million and $3.4 million as of June 30, 2015 and 2014, respectively.

Net Operating Income (NOI)

We calculate net operating income (“NOI”), as net income (loss), excluding interest expense, interest income, tax expense (benefit) of taxable REIT subsidiaries, depreciation and amortization, write off of unamortized deferred financing costs, gain on extinguishment of debt, transaction and integration costs, gain on legal settlement, gain (loss) on sale of real estate, restructuring charge and general and administrative expenses. We allocate a management fee charge of 4% of cash rental revenues as a property operating cost and a corresponding reduction to general and administrative expense to cover the day-to-day administrative costs to operate our data centers. The management fee charge of 4% is reflected as a reduction to net operating income.

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

A reconciliation of net income to NOI is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Operating Income (NOI)
Net income	$5,520	$3,921	$10,557	$9,249
Interest expense	4,799	2,208	10,141	4,273
Interest income	(1)	-	(1)	(8)
Depreciation and amortization	18,062	13,817	34,305	27,064
Write off of unamortized deferred finance costs	83	110	83	110
Tax (benefit) expense of taxable REIT subsidiaries	(3,135)	27	(3,135)	55
Restructuring costs	-	1,046	-	1,046
Integration costs	422	-	422	-
Transaction costs	4,247	1,089	4,352	1,153
General and administrative expenses	14,615	11,473	28,453	22,251
NOI (1)	$44,612	$33,691	$85,177	$65,193
Breakdown of NOI by facility:
Atlanta-Metro data center	$16,875	$15,194	$33,641	$29,596
Atlanta-Suwanee data center	10,094	8,578	20,224	16,752
Santa Clara data center	3,574	3,318	6,951	6,048
Richmond data center	4,933	3,339	9,188	6,386
Sacramento data center	1,900	2,339	3,771	4,663
Princeton data center	2,310	23	4,659	23
Dallas-Fort Worth data center	1,462	-	2,211	-
Carpathia data centers	2,250	-	2,250	-
Other data centers	1,214	900	2,282	1,725
NOI (1)	$44,612	$33,691	$85,177	$65,193

(1)	Includes facility level general and administrative allocation charges of 4% of revenue which aggregated to $2.7 million and $2.0 million for the three month periods ended June 30, 2015 and 2014, respectively, and $5.2 million and $4.0 million for the six month periods ended June 30, 2015 and 2014, respectively.

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

In addition to EBITDA, we calculate an adjusted measure of EBITDA, which we refer to as Adjusted EBITDA, as EBITDA excluding unamortized deferred financing costs, gains on extinguishment of debt, transaction and integration costs, equity-based compensation expense, restructuring charge, gain (loss) on legal settlement and gain on sale of real estate. We believe that Adjusted EBITDA provides investors with another financial measure that can facilitate comparisons of operating performance between periods and between REITs.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
EBITDA and adjusted EBITDA
Net income	$5,520	$3,921	$10,557	$9,249
Interest expense	4,799	2,208	10,141	4,273
Interest income	(1)	-	(1)	(8)
Tax (benefit) expense of taxable REIT subsidiaries	(3,135)	27	(3,135)	55
Depreciation and amortization	18,062	13,817	34,305	27,064
EBITDA	25,245	19,973	51,867	40,633

Write off of unamortized deferred finance costs	83	110	83	110
Equity-based compensation expense	1,831	1,065	3,138	1,976
Restructuring costs	-	1,046	-	1,046
Integration costs	422	-	422	-
Transaction costs	4,247	1,089	4,352	1,153
Adjusted EBITDA	$31,828	$23,283	$59,862	$44,918

Liquidity and Capital Resources

Short-Term Liquidity

Our short-term liquidity needs include funding capital expenditures for the redevelopment of data center space (a significant portion of which is discretionary), meeting debt service and debt maturity obligations, including interest payments on our Senior Notes, funding payments for capital lease and lease financing obligations, funding distributions to our stockholders and unit holders, utility costs, site maintenance costs, real estate and personal property taxes, insurance, rental expenses, general and administrative expenses and certain recurring and non-recurring capital expenditures.

In addition to the $170.2 million of capital expenditures, excluding acquisitions, incurred in the six months ended June 30, 2015, we expect that we will incur between $130 million and $180 million in additional capital expenditures through December 31, 2015 in connection with the redevelopment of our data center facilities. We expect to spend approximately $110 million to $150 million of capital expenditures on redevelopment, and the remainder on recurring capital expenditures and capitalized overhead costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. We expect to fund these costs using operating cash flows and draws on our credit facilities. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of such expenditures may vary. We continue to evaluate acquisition opportunities, but none are considered probable at this time and therefore the related expenditures are not currently included in these future estimates.

We expect to meet our short-term liquidity needs through operating cash flow, cash and cash equivalents and borrowings under our credit facilities.

Our cash paid for capital expenditures, excluding acquisitions, for the six months ended June 30, 2015 and 2014 are summarized in the table below (in thousands):

	Six Months Ended June 30,
	2015	2014
Redevelopment	$147,398	$96,162
Personal property	4,258	4,911
Maintenance capital expenditures	626	95
Capitalized interest, commissions and other overhead costs	17,868	12,989
Total capital expenditures	$170,150	$114,157

Long-Term Liquidity

Our long-term liquidity needs primarily consist of funds for property acquisitions, scheduled debt maturities, payment of principal at maturity of our Senior Notes, funding payments for capital lease and lease financing obligations, and recurring and non-recurring capital expenditures. We may also pursue additional redevelopment of our Atlanta-Metro, Dallas-Fort Worth, Richmond and Chicago data centers and future redevelopment of other space in our portfolio. The redevelopment of this space, including timing, is at our discretion and will depend on a number of factors, including availability of capital and our estimate of the demand for data center space in the applicable market. We expect to meet our long-term liquidity needs with net cash provided by operations, incurrence of additional long-term indebtedness, borrowings under our credit facilities and issuance of additional equity or debt securities, subject to prevailing market conditions, as discussed below.

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

On June 5, 2015, QTS issued 5,750,000 shares of QTS’ Class A common stock and GA QTS Interholdco, LLC, a selling stockholder, sold 1,250,000 shares of QTS’ Class A common stock at a price of $37.00 per share. The selling stockholder granted the underwriters a 30-day option to purchase an aggregate of up to an additional 1,050,000 shares of QTS’ Class A common stock at the public offering price, which the underwriters exercised. We used the net proceeds, after expenses, of approximately $203.7 million to fund a portion of the cash consideration payable by us in the Carpathia acquisition, and prior to such use, we used a portion of the net proceeds to repay amounts outstanding under our unsecured revolving credit facility and to pay off our Atlanta-Metro Equipment Loan. We did not receive any proceeds from the offering of shares by the selling stockholder.

Cash

As of June 30, 2015, we had $10.7 million of unrestricted cash and cash equivalents.

On January 7, 2015, we paid our regular quarterly cash dividend of $0.29 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on December 19, 2014 in an aggregate amount of $10.7 million.

On April 7, 2015, we paid our regular quarterly cash dividend of $0.32 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on March 20, 2015 in an aggregate amount of $13.4 million.

On July 8, 2015, we paid our regular quarterly cash dividend of $0.32 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on June 19, 2015 in an aggregate amount of $15.3 million.

Indebtedness

As of June 30, 2015, we had approximately $754.1 million of indebtedness, including capital leases and lease financing obligations.

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

The total unsecured credit facility may be increased from the current capacity of $650 million to $850 million subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments. Amounts outstanding under the unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will vary depending upon our leverage ratio. For revolving credit loans, the spread ranges from 1.70% to 2.25% for LIBOR loans and 0.70% to 1.25% for base rate loans. For term loans, the spread ranges from 1.65% to 2.20% for LIBOR loans and 0.65% to 1.20% for base rate loans. As of June 30, 2015, the weighted average interest rate for amounts outstanding under our unsecured credit facility was 1.87%. We are also required to pay a commitment fee to the lenders assessed on the unused portion of the unsecured revolving credit facility. At our election, we can prepay amounts outstanding under the unsecured credit facility, in whole or in part, without penalty.

Our ability to borrow under the unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations on liens, mergers, consolidations, investments, distributions, asset sales and affiliate transactions, as well as the following financial covenants: (i) the outstanding principal balance of the loans and letter of credit liabilities cannot exceed the unencumbered asset pool availability (as defined in the third amended and restated credit agreement), (ii) a maximum leverage ratio of total indebtedness to gross asset value (as defined in the third amended and restated credit agreement) not in excess of 60%, (iii) a minimum fixed charge coverage ratio (defined as the ratio of consolidated EBITDA, subject to certain adjustments, to consolidated fixed charges) for the prior two most recently-ended calendar quarters of not less than 1.70 to 1.00, (iv) tangible net worth of at least $645 million plus 85% of the sum of net equity offering proceeds and the value of interests in the Operating Partnership issued upon contribution of assets to the Operating Partnership or its subsidiaries, (v) unhedged variable rate debt not greater than 35% of gross asset value and (vi) a maximum distribution payout ratio of the greater of (a) 95% of our “funds from operations” (as defined in the agreement) and (b) the amount required for QTS to qualify as a REIT under the Code. The interest rate applied to the outstanding balance of the unsecured credit facility decreases incrementally for every 5% below the maximum leverage ratio.

The availability under the unsecured revolving credit facility is the lesser of (i) $550 million, (ii) 60% of unencumbered asset pool capitalized value, (iii) the amount resulting in an unencumbered asset pool debt service ratio of 1.70 to 1.00 or (iv) the amount resulting in an unencumbered asset pool debt yield of 14%. In the case of clauses (ii), (iii) and (iv) of the preceding sentence, the amount available under the unsecured revolving credit facility is adjusted to take into account any other unsecured debt, a certain equipment-related loan and certain capitalized leases. The availability of funds under our unsecured credit facility depends on compliance with our covenants. As of June 30, 2015, we had outstanding $330.0 million of indebtedness under the unsecured credit facility, consisting of $230.0 million of outstanding borrowings under our unsecured revolving credit facility and $100.0 million outstanding term loan indebtedness. In connection with the unsecured credit facility, as of June 30, 2015, we had an additional $2.5 million letter of credit outstanding.

5.875% Senior Notes due 2022. On July 23, 2014, the operating partnership and QTS Finance Corporation, a subsidiary of the operating partnership formed solely for the purpose of facilitating the offering of the Senior Notes described below (collectively, the “Issuers”), issued $300 million aggregate principal amount of 5.875% Senior Notes due 2022. The Senior Notes have an interest rate of 5.875% per annum and were issued at a price equal to 99.211% of their face value. The proceeds from the offering were used to repay amounts outstanding under the unsecured credit facility, including $75 million outstanding under the term loan. The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries, Carpathia related subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS, the Issuers or any other subsidiary guarantor. QTS Realty Trust, Inc. will not initially guarantee the Senior Notes and will not be required to guarantee the Senior Notes except under certain circumstances. The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of July 23, 2014, among QTS, the Operating Partnership, QTS Finance Corporation, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”).

On March 23, 2015, the SEC declared effective the Operating Partnership and QTS Finance Corporation’s registration statement on Form S-4 pursuant to which the issuers exchanged the originally issued Senior Notes for $300 million of 5.875% Senior Notes due 2022 (the “Exchange Notes”) that are registered under the Securities Act of 1933, as amended. The exchange offer was completed on April 23, 2015, and all outstanding originally issued Senior Notes were tendered. The Exchange Notes did not provide the Company with any additional proceeds and satisfied its obligations under a registration rights agreement entered into in connection with the issuance of the Senior Notes.

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

Atlanta-Metro Equipment Loan. In April 2010, we entered into a $25 million loan to finance equipment related to an expansion project at our Atlanta-Metro data center. The loan required monthly interest and principal payments. The loan bore interest at 6.85% per annum and was scheduled to mature on June 1, 2020. This debt was repaid in June 2015 when its prepayment penalties expired.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2015, including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (in thousands):

Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Operating Leases	$2,729	$5,533	$5,606	$5,606	$4,591	$64,045	$88,110
Capital Leases and Lease Financing Obligations	6,450	12,558	12,388	8,804	2,461	13,550	56,211
Future principal payments of Indebtedness (1)	-	-	-	230,000	170,000	300,000	700,000
Total (2)	$9,179	$18,091	$17,994	$244,410	$177,052	$377,595	$844,321

(1)	Does not include the discount on Senior Notes reflected at June 30, 2015 nor the letter of credit of $2.5 million outstanding as of June 30, 2015 under our unsecured credit facility.
(2)	Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facilities, Senior Notes, mortgages, capital leases, lease financing obligations and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of June 30, 2015 (in thousands):

2015	2016	2017	2018	2019	Thereafter	Total
$13,906	$27,579	$27,258	$26,722	$19,942	$47,103	$162,510

Off-Balance Sheet Arrangements

We utilize derivatives to manage our interest rate exposure. During February 2012, we entered into two interest rate swaps with an aggregate notional amount of $150 million which qualified for hedge accounting treatment. These interest rate swaps, which matured on September 28, 2014, were designated as a cash flow hedge of future interest payments. We perform assessments of hedging effectiveness, and any ineffectiveness is recorded in interest expense. There was no ineffectiveness for the periods ended June 30, 2015 or 2014.

Cash Flows

	Six Months Ended
	June 30,
(in thousands)	2015	2014
Cash Flow Data
Cash flow provided by (used for):
Operating activities	$41,161	$29,650
Investing activities	(459,015)	(187,457)
Financing activities	417,810	160,087

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Cash flow provided by operating activities was $41.2 million for the six months ended June 30, 2015, compared to $29.7 million for the six months ended June 30, 2014. There was an increase in cash operating income of $7.6 million from the prior period, and an increase in cash flow associated with net changes in working capital of $3.9 million primarily relating to changes in rents and other receivables and accounts payable and accrued expenses.

Cash flow used for investing activities increased by $271.5 million to $459.0 million for the six months ended June 30, 2015, compared to $187.5 million for the six months ended June 30, 2014. The increase was due primarily to the acquisition of Carpathia as well as higher cash paid for capital expenditures primarily related to redevelopment of our Dallas-Fort Worth, Atlanta-Metro, Chicago and Richmond data centers of $56.0 million. These expenditures include capitalized soft costs such as interest, payroll and other costs to redevelop properties, which were, in the aggregate, $10.3 million and $8.1 million for the six months ended June 30, 2015 and 2014, respectively.

Cash flow provided by financing activities was $417.8 million for the six months ended June 30, 2015, compared to $160.1 million for the six months ended June 30, 2014. The increase was primarily due to the net proceeds from the equity offerings completed in March and June of 2015 of $370.1 million, as well as higher net proceeds of $92.3 million under our unsecured credit facility, partially offset by an increase in mortgage principal debt repayments of $15.5 million due to paying off the Atlanta-Metro equipment loan in full in the current quarter, an increase in payments of cash dividends to common stockholders of $4.3 million which was due to the increase in shares outstanding related to the March 2, 2015 equity issuance, and an increase in principal payments on capital lease obligations of $0.9 million.

Critical Accounting Policies

The Company applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the United States. Inherent in such policies are certain key assumptions and estimates made by management. Management periodically updates its estimates used in the preparation of the consolidated financial statements based on its latest assessment of the current and projected business and general economic environment. Information regarding the Company’s Critical Accounting Policies and Estimates is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, with an additional policy noted below for recently acquired goodwill.

As a result of the Carpathia acquisition in June 2015, the Company recognized approximately $173 million in goodwill. The fair value of goodwill is the consideration transferred which is not allocable to identifiable intangible and tangible assets. The Company believes that it has one reporting unit for goodwill purposes, thus will assess goodwill for impairment at least annually on that basis. Based on the initial purchase price allocation, the Company does not believe there is any immediate impairment that would need to be recognized in relation to goodwill.

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

The Operating Partnership also includes certain partners that are subject to a taxable income allocation, however, not entitled to receive recurring distributions. The partnership agreement does stipulate however, to the extent that taxable income is allocated to these partners that the partnership will make a distribution to these partners equal to the lesser of the actual per unit distributions made to Class A partners or an estimated amount to cover federal, state and local taxes on the allocated taxable income. No distributions related to allocated taxable income were made to these partners for the six months ended June 30, 2015; however, a distribution of approximately $200,000 was made to Class O LTIP holders during the three months ended June 30, 2014.

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

As of June 30, 2015, we had outstanding $400.0 million of consolidated indebtedness that bore interest at variable rates. An interest rate cap of $50 million was in place as of June 30, 2015 with a capped LIBOR rate of 3% through December 18, 2015.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. LIBOR rates are not currently within 1% of our interest rate caps, therefore a 1% increase in interest rates would increase the interest expense on the $400.0 million of variable indebtedness outstanding as of June 30, 2015 by approximately $4.0 million annually. Conversely, a decrease in the LIBOR rate to 0% would decrease the interest expense on this $400.0 million of variable indebtedness outstanding by approximately $0.7 million annually based on the one month LIBOR rate of approximately 0.2% as of June 30, 2015.

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

ITEM 4. Controls and Procedures

QTS Realty Trust, Inc.

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended June 30, 2015, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QTS’ disclosure controls and procedures are effective to ensure that information required to be disclosed by QTS in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in QTS’ internal control over financial reporting during the period ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, QTS’ internal control over financial reporting.

QualityTech LP

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended June 30, 2015, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the period ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on us.

ITEM 1A. Risk Factors

Except as described below, there have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2014, which is accessible on the SEC’s website at www.sec.gov.

Risks Related to the Carpathia Acquisition

The intended benefits of the Carpathia acquisition may not be realized, which could negatively impact our business, prospects, financial condition, liquidity and results of operations, which could have a material adverse effect on us.

We may not be able to achieve the anticipated benefits of the Carpathia acquisition. We are integrating the business of Carpathia with our existing operations, but we may be unable to accomplish the integration smoothly, successfully or within anticipated cost estimates. The diversion of our management’s attention from our current operations to these integration efforts, and any difficulties encountered, could prevent us from realizing the full benefits we anticipate to result from the Carpathia acquisition and could have a material adverse effect on us. Additional risks include, among others:

•	the inability to successfully integrate the operations, maintain consistent standards, controls, policies and procedures, or realize the benefits we anticipate of the Carpathia acquisition within the anticipated timeframe or at all;
•	the inability to effectively monitor and manage our expanded business, retain customers, suppliers and business partners, attract new customers, retain key employees or attract highly qualified new employees;
•	anticipated future synergies, accretion, revenues, cost savings or operating metrics may fail to materialize or our estimates thereof may prove to be inaccurate;
•	the acquired business may fail to perform as expected;
•	certain portions of the acquired business are located in new markets, including foreign markets, in which we have not previously operated, where we face risks associated with an incomplete knowledge or understanding of the local market;

•	the market price of our common stock may decline if we do not achieve the benefits we anticipate of the transaction as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the transaction on our financial results is not consistent with the expectations of financial or industry analysts; and
•	potential unknown liabilities with limited or no recourse against Carpathia Holdings, LLC (the “Seller”) and unforeseen increased expenses related to the Carpathia acquisition.

We cannot assure you that we will be able to complete the integration without encountering difficulties or that any such difficulties will not have a material adverse effect on us. Failure to realize the intended benefits of the Carpathia acquisition could adversely affect our business, prospects, financial condition, liquidity and results of operations, which could have a material adverse effect on us.

Our indemnification rights under the Stock Purchase Agreement are limited.

Under the stock purchase agreement we entered into with the Seller in the Carpathia acquisition (the “Stock Purchase Agreement”), our right to recover losses from the Seller arising from breaches of representations and warranties and failure to perform covenants survives only for 15 months following closing of the Carpathia Acquisition (subject to certain exceptions for breaches of post-closing covenants and for income taxes) and is subject to an overall cap of $20 million (although claims for fraud, intentional breach and income taxes related to pre-closing tax periods are not subject to the cap). Claims for breaches of representations and warranties are further subject to a deductible of $1.5 million (other than with respect to taxes, which are subject to a deductible of $750,000). Therefore, to the extent we incur losses from the Carpathia acquisition due to breaches by the Seller, even of certain “fundamental” representations such as capitalization and authority, our recovery generally will be limited to the $20 million cap and 15 month survival period, which could have a material adverse effect on us.

Following the Carpathia acquisition, the growth of our Cloud and Managed Services business continues to be limited by the 25% limit on ownership of TRS stock imposed by the Code.

We hold Carpathia’s business through our taxable REIT subsidiary. The Internal Revenue Code of 1986, as amended, provides that no more than 25% of the value of a REIT’s assets may consist of shares or securities of one or more taxable REIT subsidiaries (“TRSs”) and that at least 75% of its assets must consist of “real estate assets.” We provide Carpathia’s hybrid cloud services and IaaS product to customers through our TRS and the Carpathia acquisition has significantly increased the value of our TRS. Moreover, our investment in our TRS does not qualify as a “real estate asset” for purposes of the 75% “real estate asset” requirement. The 25% ownership limitation on TRS stock and the 75% “real estate asset” requirement could limit further growth of our Cloud and Managed Services business. In addition, because our TRS is subject to regular corporate income tax on its profits, subject to offset, to the extent we have available, tax net operating losses, our profits from our Cloud and Managed Services will be subject to regular corporate income tax and will not benefit from the special income tax treatment afforded REITs.

As a result of the Carpathia acquisition, we acquired additional government customers, contracts and subcontracts, which may subject us to additional risks, including early termination, audits, investigations, sanctions and penalties, which could have a material adverse effect on us.

As a result of the Carpathia acquisition, we will derive increased revenues from contracts with the U.S. government, state and local governments, and subcontracts with government contractors. Some of these customers may be entitled to terminate all or part of their contracts at any time, without cause.

Recently, political pressure has increased for governments and their agencies, both domestically and internationally, to reduce spending. Some of Carpathia’s and our federal government contracts and subcontracts are directly or indirectly subject to Congressional approval of appropriations to fund the expenditures under these contracts. Similarly, some of Carpathia’s and our contracts and subcontracts at the state and local levels are subject to government funding authorizations. To the extent that funding underlying any of these government contracts or subcontracts is reduced or eliminated, there is an increased risk that the counterparties may terminate the contracts or subcontracts, which could have a material adverse effect on us.

Government contracts and subcontracts also are generally subject to government audits and investigations. To the extent we fail to comply with laws or regulations related to such contracts, any such audit or investigation of us could result in various civil and criminal penalties and administrative sanctions, including termination of such contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business, any of which could have a material adverse effect on us.

Our business could be adversely affected by security breaches through cyber attacks, cyber intrusions or otherwise.

We face risks associated with security breaches and other significant disruptions of our information technology networks and related systems, which are essential to our business operations. Following the Carpathia acquisition, we may be more subject to these risks. Such breaches and disruptions may occur through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization. Because a portion of our business focuses on serving United States government agencies and their contractors with a general focus on data security and information technology, we may be especially likely to be targeted by cyber attacks, including by governments, organizations or persons hostile to our government, following the Carpathia acquisition. Despite our activities to maintain the security and integrity of our networks and related systems, there can be no assurance that these activities will be effective. A security breach involving our networks and related systems could disrupt our operations in numerous ways, including by creating difficulties for our customers that may reflect poorly on us or by exposing us to potential liability, which could have a material adverse effect on us.

As a result of the Carpathia acquisition, we have international operations, in which we have no prior experience and international operations will expose us to regulatory, currency, legal, tax and other risks distinct from those faced by us in the U.S.

Foreign operations will involve risks not generally associated with investments in the United States, including:

•	our limited knowledge of and relationships with customers, contractors, suppliers or other parties in these markets;
•	complexity and costs associated with managing international development and operations;
•	difficulty in hiring qualified management, sales and other personnel and service providers;
•	differing employment practices and labor issues;
•	multiple, conflicting and changing legal, regulatory, entitlement and permitting, and tax and treaty environments;
•	exposure to increased taxation, confiscation or expropriation;
•	currency transfer restrictions and limitations on our ability to distribute cash earned in foreign jurisdictions to the United States;
•	difficulty in enforcing agreements in non-U.S. jurisdictions, including those entered into in connection with our acquisitions or in the event of a default by one or more of our customers, suppliers or contractors;
•	local business and cultural factors; and
•	political and economic instability, including sovereign credit risk, in certain geographic regions.

Our inability to overcome these risks could adversely affect our international operations and could harm our business, prospects, financial condition, liquidity and results of operations.

The Carpathia acquisition increases the proportion of our business associated with Cloud and Managed Services, which increases our exposure to the risks of that product service, including adverse economic or other conditions or adverse changes in law or other regulations relating to the Internet, communications or information technologies.

The Carpathia acquisition increases the proportion of our business dedicated to the Cloud and Managed Services market. Therefore, adverse changes in that product service, such as increased regulation of, an oversupply of or a decrease in demand for, the Cloud and Managed Services market or any other adverse condition, would have a proportionately greater adverse effect on us than such change would have had before the Carpathia acquisition. Additionally, the adoption or modification of laws or regulations relating to the Internet, or otherwise relating to the our Cloud and Managed Services business or Carpathia’s business, or changes in interpretations of existing laws, would have a proportionately greater adverse effect on us than such change would have before the Carpathia acquisition. Therefore, this increased exposure to the Cloud and Managed Services market could have a material adverse effect on us.

Carpathia leased data center space in several locations under long-term non-cancellable lease agreements, and following the Carpathia acquisition, the non-renewal or loss of such leases, or the continuing obligations under such leases in the event of a loss of customers or customer revenues, could have a material adverse effect on us.

Carpathia leased data center space in several locations under long-term non-cancellable lease agreements expiring through 2026 and, in turn, subleases that space to its customers. Following the Carpathia acquisition, we may incur costs if we are forced to vacate this space due to the high costs of relocating the equipment in these facilities and installing the necessary infrastructure in a new data center property. If we are forced to vacate any of these facilities, we could lose customers that chose our services based on our location. The landlords could attempt to evict us for reasons beyond our control. Further, we may be unable to maintain good working relationships with Carpathia’s landlords, which would adversely affect our relationship with our customers and could result in the loss of current customers. In addition, we cannot assure you that we will be able to renew these leases prior to their expiration dates on favorable terms or at all. Certain of such leases relate to data centers owned by companies that may view us as a competitor, which may impact their willingness to extend these leases upon expiration. If we are unable to renew these lease agreements, we could lose a significant number of customers who are unwilling to relocate their equipment to another one of our data center properties, which could have a material adverse effect on us. Even if we are able to renew these leases, the terms and other costs of renewal may be less favorable than our existing lease arrangements. Failure to sufficiently increase revenue from customers at these facilities to offset these projected higher costs could have a material adverse effect on us.

In addition, the terms of the customer contracts we assumed in the Carpathia acquisition are of shorter duration in many cases than the non-cancellable lease agreements for data center space described in above. We are obligated to make payments on these long-term non-cancellable leases regardless of whether our customer contracts are terminated or expire and regardless of whether our customers continue to make payments under their contracts. To the extent we experiences a loss of customers or customer revenue, including upon expiration or termination of customer contracts, our continuing obligations under the non-cancellable lease agreements for data center space may result in expenses to us without offsetting revenue, which could have a material adverse effect on us.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

QTS did not sell any securities during the six months ended June 30, 2015 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

QTS from time to time issues shares of Class A common stock pursuant to the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”), upon exercise of stock options issued under the 2013 Equity Incentive Plan, and upon redemption of Class A units of limited partnership of the Operating Partnership (either through Class A units previously held or those received from conversion of Class O units from the QualityTech, LP 2010 Equity Incentive Plan). Pursuant to the partnership agreement of the Operating Partnership, each time QTS issues shares of common stock, the Operating Partnership issues to QTS, its general partner, an equal number of Class A units. The units issued to QTS are are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to QTS and therefore, did not involve a public offering. During the six months ended June 30, 2015, the Operating Partnership issued 0.6 million Class A units to QTS in connection with such redemptions and stock option exercises and issuances pursuant to the 2013 Equity Incentive Plan, with a value of approximately $20.0 million based on the respective dates of the redemptions and option exercises, as applicable.

Repurchases of Equity Securities

During the six months ended June 30, 2015, certain of our employees surrendered Class A common stock owned by them to satisfy their statutory minimum federal and state tax obligations in connection with the vesting of restricted common stock under the 2013 Equity Incentive Plan.

The following table summarizes all of these repurchases during the six months ended June 30, 2015.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2015 through January 31, 2015	-		N/A	N/A	N/A
February 1, 2015 through February 28, 2015	-		N/A	N/A	N/A
March 1, 2015 through March 31, 2015	7,091	(1)	$36.50	N/A	N/A
April 1, 2015 through April 30, 2015	-		N/A	N/A	N/A
May 1, 2015 through May 31, 2015	-		N/A	N/A	N/A
June 1, 2015 through June 30, 2015	2,534	(1)	$36.27	N/A	N/A
Total	9,625	(1)	$36.44

(1)	The number of shares purchased represents shares of Class A common stock surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock. With respect to these shares, the price paid per share is based on the closing price of our Class A common stock as of the date of the determination of the statutory minimum federal income tax.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit
Number	Exhibit Description

2.1	Stock Purchase Agreement, dated May 6, 2015, by and among Quality Technology Services Holding, LLC, Carpathia Holdings, LLC and Carpathia Acquisition, Inc. (Filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 12, 2015)

2.2	First Amendment to Stock Purchase Agreement, effective as of June 12, 2015, by and among Quality Technology Services Holding, LLC, Carpathia Holdings, LLC and Carpathia Acquisition, Inc. (Filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 19, 2015)

3.1	Articles of Amendment and Restatement of QTS Realty Trust, Inc. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

3.2	Amended and Restated Bylaws of QTS Realty Trust, Inc. (Filed as Exhibit 3.2 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

4.1	Form of Specimen Class A Common Stock Certificate (Filed as Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

4.2	Indenture, dated July 23, 2014, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., certain subsidiaries of QualityTech, LP and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2014)

4.3	Supplemental Indenture, dated as of December 22, 2014, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of July 23, 2014, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 23, 2015)

4.4	Form of 5.875% Senior notes due 2022 (included in Exhibit 4.2 hereto)

10.1	Amendment # 2 to QTS Realty Trust, Inc. 2013 Equity Incentive Plan (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 6, 2015)

10.2	Fifth Amendment to Credit Agreement, by and among Quality Investment Properties Richmond, LLC, Quality Technology Services Richmond II, LLC, QualityTech, LP, QTS Realty Trust, Inc., each of the Lenders party thereto, and Regions Bank, dated June 5, 2015

10.3	Sixth Amendment to Credit Agreement, by and among Quality Investment Properties Richmond, LLC, Quality Technology Services Richmond II, LLC, QualityTech, LP, QTS Realty Trust, Inc., each of the Lenders party thereto, and Regions Bank, dated June 26, 2015

10.4	First Amendment to the Third Amended and Restated Credit Agreement, by and among QualityTech, LP, the entities listed on the signature pages thereto as guarantors, KeyBank National Association, the other lenders which are signatories thereto and KeyBank National Association, dated June 5, 2015

10.5	Second Amendment to the Third Amended and Restated Credit Agreement, by and among QualityTech, LP, the entities listed on the signature pages thereto as guarantors, KeyBank National Association, the other lenders which are signatories thereto and KeyBank National Association, dated June 26, 2015

10.6	Employee Stock Purchase Plan, effective July 1, 2015 (Filed as Exhibit 99.1 to the Registration Statement on Form S-8 filed with the SEC on June 17, 2015)

10.7	Employment Agreement dated as of February 16, 2015 by and among QualityTech, LP, QTS Realty Trust, Inc., Quality Technology Services, LLC and Stanley M. Sword (Filed as Exhibit 10.10 to QualityTech, LP’s Registration Statement on Form S-4/A filed with the SEC on March 19, 2015)

10.8	Employment agreement dated as of May 6, 2015 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services Holding, LLC, Quality Technology Services, LLC and Peter Weber

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QualityTech, LP)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QualityTech, LP)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (QualityTech, LP)

101	The following materials from QTS Realty Trust, Inc.’s and QualityTech, LP’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of equity and partners’ capital, (iv) condensed consolidated statements of cash flow, and (v) the notes to the condensed consolidated financial statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: August 7, 2015	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: August 7, 2015	/s/ William H. Schafer
William H. Schafer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

QualityTech, LP

By: QTS Realty Trust, Inc.,
its general partner

DATE: August 7, 2015	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: August 7, 2015	/s/ William H. Schafer
William H. Schafer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

