Form 10-Q
period 2015-09-30
QTS Realty Trust, Inc.; QualityTech, LP
filed 2015-11-06
CIK 1577368, 1561164

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

QTS Realty Trust, Inc. Yes  ☐     No  ☒                             QualityTech, LP Yes  ☐     No  ☒

There were 41,019,436 shares of Class A common stock, $0.01 par value per share, and 133,000 shares of Class B common stock, $0.01 par value per share, of QTS Realty Trust, Inc. outstanding on November 3, 2015.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q of QTS Realty Trust, Inc. (“QTS”) and QualityTech, LP, a Delaware limited partnership, which is our operating partnership (the “Operating Partnership”).

Management operates QTS and the Operating Partnership as one business. The management of QTS consists of the same employees as the management of the Operating Partnership. QTS is the sole general partner of the Operating Partnership, and, as of September 30, 2015, its only material asset consisted of its ownership of approximately 85.7% of the Operating Partnership. QTS does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. QTS has not issued or guaranteed any indebtedness. Except for net proceeds from public equity issuances by QTS, which are contributed to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership, the Operating Partnership generates all remaining capital required by our business through its operations, the direct or indirect incurrence of indebtedness, and the issuance of partnership units. Therefore, as general partner with control of the Operating Partnership, QTS consolidates the Operating Partnership for financial reporting purposes.

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

QTS Realty Trust, Inc.

QualityTech, LP

Form 10-Q

For the Quarterly Period Ended September 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands except share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Real Estate Assets
Land	$52,430	$48,577
Buildings and improvements	1,108,758	914,286
Less: Accumulated depreciation	(222,373)	(180,167)
	938,815	782,696
Construction in progress	353,782	214,719
Real Estate Assets, net	1,292,597	997,415

Cash and cash equivalents	10,730	10,788
Rents and other receivables, net	31,024	15,579
Acquired intangibles, net	119,402	18,000
Deferred costs, net	38,522	37,058
Prepaid expenses	9,074	3,079
Goodwill	174,697	-
Other assets, net	29,445	24,640
TOTAL ASSETS	$1,705,491	$1,106,559

LIABILITIES
Mortgage notes payable	$70,000	$86,600
Unsecured credit facility	400,000	239,838
Senior notes, net of discount	297,914	297,729
Capital lease and lease financing obligations	53,023	13,062
Accounts payable and accrued liabilities	80,893	64,607
Dividends and distributions payable	15,349	10,705
Advance rents, security deposits and other liabilities	19,079	3,302
Deferred income taxes	15,634	-
Deferred income	25,046	10,531
TOTAL LIABILITIES	976,938	726,374
EQUITY
Common stock, $0.01 par value, 450,133,000 shares authorized, 41,101,507 and 29,408,138 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	412	294
Additional paid-in capital	668,246	324,917
Accumulated dividends in excess of earnings	(44,142)	(22,503)
Total stockholders’ equity	624,516	302,708
Noncontrolling interests	104,037	77,477
TOTAL EQUITY	728,553	380,185
TOTAL LIABILITIES AND EQUITY	$1,705,491	$1,106,559

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2015	2014	2015	2014
Rental	$62,744	$45,448	$164,270	$127,993
Recoveries from customers	6,158	6,131	17,404	13,674
Cloud and managed services	18,573	5,242	32,588	14,443
Other	1,415	1,124	4,131	2,116
Total revenues	88,890	57,945	218,393	158,226
Operating Expenses:
Property operating costs	30,925	20,369	72,292	53,121
Real estate taxes and insurance	1,462	1,377	4,421	3,713
Depreciation and amortization	24,486	15,210	58,791	42,274
General and administrative	19,440	11,045	47,893	33,296
Restructuring	-	226	-	1,272
Transaction and integration costs	1,482	(195)	6,256	958
Total operating expenses	77,795	48,032	189,653	134,634
Operating income	11,095	9,913	28,740	23,592

Other income and expenses:
Interest income	1	-	2	8
Interest expense	(5,418)	(5,410)	(15,559)	(9,683)
Other (expense) income, net	-	(470)	(83)	(580)
Income before taxes	5,678	4,033	13,100	13,337
Tax benefit (expense) of taxable REIT subsidiaries	2,560	(27)	5,695	(82)
Net income	8,238	4,006	18,795	13,255
Net income attributable to noncontrolling interests	(1,229)	(849)	(3,072)	(2,810)
Net income attributable to QTS Realty Trust, Inc.	$7,009	$3,157	$15,723	$10,445

Net income per share attributable to common shares:
Basic	$0.17	$0.11	$0.43	$0.36
Diluted	0.17	0.11	0.43	0.36

Weighted average common shares outstanding:
Basic	40,994,387	29,016,774	36,354,738	29,006,620
Diluted	48,733,417	37,251,769	44,181,583	37,039,603

 See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands)

				Accumulated
	Common stock		Additional	dividends in	Total
	Shares	Amount	paid-in capital	excess of earnings	Stockholders’ equity	Noncontrolling interests	Total
Balance January 1, 2015	29,408	$294	$324,917	$(22,503)	$302,708	$77,477	$380,185
Issuance of shares through equity award plan	263	3	(3)	-	-	-	-
Reclassification of noncontrolling interest upon conversion of partnership units to common stock	680	7	8,495	-	8,502	(8,502)	-
Equity-based compensation expense	-	-	4,355	-	4,355	851	5,206
Net proceeds from equity offering	10,750	108	330,482	-	330,590	37,830	368,420
Dividends to shareholders	-	-	-	(37,362)	(37,362)	-	(37,362)
Distributions to noncontrolling interests	-	-	-	-	-	(6,691)	(6,691)
Net income	-	-	-	15,723	15,723	3,072	18,795
Balance September 30, 2015	41,101	$412	$668,246	$(44,142)	$624,516	$104,037	$728,553

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the nine months ended September 30, 2015 and 2014

Cash flow from operating activities:	2015	2014
Net income	$18,795	$13,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,347	40,070
Amortization of deferred loan costs	2,372	1,894
Amortization of senior notes discount	184	38
Equity-based compensation expense	5,206	2,901
Bad debt expense	640	402
Write off of deferred loan costs	83	580
Deferred tax benefit	(5,695)	-
Changes in operating assets and liabilities
Rents and other receivables, net	(2,382)	104
Prepaid expenses	(4,713)	(2,245)
Other assets	(352)	596
Accounts payable and accrued liabilities	(2,427)	(7,833)
Advance rents, security deposits and other liabilities	(437)	(44)
Deferred income	3,698	1,637
Net cash provided by operating activities	72,319	51,355
Cash flow from investing activities:
Acquisitions, net of cash acquired	(288,865)	(91,064)
Additions to property and equipment	(252,156)	(156,008)
Cash used in investing activities	(541,021)	(247,072)
Cash flow from financing activities:
Credit facility proceeds	420,162	230,500
Senior Notes proceeds	-	297,633
Debt repayment	(260,000)	(290,000)
Payment of deferred financing costs	(577)	(9,648)
Payment of cash dividends	(32,756)	(23,783)
Distribution to noncontrolling interests	(6,652)	(6,932)
Principal payments on capital lease obligations	(4,415)	(553)
Mortgage principal debt repayments	(16,600)	(1,665)
Equity proceeds, net of costs	369,482	-
Net cash provided by financing activities	468,644	195,552

Net decrease in cash and cash equivalents	(58)	(165)
Cash and cash equivalents, beginning of period	10,788	5,210
Cash and cash equivalents, end of period	$10,730	$5,045
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$17,785	$4,599
Noncash investing and financing activities:
Accrued capital additions	$48,540	$36,381
Capital lease and lease financing obligations assumed	$43,832	$-

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Real Estate Assets
Land	$52,430	$48,577
Buildings and improvements	1,108,758	914,286
Less: Accumulated depreciation	(222,373)	(180,167)
	938,815	782,696
Construction in progress	353,782	214,719
Real Estate Assets, net	1,292,597	997,415

Cash and cash equivalents	10,730	10,788
Rents and other receivables, net	31,024	15,579
Acquired intangibles, net	119,402	18,000
Deferred costs, net	38,522	37,058
Prepaid expenses	9,074	3,079
Goodwill	174,697	-
Other assets, net	29,445	24,640
TOTAL ASSETS	$1,705,491	$1,106,559

LIABILITIES
Mortgage notes payable	$70,000	$86,600
Unsecured credit facility	400,000	239,838
Senior notes, net of discount	297,914	297,729
Capital lease and lease financing obligations	53,023	13,062
Accounts payable and accrued liabilities	80,893	64,607
Dividends and distributions payable	15,349	10,705
Advance rents, security deposits and other liabilities	19,079	3,302
Deferred income taxes	15,634	-
Deferred income	25,046	10,531
TOTAL LIABILITIES	976,938	726,374
PARTNERS' CAPITAL
Partners' capital	728,553	380,185
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$1,705,491	$1,106,559

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2015	2014	2015	2014
Rental	$62,744	$45,448	$164,270	$127,993
Recoveries from customers	6,158	6,131	17,404	13,674
Cloud and managed services	18,573	5,242	32,588	14,443
Other	1,415	1,124	4,131	2,116
Total revenues	88,890	57,945	218,393	158,226
Operating Expenses:
Property operating costs	30,925	20,369	72,292	53,121
Real estate taxes and insurance	1,462	1,377	4,421	3,713
Depreciation and amortization	24,486	15,210	58,791	42,274
General and administrative	19,440	11,045	47,893	33,296
Restructuring	-	226	-	1,272
Transaction and integration costs	1,482	(195)	6,256	958
Total operating expenses	77,795	48,032	189,653	134,634
Operating income	11,095	9,913	28,740	23,592

Other income and expenses:
Interest income	1	-	2	8
Interest expense	(5,418)	(5,410)	(15,559)	(9,683)
Other (expense) income, net	-	(470)	(83)	(580)
Income before taxes	5,678	4,033	13,100	13,337
Tax benefit (expense) of taxable REIT subsidiaries	2,560	(27)	5,695	(82)
Net income	$8,238	$4,006	$18,795	$13,255

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(unaudited and in thousands)

	Limited Partners' Capital		General Partner's Capital
	Units	Amount	Units	Amount	Total
Balance January 1, 2015	36,935	$380,185	1	$-	$380,185
Issuance of shares through equity award plan	263	-	-	-	-
Equity-based compensation expense	-	5,206	-	-	5,206
Net proceeds from QTS Realty Trust, Inc. equity offering	10,750	368,420	-	-	368,420
Dividends to QTS Realty Trust, Inc.	-	(37,362)	-	-	(37,362)
Partnership distributions	-	(6,691)	-	-	(6,691)
Net income	-	18,795	-	-	18,795
Balance September 30, 2015	47,948	$728,553	1	$-	$728,553

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the nine months ended September 30, 2015 and 2014

Cash flow from operating activities:	2015	2014
Net income	$18,795	$13,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,347	40,070
Amortization of deferred loan costs	2,372	1,894
Amortization of senior notes discount	184	38
Equity-based compensation expense	5,206	2,901
Bad debt expense	640	402
Write off of deferred loan costs	83	580
Deferred tax benefit	(5,695)	-
Changes in operating assets and liabilities
Rents and other receivables, net	(2,382)	104
Prepaid expenses	(4,713)	(2,245)
Other assets	(352)	596
Accounts payable and accrued liabilities	(2,427)	(7,833)
Advance rents, security deposits and other liabilities	(437)	(44)
Deferred income	3,698	1,637
Net cash provided by operating activities	72,319	51,355
Cash flow from investing activities:
Acquisitions, net of cash acquired	(288,865)	(91,064)
Additions to property and equipment	(252,156)	(156,008)
Cash used in investing activities	(541,021)	(247,072)
Cash flow from financing activities:
Credit facility proceeds	420,162	230,500
Senior Notes proceeds	-	297,633
Debt repayment	(260,000)	(290,000)
Payment of deferred financing costs	(577)	(9,648)
Payment of cash dividends	(32,756)	(23,783)
Partnership distributions	(6,652)	(6,932)
Principal payments on capital lease obligations	(4,415)	(553)
Mortgage principal debt repayments	(16,600)	(1,665)
Equity proceeds, net of costs	369,482	-
Net cash provided by financing activities	468,644	195,552

Net decrease in cash and cash equivalents	(58)	(165)
Cash and cash equivalents, beginning of period	10,788	5,210
Cash and cash equivalents, end of period	$10,730	$5,045
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$17,785	$4,599
Noncash investing and financing activities:
Accrued capital additions	$48,540	$36,381
Capital lease and lease financing obligations assumed	$43,832	$-

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

Concurrently with the completion of the IPO, the Company consummated a series of transactions, including the merger of General Atlantic REIT, Inc. with the Company, pursuant to which the Company became the sole general partner and majority owner of QualityTech, LP, the Operating Partnership. QTS contributed the net proceeds received from the IPO to the Operating Partnership in exchange for partnership units therein. As of September 30, 2015, QTS owned approximately 85.7% of the interests in the Operating Partnership. Substantially all of QTS’ assets are held by, and QTS’ operations are conducted through, the Operating Partnership. QTS’ interest in the Operating Partnership entitles QTS to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to QTS’ percentage ownership. As the sole general partner of the Operating Partnership, QTS generally has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners. QTS’ board of directors manages the Company’s business and affairs.

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

The interim condensed consolidated financial statements of QTS Realty Trust, Inc. for the three and nine months ended September 30, 2015 and 2014, and as of September 30, 2015 and December 31, 2014 present the accounts of QTS Realty Trust, Inc. and its majority owned subsidiaries. This includes the operating results of the Operating Partnership for all periods presented.

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

Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. For the three months ended September 30, 2015, depreciation expense related to real estate assets and non-real estate assets was $15.2 million and $2.7 million, respectively, for a total of $17.9 million. For the three months ended September 30, 2014, depreciation expense related to real estate assets and non-real estate assets was $10.3 million and $1.6 million, respectively, for a total of $11.9 million. For the nine months ended September 30, 2015, depreciation expense related to real estate assets and non-real estate assets was $38.5 million and $6.2 million, respectively, for a total of $44.7 million. For the nine months ended September 30, 2014, depreciation expense related to real estate assets and non-real estate assets was $28.2 million and $4.6 million, respectively, for a total of $32.8 million. The Company capitalizes certain development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset is ready for its intended use. Capitalization of such costs, excluding interest, aggregated to $2.7 million and $2.9 million for the three months ended September 30, 2015 and 2014, respectively, and $8.6 million and $7.5 million for the nine months ended September 30, 2015 and 2014, respectively. Interest is capitalized during the period of development by first applying the Company’s actual borrowing rate on the related asset and second, to the extent necessary, by applying the Company’s weighted average effective borrowing rate to the actual development and other costs expended during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $2.7 million and $1.3 million for the three months ended September 30, 2015 and 2014, respectively, and $7.1 million and $4.7 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Acquired in-place leases are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Amortization of acquired in place lease costs totaled $0.4 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and $1.3 million and $1.8 million for the nine months ended September 30, 2015 and 2014, respectively. This amortization expense is accounted for as real estate amortization expense.

Acquired customer relationships are amortized as amortization expense on a straight-line basis over the expected life of the customer relationship. Amortization of acquired customer relationships totaled $2.0 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, and $3.0 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively. This amortization expense is accounted for as real estate amortization expense.

Other acquired intangible assets, which includes platform, above or below market leases, and trade name intangibles, are amortized on a straight-line basis over their respective expected lives. Platform and trade name intangibles are amortized as amortization expense. Platform amortization expense was $0.8 million and $0.9 million for the three and nine months ended September 30, 2015, respectively. Trade name amortization expense was $0.3 million for the three and nine months September 30, 2015. Above or below market leases are amortized as rent expense, which totaled $0.1 million for both the three and nine months ended September 30, 2015. There was no amortization expense or rent expense related to platform, trade name, and above or below market lease intangibles for the three and nine months ended September 30, 2014. The expense associated with above and below market leases and trade name intangibles is accounted for as real estate expense, whereas the expense associated with the amortization of platform intangibles is accounted for as non-real estate expense.

See Note 3 for discussion of the preliminary purchase price allocation for the acquisition of Carpathia Hosting, Inc. (“Carpathia”) on June 16, 2015.

Impairment of Long-Lived and Intangible Assets – The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is generally measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. No impairment losses were recorded for the three and nine months ended September 30, 2015 and 2014, respectively.

As a result of the Carpathia acquisition, the Company recognized approximately $175 million in goodwill. The fair value of goodwill is the consideration transferred which is not allocable to identifiable intangible and tangible assets. The Company believes that it has one reporting unit for goodwill purposes, and will assess goodwill for impairment annually on October 1 on that basis.

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

Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Amortization of the deferred financing costs was $0.8 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and $2.4 million and $1.7 million for the nine months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2014, the Company wrote off unamortized financing costs of $0.5 million primarily in connection with paying down $75 million of its unsecured credit facility term loan. No unamortized financing costs were written off during the three months ended September 30, 2015. During the nine months ended September 30, 2015, the Company wrote off unamortized financing costs of $0.1 million in connection with the repayment of the Atlanta Metro equipment loan in June 2015, as discussed in Note 5. During the nine months ended September 30, 2014, in addition to the aforementioned $0.5 million write off, the Company wrote off unamortized financing costs of $0.1 million in connection with the modification of its credit facility that is secured by the Richmond data center. Deferred financing costs, net of accumulated amortization are as follows:

	September 30,	December 31,
(dollars in thousands)	2015	2014
	(unaudited)

Deferred financing costs	$18,646	$18,152
Accumulated amortization	(4,090)	(1,683)
Deferred financing costs, net	$14,556	$16,469

Deferred leasing costs consist of external fees and internal costs incurred in the successful negotiations of leases and are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $3.1 million and $2.5 million for the three months ended September 30, 2015 and 2014, respectively, and $8.6 million and $6.7 million for the nine months ended September 30, 2015 and 2014, respectively. Deferred leasing costs, net of accumulated amortization are as follows (excluding $2.9 million, net of amortization, related to a leasing arrangement at the Company’s Princeton facility in 2014):

	September 30,	December 31,
(dollars in thousands)	2015	2014
	(unaudited)

Deferred leasing costs	$35,652	$26,799
Accumulated amortization	(14,565)	(9,378)
Deferred leasing costs, net	$21,087	$17,421

Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. The Company records this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $25.0 million and $10.5 million as of September 30, 2015 and December 31, 2014, respectively. Additionally, $1.5 million and $1.1 million of deferred income was amortized into revenue for the three months ended September 30, 2015 and 2014, respectively, and $4.1 million and $3.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Interest Rate Derivative Instruments – The Company utilizes derivatives to manage its interest rate exposure. During February 2012, the Company entered into interest rate swaps with a notional amount of $150 million which were cash flow hedges and qualified for hedge accounting. For these hedges, the effective portion of the change in fair value was recognized through other comprehensive income or loss. Amounts were reclassified out of other comprehensive income (loss) as the hedged item was recognized in earnings, either for ineffectiveness or for amounts paid relating to the hedge. The Company reflected all changes in the fair value of the swaps in other comprehensive income (loss) during the three and nine months ended September 30, 2014, as there was no ineffectiveness recorded in that period. The Company had no interest rate swaps outstanding at September 30, 2015 and December 31, 2014.

Equity-based Compensation – All equity-based compensation is measured at fair value on the grant date or date of modification, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as a liability or as equity in the consolidated balance sheets. Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification. Equity-based compensation expense net of forfeited and repurchased awards was $2.1 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively, and $5.2 million and $2.9 million for the nine months ended September 30, 2015 and 2014, respectively.

Rental Revenue – The Company, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $7.3 million and $4.0 million as of September 30, 2015 and December 31, 2014, respectively. Rental revenue also includes amortization of set-up fees which are amortized over the term of the respective lease as discussed above.

Cloud and Managed Services Revenue – The Company may provide both its cloud product and use of its managed services to its customers on an individual or combined basis. Service fee revenue is recognized as the revenue is earned, which generally coincides with the services being provided.

Allowance for Uncollectible Accounts Receivable – Rents receivable are recognized when due and are carried at cost, less an allowance for doubtful accounts. The Company records a provision for losses on rents receivable equal to the estimated uncollectible accounts, which is based on management’s historical experience and a review of the current status of the Company’s receivables. As necessary, the Company also establishes an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. The aggregate allowance for doubtful accounts was $5.3 million and $3.7 million as of September 30, 2015 and December 31, 2014, respectively.

Capital Leases and Lease Financing Obligations – The Company evaluates leased real estate to determine whether the lease should be classified as a capital or operating lease in accordance with U.S GAAP.

The Company periodically enters into capital leases for certain equipment. In addition, through its acquisition of Carpathia Hosting, Inc. on June 16, 2015, the Company is now party to capital leases for property and equipment, as well as financing obligations related to a sale-leaseback transaction. The outstanding liabilities for the capital leases were $29.6 million and $13.1 million as of September 30, 2015 and December 31, 2014, respectively. The outstanding liabilities for the lease financing obligations were $23.4 million as of September 30, 2015. The value of the assets associated with these leases approximates the outstanding obligations as of September 30, 2015 and December 31, 2014, respectively. Depreciation related to the associated assets is included in depreciation and amortization expense in the Statements of Operations and Comprehensive Income.

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

Segment Information – The Company manages its business as one operating segment and thus one reportable segment consisting of a portfolio of investments in data centers located primarily in the United States with others in Canada, Europe and the Asia-Pacific region.

Customer Concentrations – As of September 30, 2015, one of the Company’s customers represented 8.2% of its total monthly rental revenue. No other customers exceeded 5% of total monthly rental revenue.

As of September 30, 2015, three of the Company’s customers exceeded 5% of total accounts receivable. In aggregate, these three customers accounted for 40% of total accounts receivable. Two of these three customers individually exceeded 10% of total accounts receivable.

Income Taxes – The Company elected for three of its existing subsidiaries to be taxed as taxable REIT subsidiaries pursuant to the REIT rules of the U.S. Internal Revenue Code.

For the taxable REIT subsidiaries, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

As of December 31, 2014, one of the taxable REIT subsidiaries’ deferred tax assets were primarily the result of U.S. net operating loss carryforwards. A valuation allowance was recorded against its gross deferred tax asset balance as of December 31, 2014. As a result of the acquisition of Carpathia, the Company has determined that it is more likely than not that pre-existing deferred tax assets will be realized by the combined entity, and the valuation allowance was eliminated. The change in the valuation allowance resulting from the change in circumstances is included in income, recognized in deferred income tax benefit in the three and nine months ended September 30, 2015.

In addition to the deferred income tax benefit recognized in connection with the elimination of the valuation allowance, a deferred tax benefit is being recognized in the third quarter and nine months ended September 30, 2015 in connection with recorded operating losses. The taxable REIT subsidiary consolidated group has a net deferred tax liability position primarily due to the customer-based intangibles acquired as part of the Carpathia acquisition.

The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the taxable REIT subsidiary, tax law changes and future business acquisitions. The Company’s effective tax rates were 28.4% and 0% for the nine months ended September 30, 2015 and 2014, respectively. The increase in the effective tax rate is primarily due to the elimination of the valuation allowance as a result of the Carpathia acquisition, as well as recorded operating losses in the current year.

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

As the Company’s previous interest rate swaps matured on September 28, 2014, there are no financial assets or liabilities measured at fair value on a recurring basis on the consolidated balance sheets as of September 30, 2015 and December 31, 2014. The Company’s purchase price allocation of Carpathia is a fair value estimate that utilized Level 3 inputs and is measured on a non-recurring basis. See Note 3 for further detail.

New Accounting Pronouncements

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

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company is currently assessing the impact of this standard on its consolidated financial statements.

3. Acquisitions

Carpathia Acquisition

On June 16, 2015, the Company completed the acquisition of 100% of the outstanding stock of Carpathia Hosting, Inc. (“Carpathia”), a Virginia-based colocation, cloud and managed services provider for approximately $354.4 million (based on the preliminary assessment of the fair value of assets acquired and liabilities assumed). Upon completion of this acquisition, the Company assumed all of the assets and liabilities of Carpathia Acquisition, Inc. Carpathia Acquisition, Inc. and its subsidiaries, including Carpathia, became indirect, wholly-owned subsidiaries of the Company. Carpathia is a provider of colocation, hybrid cloud and Infrastructure-as-a-Service (IaaS) servicing enterprise customers and federal agencies, with a customer base of approximately 230 customers as of June 16, 2015. Carpathia utilizes eight domestic data centers located in Dulles, Virginia; Phoenix, Arizona; San Jose, California; Harrisonburg, Virginia and Ashburn, Virginia; and five international data centers located in Toronto; Amsterdam; London; Hong Kong and Sydney.

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

The following table summarizes the consideration for the Carpathia acquisition and the preliminary allocation of the fair value of assets acquired and liabilities assumed at the acquisition date (in thousands). This allocation is subject to change pending the final valuation of these assets and liabilities:

June 16, 2015
Land	$1,130
Buildings and improvements	78,898
Construction in process	12,127
Acquired intangibles, net	90,947
Net working capital	2,390
Total identifiable assets acquired	185,492

Capital lease and lease financing obligations	43,832
Deferred income taxes	21,673
Total liabilities assumed	65,505

Net identifiable assets acquired	119,987
Goodwill	174,697
Net assets acquired	$294,684

Goodwill recognized in the transaction relates primarily to anticipated operating synergies, Carpathia’s in-place workforce and access to Carpathia’s broader customer base. Based on the preliminary purchase price allocation, amortization expenses relative to the intangible assets acquired are expected to be approximately $5.9 million, $11.0 million, $11.0 million, $8.8 million and $6.7 million for the years ended December 31, 2015 through December 31, 2019, respectively.

The following table represents the pro forma condensed consolidated statements of operations of the combined entities for the three-month period ended September 30, 2014, and for the nine-month periods ended September 30, 2015 and 2014 (in thousands):

	(Unaudited) Pro Forma Condensed Consolidated Statements of Operations
	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2015	2014
Revenue	$78,951	$285,769	$218,918
Net income	$1,550	$10,901	$7,949

These amounts have been calculated after applying the Company’s accounting policies, and give effect to the Carpathia acquisition. The purchase price allocation for this acquisition has been prepared on a preliminary basis. Accordingly, the purchase accounting adjustments made in connection with the development of the unaudited pro forma consolidated statements of operations are preliminary and subject to change.

The unaudited pro forma condensed consolidated financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the transactions noted above been consummated on January 1, 2014, nor does it purport to represent the results of operations for future periods.

Revenue and net income generated by Carpathia entities subsequent to the Company’s acquisition from June 16, 2015 to September 30, 2015 were $25.9 million and $0.7 million, respectively.

4. Real Estate Assets and Construction in Progress

The following is a summary of properties owned or leased by the Company as of September 30, 2015 and December 31, 2014 (in thousands):

As of September 30, 2015 (unaudited):

Property Location	Land	Buildings and Improvements	Construction in Progress	Total Cost

Owned Properties
Suwanee, Georgia (Atlanta-Suwanee)	$3,521	$146,714	$16,558	$166,793
Atlanta, Georgia (Atlanta-Metro)	15,396	386,397	48,403	450,196
Santa Clara, California*	-	93,895	990	94,885
Richmond, Virginia	2,180	166,283	122,746	291,209
Sacramento, California	1,481	61,112	302	62,895
Princeton, New Jersey	20,700	32,583	314	53,597
Dallas-Fort Worth, Texas	5,808	70,710	113,115	189,633
Chicago, Illinois	-	-	43,098	43,098
Miami, Florida	1,777	30,038	306	32,121
Lenexa, Kansas	437	3,511	-	3,948
Wichita, Kansas	-	1,409	-	1,409
	51,300	992,652	345,832	1,389,784

Leased Properties
Carpathia properties ***	1,130	87,425	6,384	94,939
Jersey City, New Jersey	-	27,767	1,566	29,333
Overland Park, Kansas **	-	914	-	914
	1,130	116,106	7,950	125,186
	$52,430	$1,108,758	$353,782	$1,514,970

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

5. Debt

Below is a listing of the Company’s outstanding debt, including capital leases and lease financing obligations, as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
	(Unaudited)

Unsecured Credit Facility	$400,000	$239,838
Senior Notes, net of discount	297,914	297,729
Richmond Credit Facility	70,000	70,000
Atlanta-Metro Equipment Loan	-	16,600
Capital Lease and Lease Financing Obligations	53,023	13,062
Total	$820,937	$637,229

Credit Facilities, Senior Notes and Mortgage Notes Payable

(a) Unsecured Credit Facility – On May 1, 2013, the Company entered into a $575 million unsecured credit facility comprised of a five-year $225 million term loan and a four-year $350 million revolving credit facility with a one year extension, subject to satisfaction of certain conditions, and had the ability to expand the total credit facility by an additional $100 million subject to certain conditions set forth in the credit agreement. In July 2014, the Company’s term loan was reduced by $75 million to $150 million in connection with the issuance of the Senior Notes. On December 17, 2014, the Company amended and restated its unsecured credit facility to provide for a $650 million unsecured credit facility comprised of a five-year $100 million term loan scheduled to mature on December 17, 2019 and a four-year $550 million revolving credit facility scheduled to mature on December 17, 2018, with the option to extend one year until December 17, 2019, subject to the satisfaction of certain conditions. The lenders under the unsecured credit facility could issue up to $30 million in letters of credit subject to the satisfaction of certain conditions.  The total unsecured credit facility could be increased from the current capacity of $650 million to up to $850 million subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments. As of September 30, 2015, borrowings under the unsecured credit facility consisted of $300.0 million outstanding under the revolving credit facility and $100.0 million outstanding under the term loan.

In October 2015, the Company amended the unsecured credit facility, increasing the total capacity by $250 million and extending the term.  At the same time, the Company terminated its secured credit facility relating to the Richmond data center. The amended unsecured credit facility has a total capacity of $900 million and includes a $150 million term loan which matures on December 17, 2020, another $150 million term loan which matures on April 27, 2021, and a $600 million revolving credit facility which matures on December 17, 2019, with a one year extension option. Amounts outstanding under the amended unsecured credit facility bear interest at a variable rate equal to, at the Company’s election, LIBOR or a base rate, plus a spread that will vary depending upon the Company’s leverage ratio. For revolving credit loans, the spread ranges from 1.55% to 2.15% for LIBOR loans and 0.55% to 1.15% for base rate loans. For term loans, the spread ranges from 1.50% to 2.10% for LIBOR loans and 0.50% to 1.10% for base rate loans. The amended unsecured credit facility also includes a $200 million accordion feature.

The unsecured credit facility requires monthly interest payments and requires the Company to comply with various customary affirmative and negative covenants and quarterly financial covenant requirements relating to the debt service coverage ratio, fixed charge ratio, leverage ratio and tangible net worth and various other operational requirements. In connection with the unsecured credit facility, as of September 30, 2015, the Company had an additional $2.5 million letter of credit outstanding. The letter of credit was reduced to $2.0 million on October 1, 2015. As of September 30, 2015, the weighted average interest rate for amounts outstanding under the unsecured credit facility was 1.89%.

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

(c) Richmond Credit Facility – In December 2012, the Company entered into a credit facility secured by the Company’s Richmond data center (the “Richmond Credit Facility”). As of September 30, 2015, the Richmond Credit Facility had capacity of $120 million and included an accordion feature that allowed the Company to increase the size of the credit facility up to $200 million. It also required the Company to comply with covenants similar to the unsecured credit facility. The Richmond Credit Facility was scheduled to mature June 30, 2019; however, as discussed above, the Company terminated the Richmond Credit Facility in conjunction with the October 2015 amendment of its unsecured credit facility.

As of September 30, 2015, amounts outstanding under the Richmond Credit Facility bore interest at a variable rate equal to, at the Company’s election, LIBOR or a base rate, plus a spread that ranged, depending upon the Company’s leverage ratio, from 2.10% to 2.85% for LIBOR loans or 1.10% to 1.85% for base rate loans. As of September 30, 2015, the interest rate for amounts outstanding under the Richmond Credit Facility was 2.29%.

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

The annual remaining principal payment requirements as of September 30, 2015 per the contractual maturities and excluding extension options, capital leases and lease financing obligations, are as follows (in thousands). The amounts shown do not include the effects of the October 2015 amendment to the unsecured credit facility discussed above:

2015	$-
2016	-
2017	-
2018	300,000
2019	170,000
Thereafter	300,000
Total	$770,000

As of September 30, 2015, the Company was in compliance with all of its covenants.

Capital Leases

The Company has historically entered into capital leases for certain equipment. In addition, through its acquisition of Carpathia on June 16, 2015, the Company acquired capital leases of both equipment and certain properties. Total outstanding liabilities for capital leases were $29.6 million as of September 30, 2015, of which $18.0 million were assumed through the Carpathia acquisition, $17.9 million of which was related to the lease of real property. Carpathia had entered into capital lease arrangements for datacenter space under two lease agreements expiring in 2018 and 2019 at its Harrisonburg, Virginia and Ashburn, Virginia locations. Total recurring monthly payments range from approximately $0.2 million to $0.5 million during the terms of the leases, in addition to payments made for utilities. Depreciation related to the associated assets for the capital leases is included in depreciation and amortization expense in the Statements of Operations and Comprehensive Income.

Lease Financing Obligations

Through the acquisition of Carpathia, the Company acquired lease financing obligations totaling $23.4 million at September 30, 2015, of which $20.9 million related to a sale-leaseback transaction where Carpathia has continuing involvement. On December 23, 2011, Carpathia sold the shell of a building and the associated land to an unrelated third party. Carpathia leases the property back and is a party to an agreement with the same third party to construct a new building on the adjoining property for use as a data center. Carpathia is primarily responsible for financing the improvements and outfitting the building with the necessary equipment. The third party leases back the new building in stages to Carpathia as the various stages are completed. In accordance with ASC 840-40, Leases, Carpathia has continuing involvement with the related leased assets; therefore, the Company will continue to account for the existing building shell and the associated land as fixed assets and will capitalize the construction costs of the new building. The financing obligation related to the building and equipment was $19.2 million at September 30, 2015. In addition, due to Carpathia’s continuing involvement, it was required to defer a gain on the sale of the assets. The deferred gain was $1.7 million at September 30, 2015, and is also included in lease financing obligations.

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

The Company, through its acquisition of Carpathia, also has a lease financing agreement in connection with a $4.8 million tenant improvement allowance on one of its data center lease agreements. The financing requires monthly payments of principal and interest of less than $0.1 million through February 2019. The outstanding balance on the financing agreement was $2.5 million as of September 30, 2015. Depreciation expense on the related leasehold improvements is included in depreciation and amortization expense in the Statements of Operations and Comprehensive Income.

The following table summarizes the Company’s combined future payment obligations, excluding interest, as of September 30, 2015, on the capital leases and lease financing obligations above (in thousands):

2015	$3,262
2016	12,558
2017	12,388
2018	8,804
2019	2,461
Thereafter	13,550
Total	$53,023

6. Interest Rate Derivative Instruments

The Company entered into interest rate swap agreements with a notional amount of $150 million on February 8, 2012, which were designated as cash flow hedges for hedge accounting, and matured on September 28, 2014. For derivative instruments that are accounted for as hedges, the change in fair value for the effective portions of qualifying hedges is recorded through other comprehensive income (loss). The total amount of unrealized gains recorded in other comprehensive income (loss) for the nine months ended September 30, 2014 was $0.2 million, with no unrealized gains or losses recorded for the nine months ended September 30, 2015. Interest expense related to payments on interest rate swaps for the three and nine months ended September 30, 2014 was $0.2 million and $0.5 million, respectively, with no interest expense recorded for the three and nine months ended September 30, 2015.

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

As of September 30, 2015, the Operating Partnership had three classes of limited partnership units outstanding: Class A units of limited partnership interest (“Class A units”), Class RS LTIP units of limited partnership interest (“Class RS units”) and Class O LTIP units of limited partnership units (“Class O units”). The Class A Units are redeemable at any time on or after one year following the later of November 1, 2013 (which is the beginning of the first full calendar month following the completion of the IPO) or the date of initial issuance. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class RS units or Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). Class RS units and Class O units may be subject to vesting and are pari passu with Class A units. Each Class RS unit and Class O unit is convertible into Class A units by the Operating Partnership at any time or by the holder at any time following full vesting (if such unit is subject to vesting) based on formulas contained in the partnership agreement. In addition, upon certain circumstances set forth in the partnership agreement, vested Class RS units automatically convert into Class A units of the Operating Partnership.

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

The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the nine months ended September 30, 2015:

	2010 Equity Incentive Plan					2013 Equity Incentive Plan
	Number of Class O units	Weighted average exercise price	Weighted average fair value	Number of Class RS units	Weighted average grant date value	Options	Weighted average exercise price	Weighted average fair value	Restricted Stock	Weighted average grant date value
Outstanding at December 31, 2014	1,518,717	$23.49	$3.75	74,625	$23.49	584,949	$22.87	$4.10	246,785	$29.13
Granted	—	—	—	—	—	317,497	36.16	8.03	231,722	36.72
Exercised/Vested (2)	(55,066)	21.78	5.04	—	—	(12,780)	21.55	3.71	(27,341)	22.99
Released from restriction (1)	—	—	—	(26,062)	25.00	—	—	—	—	—
Cancelled/Expired (3)	—	—	—	—	—	(11,407)	21.00	3.52	(12,278)	23.64
Outstanding at September 30, 2015	1,463,651	$23.56	$3.70	48,563	$22.68	878,259	$27.72	$5.53	438,888	$33.67

(1)	This represents Class RS units that upon vesting have converted to Operating Partnership units.
(2)	This represents the Class A common stock that has been released from restriction and which was not surrendered by the holder to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock.
(3)	Includes 12,278 restricted Class A common stock surrendered by certain employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock.

The assumptions and fair values for restricted stock and options to purchase shares of Class A common stock granted for the nine months ended September 30, 2015 are included in the following table on a per unit basis. Class O units and options to purchase shares of Class A common stock were valued using the Black-Scholes model.

Three and Nine Months Ended September 30, 2015
Fair value of restricted stock granted	$35.81-$37.69
Fair value of options granted	$8.00-$8.77
Expected term (years)	5.5-6.1
Expected volatility	33%
Expected dividend yield	3.40-3.57%
Expected risk-free interest rates	1.67-1.94%

 The following table summarizes information about awards outstanding as of September 30, 2015.

	Operating Partnership Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Class RS Units	$-	48,563	1
Class O Units	$20-25	1,463,651	1
Total Operating Partnership awards outstanding		1,512,214

	QTS Realty Trust, Inc. Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Restricted stock	$-	438,888	3
Options to purchase Class A common stock	$21-37.69	878,259	1
Total QTS Realty Trust, Inc. awards outstanding		1,317,147

All nonvested LTIP unit awards are valued as of the grant date and generally vest ratably over a defined service period. Certain nonvested LTIP unit awards vest on the earlier of achievement by the Company of various performance goals or specified dates in 2015 and 2016. As of September 30, 2015 there were 0.5 million, 0.4 million and 0.4 million nonvested Class O units, restricted Class A common stock and options to purchase Class A common stock outstanding, respectively. As of September 30, 2015, there were no Class RS units outstanding. As of September 30, 2015 the Company had $16.7 million of unrecognized equity-based compensation expense which will be recognized over the remaining vesting period of up to 4 years. The total intrinsic value of the awards outstanding at September 30, 2015 was $58.4 million.

On January 7, 2014, the Company paid its first and prorated dividend to common stockholders of $0.24 per common share and the Operating Partnership made a distribution to its partners of $0.24 per unit in an aggregate amount of $9.0 million. On April 8, 2014, the Company paid its regular quarterly cash dividend of $0.29 per common share and the Operating Partnership made a distribution to its partners of $0.29 per unit in an aggregate amount of $10.7 million. Additionally, a distribution of approximately $200,000 was made to Class O LTIP holders during the three months ended June 30, 2014 to cover federal, state and local taxes on the allocated taxable income of the O LTIPs. On July 8, 2014, the Company paid its regular quarterly cash dividend of $0.29 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on June 20, 2014 in an aggregate amount of $10.7 million.

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

On March 2, 2015, the Company issued 5,000,000 shares of QTS’ Class A common stock and GA QTS Interholdco, LLC, a selling stockholder and an affiliate of General Atlantic LLC, sold 4,350,000 shares of QTS’ Class A common stock at a price of $34.75 per share in an underwritten public offering. The selling stockholder granted the underwriters a 30-day option to purchase an aggregate of up to an additional 1,402,500 shares of QTS’ Class A common stock at the public offering price, which the underwriters exercised. The Company used the net proceeds of approximately $166.0 million to repay amounts outstanding under its unsecured revolving credit facility. The Company did not receive any proceeds from the offering of shares by the selling stockholder.

On June 5, 2015, the Company issued 5,750,000 shares of QTS’ Class A common stock and GA QTS Interholdco, LLC, a selling stockholder, sold 1,250,000 shares of QTS’ Class A common stock at a price of $37.00 per share in an underwritten public offering. The selling stockholder granted the underwriters a 30-day option to purchase an aggregate of up to an additional 1,050,000 shares of QTS’ Class A common stock at the public offering price, which the underwriters exercised. The Company used the net proceeds of approximately $203.4 million to fund a portion of the cash consideration payable by the Company in the Carpathia acquisition, and prior to such use, it used a portion of the net proceeds to repay amounts outstanding under its unsecured revolving credit facility and to pay off its Atlanta-Metro Equipment Loan. The Company did not receive any proceeds from the offering of shares by the selling stockholder.

On August 14, 2015, GA QTS Interholdco, LLC, a selling stockholder, sold 2,400,000 shares of QTS’ Class A common stock at a price of $41.00 per share in an underwritten public offering. The selling stockholder granted the underwriter a 30-day option to purchase an aggregate of up to an additional 360,000 shares of QTS’ Class A common stock at a price of $41.00 per share, of which the underwriters partially exercised the option with respect to 261,000 shares. The Company did not receive any proceeds from the offering of shares by the selling stockholder.

QTS Realty Trust, Inc. Employee Stock Purchase Plan

In June 2015, the Company established the QTS Realty Trust, Inc. Employee Stock Purchase Plan (the “Plan”) to give eligible employees the opportunity to purchase, through payroll deductions, shares of the Company’s Class A common stock in the open market by an independent broker selected by the Company’s Board of Directors (the “Board”) or the plan’s administrator. Eligible employees include employees of the Company and its majority-owned subsidiaries (excluding executives) who have been employed for at least thirty days and who perform at least thirty hours of service per week for the Company. The Plan became effective July 1, 2015 and is administered by the Board or by a committee of one or more persons appointed by the Board. The Company has reserved 250,000 shares for purchase under the Plan and has also agreed to pay the brokerage commissions and fees associated with a Plan participant's purchase of shares. An eligible employee may deduct a minimum of $40 per month and a maximum of $2,000 per month towards the purchase of shares. On June 17, 2015, the Company filed a registration statement on Form S-8 to register the 250,000 shares of the Company’s Class A common stock related to the Plan.

9. Related Party Transactions

The Company periodically executes transactions with entities affiliated with its Chairman and Chief Executive Officer. Such transactions include automobile, furniture and equipment purchases as well as building operating lease payments and receipts, and reimbursement for the use of a private aircraft service by the Company’s officers and directors.

The transactions which occurred during the three and nine months ended September 30, 2015 and 2014 are outlined below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2015	2014	2015	2014

Tax, utility, insurance and other reimbursement	$63	$296	$208	$464
Rent expense	254	253	761	772
Capital assets acquired	38	86	163	160
Total	$355	$635	$1,132	$1,396

10. Noncontrolling Interest

Concurrently with the completion of the IPO, QTS consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership.

Commencing at any time beginning November 1, 2014, at the election of the holders of the noncontrolling interest, the Class A units are redeemable for cash or, at the election of the Company, common stock of the Company on a one-for-one basis. During the first, second and third quarters of 2015, approximately 230,000, 300,000 and 150,000 Class A units, respectively, were redeemed for the Company’s Class A common stock. As a result, the noncontrolling ownership interest of QualityTech, LP, after taking into account the Class A units redeemed, the grant of equity awards and the issuance of 5,000,000 and 5,750,000 shares of common stock in March and June 2015, respectively, was 14.3% at September 30, 2015.

11. Earnings per share of QTS Realty Trust, Inc.

Basic income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share adjusts basic income (loss) per share for the effects of potentially dilutive common shares.

The computation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income available to common stockholders - basic	$7,009	$3,157	$15,723	$10,445
Effect of net income attributable to noncontrolling interests	1,229	849	3,072	2,810
Net income available to common stockholders - diluted	$8,238	$4,006	$18,795	$13,255
Denominator:
Weighted average shares outstanding - basic	40,994	29,017	36,355	29,007
Effect of Class A and Class RS partnership units *	6,932	7,797	7,103	7,797
Effect of Class O units and options to purchase Class A common stock on an "as if" converted basis *	807	438	724	236
Weighted average shares outstanding - diluted	48,733	37,252	44,182	37,040

Net income per share attributable to common stockholders - basic	$0.17	$0.11	$0.43	$0.36
Net income per share attributable to common stockholders - diluted	$0.17	$0.11	$0.43	$0.36

*	The Class A units, Class RS units and Class O units represent limited partnership interests in the Operating Partnership, and are described in more detail in Note 8.

No securities were antidilutive for the three months ended September 30, 2015 and 2014, nor for the nine months ended September 30, 2015 and 2014, and as such, no securities were excluded from the computation of diluted net income per share for those periods.

12. Customer Leases, as Lessor

Future minimum lease payments to be received under non-cancelable operating customer leases (inclusive of payments for contracts which have not yet commenced, and exclusive of recoveries of operating costs from customers) are as follows for the years ending December 31 (in thousands):

Period Ending December 31,
2015 (Oct - December)	$79,926
2016	282,466
2017	213,490
2018	142,574
2019	95,281
Thereafter	280,587
Total	$1,094,324

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

Credit facilities, Senior Notes and mortgage notes payable: The fair value of the Company’s floating rate mortgage loans was estimated using Level 2 “significant other observable inputs” such as available market information based on borrowing rates that the Company believes it could obtain with similar terms and maturities. The Company’s unsecured credit facility and Richmond Credit Facility did not have interest rates which were materially different than current market conditions and therefore, the fair value of each of the credit facilities approximated the carrying value of each note. The fair value of the Company’s Senior Notes was estimated using Level 2 “significant other observable inputs,” primarily based on quoted market prices for the same or similar issuances. At September 30, 2015, the fair value of the Senior Notes was approximately $297.9 million.

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

14. Subsequent Events

On October 6, 2015, the Company paid its regular quarterly cash dividend of $0.32 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on September 18, 2015.

As discussed in Note 5, in October 2015, the Company amended and restated its unsecured credit facility, and at the same time terminated its Richmond Credit Facility.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the financial condition and results of operations of QTS Realty Trust, Inc. (“QTS”), which includes the operations of QualityTech, LP (the “Operating Partnership”), for the three and nine months ended September 30, 2015 and 2014. You should read the following discussion and analysis in conjunction with QTS’ and the Operating Partnership’s accompanying consolidated financial statements and related notes contained elsewhere in this Form 10-Q. We believe it is important for investors to understand the few differences between the financial statements of QTS and the Operating Partnership. See “Explanatory Note” for an explanation of these few differences. Since the financial data presented in this Item 2 does not contain any differences between QTS and the Operating Partnership, all periods presented reflect the operating results of the Operating Partnership.

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future eventsand are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

On June 16, 2015, we completed the acquisition of 100% of the outstanding stock of Carpathia Hosting, Inc. (“Carpathia”), a Virginia-based colocation, cloud and managed services provider, for approximately $354.4 million (based on the preliminary assessment of the fair value of assets acquired and liabilities assumed). Upon completion of this acquisition, we assumed all of the assets and liabilities of Carpathia Acquisition, Inc. In addition, Carpathia Acquisition, Inc. and its subsidiaries, including Carpathia, became indirect, wholly-owned subsidiaries of us. Carpathia is a provider of colocation, hybrid cloud services and Infrastructure-as-a-Service (IaaS) servicing enterprise customers and federal agencies, with a customer base of approximately 230 customers as of June 16, 2015. Carpathia utilizes eight domestic data centers located in Dulles, VA, Phoenix, AZ, San Jose, CA, Harrisonburg, VA and Ashburn, VA, and five international data centers located in Toronto, Amsterdam, London, Hong Kong and Sydney.

As of September 30, 2015, QTS owned an approximate 85.7% ownership interest in the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.

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

Our Custom Data Center, or C1, customers typically are large enterprises with significant IT expertise and specific IT requirements, including financial institutions, “Big Four” accounting firms and the world’s largest global Internet companies. Our Colocation, or C2, customers consist of a wide range of organizations, including major healthcare, telecommunications and software and web-based companies. Our C3 Cloud customers include both large organizations and SMBs seeking to reduce their capital expenditures and outsource their IT infrastructure on a flexible basis. Examples of current C3 Cloud customers include a global financial processing company and various U.S. government agencies.

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of September 30, 2015, only five of our more than 1,000 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 8% of our MRR. In addition, greater than 50% of our MRR was attributable to customers who use more than one of our 3C products.

Our Portfolio

Inclusive of the recent acquisition of Carpathia, we develop and operate 25 data centers located throughout the United States, Canada, Europe and the Asia-Pacific region, containing an aggregate of approximately 4.8 million gross square feet of space (approximately 91% of which is wholly owned by us), including approximately 2.2 million “basis-of-design” raised floor square feet, which represents the total data center raised floor potential of our existing data center facilities. This represents the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the configuration that we deploy. We build out our data center facilities for both general use (colocation) and for executed leases that require significant amounts of space and power, depending on the needs of each facility at that time. As of September 30, 2015, this space included approximately 1,076,000 raised floor operating net rentable square feet, or NRSF, plus approximately 1.1 million square feet of additional raised floor in our development pipeline, of which approximately 45,000 NRSF is expected to become operational by December 31, 2015. Of the total 1.1 million NRSF in our development pipeline, approximately 90,000 square feet was related to customer leases which had been executed but not yet commenced. Our facilities collectively have access to over 500 megawatts (“MW”) of gross utility power with 439 MW of available utility power. We believe such access to power gives us a competitive advantage in redeveloping data center space, since access to power is usually the most limiting and expensive component in data center redevelopment.

The following table presents an overview of the portfolio of operating properties that we own or lease, based on information as of September 30, 2015:

			Operating Net Rentable Square Feet (Operating NRSF) (3)
Property	Year Acquired (1)	Gross Square Feet (2)	Raised Floor (4)	Office & Other (5)	Supporting Infrastructure (6)	Total	% Occupied and Billing (7)	Annualized Rent (8)	Available Utility Power (MW) (9)	Basis of Design NRSF	% Raised Floor
Richmond, VA	2010	1,318,353	121,623	51,093	131,324	304,040	86.2%	$26,249,863	110	556,623	21.9%

Atlanta, GA (Metro)	2006	968,695	417,986	36,953	315,676	770,615	93.1%	$79,308,328	72	527,186	79.3%

Dallas-Fort Worth, TX	2013	698,000	54,014	2,321	35,825	92,160	90.2%	$8,441,882	140	292,000	18.5%

Princeton, NJ	2014	553,930	58,157	2,229	111,405	171,791	100.0%	$9,665,340	22	158,157	36.8%

Suwanee, GA	2005	369,822	185,422	8,697	108,266	302,385	81.8%	$52,778,916	36	208,008	89.1%

Chicago, IL	2014	317,000	-	-	-	-	-%	$-	8	133,000	-%

Santa Clara, CA**	2007	135,322	55,494	944	45,687	102,125	97.2%	$24,986,083	11	80,347	69.1%

Jersey City, NJ*	2006	122,448	31,503	14,208	41,901	87,612	97.9%	$12,228,150	7	52,744	59.7%

Sacramento, CA	2012	92,644	54,595	2,794	23,916	81,305	46.0%	$11,523,173	8	57,906	94.3%

Miami, FL	2008	30,029	19,887	-	6,592	26,479	68.2%	$5,111,352	4	19,887	100.0%

Carpathia facilities ***	2015	154,693	72,332	5,242	14,169	91,743	74.0%	$83,389,172	20	96,280	75.1%

Other	Misc	81,921	5,129	37,854	38,723	81,706	20.4%	$891,338	1	5,129	100.0%

Total		4,842,857	1,076,142	162,335	873,484	2,111,961	87.1%	$314,573,597	439	2,187,267	49.2%

(1)	Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
(2)	With respect to our owned properties, gross square feet represents the entire building area. With respect to leased properties, gross square feet represents that portion of the gross square feet subject to our lease. This includes 218,926 square feet of our office and support space, which is not included in operating NRSF.
(3)	Represents the total square feet of a building that is currently leased or available for lease plus developed supporting infrastructure, based on engineering drawings and estimates, but does not include space held for redevelopment or space used for our own office space.
(4)	Represents management’s estimate of the portion of NRSF of the facility with available power and cooling capacity that is currently leased or readily available to be leased to customers as data center space based on engineering drawings.
(5)	Represents the operating NRSF of the facility other than data center space (typically office and storage space) that is currently leased or available to be leased.
(6)	Represents required data center support space, including mechanical, telecommunications and utility rooms, as well as building common areas.
(7)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced (735,574 square feet as of September 30, 2015) divided by leasable raised floor based on the current configuration of the properties (844,410 square feet as of September 30, 2015), expressed as a percentage.
(8)	We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under executed contracts as of a particular date, which includes revenue from our C1, C2 and C3 rental activities and cloud and managed services, but excludes customer recoveries, deferred set up fees and other one-time and variable revenues. MRR does not include the impact from booked-not-billed contracts as of a particular date, unless otherwise specifically noted.
(9)	Represents installed utility power and transformation capacity that is available for use by the facility as of September 30, 2015.

*	Represents facilities that we lease.
**	Subject to long term ground lease
***	Includes 13 facilities. All facilities are leased, including those subject to capital leases.

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

Factors That May Influence Future Results of Operations and Cash Flows

Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of September 30, 2015, we had in place customer leases generating revenue for approximately 87% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental, cloud and managed services rates at our properties. Future economic downturns, regional downturns or downturns in the technology industry could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. Negative trends in one or more of these factors could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.

Leasing Arrangements. As of September 30, 2015, 20% of our MRR came from customers which individually occupied greater than or equal to 6,600 square feet of space (or approximately 1 MW of power), and which had metered power. As of September 30, 2015, approximately 33% of our MRR came from C1 customers that are subject to the metered power model. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of September 30, 2015, 80% of our MRR was leased to customers which individually occupied less than 6,600 square feet of space, many of whom are billed on a gross lease basis. Our C2/C3 customers are billed under a gross lease model and as of September 30, 2015, represented 67% of our MRR. Under a gross lease, the customer pays us a fixed rent on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers access more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. Our leases on a gross lease basis generally have a term of three years or less.

Scheduled Lease Expirations. Our ability to minimize rental churn and customer downgrades at renewal and renew, lease and re-lease expiring space will impact our results of operations and cash flows. Leases representing approximately 3% and 12% of our total leased raised floor are scheduled to expire during the years ending December 31, 2015 (including all month-to-month leases) and 2016, respectively. These leases also represented approximately 9% and 27%, respectively, of our annualized rent as of September 30, 2015. At expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.

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

General Leasing Activity

 During the three and nine months ended September 30, 2015, we entered into customer leases representing approximately $0.5 million and $2.5 million of incremental MRR, net of downgrades (and representing approximately $5.6 million and $29.8 million of incremental annualized rent) at $1,686 and $836 per square foot, respectively. In addition, $2.4 million and $9.8 million of leasing commissions was associated with new and renewal leasing activity for the three and nine months ended September 30, 2015, respectively.

During the three and nine months ended September 30, 2015, we renewed leases with a total annualized rent of $9.2 million and $22.1 million at an average rent per square foot of $742 and $784, respectively, which was 0.9% and 2.4% higher than the annualized rent prior to their respective renewals. Customers that renew with adjustments to square feet are reflected in the net leasing activity discussed above. The rental churn rate for the three and nine months ended September 30, 2015 was 0.8% and 2.0%, respectively.

During the three and nine months ended September 30, 2015, we commenced customer leases representing approximately $3.2 million and $6.9 million of incremental MRR (and representing approximately $37.9 million and $82.6 million of annualized rent) at $490 and $549 per square foot, respectively.

As of September 30, 2015, our booked-not-billed MRR balance (which represents customer leases that have been executed, but for which lease payments have not commenced as of September 30, 2015) was approximately $5.1 million, or $61.3 million of annualized rent. The booked-not-billed balance is expected to contribute an incremental $4.1 million to revenue in 2015 (representing $22.5 million in annualized revenues), an incremental $15.4 million in 2016 (representing $21.3 million in annualized revenues), and an incremental $17.5 million in annualized revenues thereafter. We estimate the remaining capital cost to provide the space, power, connectivity and other services to the customer contracts which had been booked but not billed as of September 30, 2015 to be approximately $40 million. This estimate generally includes C1 customers with newly contracted space of more than 3,300 square feet. The space, power, connectivity and other services provided to customers that contract for smaller amounts of space is generally provided by existing space which was previously developed.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Changes in revenues and expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 are summarized below (unaudited, in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Revenues:
Rental	$62,744	$45,448	$17,296	38%
Recoveries from customers	6,158	6,131	27	0%
Cloud and managed services	18,573	5,242	13,331	254%
Other	1,415	1,124	291	26%
Total revenues	88,890	57,945	30,945	53%

Operating expenses:
Property operating costs	30,925	20,369	10,556	52%
Real estate taxes and insurance	1,462	1,377	85	6%
Depreciation and amortization	24,486	15,210	9,276	61%
General and administrative	19,440	11,045	8,395	76%
Restructuring	-	226	(226)	*
Transaction and integration costs	1,482	(195)	1,677	-860%
Total operating expenses	77,795	48,032	29,763	62%

Operating income	11,095	9,913	1,182	12%

Other income and expense:
Interest income	1	-	1	*
Interest expense	(5,418)	(5,410)	(8)	0%
Other expense	-	(470)	470	*
Income before taxes	5,678	4,033	1,645	41%
Tax benefit (expense) of taxable REIT subsidiaries	2,560	(27)	2,587	*
Net income	$8,238	$4,006	$4,232	106%

*	not applicable for comparison

Revenues. Total revenues for the three months ended September 30, 2015 were $88.9 million compared to $57.9 million for the three months ended September 30, 2014. The increase of $30.9 million, or 53%, was primarily due to the acquisition of Carpathia on June 16, 2015, which contributed $22.2 million in incremental revenue for the three months ended September 30, 2015, as well as organic growth in our customer base.

The increase of $30.6 million, or 60%, in combined rental and cloud and managed services revenue was primarily due to the acquisition of Carpathia which contributed $22.3 million to the increase, as well as newly leased space and increases in rents from previously leased space, net of downgrades at renewal and rental churn.

As of September 30, 2015, our data centers were approximately 87% occupied and billing based on leasable raised floor of approximately 844,000 square feet, with approximately 736,000 square feet occupied and paying rent, with an average annualized rent of $427 per leased raised floor square foot including cloud and managed services revenue, or $328 per leased raised floor square foot excluding cloud and managed services revenue. As of September 30, 2015, the average annualized rent for our C1 product, including managed services for our C1 product, was $187 per leased raised floor square foot, and the average annualized rent for our C2 product, including Cloud and managed services combined was $1,167 per leased raised floor square foot. As of September 30, 2014, our data centers were 84% occupied and billing based on leasable raised floor of approximately 687,000 square feet, with approximately 576,000 square feet occupied and paying rent, with an average annualized rent of $344 per leased raised floor square foot including cloud and managed services revenue, or $308 per leased raised floor square foot excluding cloud and managed services revenue. The increase in leasable raised floor between 2014 and 2015 is primarily related to the addition of raised floor square footage from our redevelopment activities primarily in the Dallas-Fort Worth, Atlanta-Metro, and Richmond facilities, as well as the acquisition of Carpathia. The increase in average annualized rent per leased raised floor square foot, both including and excluding cloud and managed services revenue, is primarily due to the acquisition of Carpathia. The increase in average annualized rent per leased raised floor square foot including cloud and managed service revenue from $344 to $427 is primarily due to the increase in C3 product mix associated with the Carpathia acquisition. As of September 30, 2015, a larger portion of our product mix was attributable to C3 revenue (23% of MRR) compared to September 30, 2014 (9% of MRR). Due to the fact that C3 customers utilize less space than C1/C2 customers in proportion to MRR received, our weighted average rent per square feet price has increased.

Higher recoveries from customers for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 were primarily due to increased utility costs generally related to an increase in usage from customers operating under our metered power model at our Atlanta-Metro and Richmond data centers contributing $0.4 million to the increase as well as the opening of our Dallas-Fort Worth data center contributing $0.2 million to the increase and an increase in metered billings to new and existing customers. These increases were offset by a utility credit remitted to customers of $0.2 million related to a retroactive adjustment in billing rates for the current year from Georgia Power, as well as $0.4 million of reduced reimbursements at our Princeton facility due to lower operating costs we incurred from the transition of using our in-house workforce as compared to contracted outside personnel that existed when we acquired the facility in the prior year, with a corresponding increase in cloud and managed services revenue within recurring revenue. The $0.3 million increase in other revenue for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to higher straight line rent.

Property Operating Costs. Property operating costs for the three months ended September 30, 2015 were $30.9 million compared to property operating costs of $20.4 million for the three months ended September 30, 2014, an increase of $10.6 million, or 52%. The breakdown of our property operating costs is summarized in the table below (unaudited, in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Property operating costs:
Direct payroll	$4,689	$2,826	$1,863	66%
Rent	4,932	1,226	3,706	302%
Repairs and maintenance	2,442	1,897	545	29%
Utilities	9,630	8,834	796	9%
Management fee allocation	4,866	2,279	2,587	114%
Other	4,366	3,307	1,059	32%
Total property operating costs	$30,925	$20,369	$10,556	52%

The acquisition of Carpathia contributed $9.8 million to the total increase in property operating costs for the three months ended September 30, 2015, of which $0.8 million related to direct payroll, $3.7 million related to rent expense, $0.5 million related to repairs and maintenance, $0.7 million related to utilities, $2.3 million related to management fee allocation and $1.8 million related to other property operating costs. Management fee allocation for Carpathia facilities is based on 10% of cash rental revenues for each facility and reflects an allocation of internal charges to cover back-office and service-related costs associated with the day-to-day operations of our data center facilities, with a corresponding offset to general and administrative expenses. The remaining $0.8 million increase in total property operating costs was primarily attributable to increased direct payroll allocation of $1.0 million, increased software license costs of $0.2 million, increased utility costs of $0.1 million due primarily to increased usage in our Richmond data center, offset by a credit received from Georgia Power related to a retroactive adjustment in billing rates for the current year, increased repairs and maintenance expense of $0.1 million which tends to fluctuate from period to period and will increase with the expansion and lease-up of our facilities, and other costs of $0.2 million. In addition, management fee allocation increased $0.3 million (exclusive of the increase attributable to Carpathia as discussed above). Management fee allocation for QTS facilities is based on 4% of cash rental revenues for each facility. These increases were offset by a $0.7 million reduction in operating expenses primarily related to efficiencies gained at our Princeton facility, as well as a $0.5 million net utility credit received from Georgia Power for bill corrections dating back to 2013.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the three months ended September 30, 2015 were $1.5 million compared to $1.4 million for the three months ended September 30, 2014. The increase of $0.1 million, or 6%, was primarily attributable to property taxes at our Dallas and Atlanta-Suwanee data centers.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2015 was $24.5 million compared to $15.2 million for the three months ended September 30, 2014. The increase of $9.3 million, or 61%, was primarily due to depreciation expense of $3.8 million and amortization expense of $2.8 million associated with the Carpathia acquisition. The remaining increase of $2.7 million was due to additional depreciation of $2.2 million, primarily due to additional depreciation of the Dallas-Fort Worth data center, as well as expansion of the Richmond, Atlanta-Metro and Atlanta-Suwanee data centers, and higher amortization expense of $0.5 million primarily related to a higher level of leasing commissions.

General and Administrative Expenses. General and administrative expenses were $19.4 million for the three months ended September 30, 2015 compared to general and administrative expenses of $11.0 million for the three months ended September 30, 2014, an increase of $8.4 million, or 76%, of which the acquisition of Carpathia contributed $4.5 million. The remaining increase in general and administrative expenses was attributable to increased payroll expenses related to sales and marketing personnel of $0.2 million, higher equity based compensation expense of $1.1 million, higher net payroll costs of $1.9 million, and other costs of $0.7 million primarily related to outside services for temporary personnel and consulting fees.

Restructuring Costs. For the three months ended September 30, 2014, we incurred $0.2 million in restructuring costs related to severance for various remote employees. No such costs were incurred in the three months ended September 30, 2015.

Transaction and Integration Costs. For the three months ended September 30, 2015 we incurred $0.1 million in costs related to the examination of actual and potential acquisitions. We also recognized $1.4 million in integration costs for the three months ended September 30, 2015 related to the acquisition of Carpathia. For the three months ended September 30, 2014, we recovered $0.2 million due to a refund of previously expensed transaction costs.

Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

Interest Expense. Interest expense was $5.4 million for the three months ended September 30, 2015 and 2014. The increase in the average debt balance of $222.6 million compared to the prior year, which was primarily a result of a higher revolving credit facility balance and the assumption of approximately $43.8 million in capital leases as a result of the Carpathia acquisition on June 16, 2015, was fully offset by a decrease in the weighted average interest rate on our borrowings and higher capitalized interest during the period due to the growth in construction projects. The average debt balance for the three months ended September 30, 2015 was $805.7 million, with a weighted average interest rate, including the effect of amortization of deferred financing costs, of 4.04%. This compared to an average debt balance of $583.1 million for the three months ended September 30, 2014, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 4.62%. Interest capitalized in connection with our redevelopment activities during the three months ended September 30, 2015 and September 30, 2014 was $2.7 million and $1.3 million, respectively.

Tax (Expense) Benefit of Taxable REIT Subsidiaries. Tax benefit of taxable REIT subsidiaries for the three months ended September 30, 2015 primarily relates to recorded operating losses which includes certain transaction and integration costs.

Net Income. A summary of the components of the increase in net income of $4.2 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 is as follows (in millions):

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$20.3
Increase in general and administrative expense	(8.4)
Increase in depreciation and amortization	(9.3)
Decrease in restructuring charges	0.2
Increase in transaction and integration costs	(1.7)
Increase in tax benefit	2.6
Decrease in other expense	0.5
Increase in net income	$4.2

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Changes in revenues and expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 are summarized below (unaudited, in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Revenues:
Rental	$164,270	$127,993	$36,277	28%
Recoveries from customers	17,404	13,674	3,730	27%
Cloud and managed services	32,588	14,443	18,145	126%
Other	4,131	2,116	2,015	95%
Total revenues	218,393	158,226	60,167	38%

Operating expenses:
Property operating costs	72,292	53,121	19,171	36%
Real estate taxes and insurance	4,421	3,713	708	19%
Depreciation and amortization	58,791	42,274	16,517	39%
General and administrative	47,893	33,296	14,597	44%
Restructuring	-	1,272	(1,272)	*
Transaction and integration costs	6,256	958	5,298	553%
Total operating expenses	189,653	134,634	55,019	41%

Operating income	28,740	23,592	5,148	22%

Other income and expense:
Interest income	2	8	(6)	-75%
Interest expense	(15,559)	(9,683)	(5,876)	61%
Other expense	(83)	(580)	497	-86%
Income (loss) before taxes	13,100	13,337	(237)	-2%
Tax benefit (expense) of taxable REIT subsidiaries	5,695	(82)	5,777	*
Net income (loss)	$18,795	$13,255	$5,540	42%

*	not applicable for comparison

Revenues. Total revenues for the nine months ended September 30, 2015 were $218.4 million compared to $158.2 million for the nine months ended September 30, 2014. The increase of $60.2 million, or 38%, was primarily due to the acquisitions of Carpathia and the Princeton facility, which contributed $34.0 million in incremental revenue for the nine months ended September 30, 2015, as well as organic growth in our customer base and placing additional square footage into service in conjunction with the development and expansion of our Dallas-Fort Worth, Richmond, Atlanta-Suwanee and Atlanta-Metro data centers.

The increase of $54.4 million, or 38%, in combined rental and cloud and managed services revenue was primarily due to the acquisitions of Carpathia and the Princeton facility, which contributed $31.2 million in combined rental and cloud and managed services revenue for the nine months ended September 30, 2015, as well as newly leased space and increases in rents from previously leased space, net of downgrades at renewal and rental churn.

Higher recoveries from customers for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 were primarily due to reimbursements associated with the acquisition of the Princeton facility which contributed $2.6 million to the increase. The remaining increase of $1.1 million in recoveries revenue was primarily attributable to increased utility costs generally related to an increase in usage from customers operating under our metered power model at our Atlanta-Metro and Richmond data centers, which contributed $1.3 million and $0.6 million to the increase, respectively, as well as $0.3 million of increased recoveries related to the opening of our Dallas-Fort Worth data center. These increases were partially offset by a utility credit remitted to customers of $0.6 million related to a retroactive adjustment in billing rates for the current year from Georgia Power, as well as decreased utility costs generally related to a reduction in usage from customers operating under our metered power model at our Sacramento data center reducing the increase by $0.5 million. The $2.0 million increase in other revenue for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to higher straight line rent.

Property Operating Costs. Property operating costs for the nine months ended September 30, 2015 were $72.3 million compared to property operating costs of $53.1 million for the nine months ended September 30, 2014, an increase of $19.2 million, or 36%. The breakdown of our property operating costs is summarized in the table below (unaudited, in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Property operating costs:
Direct payroll	$12,212	$8,616	$3,596	42%
Rent	7,983	3,670	4,313	118%
Repairs and maintenance	6,578	4,228	2,350	56%
Utilities	25,223	22,528	2,695	12%
Management fee allocation	9,973	6,275	3,698	59%
Other	10,323	7,804	2,519	32%
Total property operating costs	$72,292	$53,121	$19,171	36%

The acquisitions of Carpathia and the Princeton facility contributed $13.9 million to the total increase in property operating costs for the nine months ended September 30, 2015, of which $2.3 million related to direct payroll, $4.3 million related to rent expense, $1.1 million related to repairs and maintenance, $1.7 million related to utilities, $2.7 million related to management fee allocation and $1.8 million related to other property operating costs. Management fee allocation for Carpathia facilities is based on 10% of cash rental revenues for each facility and reflects an allocation of internal charges to cover back-office and service-related costs associated with the day-to-day operations of our data center facilities, with a corresponding offset to general and administrative expenses. The remaining $5.3 million increase in total property operating costs was primarily attributable to the revenue growth and expansion of our existing facilities, which included increased direct payroll allocation of $1.3 million throughout our facilities, $1.2 million of increased repairs and maintenance expense which tends to fluctuate from period to period and will increase with the expansion and lease-up of our facilities, and a $0.9 million increase in utilities expense primarily related to increased utilities usage in our Atlanta-Metro and Richmond facilities as well as the opening of our Dallas-Fort Worth data center, offset by reduced utilities usage at our Sacramento data center and reduced utilities due to a credit received from Georgia Power related to a retroactive adjustment in billing rates for the current year. In addition, management fee allocation increased $1.0 million (exclusive of the increase attributable to Carpathia and Princeton as discussed above). Management fee allocation for QTS facilities is based on 4% of cash rental revenues for each facility. The remaining $0.9 million increase in other property operating costs was primarily due to higher software license costs, higher outside services expenses from consulting fees and outsourcing of our facility security personnel, which resulted in lower direct payroll costs, offset by an increase in other income related to credits received from Georgia Power for bill corrections related to prior years.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the nine months ended September 30, 2015 were $4.4 million compared to $3.7 million for the nine months ended September 30, 2014. The increase of $0.7 million, or 19%, was primarily attributable to the acquisition of our Princeton data center, which contributed $0.5 million to the increase. The remaining $0.2 million is primarily attributable to a $0.3 million increase in property taxes at our Dallas data center, partially offset by a $0.1 million decrease in property taxes at our Santa Clara data center.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2015 was $58.8 million compared to $42.3 million for the nine months ended September 30, 2014. The increase of $16.5 million, or 39%, was primarily due to depreciation expense of $4.5 million and amortization expense of $3.3 million associated with the Carpathia acquisition, and depreciation expense of $0.4 million and amortization expense of $1.1 million associated with the Princeton acquisition. The remaining increase of $7.2 million was due to additional depreciation of $7.0 million, primarily due to additional depreciation of the Dallas-Fort Worth data center, as well as expansion of the Richmond, Atlanta-Metro and Atlanta-Suwanee data centers, and higher amortization expense of $0.2 million primarily related to a higher level of leasing commissions.

General and Administrative Expenses. General and administrative expenses were $47.9 million for the nine months ended September 30, 2015 compared to general and administrative expenses of $33.3 million for the nine months ended September 30, 2014, an increase of $14.6 million, or 44%, of which the acquisition of Carpathia contributed $5.3 million. The remaining increase in general and administrative expenses was attributable to increased advertising expenses of $1.1 million, increased payroll expenses related to sales and marketing personnel of $0.9 million, higher equity based compensation expense of $2.3 million, higher net payroll costs of $2.6 million, and other costs of $2.4 million. Other costs were primarily related to increased outside services for temporary personnel and consulting fees, increased software license costs, and increased travel and entertainment expenses, offset by lower repairs and maintenance expense primarily related to computer and software.

Restructuring Costs. For the nine months ended September 30, 2014, we incurred $1.3 million in restructuring costs related to severance for various remote employees. No such costs were incurred in the nine months ended September 30, 2015.

Transaction and Integration Costs. For the nine months ended September 30, 2015 and 2014 we incurred $4.5 million and $1.0 million, respectively, in costs related to the examination of actual and potential acquisitions. We also recognized $1.8 million in integration costs for the nine months ended September 30, 2015 related to the acquisition of Carpathia. Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

Interest Expense. Interest expense for the nine months ended September 30, 2015 was $15.6 million compared to $9.7 million for the nine months ended September 30, 2014. The increase of $5.9 million, or 61%, was due primarily to an increase in the weighted average interest rate on our borrowings and an increase in the average debt balance of $209.5 million, primarily as a result of our $300 million aggregate principal amount of 5.875% Senior Notes Due 2022 (the “Senior Notes”) issuance in July 2014, as well as the assumption of approximately $43.8 million in capital leases as a result of the Carpathia acquisition on June 16, 2015, partially offset by higher capitalized interest during the period due to the growth in construction projects. The average debt balance for the nine months ended September 30, 2015 was $688.5 million, with a weighted average interest rate, including the effect of amortization of deferred financing costs, of 4.39%. This compared to an average debt balance of $479.0 million for the nine months ended September 30, 2014, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 4.02%. Interest capitalized in connection with our redevelopment activities during the nine months ended September 30, 2015 and 2014 was $7.1 million and $4.7 million, respectively.

Tax (Expense) Benefit of Taxable REIT Subsidiaries. Tax benefit of taxable REIT subsidiaries for the nine months ended September 30, 2015 primarily relates to recorded operating losses, including transaction and integration costs, as well as the reversal of valuation allowances which were related to the deferred tax assets. These deferred tax assets were generally created by net operating losses of the taxable REIT subsidiary, and previously had valuation allowances applied to them in their entirety as there were continuing losses for that entity.  With the acquisition of Carpathia, deferred tax liabilities were created, which in turn caused the Company to release the previously recorded valuation allowances of approximately $3.4 million during the second quarter of 2015. To the extent that the Company’s taxable REIT subsidiaries continue to generate operating losses, a tax benefit will continue to be recognized due to the existing net deferred tax liability of $15.6 million at September 30, 2015.

Net Income. A summary of the components of the increase in net income of $5.5 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is as follows (in millions):

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$40.3
Increase in general and administrative expense	(14.6)
Increase in depreciation and amortization	(16.5)
Decrease in restructuring charges	1.3
Increase in transaction and integration costs	(5.3)
Increase in interest expense net of interest income	(5.9)
Increase in tax benefit	5.8
Decrease in other expense	0.4
Increase in net income	$5.5

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

Due to the volatility and nature of certain significant charges and gains recorded in our operating results that management believes are not reflective of our core operating performance and liquidity, management computes an adjusted measure of FFO, which we refer to as Operating FFO. We generally calculate Operating FFO as FFO excluding certain non-routine and primarily non-cash charges and gains and losses that management believes are not indicative of the results of our operating real estate portfolio. We believe that Operating FFO provides investors with another financial measure that may facilitate comparisons of operating performance and liquidity between periods and, to the extent they calculate Operating FFO on a comparable basis, between REITs.

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

A reconciliation of net income to FFO, Operating FFO and Adjusted Operating FFO is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
FFO
Net income	$8,238	$4,006	$18,795	$13,255
Real estate depreciation and amortization	21,022	13,596	51,649	37,663
FFO	29,260	17,602	70,444	50,918

Operating FFO
Write off of unamortized deferred finance costs	-	470	83	580
Restructuring costs	-	226	-	1,272
Integration costs	1,360	-	1,783	-
Transaction costs	122	(195)	4,473	958
Non-cash deferred tax benefit associated with transaction and integration costs	(1,206)	-	(1,206)	-
Non-cash reversal of deferred tax asset valuation allowance	-	-	(3,175)	-
Operating FFO	29,536	18,103	72,402	53,728

Maintenance Capex	(1,408)	(1,877)	(2,034)	(1,972)
Leasing commissions paid	(3,005)	(5,516)	(9,871)	(10,604)
Amortization of deferred financing costs and bond discount	849	522	2,552	1,725
Non real estate depreciation and amortization	3,463	1,612	7,086	4,610
Straight line rent revenue	(1,463)	(961)	(3,270)	(1,283)
Straight line rent expense	984	72	1,266	221
Non-cash deferred tax benefit from operating results	(1,354)	-	(1,354)	-
Equity-based compensation expense	2,068	925	5,206	2,901
Adjusted Operating FFO	$29,670	$12,880	$71,983	$49,326

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

A reconciliation of total revenues to recognized MRR in the period and MRR at period end is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Recognized MRR
Total period revenues (GAAP basis)	$88,890	$57,945	$218,393	$158,226
Less: Total period recoveries	(6,158)	(6,131)	(17,404)	(13,674)
Total period deferred setup fees	(1,477)	(1,125)	(4,135)	(3,508)
Total period straight line rent and other	(2,959)	(1,726)	(8,221)	(3,711)
Recognized MRR (in the period)	78,296	48,963	188,633	137,333

MRR
Total period revenues (GAAP basis)	$88,890	$57,945	$218,393	$158,226
Less: Total revenues excluding last month	(59,455)	(38,439)	(188,958)	(138,720)
Total revenues for last month of period	29,435	19,506	29,435	19,506
Less: Last month recoveries	(1,661)	(1,771)	(1,661)	(1,771)
Last month deferred setup fees	(269)	(391)	(269)	(391)
Last month straight line rent and other	(1,291)	(823)	(1,291)	(823)
MRR (at period end) *	$26,214	$16,521	$26,214	$16,521

* Does not include our booked-not-billed MRR balance, which was $5.1 million and $5.2 million as of September 30, 2015 and 2014, respectively.

Net Operating Income (NOI)

We calculate net operating income (“NOI”), as net income (loss), excluding interest expense, interest income, tax expense (benefit) of taxable REIT subsidiaries, depreciation and amortization, write off of unamortized deferred financing costs, gain on extinguishment of debt, transaction and integration costs, gain (loss) on legal settlement, gain (loss) on sale of real estate, restructuring charge and general and administrative expenses. We allocate a management fee charge of 4% of cash rental revenues for QTS facilities and 10% of cash rental revenues for Carpathia facilities as a property operating cost and a corresponding reduction to general and administrative expense to cover the day-to-day administrative costs to operate our data centers. The management fee charge is reflected as a reduction to net operating income.

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

A reconciliation of net income to NOI is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Operating Income (NOI)
Net income	$8,238	$4,006	$18,795	$13,255
Interest expense	5,418	5,410	15,559	9,683
Interest income	(1)	-	(2)	(8)
Depreciation and amortization	24,486	15,210	58,791	42,274
Write off of unamortized deferred finance costs	-	470	83	580
Tax (benefit) expense of taxable REIT subsidiaries	(2,560)	27	(5,695)	82
Restructuring costs	-	226	-	1,272
Integration costs	1,360	-	1,783	-
Transaction costs	122	(195)	4,473	958
General and administrative expenses	19,440	11,045	47,893	33,296
NOI (1)	$56,503	$36,199	$141,680	$101,392
Breakdown of NOI by facility:
Atlanta-Metro data center	$17,964	$14,752	$51,605	$44,348
Atlanta-Suwanee data center	10,376	9,046	30,600	25,798
Santa Clara data center	3,615	3,301	10,566	9,349
Richmond data center	5,340	3,772	14,528	10,158
Sacramento data center	1,870	1,938	5,641	6,601
Princeton data center	2,331	2,066	6,990	2,089
Dallas-Fort Worth data center	1,532	420	3,743	420
Carpathia data centers	12,460	-	14,710	-
Other data centers	1,015	904	3,297	2,629
NOI (1)	$56,503	$36,199	$141,680	$101,392

(1)	Includes facility level general and administrative allocation charges of 4% of revenue for QTS facilities and 10% of revenue for Carpathia facilities which aggregated to $4.9 million and $2.3 million for the three month periods ended September 30, 2015 and 2014, respectively, and $10.1 million and $6.3 million for the nine month periods ended September 30, 2015 and 2014, respectively.

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

In addition to EBITDA, we calculate an adjusted measure of EBITDA, which we refer to as Adjusted EBITDA, as EBITDA excluding unamortized deferred financing costs, gains (losses) on extinguishment of debt, transaction and integration costs, equity-based compensation expense, restructuring charge, gain (loss) on legal settlement and gain (loss) on sale of real estate. We believe that Adjusted EBITDA provides investors with another financial measure that can facilitate comparisons of operating performance between periods and between REITs.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
EBITDA and adjusted EBITDA
Net income	$8,238	$4,006	$18,795	$13,255
Interest expense	5,418	5,410	15,559	9,683
Interest income	(1)	-	(2)	(8)
Tax (benefit) expense of taxable REIT subsidiaries	(2,560)	27	(5,695)	82
Depreciation and amortization	24,486	15,210	58,791	42,274
EBITDA	35,581	24,653	87,448	65,286

Write off of unamortized deferred finance costs	-	470	83	580
Equity-based compensation expense	2,068	925	5,206	2,901
Restructuring costs	-	226	-	1,272
Integration costs	1,360	-	1,783	-
Transaction costs	122	(195)	4,473	958
Adjusted EBITDA	$39,131	$26,079	$98,993	$70,997

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

In addition to the $252.2 million of capital expenditures, excluding acquisitions, incurred in the nine months ended September 30, 2015, we expect that we will incur between $50 million and $100 million in additional capital expenditures through December 31, 2015 in connection with the redevelopment of our data center facilities. We expect to spend approximately $45 million to $90 million of capital expenditures on redevelopment, and the remainder on recurring capital expenditures and capitalized overhead costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. We expect to fund these costs using operating cash flows and draws on our credit facilities. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of such expenditures may vary. We continue to evaluate acquisition opportunities, but none are considered probable at this time and therefore the related expenditures are not currently included in these future estimates.

We expect to meet our short-term liquidity needs through operating cash flow, cash and cash equivalents and borrowings under our credit facilities.

Our cash paid for capital expenditures, excluding acquisitions, for the nine months ended September 30, 2015 and 2014 are summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2015	2014
Redevelopment	$213,248	$124,912
Personal property	9,240	6,321
Maintenance capital expenditures	2,034	1,972
Capitalized interest, commissions and other overhead costs	27,634	22,803
Total capital expenditures	$252,156	$156,008

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

On November 25, 2014, the Securities and Exchange Commission (“SEC”) declared effective QTS’ universal shelf registration statement allowing QTS to offer, from time to time, up to $1 billion of our Class A common stock, preferred stock, depositary shares representing preferred stock, warrants and rights to purchase our common stock or any combination thereof, subject to the ability of QTS to effect offerings on satisfactory terms based on prevailing conditions. Pursuant to the Operating Partnership’s limited partnership agreement, each time QTS issues shares of stock pursuant to the foregoing programs or other equity offerings, the Operating Partnership issues to QTS, its general partner, an equal number of units for the same price at which the shares were sold, and QTS contributes the net proceeds of such offerings to the Operating Partnership. Our ability to raise funds through sales of common and preferred stock or other securities in the future is dependent on, among other things, general market conditions for REITs, market perceptions about our company and the current trading price of QTS’s Class A common stock. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive or at all. At September 30, 2015, we had approximately $219.4 million remaining under this universal shelf registration statement.

On March 2, 2015, QTS issued 5,000,000 shares of QTS’ Class A common stock and GA QTS Interholdco, LLC, a selling stockholder and an affiliate of General Atlantic LLC, sold 4,350,000 shares of QTS’ Class A common stock at a price of $34.75 per share in an underwritten public offering. The selling stockholder granted the underwriters a 30-day option to purchase an aggregate of up to an additional 1,402,500 shares of QTS’ Class A common stock at the public offering price, which the underwriters exercised. We used the net proceeds of approximately $166.0 million to repay amounts outstanding under our unsecured revolving credit facility. We did not receive any proceeds from the offering of shares by the selling stockholder.

On June 5, 2015, QTS issued 5,750,000 shares of QTS’ Class A common stock and GA QTS Interholdco, LLC, a selling stockholder, sold 1,250,000 shares of QTS’ Class A common stock at a price of $37.00 per share in an underwritten public offering. The selling stockholder granted the underwriters a 30-day option to purchase an aggregate of up to an additional 1,050,000 shares of QTS’ Class A common stock at the public offering price, which the underwriters exercised. We used the net proceeds, after expenses, of approximately $203.4 million to fund a portion of the cash consideration payable by us in the Carpathia acquisition, and prior to such use, we used a portion of the net proceeds to repay amounts outstanding under our unsecured revolving credit facility and to pay off our Atlanta-Metro Equipment Loan. We did not receive any proceeds from the offering of shares by the selling stockholder.

On August 14, 2015, GA QTS Interholdco, LLC, a selling stockholder, sold 2,400,000 shares of QTS’ Class A common stock at a price of $41.00 per share in an underwritten public offering. The selling stockholder granted the underwriter a 30-day option to purchase an aggregate of up to an additional 360,000 shares of QTS’ Class A common stock at a price of $41.00 per share, of which the underwriters partially exercised the option with respect to 261,000 shares. We did not receive any proceeds from the offering of shares by the selling stockholder.

Cash

As of September 30, 2015, we had $10.7 million of unrestricted cash and cash equivalents.

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

On October 6, 2015, we paid our regular quarterly cash dividend of $0.32 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on September 18, 2015 in an aggregate amount of $15.3 million.

Indebtedness

As of September 30, 2015, we had approximately $820.9 million of indebtedness, including capital leases and lease financing obligations.

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

In October 2015, we amended our unsecured credit facility, increasing the total capacity by $250 million and extending the term.  At the same time, we terminated our secured credit facility relating to the Richmond data center. The amended unsecured credit facility has a total capacity of $900 million and includes a $150 million term loan which matures on December 17, 2020, another $150 million term loan which matures on April 27, 2021, and a $600 million revolving credit facility which matures on December 17, 2019, with a one year extension option. Amounts outstanding under the amended unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will vary depending upon our leverage ratio. For revolving credit loans, the spread ranges from 1.55% to 2.15% for LIBOR loans and 0.55% to 1.15% for base rate loans. For term loans, the spread ranges from 1.50% to 2.10% for LIBOR loans and 0.50% to 1.10% for base rate loans. The amended unsecured credit facility also includes a $200 million accordion feature.

Under the amended unsecured credit facility, the capacity may be increased from the current capacity of $900 million to $1.1 billion subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments. As of September 30, 2015, the weighted average interest rate for amounts outstanding under our unsecured credit facility was 1.89%. Under the amended credit facility, the weighted average interest rate would have been 1.72%. We are also required to pay a commitment fee to the lenders assessed on the unused portion of the unsecured revolving credit facility. At our election, we can prepay amounts outstanding under the unsecured credit facility, in whole or in part, without penalty.

Our ability to borrow under the amended unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations on liens, mergers, consolidations, investments, distributions, asset sales and affiliate transactions, as well as the following financial covenants: (i) the outstanding principal balance of the loans and letter of credit liabilities cannot exceed the unencumbered asset pool availability (as defined in the third amended and restated credit agreement), (ii) a maximum leverage ratio of total indebtedness to gross asset value (as defined in the third amended and restated credit agreement) not in excess of 60%, (iii) a minimum fixed charge coverage ratio (defined as the ratio of consolidated EBITDA, subject to certain adjustments, to consolidated fixed charges) for the prior two most recently-ended calendar quarters of not less than 1.70 to 1.00, (iv) tangible net worth of at least $958 million plus 80% of the sum of net equity offering proceeds and the value of interests in the Operating Partnership issued upon contribution of assets to the Operating Partnership or its subsidiaries, (v) unhedged variable rate debt not greater than 35% of gross asset value and (vi) a maximum distribution payout ratio of the greater of (a) 95% of our “funds from operations” (as defined in the agreement) and (b) the amount required for QTS to qualify as a REIT under the Code. The interest rate applied to the outstanding balance of the unsecured credit facility decreases incrementally for every 5% below the maximum leverage ratio.

The availability under the amended unsecured revolving credit facility is the lesser of (i) $600 million, (ii) 60% of unencumbered asset pool capitalized value, or (iii) the amount resulting in an unencumbered asset pool debt yield of 14%. In the case of clauses (ii), (iii) and (iv) of the preceding sentence, the amount available under the unsecured revolving credit facility is adjusted to take into account any other unsecured debt and certain capitalized leases. The availability of funds under our amended unsecured credit facility depends on compliance with our covenants. Pro forma for this amendment and the payoff of the Richmond Credit Facility, as of September 30, 2015, we had outstanding $470.0 million of indebtedness under the amended unsecured credit facility, consisting of $170.0 million of outstanding borrowings under our unsecured revolving credit facility and $300.0 million outstanding term loan indebtedness. In connection with the unsecured credit facility, as of September 30, 2015, we had an additional $2.5 million letter of credit outstanding. The letter of credit was reduced to $2.0 million on October 1, 2015.

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

Richmond Secured Credit Facility. In December 2012, we entered into a credit facility secured by our Richmond data center (the “Richmond Credit Facility”). The proceeds from our Richmond Credit Facility may be used solely to finance the development of the Richmond property into a data center and to repay indebtedness under our unsecured credit facility. The Richmond Credit Facility required us to comply with covenants similar to the unsecured credit facility.

As amended on June 30, 2014, the Richmond Credit Facility had a stated maturity of June 30, 2019, capacity of $120 million with an accordion feature to provide for total borrowing capacity of up to $200 million. The interest rate for LIBOR loans ranged from 2.10% to 2.85%, with the rate determined by the overall leverage ratio as defined in the agreement.

As discussed above, we terminated the Richmond Credit Facility in conjunction with the October 2015 amendment of our unsecured credit facility.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2015, including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (in thousands):

Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Operating Leases	$3,914	$12,184	$10,445	$9,884	$8,299	$86,599	$131,325
Capital Leases and Lease Financing Obligations	3,262	12,558	12,388	8,804	2,461	13,550	53,023
Future principal payments of Indebtedness (1)	-	-	-	300,000	170,000	300,000	770,000
Total (2)	$7,176	$24,742	$22,833	$318,688	$180,760	$400,149	$954,348

___________________________

(1)	Does not include the discount on Senior Notes reflected at September 30, 2015 nor the letter of credit of $2.5 million outstanding as of September 30, 2015 under our unsecured credit facility. The letter of credit was reduced to $2.0 million on October 1, 2015.

(2)	Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facilities, Senior Notes, mortgages, capital leases, lease financing obligations and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of September 30, 2015 (in thousands):

2015	2016	2017	2018	2019	Thereafter	Total
$7,193	$28,558	$28,236	$27,669	$20,154	$47,112	$158,922

As discussed above, we amended our unsecured credit facility in October 2015. If the amendment had closed prior to September 30, 2015, our debt maturity schedule would appear as follows:

Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Operating Leases	$3,914	$12,184	$10,445	$9,884	$8,299	$86,599	$131,325
Capital Leases and Lease Financing Obligations	3,262	12,558	12,388	8,804	2,461	13,550	53,023
Future principal payments of Indebtedness (1)	-	-	-	-	170,000	600,000	770,000
Total (2)	$7,176	$24,742	$22,833	$18,688	$180,760	$700,149	$954,348

_______________________________

(1)	Does not include the discount on Senior Notes reflected at September 30, 2015 nor the letter of credit of $2.5 million outstanding as of September 30, 2015 under our unsecured credit facility. The letter of credit was reduced to $2.0 million on October 1, 2015.

(2)	Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facilities, Senior Notes, mortgages, capital leases, lease financing obligations and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of September 30, 2015 (in thousands):

2015	2016	2017	2018	2019	Thereafter	Total
$6,991	$27,749	$27,427	$27,142	$26,719	$50,203	$166,231

Off-Balance Sheet Arrangements

We utilize derivatives to manage our interest rate exposure. During February 2012, we entered into two interest rate swaps with an aggregate notional amount of $150 million which qualified for hedge accounting treatment. These interest rate swaps, which matured on September 28, 2014, were designated as a cash flow hedge of future interest payments. We perform assessments of hedging effectiveness, and any ineffectiveness is recorded in interest expense. There was no ineffectiveness for the periods ended September 30, 2015 or 2014.

Cash Flows

	Nine Months Ended
	September 30,
(in thousands)	2015	2014
Cash flow provided by (used for):
Operating activities	$72,319	$51,355
Investing activities	(541,021)	(247,072)
Financing activities	468,644	195,552

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Cash flow provided by operating activities was $72.3 million for the nine months ended September 30, 2015, compared to $51.4 million for the nine months ended September 30, 2014. There was an increase in cash operating income of $19.8 million from the prior period, and an increase in cash flow associated with net changes in working capital of $1.1 million primarily relating to changes in rents and other receivables, accounts payable and accrued expenses, deferred income and prepaid expenses.

Cash flow used for investing activities increased by $293.9 million to $541.0 million for the nine months ended September 30, 2015, compared to $247.1 million for the nine months ended September 30, 2014. The increase was due primarily to the acquisition of Carpathia as well as higher cash paid for capital expenditures primarily related to redevelopment of our Dallas-Fort Worth, Atlanta-Metro, Chicago and Richmond data centers of $96.1 million. These expenditures include capitalized soft costs such as interest, payroll and other costs to redevelop properties, which were, in the aggregate, $15.7 million and $12.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Cash flow provided by financing activities was $468.6 million for the nine months ended September 30, 2015, compared to $195.6 million for the nine months ended September 30, 2014. The increase was primarily due to net proceeds from equity offerings completed in March and June of 2015 totaling $369.5 million. Partially offsetting this increase were lower net proceeds of $78.0 million under our unsecured credit facility and Senior Notes (which were issued in 2014), an increase in mortgage principal debt repayments of $14.9 million due to paying off the Atlanta-Metro equipment loan in full in June 2015, an increase in payments of cash dividends to common stockholders of $9.0 million which was due to the increase in shares outstanding related to the March 2015 and June 2015 equity issuances and a higher dividend rate, and an increase in principal payments on capital lease obligations of $3.9 million.

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

As a result of the Carpathia acquisition in June 2015, the Company recognized approximately $175 million in goodwill. The fair value of goodwill is the consideration transferred which is not allocable to identifiable intangible and tangible assets. The Company believes that it has one reporting unit for goodwill purposes, thus will assess goodwill for impairment annually on October 1 on that basis.

Inflation

Substantially all of our long-term leases—leases with a term greater than three years—contain rent increases and reimbursement for certain operating costs. As a result, we believe that we are largely insulated from the effects of inflation over periods greater than three years. Leases with terms of three years or less will be replaced or renegotiated within three years and should adjust to reflect changed conditions, also mitigating the effects of inflation. Moreover, to the extent that there are material increases in utility costs, we generally reserve the right to renegotiate the rental rate to incorporate significant utility rate increases. However, any increases in the costs of redevelopment of our properties will generally result in a higher cost of the property, which will result in increased cash requirements to redevelop our properties and increased depreciation and amortization expense in future periods, and, in some circumstances, we may not be able to directly pass along the increase in these redevelopment costs to our customers in the form of higher rental rates.

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

The Operating Partnership also includes certain partners that are subject to a taxable income allocation, however, not entitled to receive recurring distributions. The partnership agreement does stipulate however, to the extent that taxable income is allocated to these partners that the partnership will make a distribution to these partners equal to the lesser of the actual per unit distributions made to Class A partners or an estimated amount to cover federal, state and local taxes on the allocated taxable income. No distributions related to allocated taxable income were made to these partners for the nine months ended September 30, 2015; however, a distribution of approximately $200,000 was made to Class O LTIP holders during the nine months ended September 30, 2014.

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

As of September 30, 2015, we had outstanding $470.0 million of consolidated indebtedness that bore interest at variable rates. An interest rate cap of $50 million was in place as of September 30, 2015 with a capped LIBOR rate of 3% through December 18, 2015.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. LIBOR rates are not currently within 1% of our interest rate caps, therefore a 1% increase in interest rates would increase the interest expense on the $470.0 million of variable indebtedness outstanding as of September 30, 2015 by approximately $4.7 million annually. Conversely, a decrease in the LIBOR rate to 0% would decrease the interest expense on this $470.0 million of variable indebtedness outstanding by approximately $0.9 million annually based on the one month LIBOR rate of approximately 0.2% as of September 30, 2015.

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

ITEM 4. Controls and Procedures

QTS Realty Trust, Inc.

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended September 30, 2015, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QTS’ disclosure controls and procedures are effective to ensure that information required to be disclosed by QTS in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in QTS’ internal control over financial reporting during the period ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, QTS’ internal control over financial reporting.

QualityTech LP

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended September 30, 2015, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the period ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on us.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2014, and our Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015, which are accessible on the SEC’s website at www.sec.gov.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

QTS did not sell any securities during the nine months ended September 30, 2015 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

QTS from time to time issues shares of Class A common stock pursuant to the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”), upon exercise of stock options issued under the 2013 Equity Incentive Plan, and upon redemption of Class A units of limited partnership of the Operating Partnership (either through Class A units previously held or those received from conversion of Class O units from the QualityTech, LP 2010 Equity Incentive Plan). In addition, QTS issued shares of Class A common Stock in underwritten public offerings in March and June of 2015. Pursuant to the partnership agreement of the Operating Partnership, each time QTS issues shares of common stock, the Operating Partnership issues to QTS, its general partner, an equal number of Class A units. The units issued to QTS are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to QTS and therefore, did not involve a public offering. During the nine months ended September 30, 2015, the Operating Partnership issued 0.7 million Class A units to QTS in connection with such redemptions and stock option exercises and issuances pursuant to the 2013 Equity Incentive Plan, with a value of approximately $26.3 million based on the respective dates of the redemptions and option exercises, as applicable. In addition, during the nine months ended September 30, 2015, the Operating Partnership issued approximately 10.8 million Class A units to QTS in connection with the underwritten public offerings in March and June of 2015 with a value of approximately $386.5 million.

Repurchases of Equity Securities

During the nine months ended September 30, 2015, certain of our employees surrendered Class A common stock owned by them to satisfy their statutory minimum federal and state tax obligations in connection with the vesting of restricted common stock under the 2013 Equity Incentive Plan.

The following table summarizes all of these repurchases during the nine months ended September 30, 2015.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2015 through January 31, 2015	-	N/A	N/A	N/A
February 1, 2015 through February 28, 2015	-	N/A	N/A	N/A
March 1, 2015 through March 31, 2015	7,091 (1)	$36.50	N/A	N/A
April 1, 2015 through April 30, 2015	-	N/A	N/A	N/A
May 1, 2015 through May 31, 2015	-	N/A	N/A	N/A
June 1, 2015 through June 30, 2015	2,534 (1)	$36.27	N/A	N/A
July 1, 2015 through July 31, 2015	-	N/A	N/A	N/A
August 1, 2015 through August 31, 2015	-	N/A	N/A	N/A
September 1, 2015 through September 30, 2015	2,653 (1)	$43.69	N/A	N/A
Total	12,278 (1)	$38.01

(1)	The number of shares purchased represents shares of Class A common stock surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock. With respect to these shares, the price paid per share is based on the closing price of our Class A common stock as of the date of the determination of the statutory minimum federal income tax.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description

2.1	Stock Purchase Agreement, dated May 6, 2015, by and among Quality Technology Services Holding, LLC, Carpathia Holdings, LLC and Carpathia Acquisition, Inc. (Filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 12, 2015)

2.2	First Amendment to Stock Purchase Agreement, effective as of June 12, 2015, by and among Quality Technology Services Holding, LLC, Carpathia Holdings, LLC and Carpathia Acquisition, Inc. (Filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 19, 2015)

3.1	Articles of Amendment and Restatement of QTS Realty Trust, Inc. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

3.2	Amended and Restated Bylaws of QTS Realty Trust, Inc. (Filed as Exhibit 3.2 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

4.1	Form of Specimen Class A Common Stock Certificate (Filed as Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

4.2	Indenture, dated July 23, 2014, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., certain subsidiaries of QualityTech, LP and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2014)

4.3	Supplemental Indenture, dated as of December 22, 2014, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of July 23, 2014, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 23, 2015)

4.4	Supplemental Indenture, dated as of September 28, 2015, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of July 23, 2014, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.

4.5	Form of 5.875% Senior Notes due 2022 (included in Exhibit 4.2 hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QualityTech, LP)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QualityTech, LP)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (QualityTech, LP)

101	The following materials from QTS Realty Trust, Inc.’s and QualityTech, LP’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of equity and partners’ capital, (iv) condensed consolidated statements of cash flow, and (v) the notes to the condensed consolidated financial statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: November 5, 2015	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: November 5, 2015	/s/ William H. Schafer
William H. Schafer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

QualityTech, LP

By: QTS Realty Trust, Inc.,
its general partner

DATE: November 5, 2015	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: November 5, 2015	/s/ William H. Schafer
William H. Schafer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)