Form 10-K
period 2015-12-31
QTS Realty Trust, Inc.; QualityTech, LP
filed 2016-02-29
CIK 1577368, 1561164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36109

QTS Realty Trust, Inc.

QualityTech, LP

(Exact name of registrant as specified in its charter)

Maryland (QTS Realty Trust, Inc.) Delaware (QualityTech, LP) (State or other jurisdiction of incorporation or organization)	46-2809094 27-0707288 (I.R.S. Employer Identification No.)

12851 Foster Street, Overland Park, Kansas	66213
(Address of principal executive offices)	(Zip Code)

(913) 312-5503

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A common stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

QTS Realty Trust, Inc.	Yes ☒ No ☐	QualityTech, LP	Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

QTS Realty Trust, Inc.	Yes ☐ No ☒	QualityTech, LP	Yes ☐ No ☒

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

QTS Realty Trust, Inc.	☐	QualityTech, LP	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

QTS Realty Trust, Inc.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

QualityTech, LP

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

QTS Realty Trust, Inc.	Yes ☐ No ☒	QualityTech, LP	Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the Class A common stock, $.01 par value per share, was last sold at June 30, 2015 was $1.5 billion. There were 41,103,168 shares of Class A common stock and 133,000 shares of Class B common stock, $0.01 par value per share, of the registrant outstanding on February 25, 2016.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2015.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K of QTS Realty Trust, Inc. (“QTS”) and QualityTech, LP, a Delaware limited partnership, which is our operating partnership (the “Operating Partnership”). This report also includes the financial statements of QTS and those of the Operating Partnership, although it presents only one set of combined notes for QTS’ financial statements and those of the Operating Partnership.

Substantially all of QTS’s assets are held by, and its operations are conducted through, the Operating Partnership. QTS is the sole general partner of the Operating Partnership, and, as of December 31, 2015, its only material asset consisted of its ownership of approximately 85.8% of the Operating Partnership. Management operates QTS and the Operating Partnership as one business. The management of QTS consists of the same employees as the management of the Operating Partnership. QTS does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. QTS has not issued or guaranteed any indebtedness. Except for net proceeds from public equity issuances by QTS, which are contributed to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership, the Operating Partnership generates all remaining capital required by our business through its operations, the direct or indirect incurrence of indebtedness, and the issuance of partnership units. Therefore, as general partner with control of the Operating Partnership, QTS consolidates the Operating Partnership for financial reporting purposes.

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

In addition, in light of these combined disclosures, we believe it is important for investors to understand the few differences between QTS and the Operating Partnership in the context of how QTS and the Operating Partnership operate as a consolidated company. With respect to balance sheets, the presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated balance sheets of QTS and those of the Operating Partnership. On the Operating Partnership’s consolidated balance sheets, partners’ capital includes partnership units that are owned by QTS and other partners. On QTS’ consolidated balance sheets, stockholders’ equity includes common stock, additional paid-in capital, accumulated other comprehensive income (loss) and accumulated dividends in excess of earnings. The remaining equity reflected on QTS’s consolidated balance sheet is the portion of net assets that are retained by partners other than QTS, referred to as noncontrolling interests. With respect to statements of operations, the primary difference in QTS' Statements of Operations and Comprehensive Income is that for net income (loss), QTS retains its proportionate share of the net income (loss) based on its ownership of the Operating Partnership, with the remaining balance being retained by the Operating Partnership.

In order to highlight the few differences between QTS and the Operating Partnership, there are sections and disclosure in this report that discuss QTS and the Operating Partnership separately, including separate financial statements, separate audit reports, separate controls and procedures sections, separate Exhibit 31 and 32 certifications, and separate presentation of certain accompanying notes to the financial statements, including Note 8 – Partners’ Capital, Equity and Incentive Compensation Plans and Note 16 – Quarterly Financial Information (unaudited). In the sections that combine disclosure for QTS and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of “we,” “our,” “us,” “our company” and “the Company.” Although the Operating Partnership is generally the entity that enters into contracts, holds assets and issues debt, we believe that these general references to “we,” “our,” “us,” “our company” and “the Company” in this context are appropriate because the business is one enterprise operated through the Operating Partnership.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions are forward-looking statements. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You also can identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements contained in this Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in our markets or the technology industry;
•	global, national and local economic conditions;
•	risks related to our international operations;
•	difficulties in identifying properties to acquire and completing acquisitions;
•	our failure to successfully develop, redevelop and operate acquired properties or lines of business, including data centers acquired in our acquisition of Carpathia Hosting, Inc.;
•	significant increases in construction and development costs;
•	the increasingly competitive environment in which we operate;
•	defaults on, or termination or non-renewal of, leases by customers;
•	increased interest rates and operating costs, including increased energy costs;
•	financing risks, including our failure to obtain necessary outside financing;
•	decreased rental rates or increased vacancy rates;
•	dependence on third parties to provide Internet, telecommunications and network connectivity to our data centers;
•	our failure to qualify and maintain QTS’ qualification as a real estate investment trust (“REIT”);
•	environmental uncertainties and risks related to natural disasters;
•	financial market fluctuations; and
•	changes in real estate and zoning laws, revaluations for tax purposes and increases in real property tax rates.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors.”

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

Overview

We are a leading provider of secure, compliant data center solutions, hybrid cloud and fully managed services. We refer to our spectrum of core data center products as our “3Cs,” which consist of Custom Data Center (“C1”), Colocation (“C2”) and Cloud and Managed Services (“C3”). Our 3C integrated technology platform provides flexible, scalable, secure IT solutions for web and IT applications. Our Critical Facilities Management (“CFM”) provides increased efficiency and greater performance for third-party data center owners and operators.

We operate a portfolio of 24 data centers located throughout the United States, Canada, Europe and the Asia-Pacific region. Within the United States, we are located in some of the top U.S. data center markets plus other high-growth markets. Our data centers are highly specialized, full-service, mission-critical facilities used by our customers to house, power and cool the networking equipment and computer systems that support their most critical business processes. We believe that our data centers are best-in-class and engineered to adhere to the highest specifications commercially available to customers, providing fully redundant, high-density power and cooling sufficient to meet the needs of major national and international companies and organizations. This is in part reflected by our operating track record of “five-nines” (99.999%) reliability and by our diverse customer base of more than 1,000 customers, including financial institutions, healthcare companies, government agencies, communications service providers, software companies and global Internet companies.

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

The Operating Partnership is a Delaware limited partnership formed on August 5, 2009 and was QTS’ historical predecessor prior to the IPO, having operated the Company’s business until the IPO. As of December 31, 2015, QTS owned an approximate 85.8% ownership interest in the Operating Partnership.

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

Our Portfolio

We develop and operate 24 data centers located throughout the United States, Canada, Europe and the Asia-Pacific region, containing an aggregate of approximately 4.9 million gross square feet of space (approximately 91% of which is wholly owned by us), including approximately 2.2 million “basis-of-design” raised floor square feet, which represents the total data center raised floor potential of our existing data center facilities. This represents the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the configuration that we deploy. We build out our data center facilities for both general use (colocation) and for executed leases that require significant amounts of space and power, depending on the needs of each facility at that time. As of December 31, 2015, this space included approximately 1,119,000 raised floor operating net rentable square feet, or NRSF, plus approximately 1.1 million square feet of additional raised floor in our development pipeline, of which approximately 125,000 NRSF is expected to become operational by December 31, 2016. Of the total 1.1 million NRSF in our development pipeline, approximately 70,000 square feet was related to customer leases which had been executed but not yet commenced. Our facilities collectively have access to over 500 megawatts (“MW”) of gross utility power with 439 MW of available utility power. We believe such access to power gives us a competitive advantage in redeveloping data center space, since access to power is usually the most limiting and expensive component in data center redevelopment. At the data centers located on each of our properties, whether owned or leased by us, we provide full-service facilities used by our customers to house, power and cool the networking equipment and computer systems that support many of their most critical business processes, as well as additional services.

On June 16, 2015, we completed the acquisition of 100% of the outstanding stock of Carpathia Hosting, Inc. (“Carpathia”), a Virginia-based colocation, cloud and managed services provider, for approximately $366.7 million (based on the preliminary assessment of the fair value of assets acquired and liabilities assumed). Upon completion of this acquisition, we assumed all of the assets and liabilities of Carpathia Acquisition, Inc. In addition, Carpathia Acquisition, Inc. and its subsidiaries, including Carpathia, became indirect, wholly-owned subsidiaries of us. Carpathia is a provider of colocation, hybrid cloud services and Infrastructure-as-a-Service (IaaS) servicing enterprise customers and federal agencies, with a customer base of approximately 230 customers as of June 16, 2015. Carpathia utilizes eight domestic data centers located in Dulles, Virginia; Phoenix, Arizona; San Jose, California; Harrisonburg, Virginia and Ashburn, Virginia, and five international data centers located in Toronto, Canada; Amsterdam, Netherlands; London, United Kingdom; Hong Kong and Sydney, Australia.

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

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of December 31, 2015, only four of our more than 1,000 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”), with the largest customer accounting for approximately 10.5% of our MRR. In addition, greater than 50% of our MRR was attributable to customers who use more than one of our 3Cs products.

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

The following diagram depicts our ownership structure, on a non-diluted basis as of December 31, 2015.

Our Competitive Strengths

We believe that we are uniquely positioned in the data center industry and distinguish ourselves from other data center providers through the following competitive strengths:

•	Fully Integrated Platform Offers Scalability and Flexibility to Our Customers and Us. Our differentiated, fully integrated 3Cs approach, allows us to serve a wide variety of customers in a large, addressable market and to scale to the level of IT infrastructure outsourcing desired by our customers. We believe customers will continue to have evolving and diverse IT needs and will prefer providers that offer a portfolio of IT solutions. As of December 31, 2015, greater than 50% of our MRR was attributable to customers who use more than one of our 3Cs products. We believe our ability to offer a full spectrum of 3Cs product offerings enhances our leasing velocity, allows for an individualized pricing mix, results in more balanced lease terms and optimizes cash flows from our assets. We leverage our integrated product mix to offer Critical Facilities Management (“CFM”), the operation of customer-owned data centers, with the combination of real estate ownership and technology services that supports a true enterprise partnership.

•	Platform Anchored by Strategically Located, Owned “Mega” Data Centers. Our larger “mega” data centers, Atlanta-Metro, Dallas-Fort Worth, Richmond, Atlanta-Suwanee, Princeton and Chicago, allow us to deliver our fully integrated platform and 3Cs products by building and leasing space more efficiently than in single-use or smaller data centers. We believe that our data centers are engineered to among the highest specifications commercially available. Our international portfolio of 24 data centers (eight of which are wholly owned, representing 86% of our raised square feet, and another is subject to a long-term ground lease), includes 19 data centers that are strategically located throughout the United States. We also own an aggregate of 249.9 acres of additional land adjacent to data center properties that can support the development of up to an additional approximately 2.7 million square feet of raised floor.

•	Significant Expansion Opportunity within Existing Data Center Facilities at Lower Costs. We have developed substantial expertise in redeveloping facilities through the acquisition and redevelopment of our operating facilities. Our data center redevelopment model is primarily focused on redeveloping space within our current facilities, which allows us to build additional leasable raised floor at a lower incremental cost compared to ground-up development and to rapidly scale our redevelopment in a modular manner to coincide with customer demand and our estimates of optimal product utilization among our C1, C2 and C3 products.

•	Diversified, High-Quality Customer Base. We have significantly grown our customer base from 510 in 2009 to over 1,000 as of December 31, 2015, with our largest customer accounting for approximately 10.5% of our MRR and only four of our customers individually accounting for more than 3% of our MRR. Our focus on our customers and our ability to scale with their needs allows us to achieve a low rental churn rate (which is the MRR impact from a customer completely departing our platform in a given period compared to the total MRR at the beginning of the period). For the year ended December 31, 2015, we experienced a rental churn rate of 4.0%.

•	Robust In-House Sales Capabilities. Our in-house sales force has deep knowledge of our customers’ businesses and IT infrastructure needs and is supported by sophisticated sales management, reporting and incentive systems. Our internal sales force is structured by product offerings, specialized industry segments and, with respect to our C2 product, by geographical region. Therefore, unlike certain other data center companies, we are less dependent on data center brokers to identify and acquire or renew our customers, which we believe is a key enabler of our 3Cs strategy.

•	Security and Compliance Focused. Our operations and compliance teams, led by seasoned management, are focused on providing a high level of physical security and compliance solutions in all of our data centers and through our 3Cs offerings.

•	Balance Sheet Positioned to Fund Continued Growth. As of December 31, 2015 we had over $380 million of available liquidity consisting of cash and cash equivalents and the ability to borrow under our unsecured revolving credit facility. As we continue to expand our real estate portfolio and the returns associated with that capacity, we can increase availability by an additional $200 million under the current unsecured credit facility. We believe that we are appropriately capitalized with sufficient funds and available borrowing capacity to pursue our anticipated business and growth strategies.

•	Founder-Led Management Team with Proven Track Record and Strong Alignment with Our Stockholders. Our senior management team has significant experience in the ownership, management and redevelopment of commercial real estate through multiple business cycles. We believe our executive management team’s experience will enable us to capitalize on industry relationships by providing an ongoing pipeline of attractive leasing and redevelopment opportunities.

•	Ability to Increase Our Margins through Our Operating Leverage. We anticipate that our business and growth strategies can be substantially supported by our existing platform, will not require significant incremental general and administrative expenditures and will allow us to continue to benefit from operational leverage and increase operating margins.

•	Continuing to Selectively Expand Our Fully Integrated Platform to Other Strategic Markets. We will continue to selectively pursue attractive opportunities in strategic locations and sectors where we believe our fully integrated platform would give us a competitive advantage in the acquisition and leasing of a facility or portfolio of assets. We also believe we can integrate additional data center facilities into our platform without adding significant incremental headcount or general and administrative expenses.

•	Commitment to Sustainability. We have a commitment to sustainability that focuses on managing our power and space as effectively and efficiently as possible. We believe that our continued efforts and proven results from sustainably redeveloping properties give us a distinct advantage over our competitors in attracting new customers.

Competition

We compete with developers, owners and operators of data centers and with IT infrastructure companies in the market for data center customers, properties for acquisition and the services of key third-party providers. In addition, we continue to compete with owners and operators of data centers and providers of cloud and managed services that follow other business models and may offer one or more of these services. We believe, however, that our 3Cs product offerings set us apart from our competitors in the data center industry and makes us more attractive to customers, both large and small. In addition, we believe other providers are seeking ways to enter or strengthen their positions in the data center market.

We compete for customers based on factors including location, critical load, NRSF, flexibility and expertise in the design and operation of data centers, as well as our cloud product and the breadth of managed services that we provide. New customers who consider leasing space at our properties and using our products and existing customers evaluating whether to renew or extend a lease also may consider our competitors, including wholesale infrastructure providers and colocation and managed services providers. In addition, our customers may choose to own and operate their own data centers rather than lease from us.

As an owner, developer and operator of data centers and provider of Cloud and Managed Services, we depend on certain third-party service providers, including engineers and contractors with expertise in the development of data centers and the provision of managed services. The level of competition for the services of specialized contractors and other third-party providers increases the cost of engaging such providers and the risk of delays in operating our data centers and completing our development and redevelopment projects. We also rely upon the services of specialized contractors for the provision of internet connectivity and software-related platforms and services. Competition for their services could lead to a negative impact on our business if they became unavailable to us.

In addition, we face competition for the acquisition of additional properties suitable for the development of data centers from real estate developers in our industry and in other industries and from customers who develop their own data center facilities. Such competition may have the effect of reducing the number of available properties for acquisition, increasing the price of any acquisition and reducing the demand for data center space in the markets we seek to serve.

Regulation

General

Data centers in our markets are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties has the necessary permits and approvals to operate its business.

Americans With Disabilities Act

Our properties must comply with Title III of the Americans With Disabilities Act (“ADA”) to the extent that such properties are “public accommodations” or “commercial facilities” as defined by the ADA. The ADA may require, for example, removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that the initial properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Environmental Matters

Under various federal, state and local laws, including regulations, ordinances and case law, a current or former owner or operator of real property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial, liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Most of our properties presently contain large underground or aboveground fuel storage tanks for emergency power, which is critical to our operations. If any of our tanks has a release of fuel to the environment, we likely would have to pay to clean up the contamination. In addition, prior owners and operators used some of our current properties for industrial and retail purposes, which could have resulted in environmental contamination. Moreover, the presence of contamination or the failure to remediate contamination at our properties may (1) expose us to third-party liability, (2) subject our properties to liens in favor of the government for damages and costs the government incurs in connection with the contamination, (3) impose restrictions on the manner in which a property may be used or businesses may be operated, or (4) materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities, without regard to whether we comply with environmental laws in doing so. Finally, there may be material environmental liabilities at our properties of which we are not aware. Any of these matters could have a material adverse effect on us.

Our properties are subject to federal, state, and local environmental, health, and safety laws and regulations and zoning requirements, including those regarding the handling of regulated substances and wastes, emissions to the environment, and fire codes. For instance, our properties are subject to regulations regarding the storage of petroleum for auxiliary or emergency power and air emissions arising from the use of power generators. In particular, our properties in California are subject to strict emissions limitations for its generators, which could be exceeded if we need to use these generators to supply critical backup power in a manner that results in emissions in excess of California limits. In addition, we lease some of our properties to our customers who also are subject to such environmental, health and safety laws and zoning requirements. If we, or our customers, fail to comply with these various requirements, we might incur costs and liabilities, including governmental fines and penalties. Moreover, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will materially and adversely affect us. Environmental noncompliance liability also could affect a customer’s ability to make rental payments to us. We require our customers to comply with these environmental and health and safety laws and regulations.

Privacy and Security

We may be directly and/or contractually subject to laws, regulations and policies for protecting sensitive data, consumer privacy and vital national interests. For example, the U.S. government has promulgated regulations and standards subject to authority provided through the enactment of a number of laws, such as the Health Insurance Portability and Accountability Act (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), the Gramm-Leach-Bliley Act (“GLBA”), and the Federal Information Security Management Act of 2002 (“FISMA”), which require many corporations and federal, state and local governmental entities to control the security of, access to and configuration of their IT systems. A number of states also have enacted laws and regulations that require covered entities, such as data center operators, to implement and maintain security measures to protect certain types of information, such as Social Security numbers, payment card information, and other types of data, from unauthorized use and disclosure. In addition, industry organizations have adopted and implemented various security and compliance policies. For example, the Payment Card Industry Security Standards Council has issued its mandatory Payment Card Industry Data Security Standard (“PCI DSS”) which is applicable to all organizations processing payment card transactions.

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

In addition, to facilitate the transfer of both client and personnel data from the European Union (“EU”) to the United States, we signed up to the EU-U.S. Safe Harbor Framework, which requires organizations operating in the United States to provide assurance that they are adhering to relevant European standards for data protection for such transfers. On October 6, 2015, the Court of Justice of the European Union (the “CJEU”) declared the EU-U.S. Safe Harbor Framework invalid under European law as a mechanism to legitimize transfers of personal data from the EU to the United States. In light of the CJEU’s decision, we are reviewing our current operations to determine whether our transfer of data between the EU and the United States is in compliance with European law.

The European Union (EU) Commission, Parliament, and Council have agreed on a new General Data Protection Regulation (GDPR) that appears close to approval and which will take effect two years after approval. The GDPR will replace the current European privacy regime and will impose new privacy requirements as well as increase the likelihood of applicability of European law to entities established outside the EU but processing data of European data subjects. Under the GDPR as currently drafted, there can be fines of up to 10,000,000 Euros or up to 2 percent of the global sales for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4 percent of the global sales for more serious offenses.

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

Employees

As of December 31, 2015, we employed approximately 720 persons, none of whom were represented by a labor union. We believe our relations with our employees are good.

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

Also available on our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and the charters for each of the committees of our Board of Directors—the Audit Committee, the Nominating and Corporate Governance Committee, and the Compensation Committee.

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

Because our portfolio of properties consists entirely of data centers, or properties to be converted to data centers, we are subject to risks inherent in investments in a single industry. Adverse developments in the data center market or in the industries in which our customers operate could lead to a decrease in the demand for data center space or managed services, which could have a greater material adverse effect on us than if we owned a more diversified real estate portfolio. These adverse developments could include: a decline in the technology industry, such as a decrease in the use of mobile or web-based commerce, industry slowdowns, business layoffs or downsizing, relocation of businesses, increased costs of complying with existing or new government regulations and other factors; a slowdown in the growth of the Internet generally as a medium for commerce and communication; a downturn in the market for data center space generally such as oversupply of or reduced demand for space; and the rapid development of new technologies or the adoption of new industry standards that render our or our customers’ current products and services obsolete or unmarketable and, in the case of our customers, that contribute to a downturn in their businesses, increasing the likelihood of a default under their leases or that they become insolvent or file for bankruptcy protection. To the extent that any of these or other adverse conditions occur, they are likely to impact market rents for, and cash flows from, our data center space, which could have a material adverse effect on us.

Our data center infrastructure may become obsolete or unmarketable and we may not be able to upgrade our power, cooling, security or connectivity systems cost-effectively or at all.

The markets for the data centers we own and operate, as well as certain of the industries in which our customers operate, are characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels and changing customer demands. As a result, the infrastructure at our data centers may become obsolete or unmarketable due to demand for new processes and/or technologies, including, without limitation: (i) new processes to deliver power to, or eliminate heat from, computer systems; (ii) customer demand for additional redundancy capacity; or (iii) new technology that permits lower levels of critical load and heat removal than our data centers are currently designed to provide. In addition, the systems that connect our data centers to the Internet and other external networks may become outdated, including with respect to latency, reliability and diversity of connectivity. When customers demand new processes or technologies, we may not be able to upgrade our data centers on a cost-effective basis, or at all, due to, among other things, increased expenses to us that cannot be passed on to customers or insufficient revenue to fund the necessary capital expenditures. The obsolescence of our power and cooling systems and/or our inability to upgrade our data centers, including associated connectivity, could reduce revenue at our data centers and could have a material adverse effect on us. Furthermore, potential future regulations that apply to industries we serve may require customers in those industries to seek specific requirements from their data centers that we are unable to provide. These may include physical security regulations applicable to the defense industry and government contractors and privacy and security requirements applicable to the financial services and health care industries. If such regulations were adopted, we could lose customers or be unable to attract new customers in certain industries, which could have a material adverse effect on us.

We face considerable competition in the data center industry and may be unable to renew existing leases, lease vacant space or re-let space on more favorable terms, or at all, as leases expire, which could have a material adverse effect on us.

Leases representing approximately 15% of our leased raised floor and approximately 36% of our annualized rent (including all month-to-month leases), in each case as of December 31, 2015, will expire by the end of 2016. We compete with numerous developers, owners and operators in the data center industry, including managed service providers and other REITs, some of which own or lease properties similar to ours, or may do so in the future, in the same submarkets in which our properties are located. Our competitors may have significant advantages over us, including greater name recognition, longer operating histories, higher operating margins, pre-existing relationships with current or potential customers, greater financial, marketing and other resources, and access to greater and less expensive power. These advantages could allow our competitors to respond more quickly to strategic opportunities or changes in our industry or markets. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our customers, or if our competitors offer products and services in a greater variety, that are more state-of-the-art or that are more competitively priced than the products and services we offer, we may lose customers or be unable to attract new customers without lowering our rental rates and improving the quality, mix and technology of our products and services. We cannot assure you that we will be able to renew leases with our existing customers or re-let space to new customers if our current customers do not renew their leases. Even if our customers renew their leases or we are able to re-let the space, the terms (including rental rates and lease periods) and costs (including capital) of renewal or re-letting may be less favorable than the terms of our current leases. In addition, there can be no assurances that the type of space and/or services currently available at our properties will be sufficient to retain current customers or attract new customers in the future. Finally, although we offer a full spectrum of data center products from Custom Data Centers to Colocation to Cloud and Managed Services, our competitors that specialize in only one of our product and service offerings may have competitive advantages in that space. If rental rates for our properties decline, we are unable to lease vacant space, our existing customers do not renew their leases or we do not re-let space from expiring leases, in each case, on favorable terms, it could have a material adverse effect on us.

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

The bankruptcy, insolvency or financial difficulties of a major customer could have a material adverse effect on us.

The bankruptcy or insolvency of a major customer could have significant consequences for us. If any customer becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the customer solely because of the bankruptcy. In addition, the bankruptcy court might authorize the customer to reject and terminate its lease with us. Our claim against the customer for unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. If any of our significant customers were to become bankrupt or insolvent or suffer a downturn in their business, they may fail to renew, or reject or terminate, their leases with us and/or fail to pay unpaid or future rent owed to us, which could have a material adverse effect on us.

Our two largest wholly-owned properties in terms of annualized rent, Atlanta-Metro and Atlanta-Suwanee, collectively accounted for approximately 42% of our annualized rent as of December 31, 2015, and any inability, temporarily or permanently, to fully and consistently operate either of these properties could have a material adverse effect on us.

Our two largest wholly-owned properties in terms of annualized rent, Atlanta-Metro and Atlanta-Suwanee, collectively accounted for approximately 42% of our annualized rent as of December 31, 2015. Therefore, any inability, temporarily or permanently, to fully and consistently operate either of these properties could have a material adverse effect on us. In addition, because both properties are located in the Atlanta Metropolitan area, we are particularly susceptible to adverse developments in this area, including as a result of natural disasters (such as hurricanes, floods, tornadoes and other events), that could cause, among other things, permanent damage to the properties and electrical power outages that may last beyond our backup and alternative power arrangements. Further, Atlanta-Metro and Atlanta-Suwanee account for several of our largest leases in terms of MRR. Any nonrenewal, credit or other issues with large customers could adversely affect the performance of these properties.

We may be adversely affected by the economies and other conditions of the markets in which we operate, particularly in Atlanta and other metropolitan areas, where we have a high concentration of our data center properties.

We are susceptible to adverse economic or other conditions in the geographic markets in which we operate, such as periods of economic slowdown or recession, the oversupply of, or a reduction in demand for, data centers and cloud and managed services in a particular area, industry slowdowns, layoffs or downsizings, relocation of businesses, increases in real estate and other taxes and changing demographics. The occurrence of these conditions in the specific markets in which we have concentrations of properties could have a material adverse effect on us. Our Atlanta area (Atlanta-Metro and Atlanta-Suwanee) data centers and our leased facilities acquired in 2015, which are concentrated in the Northern Virginia area, accounted for approximately 42% and 26%, respectively, of our annualized rent as of December 31, 2015. As a result, we are particularly susceptible to adverse market conditions in these areas. In addition, other geographic markets could become more attractive for developers, operators and customers of data center facilities based on favorable costs and other conditions to construct or operate data center facilities in those markets. For example, some states have created tax incentives for developers and operators to locate data center facilities in their jurisdictions. These changes in other markets may increase demand in those markets and result in a corresponding decrease in demand in our markets. Any adverse economic or real estate developments in the geographic markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for data center space resulting from the local business climate or business climate in other markets, could have a material adverse effect on us.

We may not be able to compete successfully against current competitors in the Cloud and C3 market.

The market for cloud computing is highly competitive, and the cost to compete is significant. Many of our current competitors have substantially greater financial resources, larger customer bases, longer operating histories, greater brand recognition, and more established relationships in the industry than we do. While a portion of our revenue is derived from the hybrid cloud market, we may be unable to compete successfully in this market.

Challenging economic and other market conditions could have a material adverse effect on us.

The cost and availability of credit may be limited if global or national market conditions deteriorate. Furthermore, deteriorating economic and other market conditions that affect our customers could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio. Additionally, the economic climate could have an impact on our lenders or customers, causing them to fail to meet their obligations to us. A long-term continuance of challenging economic and other market conditions could have a material adverse effect on us.

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

Our government customers, contracts and subcontracts may subject us to additional risks, including early termination, audits, investigations, sanctions and penalties, which could have a material adverse effect on us.

As a result of the Carpathia acquisition, we derive increased revenues from contracts with the U.S. government, state and local governments and from subcontracts with government contractors. Some of these customers may be entitled to terminate all or part of their contracts at any time, without cause.

Recently, political pressure has increased for governments and their agencies, both domestically and internationally, to reduce spending. Some of our federal government contracts and subcontracts are directly or indirectly subject to Congressional approval of appropriations to fund the expenditures under these contracts. Similarly, some of our state and local contracts and subcontracts are subject to government funding authorizations. To the extent that funding underlying any of these government contracts or subcontracts is reduced or eliminated there is an increased risk of termination by the counterparties, which could have a material adverse effect on us.

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

The Carpathia acquisition increased the proportion of our business associated with Cloud and Managed Services, which increased our exposure to the risks of those product services, including adverse economic or other conditions or adverse changes in law or other regulations relating to the Internet, communications or information technologies.

The Carpathia acquisition increased the proportion of our business dedicated to the Cloud and Managed Services market. Therefore, adverse changes in that product service, such as increased regulation of, an oversupply of or a decrease in demand for, the Cloud and Managed Services market or any other adverse condition, would have a proportionately greater adverse effect on us than such change would have had before the Carpathia acquisition. Additionally, the adoption or modification of laws or regulations relating to the Internet, or otherwise relating to our Cloud and Managed Services business, or changes in interpretations of any such existing laws, would have a proportionately greater adverse effect on us than such change would have before the Carpathia acquisition. Therefore, this increased exposure to the Cloud and Managed Services market could have a material adverse effect on us.

Our future growth depends upon the successful redevelopment of our existing properties, and any delays or unexpected costs in such redevelopment could have a material adverse effect on us.

We have initiated or are contemplating the redevelopment of seven of our existing data center properties: Atlanta-Metro, Dallas-Fort Worth, Jersey City, Richmond, Santa Clara, Atlanta-Suwanee and Chicago. Our future growth depends upon the successful completion of these efforts. With respect to our current and any future expansions and any new developments or redevelopments, we will be subject to certain risks, including the following:

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

We lease space in several locations under long-term non-cancellable lease agreements and the non-renewal or loss of such leases, or the continuing obligations under such leases in the event of a loss of customers or customer revenues, could have a material adverse effect on us.

We lease the space that houses our data centers in several locations under long-term lease agreements. For example, we lease the space housing our data centers in Jersey City, New Jersey and Overland Park, Kansas, where our corporate headquarters is located, under leases expiring (taking into account our extension options) in 2031 and 2023, respectively. We also lease data center space in several locations under non-cancellable leases expiring through 2026 and, in turn, sublease that space to our customers. We may incur costs if we are forced to vacate this space due to the high costs of relocating the equipment in these facilities and installing the necessary infrastructure in a new data center property. If we are forced to vacate any of these facilities, we could lose customers that chose our services based on our location. The landlords could attempt to evict us for reasons beyond our control. Further, we may be unable to maintain good working relationships with our landlords, which would adversely affect our relationship with our customers and could result in the loss of current customers. In addition, we cannot assure you that we will be able to renew these leases prior to their expiration dates on favorable terms or at all. Certain of such leases relate to data centers owned by companies that may view us as a competitor, which may impact their willingness to extend these leases upon expiration. If we are unable to renew these lease agreements, we could lose a significant number of customers who are unwilling to relocate their equipment to another one of our data center properties, which could have a material adverse effect on us. Even if we are able to renew these leases, the terms and other costs of renewal may be less favorable than our existing lease arrangements. Failure to sufficiently increase revenue from customers at these facilities to offset these projected higher costs could have a material adverse effect on us.

In addition, the terms of our customer contracts are, in many cases, of shorter duration than the non-cancellable lease agreements for data center space described above. We are obligated to make payments on these long-term non-cancellable leases regardless of whether our customer contracts are terminated or expire and regardless of whether our customers continue to make payments under their contracts. To the extent we experience a loss of customers or customer revenue, including upon expiration or termination of customer contracts, our continuing obligations under the non-cancellable lease agreements for data center space may result in expenses to us without offsetting revenue, which could have a material adverse effect on us.

The ground sublease structure at our Santa Clara property could prevent us from developing the property as we desire, and we may have to incur additional expenses prior the end of the ground sublease to restore the property to its prelease state.

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

We also may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Utilities that serve our data centers may be dependent on, and sensitive to price increases for, a particular type of fuel, such as coal, oil or natural gas. The price of these fuels and the electricity generated from them could increase as a result of proposed legislative measures related to climate change or efforts to regulate carbon emissions. While our wholesale customers are billed on a pass-through basis for their direct energy usage, our retail customers pay a fixed cost for services, including power, so any excess energy costs above such fixed costs are borne by us. Although, for technical and practical reasons, our retail customers often use less power than the amount we are required to provide pursuant to their leases, there is no assurance that this will always be the case. Although we have a diverse customer base, the concentration and mix of our customers may change and increases in the cost of power at any of our data centers would put those locations at a competitive disadvantage relative to data centers served by utilities that can provide less expensive power. This could adversely affect our relationships with our customers and hinder our ability to operate our data centers, which could have a material adverse effect on us.

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

Interruptions in our provision of products or services could result in a loss of customers and damage our reputation, which could have a material adverse effect on us.

Our business and reputation could be adversely affected by any interruption or failure in the provision of products and services, even if such events occur as a result of a natural disaster, human error, landlord maintenance failure, water damage, fiber cuts, extreme temperature or humidity, sabotage, vandalism, terrorist acts, unauthorized entry or other unanticipated problems. If a significant disruption occurs, we may be unable to implement disaster recovery or security measures in a timely manner or, if and when implemented, these measures may not be sufficient or could be circumvented through the reoccurrence of a natural disaster or other unanticipated problem, or as a result of accidental or intentional actions. Furthermore, such disruptions can cause damage to servers and may result in legal liability where interruptions in service violate service commitments in customer leases. Resolving network failures or alleviating security problems also may require interruptions, delays, or cessation of service to our customers. Accordingly, failures in our products and services, including problems at our data centers or network interruptions may result in significant liability, a loss of customers and damage to our reputation, which could have a material adverse effect on us.

Security breaches at our facility or affecting our networks may result in disclosure of sensitive customer information that could harm our reputation and expose us to liability from customers and government agencies.

Our network could be subject to unauthorized access, computer viruses, cyber attacks or cyber intrusions and other disruptive problems, including malware, computer viruses and attachments to e-mails caused by customers, employees, or others inside or outside of our organization. Because a portion of our business focuses on serving U.S. government agencies and their contractors with a general focus on data security and information technology, we may be especially likely to be targeted by cyber attacks, including by governments, organizations or persons hostile to our government. Despite our activities to maintain the security and integrity of our networks and related systems, there can be no assurance that these activities will be effective. Unauthorized access, computer viruses, or other disruptive problems could lead to interruptions, delays and cessation of service to our customers and the compromise or loss of sensitive information from our customers or their customers. We routinely process, store and transmit large amounts of data for our customers, which includes sensitive and personally identifiable information. Loss or compromise of this data could cost us both monetarily and in terms of customer goodwill and lost business. Unauthorized access also potentially could jeopardize the security of confidential information of our customers or our customers’ end-users, which might expose us to liability from customers and the government agencies that regulate us or our customers, as well as deter potential customers from renting our space and purchasing our services. For example, violations of HIPAA and its implementing regulations, as amended by the HITECH Act, can lead to fines of up to $1.5 million for identical violations of a particular provision in a calendar year. In addition, we cannot predict how future laws, regulations and standards, or future interpretations of current laws, regulations and standards, related to privacy and security will affect our business and we cannot predict the cost of compliance. We may be required to expend significant financial resources to protect against physical or cybersecurity breaches that could result in the misappropriation of our or our customers’ information. As techniques used to breach security change frequently, and generally are not recognized until launched against a target, we may not be able to implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Any internal or external breach in our network could severely harm our business and result in costly litigation and potential liability for us. We also may be liable for, and suffer reputational harm if, any of our third-party service providers or subcontractors suffers security breaches. To the extent our customers demand that we accept unlimited liability and to the extent there is a competitive trend to accept it, such a trend could affect our ability to retain these limitations in our leases at the risk of losing the business. Such a trend may be particularly likely to occur with regard to our Cloud and Managed Services. We may experience a data loss or security breach, which could have a material adverse effect on us.

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

Any inability to recruit or retain qualified personnel, or maintain access to key third-party service providers and software developers, could have a material adverse effect on us.

We must continue to identify, hire, train, and retain IT professionals, technical engineers, operations employees, and sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required to grow our company, develop and expand our data centers, maximize our rental and services income and achieve the highest sustainable rent levels at each of our facilities. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of these personnel. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. An increase in these costs or our inability to recruit and retain necessary technical, managerial, sales and marketing personnel or to maintain access to key third-party providers could have a material adverse effect on us. For example, for certain C3 products, we partner or collaborate with third parties such as software developers. Our failure to maintain such relationships could impact our ability to provide certain services, in particular, government-related services, which could have a material adverse effect on us.

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

We continually evaluate the market of available properties and businesses and may acquire additional properties and businesses when opportunities exist. Our ability to acquire properties and businesses on favorable terms is subject to the following significant risks:

•	we may be unable to acquire a desired property or business because of competition from other real estate investors with significant resources and/or access to capital, including both publicly traded REITs and institutional investment funds;
•	even if we are able to acquire a desired property or business, competition from other potential acquirers may significantly increase the purchase price or result in other less favorable terms;
•	even if we enter into agreements for the acquisition of a desired property or business, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction, and we may incur significant expenses for properties or businesses we never actually acquire;
•	we may be unable to finance acquisitions on favorable terms or at all; and
•	we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of environmental contamination, claims by customers, vendors or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Any inability to complete property or business acquisitions on favorable terms or at all could have a material adverse effect on us.

We may be unable to successfully integrate and operate acquired properties and achieve the intended benefits of our other acquisitions, which could have a material adverse effect on us.

Even if we are able to make acquisitions on favorable terms, our ability to successfully integrate and operate them is subject to various risks. In particular, we are integrating the business of Carpathia, which we acquired in June 2015, with our existing operations, but we may be unable to accomplish this, or the integration of any other acquisitions, in the future smoothly, successfully or within anticipated cost estimates. The diversion of our management’s attention from our operations to any such integration efforts, and any difficulties encountered, could prevent us from realizing the full benefits we anticipate to result from the Carpathia acquisition and any other acquisitions and could have a material adverse effect on us. Additional risks include, among others:

•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties, as well as require substantial management time and attention;

•	the inability to successfully integrate the operations, particularly acquisitions of operating businesses or portfolios of properties, into our existing operations, maintain consistent standards, controls, policies and procedures, or realize the benefits we anticipate of the acquisition within the anticipated timeframe or at all;

•	the inability to effectively monitor and manage our expanded business, retain customers, suppliers and business partners, attract new customers, retain key employees or attract highly qualified new employees;
•	anticipated future synergies, accretion, revenues, cost savings or operating metrics may fail to materialize or our estimates thereof may prove to be inaccurate;
•	the acquired business may fail to perform as expected;
•	certain portions of the acquired business are located, in the case of Carpathia, or may be located, in the case of other acquisitions, in new markets, including foreign markets, in which we have not previously operated and in which we may face risks associated with an incomplete knowledge or understanding of the local market;
•	the market price of our common stock may decline if we do not achieve the benefits we anticipate of the transaction as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the transaction on our financial results is not consistent with the expectations of financial or industry analysts; and
•	potential unknown liabilities with limited or no recourse against the seller and unforeseen increased expenses related to the acquisitions.

We cannot assure you that we will be able to complete any integration without encountering difficulties or that any such difficulties will not have a material adverse effect on us. Failure to realize the intended benefits of an acquisition could have a material adverse effect on us.

As a result of the Carpathia acquisition, we have international operations, in which we have no prior experience and international operations will expose us to regulatory, currency, legal, tax and other risks distinct from those faced by us in the U.S.

Foreign operations involve risks not generally associated with investments in the United States, including:

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

In particular, while we have signed up to the EU-U.S. Safe Harbor Framework, which requires organizations operating in the United States to provide assurance that they are adhering to relevant European standards for data protection for such transfers, the Court of Justice of the European Union declared the EU-U.S. Safe Harbor Framework invalid under European law as a mechanism to legitimize transfers of personal data from the EU to the United States. We are reviewing our current operations to determine whether our transfer of data between the EU and the United States is in compliance with European law, but the EU authorities may investigate or bring enforcement actions against us that may result in criminal and administrative sanctions. Such actions could have a material adverse effect on us and harm our reputation.

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

With respect to our acquisition of Carpathia, under the stock purchase agreement we entered into with the seller, our right to recover losses from the seller arising from breaches of representations and warranties and failure to perform covenants survives only for 15 months following closing of the Carpathia acquisition (subject to certain exceptions for breaches of post-closing covenants and for income taxes) and is subject to an overall cap of $20 million (although claims for fraud, intentional breach and income taxes related to pre-closing tax periods are not subject to the cap). Claims for breaches of representations and warranties are further subject to a deductible of $1.5 million (other than with respect to taxes, which are subject to a deductible of $750,000). Therefore, to the extent we incur losses from the Carpathia acquisition due to breaches by the seller, even of certain “fundamental” representations such as capitalization and authority, our recovery generally will be limited to the $20 million cap and 15 month survival period, which could have a material adverse effect on us.

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

Our indebtedness outstanding as of December 31, 2015 was approximately $871.7 million, which exposes us to interest rate fluctuations and the risk of default thereunder, among other risks.

Our indebtedness outstanding as of December 31, 2015 was approximately $871.7 million. Approximately $524.0 million of this indebtedness bears interest at a variable rate. Increases in interest rates, or the loss of the benefits of our existing or future hedging agreements, would increase our interest expense, which would adversely affect our cash flow and our ability to service our debt. Our organizational documents contain no limitations regarding the maximum level of indebtedness, as a percentage of our market capitalization or otherwise, that we may incur. We may incur significant additional indebtedness, including mortgage indebtedness, in the future. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

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
23

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

Our unsecured credit facility and the indenture governing our 5.875% Senior Notes due 2022 (the “Senior Notes”) also contain provisions that may limit QTS’ ability to make distributions to its stockholders and the Operating Partnership’s ability to make distributions to QTS. The unsecured credit facility generally provides that if a default occurs and is continuing, we will be precluded from making distributions on common stock and partnership interests, as applicable (other than those required to allow QTS to qualify and maintain its status as a REIT, so long as such default does not arise from a payment default or event of insolvency) and lenders under the unsecured credit facility and, potentially, other indebtedness, could accelerate the maturity of the related indebtedness. The unsecured credit facility also contains covenants providing for a maximum distribution of the greater of (i) 95% of our “Funds from Operations” (as defined in the agreements) and (ii) the amount required for us to qualify as a REIT. The indenture governing the Senior Notes contains provisions that restrict the Operating Partnership’s ability to make distributions to QTS, except distributions required to allow QTS to qualify and maintain its status as a REIT, so long as no event of default has occurred and is continuing.

These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. In addition, failure to meet the covenants may result in an event of default under the applicable indebtedness, which could result in the acceleration of the applicable indebtedness and potentially other indebtedness, which could have a material adverse effect on us.

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

Hedging agreements enable us to convert floating rate liabilities to fixed rate liabilities or fixed rate liabilities to floating rate liabilities. Hedging transactions expose us to certain risks, including that losses on a hedge position may reduce the cash available for distribution to stockholders and such losses may exceed the amount invested in such instruments and that counterparties to such agreements could default on their obligations, which could increase our exposure to fluctuating interest rates. In addition, hedging agreements may involve costs, such as transaction fees or breakage costs, if we terminate them. We were party to an interest rate cap on $50 million of indebtedness that effectively capped the LIBOR rate to 3% through December 18, 2015. In addition, we have used interest rate swaps in the past to hedge our exposure to interest rate fluctuations and may use interest rate swaps or other forms of hedging again in the future. The REIT rules impose certain restrictions on QTS’ ability to utilize hedges, swaps and other types of derivatives to hedge our liabilities. We may use hedging instruments in our risk management strategy to limit the effects of changes in interest rates on our operations. However, neither our current nor any future hedges may be effective in eliminating all of the risks inherent in any particular position due to the fact that, among other things, the duration of the hedge may not match the duration of the related liability, the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction and the hedging counterparty owing money in the hedging transaction may default on its obligation to pay. The use of derivatives could have a material adverse effect on us.

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

The properties in our portfolio are subject to various federal, state and local laws, including the Americans with Disabilities Act (“ADA”) as well as state and local fire and life safety requirements. Under the ADA, all places of public accommodation and commercial facilities must meet federal requirements related to access and use by disabled persons. A number of additional federal, state and local regulations may also require modifications to our properties, or restrict our ability to renovate our properties. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation. In addition, we do not know whether existing requirements will change, or if they do, whether future requirements will require us to make significant unanticipated expenditures that could have a material adverse effect on us.

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

As of December 31, 2015, Chad L. Williams, our Chairman and Chief Executive Officer, owned approximately 14.1% of QTS’ outstanding common stock on a fully diluted basis and has the ability to exercise significant influence on the company and any matter presented to its stockholders.

As of December 31, 2015, Chad L. Williams, our Chairman and Chief Executive Officer owned approximately 14.1% of QTS’ outstanding common stock on a fully diluted basis. No other stockholder is permitted to own more than 7.5% of the aggregate of the outstanding shares of its common stock, except for certain designated investment entities that may own up to 9.8% of the aggregate of the outstanding shares of its common stock, subject to certain conditions, and except as approved by the board of directors pursuant to the terms of QTS’ charter. Consequently, Mr. Williams may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of the board of directors and approval of significant corporate transactions, such as business combinations, consolidations and mergers, as well as the determination of its day-to-day business decisions and management policies. As a result, Mr. Williams could exercise his influence on QTS in a manner that conflicts with the interests of other stockholders. Moreover, if Mr. Williams were to sell, or otherwise transfer, all or a large percentage of their holdings, the market price of QTS’ common stock could decline and QTS could find it difficult to raise the capital necessary for it to execute its business and growth strategies.

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

In connection with the IPO, we entered into a tax protection agreement with Chad L. Williams, our Chairman and Chief Executive Officer, and his affiliates and family members who own OP units that provides that if (1) we sell, exchange, transfer, convey or otherwise dispose of our Atlanta-Metro, Atlanta-Suwanee or Santa Clara data centers in a taxable transaction prior to January 1, 2026, referred to as the protected period, (2) cause or permit any transaction that results in the disposition by Mr. Williams or his affiliates and family members who own OP units of all or any portion of their interests in the Operating Partnership in a taxable transaction during the protected period or (3) fail prior to the expiration of the protected period to maintain approximately $175 million of indebtedness that would be allocable to Mr. Williams and his affiliates for tax purposes or, alternatively, fail to offer Mr. Williams and his affiliates and family members who own OP units the opportunity to guarantee specific types of the Operating Partnership’s indebtedness in order to enable them to continue to defer certain tax liabilities, we will indemnify Mr. Williams and his affiliates and family members who own OP units against certain resulting tax liabilities. Therefore, although it may be in our stockholders’ best interests that we sell, transfer, convey or otherwise dispose of one of these properties, it may be economically prohibitive for us to do so during the protected period because of these indemnity obligations. Moreover, these obligations may require us to maintain more or different indebtedness or agree to terms with our lenders that we would otherwise agree to. As a result, the tax protection agreement will, during its term, restrict our ability to take actions or make decisions that otherwise would be in our best interests. As of December 31, 2015, our Atlanta-Metro, Atlanta-Suwanee and Santa Clara data centers represented approximately 50% of our annualized rent.

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

Our board of directors may, in its sole discretion, grant other exemptions to the stock ownership limits, subject to such conditions and the receipt by our board of directors of certain representations and undertakings. For example, our board of directors granted GA Interholdco, LLC (“General Atlantic”) an exception from our ownership limit in connection with our IPO. In addition to these ownership limits, our charter also prohibits any person from (a) beneficially or constructively owning, as determined by applying certain attribution rules of the Code, our stock that would result in us being “closely held” under Section 856(h) of the Code or that would otherwise cause us to fail to qualify as a REIT, (b) transferring stock if such transfer would result in our stock being owned by fewer than 100 persons, (c) beneficially or constructively owning shares of our capital stock that would result in us owning (directly or indirectly) an interest in a tenant if the income derived by us from that tenant for our taxable year during which such determination is being made would reasonably be expected to equal or exceed the lesser of one percent of our gross income or an amount that would cause us to fail to satisfy any of the REIT gross income requirements and (d) beneficially or constructively owning shares of our capital stock that would cause us otherwise to fail to qualify as a REIT. The ownership limits imposed under the Code are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our charter key off of the ownership at any time by any “person,” which term includes entities. These ownership limitations in our charter are common in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, the ownership limits on our common stock also might delay, defer or prevent a transaction or a change in control of our company that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

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
33

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

Chad L. Williams, our Chairman and Chief Executive Officer, has outside business interests that could require his time and attention. These interests include the ownership of our Overland Park, Kansas facility, at which our corporate headquarters is also located (which is leased to us), and certain office and other properties and certain other non-real estate business ventures. Mr. Williams’ employment agreement requires that he devote substantially all of his time to our company, provided that he will be permitted to engage in other specified activities, including the management of personal investments and affairs, including active involvement in real estate or other investments not involving data centers in any material respect. Mr. Williams also may have fiduciary obligations associated with these business interests that interfere with his ability to devote time to our business and that could have a material adverse effect on us.

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

As of December 31, 2015, we owned approximately 85.8% of limited partnership interests in the Operating Partnership. Our operating partnership may, in connection with our acquisition of additional properties or otherwise, issue additional OP units to third parties. Such issuances would reduce our ownership in the Operating Partnership. Our stockholders do not have any voting rights with respect to any such issuances or other partnership level activities of the Operating Partnership.

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

As of December 31, 2015, we had 41,092,784 shares of our Class A common stock outstanding. In addition, as of December 31, 2015, we had 133,000 shares of our Class B common stock and 6,798,793 OP units and Class RS LTIP units outstanding (each of which may, and in certain cases must, exchange into shares of Class A common stock on a one-for-one basis). Subject to applicable law, our board of directors has the authority, without further stockholder approval, to issue additional shares of common stock and preferred stock on the terms and for the consideration it deems appropriate.

In addition to the restricted stock that we previously have granted to our directors, executive officers and other employees under our equity incentive plan, we may also issue additional shares of our common stock and securities convertible into, or exchangeable or exercisable for, our common stock under our equity incentive plan. We have filed with the SEC a registration statement on Form S-8 covering the common stock issuable under our equity incentive plan. Shares of our common stock covered by such registration statement are eligible for transfer or resale without restriction under the Securities Act, unless held by affiliates. We also may issue from time to time additional shares of our common stock or OP units in connection with acquisitions and may grant registration rights in connection with such issuances pursuant to which we would agree to register the resale of such securities under the Securities Act. In addition, we have granted registration rights to General Atlantic, Chad L. Williams, our Chairman and Chief Executive Officer, and others with respect to shares of common stock owned by them or upon redemption of OP units held by them. The market price of our common stock may decline significantly upon the registration of additional shares of our common stock pursuant to these registration rights or future issuances of equity in connection with acquisitions or our equity incentive plan.

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
37

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

Risks Related to QTS’ Status as a REIT

If QTS does not qualify as a REIT, or fails to remain qualified as a REIT, we will be subject to federal income tax as a regular corporation and could face significant tax liability, which could reduce the amount of cash available for distribution to our stockholders, could have a material adverse effect on QTS and adversely affect the Operating Partnership’s ability to service its indebtedness.

QTS elected to be taxed as a REIT, commencing with its taxable year ended December 31, 2013, when it filed its tax return for that year. We believe that we have been organized and operate in conformity with the requirements for qualification and taxation as a REIT. QTS’ qualification as a REIT, and maintenance of such qualification, will depend upon our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of its gross income, the composition and values of its assets, its distributions to its stockholders and the concentration of ownership of its equity shares.

Although we have requested a private letter ruling from the IRS in respect of certain limited matters, we have not requested and do not plan to request a ruling from the IRS that QTS qualifies as a REIT, and the statements in this Form 10-K are not binding on the IRS, or any court. If QTS loses its REIT status, we will face serious tax consequences that could adversely affect our ability to raise capital and the Operating Partnership’s ability to service its indebtedness for each of the years involved because:

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

In addition, if QTS fails to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as dividend income to the extent of its current and accumulated earnings and profits. As a result of all these factors, QTS’ failure to qualify as a REIT could impair our ability to execute our business and growth strategies, as well as make it more difficult for us to raise capital and for the Operating Partnership to service its indebtedness.

Qualifying as a REIT involves highly technical and complex provisions of the Code and therefore, in certain circumstances, may be subject to uncertainty.

In order to qualify as a REIT, QTS must satisfy a number of requirements, including requirements regarding the composition of its assets, the sources of its income and the diversity of its share ownership. Also, we must make distributions to stockholders aggregating annually at least 90% of its “REIT taxable income” (determined without regard to the dividends paid deduction and excluding net capital gain). Compliance with these requirements and all other requirements for qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like QTS, holds its assets through a partnership and conducts significant business operations through one or more taxable REIT subsidiaries (each a “TRS”). Even a technical or inadvertent mistake could jeopardize QTS’ REIT status. In addition, the determination of various factual matters and circumstances relevant to REIT qualification is not entirely within our control and may affect its ability to qualify as a REIT. Accordingly, we cannot be certain that our organization and operation will enable QTS to qualify as a REIT for federal income tax purposes.

Even if QTS qualifies as a REIT, we will be subject to some taxes that will reduce its cash flow.

Even if QTS qualifies for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Each of our TRSs, and certain of our subsidiaries are subject to federal, state, and local corporate-level income taxes on their net taxable income, if any, which primarily consists of the revenues from the Cloud and Managed Service business. In addition, we may incur a 100% excise tax on transactions with our TRS if they are not conducted on an arms’ length basis. Subsidiaries of our TRS lease, and in some cases sublease, from us space at certain of our facilities where Cloud and Managed Services are provided. If the rent received on those leases from such subsidiaries is above market, the amounts paid to such subsidiaries for the Cloud and Managed Services are below market, or the cost reimbursement arrangements between such subsidiaries and us are not an arms’-length arrangement, we could be subject to the 100% excise tax on a portion of those payments we received from, or expenses deducted by, such subsidiaries. Any of these taxes would reduce our cash flow and could decrease cash available for distribution to stockholders and decrease cash available to service its indebtedness.

Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions by us of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. The need to avoid prohibited transactions could cause us to forgo or defer sales of properties that it otherwise would have sold or that might otherwise be in its best interest to sell.

If the structural components of our properties were not treated as real property for purposes of the REIT qualification requirements, QTS could fail to qualify as a REIT, which could have a material adverse effect on us.

A significant portion of the value of our properties is attributable to structural components related to the provision of electricity, heating ventilation and air conditioning, humidification regulation, security and fire protection, and telecommunication services. If rent attributable to personal property leased in connection with a lease of real property is significant, the portion of total rent that is attributable to the personal property will not be qualifying income for purposes of the REIT income tests. Therefore, if the Operating Partnership’s structural components are determined not to constitute real property for purposes of the REIT qualification requirements, QTS could fail to qualify as a REIT, which could have a material adverse impact on us, depress the market price of our common stock and adversely affect our ability to raise capital.

The REIT distribution requirements could adversely affect our ability to grow our business and may force it to seek third-party capital during unfavorable market conditions.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of its “REIT taxable income” (determined without regard to the dividends paid deduction and excluding net capital gain) each year, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our “REIT taxable income” each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by it in any calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may be forced to seek third-party capital to meet the distribution requirements even if the then-prevailing market conditions are not favorable. These capital needs could result from differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise have been invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year.

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

To qualify as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities (the “75% asset test”). The remainder of our investments (other than government securities, securities treated as real estate assets, and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, securities treated as real estate assets, and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs. Effective for taxable years beginning after December 31, 2015, debt instruments issued by publicly offered REITs, to the extent not secured by real property or interests in real property, are treated as real estate assets for purposes of the 75% asset test but the total value of such debt instruments cannot exceed 25% of the value of our total assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, the Operating Partnership may be required to liquidate or forgo otherwise attractive investment opportunities. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders and the Operating Partnership’s income and amounts available to service its indebtedness.

In addition to the asset tests set forth above, to qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our stock. The Operating Partnership may be unable to pursue investment opportunities that would be otherwise advantageous to it in order to satisfy the source-of-income or asset-diversification requirements for us to qualify as a REIT. Thus, compliance with the REIT requirements may hinder the Operating Partnership’s ability to make certain attractive investments and, thus, reduce the Operating Partnership’s income and amounts available to service its indebtedness.

The ownership limitation on TRS stock could limit the growth of our Cloud and Managed Services business, including the business of Carpathia Hosting, Inc.

The Code provides that no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT’s assets may consist of shares or securities of one or more TRSs and that at least 75% of its assets must consist of cash, cash items, government securities and “real estate assets” (as defined in the Code). We currently provide our Cloud and Managed Services product, including Carpathia’s hybrid Cloud and IaaS product, to our customers through our TRS, which is 100% owned by our Operating Partnership. The Carpathia acquisition significantly increased the value of our TRS. Our investment in our TRS is not a qualifying asset for purposes of the 75% asset test. The 25% (20% for taxable years beginning after December 31, 2017) ownership limitation on TRS stock together with the 75% asset test could limit further growth of our Cloud and Managed Services business. In addition, because our TRS is subject to regular corporate income tax on its profits, subject to offset (to the extent we have available) tax net operating losses, our profits from our Cloud and Managed Services product will be subject to regular corporate income tax and will not benefit from the special income tax treatment afforded REITs.

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

The Operating Partnership believes that it has been organized and operated in a manner so as to be treated as a partnership, and not an association or publicly traded partnership taxable as a corporation for federal income tax purposes. As a partnership, it is not be subject to federal income tax on its income. Instead, each of its partners, including QTS, is allocated that partner’s share of the Operating Partnership’s income. No assurance can be provided, however, that the IRS will not challenge its status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as an association or publicly traded partnership taxable as a corporation for federal income tax purposes, QTS would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT, which could adversely affect our ability to raise capital and the Operating Partnership’s ability to service its indebtedness. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to federal corporate income tax, which would reduce significantly the amount of its cash available for debt service and for distribution to its partners, including QTS.

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

As a result of our formation transactions, our taxable REIT subsidiaries may be limited in using certain tax benefits and, consequently, may have greater taxable income and, thus, the Operating Partnership may have less after-tax cash available to service its indebtedness.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code and the Treasury Regulations thereunder, such corporation’s ability to use net operating losses (“NOLs”) generated prior to the time of that ownership change may be limited. To the extent the affected corporation’s ability to use NOLs is limited, such corporation’s taxable income may increase. As of December 31, 2015, QTS had approximately $33.0 million of NOLs (all of which are attributable to its TRS) that will begin to expire in 2029 if not utilized. In general, an ownership change occurs if one or more large stockholders, known as “5% stockholders,” including groups of stockholders that may be aggregated and treated as a single 5% stockholder, increase their aggregate percentage interest in a corporation by more than 50% over their lowest ownership percentage during the preceding three-year period. We believe that the formation transactions caused an ownership change within the meaning of Section 382 of the Code with respect to its TRS. Accordingly, to the extent our TRSs have taxable income in future years, their ability to use NOLs incurred prior to our formation transactions in such future years will be limited, and they will have greater taxable income as a result of such limitation. As a result of those limitations, the Operating Partnership may have less after-tax cash available to service its indebtedness.

Legislative or other actions affecting REITs could materially and adversely affect us and our investors as well as the Operating Partnership.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our investors as well as the Operating Partnership. We cannot predict how changes in the tax laws might affect it or its investors. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification. Several REIT rules were recently amended under the Protecting Americans from Tax Hikes Act of 2015 which was enacted on December 18, 2015. These rules were enacted with varying effective dates, some of which are retroactive.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our Portfolio

We operate a portfolio of 24 data centers located throughout the United States, Canada, Europe and the Asia-Pacific region. Within the U.S., we are located in some of the top U.S. data center markets plus other high-growth markets. Our data centers are highly specialized, full-service, mission-critical facilities used by our customers to house, power and cool the networking equipment and computer systems that support their most critical business processes.

Operating Properties

The following table presents an overview of the portfolio of operating properties that we own or lease, referred to herein as our operating properties, based on information as of December 31, 2015:

			Operating Net Rentable Square Feet (Operating NRSF) (3)
Property	Year Acquired (1)	Gross Square Feet (2)	Raised Floor (4)	Office & Other (5)	Supporting Infrastructure (6)	Total	% Occupied and Billing (7)		Annualized Rent (8)	Available Utility Power (MW) (9)	Basis of Design NRSF	% Raised Floor
Richmond, VA	2010	1,318,353	151,623	51,093	162,717	365,433	88.7%		$32,742,001	110	556,623	27.2%

Atlanta, GA (Metro)	2006	968,695	432,986	36,953	322,426	792,365	95.8%		$82,563,392	72	527,186	82.1%

Dallas-Fort Worth, TX	2013	698,000	54,014	2,321	35,825	92,160	89.9%		$9,133,696	140	292,000	18.5%

Princeton, NJ	2014	553,930	58,157	2,229	111,405	171,791	100.0%		$9,665,340	22	158,157	36.8%

Suwanee, GA	2005	369,822	185,422	8,697	108,266	302,385	84.3%		$56,769,086	36	208,008	89.1%

Chicago, IL	2014	317,000	-	-	-	-	-%		$-	8	133,000	-%

Santa Clara, CA**	2007	135,322	55,494	944	45,687	102,125	97.5%		$24,822,368	11	80,347	69.1%

Jersey City, NJ*	2006	122,448	31,503	14,208	41,901	87,612	96.7%		$12,124,791	7	52,744	59.7%

Sacramento, CA	2012	92,644	54,595	2,794	23,916	81,305	46.1%		$11,711,752	8	57,906	94.3%

Miami, FL	2008	30,029	19,887	-	6,592	26,479	67.7%		$5,081,638	4	19,887	100.0%

Leased facilities acquired in 2015 ***	2015	154,693	72,332	5,242	14,169	91,743	94.7	%(10)	$84,557,585	20	96,280	75.1%

Other ****	Misc	117,406	2,493	49,337	29,290	81,120	62.0%		$692,402	1	2,493	100.0%

Total		4,878,342	1,118,506	173,818	902,194	2,194,518	90.7%		$329,864,051	439	2,184,631	51.2%

(1)	Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
(2)	With respect to our owned properties, gross square feet represents the entire building area. With respect to leased properties, gross square feet represents that portion of the gross square feet subject to our lease. This includes 252,041 square feet of our office and support space, which is not included in operating NRSF.
(3)	Represents the total square feet of a building that is currently leased or available for lease plus developed supporting infrastructure, based on engineering drawings and estimates, but does not include space held for redevelopment or space used for our own office space.
(4)	Represents management’s estimate of the portion of NRSF of the facility with available power and cooling capacity that is currently leased or readily available to be leased to customers as data center space based on engineering drawings.
(5)	Represents the operating NRSF of the facility other than data center space (typically office and storage space) that is currently leased or available to be leased.
(6)	Represents required data center support space, including mechanical, telecommunications and utility rooms, as well as building common areas.
(7)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced (761,166 square feet as of December 31, 2015) divided by leasable raised floor based on the current configuration of the properties (839,356 square feet as of December 31, 2015), expressed as a percentage.
(8)	We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under executed contracts as of a particular date, which includes revenue from our C1, C2 and C3 rental activities and cloud and managed services, but excludes customer recoveries, deferred set up fees and other one-time and variable revenues. MRR does not include the impact from booked-not-billed contracts as of a particular date, unless otherwise specifically noted.
(9)	Represents installed utility power and transformation capacity that is available for use by the facility as of December 31, 2015.
(10)	During the fourth quarter of 2015, the Company conformed the leased facilities acquired in 2015 to its definition of leasable raised floor, which does not include common spaces or walkways. As such, the percentage occupied and billing for these leased facilities has increased from prior quarters.

*	Represents facilities that we lease.
**	Subject to long term ground lease.
***	Includes 13 facilities. All facilities are leased, including those subject to capital leases.
****	Includes our Overland Park, Lenexa and Duluth, Georgia facilities. On December 31, 2015, we sold our Wichita facility.

Redevelopment Pipeline

The following table presents an overview of our redevelopment pipeline, based on information as of December 31, 2015.

Raised Floor NRSF
Overview as of December 31, 2015
Property	Current NRSF in Service	Under Construction (1)	Future Available (2)	Basis of Design NRSF	Approximate Adjacent Acreage of Land (3)
Richmond	151,623	15,000	390,000	556,623	111.1
Atlanta-Metro	432,986	20,000	74,200	527,186	6.0
Dallas-Fort Worth	54,014	38,500	199,486	292,000	29.4
Princeton	58,157	-	100,000	158,157	65.0
Atlanta-Suwanee	185,422	19,000	3,586	208,008	15.4
Santa Clara	55,494	3,250	21,603	80,347	-
Sacramento	54,595	-	3,311	57,906	-
Jersey City	31,503	15,000	6,241	52,744	-
Chicago	-	14,000	119,000	133,000	23.0
Miami	19,887	-	-	19,887	-
Leased facilities acquired in 2015	72,332	-	23,948	96,280	-
Other	2,493	-	-	2,493	-
Totals as of December 31, 2015	1,118,506	124,750	941,375	2,184,631	249.9

(1)	Reflects NRSF at a facility for which the initiation of substantial activities has begun to prepare the property for its intended use on or before December 31, 2016.
(2)	Reflects NRSF at a facility for which the initiation of substantial activities has begun to prepare the property for its intended use after December 31, 2016.
(3)	The total cost basis of adjacent land, which is land available for future development, is approximately $20 million. This is included in land on the Combined Consolidated Balance Sheets. The Basis of Design NRSF does not include any build-out on the adjacent land.

The table below sets forth our estimated costs for completion of our major redevelopment projects currently under construction and expected to be operational by December 31, 2016 (dollars in millions):

	Under Construction Costs (1)
Property	Actual (2)	Estimated Cost to Completion (3)	Total	Expected Completion date
Richmond	$13	$10	$23	Q3 2016
Atlanta-Metro	20	14	34	Q2 2016
Atlanta-Suwanee	12	3	15	Q3 2016
Chicago	15	30	45	Q3 2016
Dallas-Fort Worth	60	17	77	Q4 2016
Jersey City	2	10	12	Q3 2016
Santa Clara	-	6	6	Q2 2016
Totals	$122	$90	$212

(1)	In addition to projects currently under construction, our near-term redevelopment projects are expected to be delivered in a modular manner, and we currently expect to invest additional capital to complete these near term projects. The ultimate timing and completion of, and the commitment of capital to, our future redevelopment projects are within our discretion and will depend upon a variety of factors, including the actual contracts executed, availability of financing and our estimation of the future market for data center space in each particular market.

(2)	Actual costs for NRSF under construction through December 31, 2015. In addition to the $122 million of construction costs incurred through December 31, 2015 for redevelopment expected to be completed by December 31, 2016, as of December 31, 2015 we had incurred $224 million of additional costs (including acquisition costs and other capitalized costs) for other redevelopment projects that are expected to be completed after December 31, 2016.
(3)	Represents management’s estimate of the additional costs required to complete the current NRSF under development. There may be an increase in costs if customers’ requirements exceed our current basis of design.

We also own an aggregate of 249.9 acres of additional land adjacent to our Richmond, Atlanta-Metro, Dallas-Fort Worth, Suwanee, Princeton and Chicago data center properties which can support the development of over 2.7 million square feet of raised floor.

Customer Diversification

Our portfolio is currently leased to more than 1,000 customers comprised of companies of all sizes representing an array of industries, each with unique and varied business models and needs. The following table sets forth information regarding the 10 largest customers in our portfolio based on annualized rent as of December 31, 2015:

Principal Customer Industry	Product	Number of Locations	Annualized Rent (1)	% of Portfolio Annualized Rent	Weighted Average Remaining Lease Term (Months) (2)
Internet	C1	2	$34,504,610	10.5%	55
Technology	C2, C3	5	12,549,692	3.8%	15
Government (3)	C2, C3	2	10,183,285	3.1%	1
Information Technology	C1, C3	3	9,995,687	3.0%	100
Internet	C1	1	9,644,400	2.9%	34
Information Technology	C1	2	9,186,314	2.8%	99
Technology	C2, C3	5	6,487,557	2.0%	12
Technology	C2, C3	2	6,472,121	2.0%	7
Information Technology	C2, C3	6	6,076,482	1.8%	16
Retail	C3	2	5,907,126	1.8%	28
Total / Weighted Average			$111,007,274	33.7%	42

(1)	Annualized rent is presented for leases commenced as of December 31, 2015. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(2)	Weighted average based on customer’s percentage of total annualized rent expiring and is as of December 31, 2015.

(3)	Subsequent to December 31, 2015, the Company and the customer finalized a renegotiation whereby the customer’s lease is scheduled to expire in February 2017. If we include the effects of this renegotiation, the weighted average remaining lease term is 13 months.

The following chart shows the breakdown of all our customers by industry based on annualized rent as of December 31, 2015:

Industry	% of Total Annualized Rent as of December 31, 2015
Technology	45%
Consulting	8%
Government	7%
Telecommunications	6%
Finance	6%
Retail	5%
Banking	2%
Healthcare	2%
Manufacturing	2%
Entertainment	2%
Communications	2%
Other	13%
Total	100%

Lease Distribution by Product Type

Product Type (Square Feet) (1)	Total Leased Raised Floor(2)	% of Portfolio Leased Raised Floor	Annualized Rent(3)	% of Portfolio Annualized Rent
Cloud Infrastructure	4,290	1%	$72,967,308	22%
Colocation Cabinets and Cages	168,026	22%	145,220,026	44%
Custom Data Centers	588,850	77%	111,676,717	34%
Portfolio Total	761,166	100%	$329,864,051	100%

(1)	Represents all leases in our portfolio for which billing has commenced as of December 31, 2015.

(2)	Represents the square footage of raised floor at a property under lease as specified in the lease and that has commenced billing as of December 31, 2015.

(3)	Annualized rent is presented for leases commenced as of December 31, 2015. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations as of December 31, 2015 at the properties in our portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights are exercised:

Year of Lease Expiration	Number of Leases Expiring (1)	Total Raised Floor of Expiring Leases	% of Portfolio Leased Raised Floor	Annualized Rent (2)	% of Portfolio Annualized Rent
Month-to-Month (3)	320	6,053	1%	$8,912,990	3%
2016 (4)	1,791	109,292	14%	107,575,726	33%
2017	1,041	110,516	15%	68,263,398	20%
2018	745	264,082	35%	78,053,728	23%
2019	130	19,019	2%	11,706,267	4%
2020	75	37,823	5%	15,495,785	5%
2021	7	8,308	1%	1,981,998	1%
2022	13	83,806	11%	17,240,055	5%
2023	3	13,501	2%	3,398,834	1%
2024	26	101,229	13%	16,333,464	5%
2025	9	7,537	1%	901,806	-%
After 2025	-	-	-%	-	-%
Portfolio Total	4,160	761,166	100%	$329,864,051	100%

(1)	Represents each agreement with a customer signed as of December 31, 2015 for which billing has commenced; a lease agreement could include multiple spaces and a customer could have multiple leases.

(2)	Annualized rent is presented for leases commenced as of December 31, 2015. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect the accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(3)	Consists of customers whose leases expired prior to December 31, 2015 and have continued on a month-to-month basis.

(4)	Subsequent to December 31, 2015, the Company and a customer finalized a renegotiation whereby the customer’s lease is scheduled to expire in February 2017. If we had included the effects of this renegotiation in the table above, 3 leases with a total raised floor of 17,500 square feet, representing 2% of portfolio leased raised floor, and annualized rent of approximately $10.2 million, representing 4% of portfolio annualized rent, would have been moved out of 2016 and into 2017.

Description of Our Properties

Below is a description of our properties. More detail is provided for the properties that represent more than ten percent of our total assets or accounted for more than ten percent of our aggregate gross revenues or both as of and for the year ended December 31, 2015.

Atlanta-Metro

Our Atlanta, Georgia facility, or Atlanta-Metro, is currently our largest data center based on total operating NRSF. As of December 31, 2015, the property consisted of approximately 969,000 gross square feet with approximately 792,000 total operating NRSF, including approximately 433,000 raised floor operating NRSF. An on-site Georgia Power substation supplies 72 MW of utility power to the facility, which is backed up by diesel generators, and the facility has 120 MW of transformer capacity. The facility also includes a small amount of private “Class A” office space. As of December 31, 2015, approximately 96% of the facility’s leasable raised floor was leased to 224 customers across our 3Cs product offerings.

Portions of the Atlanta-Metro facility are included in our redevelopment pipeline, as we plan to expand the facility in multiple phases. Our current under construction redevelopment plans call for the addition of up to approximately 29,000 total operating NRSF, including approximately 20,000 NRSF of raised floor. We anticipate that this incremental space will cost approximately $14 million in the aggregate based on current estimates (in addition to costs already incurred as of December 31, 2015). Longer term, we can further expand the facility by approximately 117,000 total operating NRSF, of which approximately 74,000 NRSF would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 938,000 total operating NRSF, including approximately 527,000 NRSF of raised floor.

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

Lease Expirations. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2015 at the Atlanta-Metro facility. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

	Number of	Total	% of Facility		% of Facility
Year of Lease	Leases	Raised Floor of	Leased	Annualized	Annualized
Expiration	Expiring (1)	Expiring Leases	Raised Floor	Rent (2)	Rent
Month-to-Month (3)	68	1,361	-%	$1,498,027	2%
2016	340	26,562	8%	14,990,881	18%
2017	208	41,567	12%	14,875,009	18%
2018	178	215,686	64%	37,943,386	46%
2019	37	8,704	3%	3,271,475	4%
2020	27	5,947	2%	2,979,242	4%
2021	-	-	-%	-	-%
2022	8	39,000	11%	7,005,372	8%
After 2022	-	-	-%	-	-%
Total	866	338,827	100%	$82,563,392	100%

(1)	Represents each lease with a customer signed as of December 31, 2015 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.

(2)	Annualized rent is presented for leases commenced as of December 31, 2015. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(3)	Consists of customers whose leases expired prior to December 31, 2015 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.

Primary Customers. The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Atlanta-Metro facility, as of December 31, 2015:

Principal Customer Industry	Lease Expiration	Renewal Option	Annualized Rent (1)	% of Facility Annualized Rent
Internet	2018	1x5 years	$24,257,160	29%
Internet	2018	1x5 years	9,644,400	12%

(1)	Annualized rent is presented for leases commenced as of December 31, 2015. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Historical Percentage Leased and Annualized Rental Rates. The following table sets forth the leasable raised floor, percentage leased, annualized rent and annualized rent per leased raised square foot for the Atlanta-Metro facility:

Date	Facility Leasable Raised Floor	% Occupied and Billing (1)	Annualized Rent (2)	Annualized Rent per Leased Square Foot
December 31, 2015	353,967	96%	$82,563,392	$243
December 31, 2014	329,342	86%	72,920,037	257
December 31, 2013	242,468	100%	66,350,200	275
December 31, 2012	273,482	89%	54,110,376	222
December 31, 2011	286,344	77%	43,294,272	196

(1)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of the applicable date, divided by leasable raised floor based on the then current configuration of the property, expressed as a percentage.

(2)	Annualized rent is presented for leases commenced as of the applicable date. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.
51

Atlanta-Suwanee

Our Suwanee, Georgia, or Atlanta-Suwanee, facility consists of approximately 370,000 gross square feet, and as of December 31, 2015 it had approximately 302,000 total operating NRSF, including approximately 185,000 raised floor operating NRSF. Georgia Power supplies 36 MW of utility power to the facility, which is backed up by diesel generators. The facility also contains a small amount of “Class A” private office space and our operating service center, which provides 24x7 support to all of our customers and data centers. As of December 31, 2015, approximately 84% of the facility’s leasable raised floor was leased to 317 customers.

Portions of the Atlanta-Suwanee facility are included in our redevelopment pipeline. Our current under construction redevelopment plans call for the addition of up to approximately 19,000 total operating NRSF, all of which is raised floor. We anticipate that this incremental space will cost approximately $3 million in the aggregate based on current estimates (in addition to costs already incurred as of December 31, 2015). Longer term, we can further expand the facility by approximately 4,000 NRSF of raised floor. Upon completion of the build-out of the facility, we anticipate that it will contain approximately 325,000 operating NRSF, including approximately 208,000 NRSF of raised floor.

In addition, this facility is adjacent to 15 acres of undeveloped land owned by us that we believe could be developed to provide, at a minimum, an additional approximately 262,000 total operating NRSF, of which approximately would be 162,000 NRSF of raised floor. These 15 acres of undeveloped land are not included in our current development plans.

Lease Expirations. The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2015 at the Atlanta-Suwanee facility. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

	Number of	Total	% of Facility		% of Facility
Year of Lease	Leases	Raised Floor of	Leased	Annualized	Annualized
Expiration	Expiring (1)	Expiring Leases	Raised Floor	Rent (2)	Rent
Month-to-Month (3)	86	2,974	3%	$3,615,188	6%
2016	283	8,752	9%	10,304,108	18%
2017	239	12,562	13%	10,032,002	18%
2018	204	25,504	26%	15,643,408	28%
2019	49	7,154	7%	6,150,638	11%
2020	15	19,676	20%	5,829,358	10%
2021	4	8,308	8%	1,795,550	3%
2022	-	-	-%	-	-%
2023	3	13,501	14%	3,398,834	6%
After 2023	-	-	-%	-	-%
Total	883	98,431	100%	$56,769,086	100%

(1)	Represents each lease with a customer signed as of December 31, 2015 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.

(2)	Annualized rent is presented for leases commenced as of December 31, 2015. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(3)	Consists of customers whose leases expired prior to December 31, 2015 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.

Primary Customers. The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Atlanta-Suwanee facility, as of December 31, 2015:

Principal Customer Industry	Lease Expiration	Renewal Option	Annualized Rent (1)	% of Facility Annualized Rent
Information Technology	2023	2x5 years	$3,416,042	6%
Professional Services	2020	2x5 years	2,884,800	5%

(1)	Annualized rent is presented for leases commenced as of December 31, 2015. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Historical Percentage Leased and Annualized Rental Rates. The following table sets forth the leasable raised floor, percentage leased, annualized rent and annualized rent per leased raised square foot for the Atlanta-Suwanee facility:

Date	Facility Leasable Raised Floor	% Occupied and Billing (1)	Annualized Rent (2)	Annualized Rent per Leased Square Foot
December 31, 2015	117,013	84%	$56,769,086	$576
December 31, 2014	116,936	78%	49,061,619	542
December 31, 2013	90,741	87%	41,968,647	530
December 31, 2012	61,000	80%	34,566,816	712
December 31, 2011	142,145	89%	40,975,608	325

(1)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of the applicable date, divided by leasable raised floor based on the then current configuration of the property, expressed as a percentage.

(2)	Annualized rent is presented for leases commenced as of the applicable date. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.
53

Richmond

Our Richmond, Virginia data center is situated on an approximately 220-acre site comprised of three large buildings available for data center redevelopment, each with two to three floors, and an administrative building that also has space available for data center redevelopment. As of December 31, 2015, the data center had approximately 1.3 million gross square feet with approximately 365,000 total operating NRSF, including approximately 152,000 of raised floor operating NRSF. Dominion Virginia Power supplies 110 MW of utility power to the facility, which is backed up by diesel generators. As of December 31, 2015, one of these primary buildings was actively in operation as a data center and the other two were being redeveloped. We believe that our Richmond facility is situated in an ideal location due to its proximity to Washington, DC, which offers numerous sources of demand for our products including the federal government, and provides geographical diversification from the Northern Virginia data center market. There are three core segments that we believe represent the most significant opportunity for our Richmond data center: entities associated with the federal government, given the highly secured nature of this facility and its proximity to Washington, DC; regulated industries, such as financial institutions, given our investments in security and regulatory compliance; and large enterprise customers, given the large scale of this facility. Our Richmond mega data center can accommodate large and growing C1 customers, while also accommodating C2 and C3 customers, at attractive energy costs.

We acquired our Richmond facility in 2010 through a bankruptcy process. We estimate that the former owner, a semiconductor manufacturer, had invested over $1 billion to develop the facility prior to the bankruptcy. Because the facility operated as a semiconductor fabrication facility prior to our acquisition, it had significant pre-existing infrastructure, including 110 MW of utility power, approximately 25,000 tons of chiller capacity, “Class A” private office space and other related supporting infrastructure. As a result, to date the incremental cost to redevelop the facility into a data center has been lower than the typical cost of ground-up data center development or redevelopment of other types of buildings into data centers. As of December 31, 2015, approximately 89% of the facility’s leasable raised floor was leased to 92 customers across our 3Cs product offerings.

We are the fee simple owner of the Richmond facility, and the facility was subject to a $120 million secured credit facility which was terminated in October 2015 in conjunction with an amendment to our unsecured credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Richmond Secured Credit Facility.”

The Richmond facility is included in our redevelopment pipeline, as we plan to expand the facility in multiple phases. Our current under construction redevelopment plans call for the addition of up to approximately 32,000 total operating NRSF, including approximately 15,000 NRSF of raised floor. We anticipate that this expansion will cost (in addition to costs already incurred as of December 31, 2015) approximately $10 million in the aggregate based on current estimates. Longer term, we can further expand the facility by approximately 888,000 total operating NRSF, of which approximately 390,000 NRSF would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 1.3 million total operating NRSF, including approximately 557,000 NRSF of raised floor.

In addition, we own approximately 100 acres of undeveloped land on the site that we estimate could be developed to provide, at a minimum, an additional approximately 1.8 million total operating NRSF, of which approximately 1.1 million NRSF would be raised floor. These 100 acres of undeveloped land are not included in our current development plans.

Lease Expirations. The following table sets forth a summary schedule of the lease expirations as of December 31, 2015 at the Richmond facility. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

	Number of	Total	% of Facility		% of Facility
Year of Lease	Leases	Raised Floor of	Leased	Annualized	Annualized
Expiration	Expiring (1)	Expiring Leases	Raised Floor	Rent (2)	Rent
Month-to-Month (3)	19	72	-%	$162,178	-%
2016	79	712	1%	$1,224,531	4%
2017	111	35,963	33%	$10,183,656	31%
2018	83	12,924	12%	$7,344,546	23%
2019	26	2,008	2%	$1,230,792	4%
2020	10	1,792	1%	$1,463,762	4%
2021	-	-	-%	$-	-%
2022	5	44,806	41%	$10,234,684	31%
2023	-	-	-%	$-	-%
2024	22	11,070	10%	$897,852	3%
After 2024	-	-	-%	-	-%
Total	355	109,347	100%	$32,742,001	100%

(1)	Represents each lease with a customer signed as of December 31, 2015 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.

(2)	Annualized rent is presented for leases commenced as of December 31, 2015. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(3)	Consists of customers whose leases expired prior to December 31, 2015 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.

Primary Customers. The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Richmond facility, as of December 31, 2015:

Principal Customer Industry	Lease Expiration	Renewal Option	Annualized Rent (1)	% of Facility Annualized Rent
Internet	2022	1x5 years	$10,247,450	31%
Financial Services	2017	2x5 years	4,381,920	13%
Financial Services	2024	2x5 years	917,052	3%

(1)	Annualized rent is presented for leases commenced as of December 31, 2015. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Historical Percentage Leased and Annualized Rental Rates. The following table sets forth the leasable raised floor square footage percentage leased, annualized rent and annualized rent per leased raised square foot for our Richmond facility since acquisition:

Date	Facility Leasable Raised Floor	% Occupied and Billing (1)	Annualized Rent (2)	Annualized Rent per Leased Square Foot
December 31, 2015	123,394	89%	$32,742,001	$299
December 31, 2014	75,388	89%	19,901,771	297
December 31, 2013	64,686	80%	14,860,819	287
December 31, 2012	50,665	83%	10,358,160	247
December 31, 2011	41,249	22%	1,731,708	191

(1)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of the applicable date, divided by leasable raised floor based on the then current configuration of the property, expressed as a percentage.

(2)	Annualized rent is presented for leases commenced as of the applicable date. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

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

The Dallas-Fort Worth facility is included in our redevelopment pipeline, as we plan to convert the entire facility into an operating data center in multiple phases. The first phase was completed in July 2014, when 26,000 raised floor NRSF was placed into service. We placed an additional approximately 19,000 and 7,000 raised floor NRSF into service during the first and third quarters of 2015, respectively. Our current under construction redevelopment plans call for the addition of up to approximately 82,000 total operating NRSF, including approximately 39,000 NRSF of raised floor. We anticipate that this expansion will cost (in addition to costs already incurred as of December 31, 2015) approximately $17 million in the aggregate based on current estimates. Longer term, we can further expand the facility by approximately 495,000 total NRSF, of which approximately 199,000 NRSF would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 669,000 total operating NRSF, including approximately 292,000 NRSF of raised floor.

We own sufficient undeveloped land on the site, approximately 29 acres, that we believe could also be developed to provide an additional 524,000 total operating NRSF, of which approximately 324,000 NRSF would be raised floor. These 29 acres of undeveloped land are not included in our current development plans.

As of December 31, 2015, approximately 90% of the facility’s leasable raised floor was leased to 27 customers.

Lease Expirations. The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2015 at the Dallas-Fort Worth facility. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

	Number of	Total	% of Facility		% of Facility
Year of Lease	Leases	Raised Floor of	Leased	Annualized	Annualized
Expiration	Expiring (1)	Expiring Leases	Raised Floor	Rent (2)	Rent
Month-to-Month (3)	1	80	-%	$186,600	2%
2016	4	-	-%	35,712	-%
2017	9	941	2%	504,960	5%
2018	24	480	1%	507,732	6%
2019	3	88	-%	154,646	2%
2020	9	1,775	4%	1,069,568	12%
2021	1	-	-%	2,400	-%
2022	-	-	-%	-	-%
2023	-	-	-%	-	-%
2024	2	32,000	75%	5,770,272	63%
2025	9	7,537	18%	901,806	10%
After 2025	-	-	-%	-	-%
Total	62	42,901	100%	$9,133,696	100%

(1)	Represents each lease with a customer signed as of December 31, 2015 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.

(2)	Annualized rent is presented for leases commenced as of December 31, 2015. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(3)	Consists of customers whose leases expired prior to December 31, 2015 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.

Primary Customers. The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Dallas-Fort Worth facility, as of December 31, 2015:

Principal Customer Industry	Lease Expiration	Renewal Option	Annualized Rent (1)	% of Facility Annualized Rent
Information Technology	2024	2x5 years	$5,770,272	63%
Information Technology	2025	2x5 years	901,806	10%

(1)	Annualized rent is presented for leases commenced as of December 31, 2015. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Historical Percentage Leased and Annualized Rental Rates. The following table sets forth the leasable raised floor, percentage leased, annualized rent and annualized rent per leased raised square foot for the Dallas-Fort Worth facility:

Date	Facility Leasable Raised Floor	% Occupied and Billing (1)	Annualized Rent (2)	Annualized Rent per Leased Square Foot
December 31, 2015	47,722	90%	$9,133,696	$213
December 31, 2014	24,530	99%	2,578,332	107

(1)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of the applicable date, divided by leasable raised floor based on the then current configuration of the property, expressed as a percentage.

(2)	Annualized rent is presented for leases commenced as of the applicable date. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Leased Facilities Acquired in 2015

We acquired leased facilities as part of our acquisition of Carpathia on June 16, 2015, which consist of eight domestic data centers located in Dulles, Virginia; Phoenix, Arizona; San Jose, California; Harrisonburg, Virginia and Ashburn, Virginia; and five international data centers located in Toronto, Canada; Amsterdam, Netherlands; London, United Kingdom; Hong Kong and Sydney, Australia. Each of the facilities is leased, including those subject to capital leases.

These leased facilities consist of approximately 155,000 gross square feet with approximately 92,000 total operating NRSF, including approximately 72,000 raised floor operating NRSF and 20 MW of gross power. The leased facilities are included in our redevelopment pipeline. We can further expand the facilities by approximately 26,000 total NRSF, of which approximately 24,000 NRSF would be raised floor. Upon completion of the build-out of the facilities, we anticipate that the facilities would contain approximately 118,000 total operating NRSF, including approximately 96,000 NRSF of raised floor.

As of December 31, 2015, approximately 95% of the facilities’ leasable raised floor was leased to 205 customers. The majority of the customers at these facilities are C3 customers which lease small amounts of space.

Lease Expirations. The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2015 at the acquired leased facilities. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

	Number of	Total	% of Facility		% of Facility
Year of Lease	Leases	Raised Floor of	Leased	Annualized	Annualized
Expiration	Expiring (1)	Expiring Leases	Raised Floor	Rent (2)	Rent
Month-to-Month (3)	38	394	1%	$1,001,258	1%
2016 (4)	606	31,917	76%	55,198,638	65%
2017	175	6,463	15%	18,681,740	22%
2018	73	2,747	7%	8,431,741	10%
2019	-	-	-%	-	-%
2020	5	225	1%	1,244,209	2%
After 2020	-	-	-%	-	-%
Total	897	41,746	100%	$84,557,586	100%

(1)	Represents each lease with a customer signed as of December 31, 2015 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.

(2)	Annualized rent is presented for leases commenced as of December 31, 2015. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(3)	Consists of customers whose leases expired prior to December 31, 2015 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.

(4)	Subsequent to December 31, 2015, the Company and a customer finalized a renegotiation whereby the customer’s lease is scheduled to expire in February 2017. If we had included the effects of this renegotiation in the table above, 3 leases with a total raised floor of 17,500 square feet, representing 42% of facility leased raised floor, and annualized rent of approximately $10.2 million, representing 12% of facility annualized rent, would have been moved out of 2016 and into 2017.

Primary Customers. The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the acquired leased facilities, as of December 31, 2015:

Principal Customer Industry	Lease Expiration		Renewal Option	Annualized Rent (1)	% of Facility Annualized Rent
Government	2016	(2)	none	$10,183,286	12%
Information Technology	2016		none	6,201,837	7%
Professional Services	2016		2x2 years	1,013,852	1%

(1)	Annualized rent is presented for leases commenced as of December 31, 2015. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(2)	Subsequent to December 31, 2015, the Company and the customer finalized a renegotiation whereby the customer’s lease is scheduled to expire in February 2017.

Historical Percentage Leased and Annualized Rental Rates. The following table sets forth the leasable raised floor, percentage leased, annualized rent and annualized rent per leased raised square foot for the acquired leased facilities:

Date	Facility Leasable Raised Floor	% Occupied and Billing (1)	Annualized Rent (2)	Annualized Rent per Leased Square Foot
December 31, 2015	44,074	95%	$84,557,585	$2,026

(1)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of the applicable date, divided by leasable raised floor based on the then current configuration of the property, expressed as a percentage.

(2)	Annualized rent is presented for leases commenced as of the applicable date. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

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

As of December 31, 2015, approximately 98% of the facility’s leasable raised floor was leased to 105 customers.

The Santa Clara facility is included in our redevelopment pipeline. Our current under construction redevelopment plans call for the addition of up to approximately 3,000 total operating NRSF, all of which is raised floor. We anticipate that this expansion will cost (in addition to costs already incurred as of December 31, 2015) approximately $6 million in the aggregate based on current estimates. Longer term, we can further expand the facility by approximately 22,000 NRSF of raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 127,000 total operating NRSF, including approximately 80,000 NRSF of raised floor.

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

We are not currently redeveloping the Sacramento facility. Longer term, we can expand the facility by approximately 3,300 NRSF of raised floor. Upon completion of the build-out of the facility, we anticipate that it will contain approximately 85,000 total operating NRSF including approximately 58,000 NRSF of raised floor.

As of December 31, 2015, approximately 46% of the facility’s leasable raised floor was leased to 159 customers. The majority of the customers at this facility are C2 or C3 customers which lease small amounts of space. We are the fee simple owner of the Sacramento facility.

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

As of December 31, 2015, approximately 68% of the facility’s leasable raised floor was leased to 85 customers. We intend to continue to lease-up this property. We are the fee simple owner of the Miami facility.

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

The Jersey City facility is included in our redevelopment pipeline. Our current under construction redevelopment plans call for the addition of up to approximately 15,000 total operating NRSF, all of which is raised floor. We anticipate that this expansion will cost (in addition to costs already incurred as of December 31, 2015) approximately $10 million in the aggregate based on current estimates. Longer term, we can further expand the facility by approximately 6,000 NRSF of raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 109,000 total operating NRSF, including approximately 53,000 NRSF of raised floor.

As of December 31, 2015, approximately 97% of the facility’s leasable raised floor was leased to 55 customers.

Princeton

Our Princeton, New Jersey facility, which we acquired on June 30, 2014, is located on approximately 194 acres and consists of approximately 560,000 gross square feet, including approximately 58,000 square feet of raised floor, and 22 MW of gross power. Concurrently with acquiring this data center we entered into a 10 year lease for the facility’s 58,000 square feet of raised floor with Atos, an international information technology services company headquartered in Bezos, France. The lease includes a 15 year renewal at the option of Atos.

The Princeton facility is included in our redevelopment pipeline. We can further expand the facility by another approximately 372,000 total operating NRSF, of which approximately 100,000 NRSF would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 544,000 total operating NRSF, including approximately 158,000 NRSF of raised floor.

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

The Chicago facility is included in our redevelopment pipeline, as we plan to convert the facility into an operating data center in multiple phases. Our current under construction redevelopment plans call for the addition of up to approximately 33,000 total operating NRSF, including approximately 14,000 NRSF of raised floor. We anticipate that this expansion will cost (in addition to costs already incurred as of December 31, 2015) approximately $30 million in the aggregate based on current estimates. Longer term, we can further expand the facility by approximately 284,000 total operating NRSF, of which approximately 119,000 would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 400,000 gross square feet with raised floor capacity of approximately 133,000 square feet and 37 MW of power.

Wichita

Our Wichita, Kansas facility, which we acquired in 2005 and redeveloped in 2008, was sold on December 31, 2015. This facility consisted of approximately 14,000 gross square feet with approximately 14,000 total operating NRSF, including approximately 2,600 raised floor operating NRSF. We received proceeds of $650,000 for the sale of this property.

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

As of December 31, 2015, approximately 62% of the facility’s leasable raised floor was leased to 16 customers.

Lenexa

Our Lenexa, Kansas property is an approximately 35,000 gross square foot facility located in the Kansas City, Missouri metropolitan area. The property was acquired in 2004. The Lenexa property does not currently operate as a data center, nor do we intend to operate it as a data center. We have historically used this property primarily as a warehouse, but currently lease approximately 22,000 square feet to a tenant for general office use, and 12,205 square feet to a tenant as general office and warehouse space. Other than minimal normally recurring capital expenditures, we have no current plans to further build out or expand the Lenexa property.

Duluth, Georgia

On December 30, 2015, we purchased an office building in Duluth, Georgia for $3.8 million. This building will primarily be used as additional office space for our operational headquarters.

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

QTS’ common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “QTS.” QTS’s common stock has been listed and traded on the NYSE since October 9, 2013. As of February 25, 2016, we had 73 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for QTS’ common stock and the dividends we declared with respect to the periods indicated.

	Price Range
	High	Low	Dividends declared
2015
Fourth Quarter	$46.38	$41.02	$0.32
Third Quarter	44.61	36.52	0.32
Second Quarter	38.65	34.91	0.32
First Quarter	40.58	33.65	0.32

2014
Fourth Quarter	$36.04	$29.45	$0.29
Third Quarter	32.12	25.75	0.29
Second Quarter	29.98	23.52	0.29
First Quarter	26.55	20.50	0.29

While we plan to continue to pay quarterly dividends, no assurances can be made as to the frequency or amounts of any future dividends. The payment of common stock dividends is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our Board of Directors during the year. On February 22, 2016, the Company announced that its Board of Directors authorized payment of a regular quarterly cash dividend of $0.36 per common share and per unit in the Operating Partnership, payable on April 5, 2016, to stockholders and unit holders of record as of the close of business on March 18, 2016.

There is no established public trading market for the Operating Partnership’s limited partnership units. As of February 25, 2016, the Operating Partnership had 14 holders of record of its Class A units. The holders of Class A units of the Operating Partnership received quarterly distributions in same amounts as the common stockholders of QTS (as set forth in the table above) during the two years ended December 31, 2015 and 2014.

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

The partnership agreement of the Operating Partnership requires the Operating Partnership to distribute at least quarterly 100% of our “available cash” (as defined in the partnership agreement) to the partners of the Operating Partnership, in accordance with the terms established for the class of partnership interests held by such partner. Furthermore, because QTS intends to continue to qualify as a REIT for tax purposes, QTS is required to make reasonable efforts to distribute available cash (a) to limited partners of the Operating Partnership so as to preclude any such distribution or portion thereof from being treated as part of a sale of property to the Operating Partnership by a limited partner under Section 707 of the Code or the regulations thereunder; provided, however, that neither of QTS nor the Operating Partnership shall have liability to a limited partner under any circumstances as a result of any distribution to a limited partner being so treated, and (b) to QTS, as general partner, in an amount sufficient to enable QTS to make distributions to its stockholders that will enable QTS to (1) satisfy the requirements for qualification as a REIT under the Code and the regulations thereunder, and (2) avoid any federal income or excise tax liability. Consistent with the partnership agreement, we intend to continue to distribute quarterly an amount of our available cash sufficient to enable QTS to pay quarterly dividends to its stockholders in an amount necessary to satisfy the requirements applicable to REITs under the Code and to eliminate federal income and excise tax liability.

Restrictions on Distributions

In addition, our unsecured credit facility and the indenture governing the Senior Notes contain provisions that may limit our ability to make distributions to our stockholders. The unsecured credit facility generally provides that if a default occurs and is continuing, we will be precluded from making distributions on our common stock (other than those required to allow QTS to qualify and maintain its status as a REIT, so long as such default does not arise from a payment default or event of insolvency) and lenders under the facility and, potentially, other indebtedness, could accelerate the maturity of the related indebtedness. The unsecured credit facility also contains covenants providing for a maximum distribution of the greater of (i) 95% of our Funds from Operations (as defined in such agreement) and (ii) the amount required for us to qualify as a REIT. The indenture governing the Senior Notes contains provisions that restrict the Operating Partnership’s ability to make distributions to QTS, except distributions required to allow QTS to qualify and maintain its status as a REIT, so long as no event of default has occurred and is continuing.

Performance Graph

The following line graph sets forth, for the period from October 9, 2013, through December 31, 2015, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the S&P 500 Market Index and the MSCI US REIT Index (“RMZ”). The graph assumes that $100 was invested on October 9, 2013, in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Pricing Date	QTS	S&P 500	MSCI US REIT
Oct 9, 2013	$100.00	$100.00	$100.00
Dec 31, 2013	119.36	111.59	99.12
Dec 31, 2014	169.71	124.30	124.18
Dec 31, 2015	226.23	123.40	122.31

Unregistered Sales of Equity Securities

QTS did not sell any securities during the fiscal year ended December 31, 2015 that were not registered under the Securities Act of 1933, as amended.

QTS from time to time issues shares of Class A common stock pursuant to the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) upon exercise of stock options issued under the 2013 Equity Incentive Plan and upon redemption of Class A units of limited partnership of the Operating Partnership (either through Class A units previously held or those received from conversion of Class O units or Class RS LTIP units from the QualityTech, LP 2010 Equity Incentive Plan). In addition, QTS issued shares of Class A common stock in underwritten public offerings in March and June of 2015. Pursuant to the partnership agreement of the Operating Partnership, each time QTS issues shares of common stock, the Operating Partnership issues to QTS, its general partner, an equal number of Class A units. The units issued to QTS are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to QTS and therefore, did not involve a public offering. During the year ended December 31, 2015, the Operating Partnership issued 0.8 million Class A units to QTS in connection with such redemptions and stock option exercises and issuances pursuant to the 2013 Equity Incentive Plan, with a value of approximately $31.9 million based on the respective dates of the redemptions and option exercises, as applicable. In addition, during the year ended December 31, 2015, the Operating Partnership issued approximately 10.8 million Class A units to QTS in connection with the underwritten public offerings in March and June of 2015 with a value of approximately $386.5 million.

The Operating Partnership also issues Class A units upon the conversion of Class O units or Class RS LTIP units of the Operating Partnership. During the year ended December 31, 2015, the Operating Partnership issued approximately 135,000 Class A units to holders of Class O units and Class RS LTIP units. These Class A units were not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to the respective holders of Class O units and Class RS LTIP units at the time of conversion and did not involve a public offering.

Repurchases of Equity Securities

During the year ended December 31, 2015, certain of our employees surrendered Class A common stock owned by them to satisfy their statutory minimum federal and state tax obligations in connection with the vesting of restricted common stock under the QTS Realty Trust, Inc. 2013 Equity Incentive Plan.

The following table summarizes all of these repurchases during the three months ended December 31, 2015.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2015 through October 31, 2015	-		N/A	N/A	N/A
November 1, 2015 through November 30, 2015	10,803	(1)	$44.16	N/A	N/A
December 1, 2015 through December 31, 2015	3,228	(1)	$45.25	N/A	N/A
Total	14,031	(1)	$44.41

(1)	The number of shares purchased represents shares of Class A common stock surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock. With respect to these shares, the price paid per share is based on the closing price of our Class A common stock as of the date of the determination of the statutory minimum federal income tax.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data on an historical basis for QTS and the Operating Partnership, which is our historical predecessor. Concurrently with the completion of our IPO, QTS consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of the Operating Partnership. QTS contributed the net proceeds of the IPO to the Operating Partnership in exchange for units of limited partnership interest. As of December 31, 2015, QTS owned an approximate 85.8% ownership interest in the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.

The financial data as of December 31, 2015, 2014 and 2013 and for the period from October 15, 2013 through December 31, 2015 is that of QTS and its majority-owned subsidiaries, which includes the Operating Partnership. Prior to October 15, 2013, QTS did not have any operating activity. The historical financial data for the period ended October 14, 2013 and as of and for the years ended December 31, 2012 and 2011 have been derived from the Operating Partnership’s financial statements. The historical financial data for the Operating Partnership, which is also QTS’ historical predecessor, is not necessarily indicative of our results of operations, cash flows or financial condition following the completion of our IPO.

The following table sets forth selected financial and operating data on a consolidated basis for QTS and the historical predecessor, the Operating Partnership. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto which are included elsewhere in this Form 10-K. The data for QTS and the Operating Partnership are substantially the same with the primary differences being the presentation of stockholders’ equity and partners’ capital, and the allocation of net income (loss), whereby QTS retains its share of the net income (loss) based on its ownership of the Operating Partnership, with the remaining balance being retained by the Operating Partnership. Therefore, the financial and operating data presented in the following tables reflect the results of the Operating Partnership for all periods presented, except where specifically noted.

	The Company				Historical Predecessor
			For the period		For the period
			October 15, 2013		January 1, 2013
	Year Ended December 31,		through		through	Year Ended December 31,
			December 31,		October 14,
($ in thousands, except share and per share data)	2015	2014	2013		2013	2012		2011
Statement of Operations Data
Revenues:
Rental	$230,510	$175,649	$33,304		$112,002		$120,758		$104,051
Recoveries from tenants	22,581	19,194	2,674		10,424		9,294		12,154
Cloud and managed services	51,994	20,231	4,074		13,457		14,497		12,173
Other	5,998	2,715	410		1,542		1,210		2,018
Total revenue	311,083	217,789	40,462		137,425		145,759		130,396
Operating expenses
Property operating costs	104,355	71,518	13,482		47,268		51,506		57,900
Real estate taxes and insurance	5,869	5,116	1,016		3,476		3,632		2,621
Depreciation and amortization	85,811	58,282	11,238		36,120		34,932		26,165
General and administrative	67,783	45,283	8,457		30,726		35,986		28,470
Transaction and integration costs	11,282	1,018	66		52		897		-
Gain on settlement	-	-	-		-		-		(3,357)
Restructuring	-	1,298	-		-		3,291		-
Total operating expenses	275,100	182,515	34,259		117,642		130,244		111,799
Operating income	35,983	35,274	6,203		19,783		15,515		18,597
Other income and expense:
Interest income	2	8	1		17		61		71
Interest expense	(21,289)	(15,308)	(2,049)		(16,675)		(25,140)		(19,713)
Other (expense) income	(468)	(871)	(153)		(3,277)		(1,151)		136
Income (loss) before taxes and gain (loss) on sale of real estate	14,228	19,103	4,002		(152)		(10,715)		(909)
Tax benefit of taxable REIT subsidiaries	10,065	-	-		-		-		-
Gain (loss) on sale of real estate	(164)	-	-		-		948		-
Net income (loss)	24,129	19,103	4,002		(152)		(9,767)		(909)
Net income attributable to noncontrolling interests (*)	(3,803)	(4,031)	(848)		-		-		-
Net income (loss) attributable to QTS Realty Trust, Inc (*)	$20,326	$15,072	$3,154		$(152)		$(9,767)		$(909)

Net income (loss) per share attributable to common shares: (*)
Basic	$0.54	$0.52	$0.11		$ N/A	$	N/A	$	N/A
Diluted	0.53	0.51	0.11		N/A		N/A		N/A

Weighted average common shares outstanding: (*)
Basic	37,568,109	29,054,576	28,972,774		$ N/A	$	N/A	$	N/A
Diluted	45,353,170	37,133,584	36,794,215		N/A		N/A		N/A

Dividends declared per common share (*)	$1.28	$1.16	$0.24	(**)	$ N/A	$	N/A	$	N/A

(*)	These line items are not applicable to the Operating Partnership for any periods presented.
(**)	The amount relates to the period beginning October 15, 2013 (the closing date of the IPO) through December 31, 2013. Accordingly, the $0.24 dividend declared per common share corresponds to a pro-rated quarterly dividend per common share of $0.29.

Other Data (unaudited)
FFO (1)	$98,517	$70,958	$14,558	$31,406	$20,253	$23,047
Operating FFO (1)	103,916	74,145	14,777	34,735	25,568	13,900
Recognized MRR in the period	269,783	188,194	N/A	N/A	128,533	108,942
MRR (2)	27,489	17,141	14,138	N/A	11,857	9,898
NOI(3)	200,859	141,155	25,964	86,681	90,904	70,011
EBITDA (4)	121,162	92,685	17,288	52,626	50,244	44,898
Adjusted EBITDA (4)	140,040	100,025	18,085	57,337	55,330	42,306

	The Company			Historical Predecessor
	December 31,			December 31,
($ in thousands)	2015	2014	2013	2012	2011
Balance Sheet Data
Real estate at cost(*)	$1,583,153	$1,177,582	$905,735	$734,828	$555,586
Net investment in real estate(**)	1,343,217	997,415	768,010	631,928	481,050
Total assets	1,757,509	1,106,559	831,356	685,443	521,056
Total debt	871,739	637,229	347,877	490,282	409,626

(*)	Reflects undepreciated cost of real estate assets, does not include real estate intangible assets acquired in connection with acquisitions.
(**)	Net investment in real estate includes building and improvements (net of accumulated depreciation), land, and construction in progress.

	The Company			Historical Predecessor
			For the period	For the period
			October 15, 2013	January 1, 2013
	Year Ended December 31,		through	through	Year Ended December 31,
			December 31,	October 14,
($ in thousands)	2015	2014	2013	2013	2012	2011
Cash Flow Data
Cash flow provided by (used for):
Operating activities	$109,258	$73,757	$29,635	$30,511	$35,098	$24,374
Investing activities	(612,095)	(292,209)	(47,963)	(120,875)	(194,927)	(118,746)
Financing activities	500,853	224,030	15,812	89,858	160,719	94,669

(1)	We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (computed in accordance with GAAP), adjusted to exclude gains (or losses) from sales of property, real estate-related depreciation and amortization and similar adjustments for unconsolidated partnerships and joint ventures. We generally calculate Operating FFO as FFO excluding certain non-routine and often non-cash charges and gains and losses that management believes are not indicative of the results of our operating real estate portfolio. We believe that Operating FFO provides investors with another financial measure that may facilitate comparisons of operating performance and liquidity between periods and, to the extent other REITs calculate Operating FFO on a comparable basis, between us and these other REITs.

A reconciliation of net income (loss) to FFO and Operating FFO is presented below:

	The Company			Historical Predecessor
			For the period	For the period
			October 15, 2013	January 1, 2013
	Year Ended December 31,		through	through	Year Ended December 31,
			December 31,	October 14,
(unaudited $ in thousands)	2015	2014	2013	2013	2012	2011
FFO
Net income (loss)	$24,129	$19,103	$4,002	$(152)	$(9,767)	$(909)
Real estate depreciation and amortization	74,224	51,855	10,556	31,558	30,968	23,956
(Gain) loss on sale of real estate	164	-	-	-	(948)	-
FFO	98,517	70,958	14,558	31,406	20,253	23,047
Operating FFO
Restructuring costs	-	1,298	-	-	3,291	-
Write off of unamortized deferred finance costs	468	871	153	3,277	1,434	-
Gain on settlements	-	-	-	-	-	(3,357)
Integration costs	6,334	-	-	-	-	-
Transaction costs	4,948	1,018	66	52	897	-
Intangible revenue	-	-	-	-	-	(960)
Deferred tax benefit associated with transaction and integration costs	(3,176)	-	-	-	-	-
Non-cash reversal of deferred tax asset valuation allowance	(3,175)	-	-	-	-	-
Unrealized gain on derivatives	-	-	-	-	(307)	(4,830)
Operating FFO	103,916	74,145	14,777	34,735	25,568	13,900

(2)	We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred setup fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases (which represent customer leases that have been executed but for which lease payments have not commenced) as of a particular date, unless otherwise specifically noted. We calculate recognized MRR as the recurring revenue recognized during a given period, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred setup fees, variable related revenues, non-cash revenues and other one-time revenues. Management uses MRR and recognized MRR as supplemental performance measures because they provide a useful measure of increases in contractual revenue from our customer leases. A reconciliation of total revenues to recognized MRR in the period and MRR at period-end is presented below:

	The Company		The Company and our Historical Predecessor (a)	Historical Predecessor
	Year Ended December 31,		Year Ended December 31,	Year Ended December 31,
(unaudited $ in thousands)	2015	2014	2013	2012	2011
Recognized MRR in the period
Total period revenues (GAAP basis)	$311,083	$217,789	$177,887	$145,759	$130,396
Less: Total period recoveries	(22,581)	(19,194)	(13,098)	(9,294)	(12,154)
Total period deferred setup fees	(6,042)	(4,709)	(4,678)	(4,317)	(2,997)
Total period straight line rent and other	(12,677)	(5,692)	(4,532)	(3,615)	(6,303)
Recognized MRR in the period	269,783	188,194	155,579	128,533	108,942

MRR at period end*
Total period revenues (GAAP basis)	$311,083	$217,789	$177,887	$145,759	$130,396
Less: Total revenues excluding last month	(280,020)	(197,831)	(161,670)	(132,338)	(119,156)
Total revenues for last month of period	31,063	19,958	16,217	13,421	11,240
Less: Last month recoveries	(1,415)	(1,908)	(1,240)	(879)	(897)
Last month deferred setup fees	(716)	(372)	(370)	(441)	(278)
Last month straight line rent and other	(1,443)	(537)	(469)	(244)	(167)
MRR at period end*	$27,489	$17,141	$14,138	$11,857	$9,898

*	Does not include our booked-not-billed MRR balance, which was $4.0 million, $4.8 million, $2.3 million, $1.1 million and $1.0 million as of December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

(a)	Represents combined results of our Historical Predecessor for the period from January 1, 2013 through October 14, 2013 and the Company for the period from October 15, 2013 through December 31, 2013. Prior to October 15, 2013, the Company did not have any operating activity.

(3)	We calculate net operating income, or NOI, as net income (loss), excluding: interest expense, interest income, depreciation and amortization, tax (benefit) expense of taxable REIT subsidiaries, write off of unamortized deferred financing costs, gain on extinguishment of debt, transaction and integration costs, gain (loss) on legal settlement, gain (loss) on sale of real estate, restructuring costs and general and administrative expenses. We believe that NOI is another metric that is often utilized to evaluate returns on operating real estate from period to period and also, in part, to assess the value of the operating real estate. A reconciliation of net income (loss) to NOI is presented below:

	The Company			Historical Predecessor
			For the period	For the period
			October 15, 2013	January 1, 2013
	Year Ended December 31,		through	through	Year Ended December 31,
			December 31,	October 14,
(unaudited $ in thousands)	2015	2014	2013	2013	2012	2011
Net Operating Income (NOI)
Net income (loss)	$24,129	$19,103	$4,002	$(152)	$(9,767)	$(909)
Interest expense	21,289	15,308	2,049	16,675	25,140	19,713
Interest income	(2)	(8)	(1)	(17)	(61)	(71)
Depreciation and amortization	85,811	58,282	11,238	36,120	34,932	26,165
Write off of unamortized deferred finance costs	468	871	153	3,277	1,434	-
Tax benefit of taxable REIT subsidiaries	(10,065)	-	-	-	-	-
Integration costs	6,334	-	-	-	-	-
Transaction costs	4,948	1,018	66	52	897	-
Gain on settlements	-	-	-	-	-	(3,357)
(Gain) loss on sale of real estate	164	-	-	-	(948)	-
Restructuring costs	-	1,298	-	-	3,291	-
General and administrative expenses	67,783	45,283	8,457	30,726	35,986	28,470
NOI	$200,859	$141,155	$25,964	$86,681	$90,904	$70,011
Breakdown of NOI by facility:
Atlanta-Metro data center	$69,861	$60,734	$11,485	$40,908	$42,787	$29,712
Atlanta-Suwanee data center	41,088	35,509	7,028	22,127	30,471	32,258
Santa Clara data center	14,352	12,739	2,229	8,710	11,183	9,672
Richmond data center	20,959	14,366	2,415	7,903	6,094	267
Sacramento data center	7,516	8,470	1,820	5,879	240	-
Princeton data center	9,461	4,828	-	-	-	-
Dallas-Fort Worth data center	5,547	815	-	-	-	-
Leased data centers acquired in 2015	27,595	-	-	-	-	-
Other facilities	4,480	3,694	987	1,154	129	(1,898)
NOI	$200,859	$141,155	$25,964	$86,681	$90,904	$70,011

(4)	We calculate EBITDA as net income (loss) adjusted to exclude interest expense and interest income, provision for income taxes (including income taxes applicable to sale of assets) and depreciation and amortization. We believe that EBITDA is another metric that is often utilized to evaluate and compare our ongoing operating results and also, in part, to assess the value of our operating portfolio.

In addition to EBITDA, we calculate an adjusted measure of EBITDA, which we refer to as Adjusted EBITDA, as EBITDA excluding unamortized deferred financing costs, gains (losses) on extinguishment of debt, transaction and integration costs, equity-based compensation expense, restructuring costs, gain (loss) on legal settlement and gain (loss) on sale of real estate. We believe that Adjusted EBITDA provides investors with another financial measure that can facilitate comparisons of operating performance between periods and between REITs.

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is presented below:

	The Company			Historical Predecessor
			For the period	For the period
			October 15, 2013	January 1, 2013
	Year Ended December 31,		through	through	Year Ended December 31,
			December 31,	October 14,
(unaudited $ in thousands)	2015	2014	2013	2013	2012	2011
EBITDA and Adjusted EBITDA
Net income (loss)	$24,129	$19,103	$4,002	$(152)	$(9,767)	$(909)
Interest expense	21,289	15,308	2,049	16,675	25,140	19,713
Interest income	(2)	(8)	(1)	(17)	(61)	(71)
Tax benefit of taxable REIT subsidiaries	(10,065)	-	-	-	-	-
Depreciation and amortization	85,811	58,282	11,238	36,120	34,932	26,165
EBITDA	121,162	92,685	17,288	52,626	50,244	44,898

Adjusted EBITDA
Write off of unamortized deferred finance costs	468	871	153	3,277	1,434	-
Integration costs	6,334	-	-	-	-	-
Transaction costs	4,948	1,018	66	52	897	-
Equity-based compensation expense	6,964	4,153	578	1,382	412	765
Gain on settlements	-	-	-	-	-	(3,357)
(Gain) loss on sale of real estate	164	-	-	-	(948)	-
Restructuring costs	-	1,298	-	-	3,291	-
Adjusted EBITDA	$140,040	$100,025	$18,085	$57,337	$55,330	$42,306

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis covers the financial condition and results of operations of our predecessor, QualityTech, LP, and its successor, QTS Realty Trust, Inc. You should read the following discussion and analysis in conjunction with the QTS Realty Trust, Inc.’s and QualityTech, LP’s consolidated financial statements and related notes and “Risk Factors” contained elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our business and growth strategies, our expectations regarding the future performance of our business and the other non-historical statements contained herein are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.” This Form 10-K contains stand-alone audited and unaudited financial statements and other financial data for each of QTS and the Operating Partnership. We believe it is important to show both QTS and the Operating Partnership’s financial statements and for investors to understand the few differences between them in the context of how QTS and the Operating Partnership operate as a consolidated company. See “Explanatory Note” for an explanation of these few differences.

For purposes of the presentation of QTS’ financial data in this Item 7, the operating results for the period from October 15, 2013 through December 31, 2015 include the financial data of QTS Realty Trust, Inc. and its majority owned subsidiaries, which includes the operating results of the Operating Partnership. The “historical predecessor” financial statements for the periods ended October 14, 2013, December 31, 2012, and December 31, 2011 include the financial data of QualityTech, LP and its majority owned subsidiaries. Since the financial data presented in this Item 7 does not contain any differences between QTS and the Operating Partnership, all periods presented reflect the operating results of the Operating Partnership.

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

We operate a portfolio of 24 data centers located throughout the United States, Canada, Europe and the Asia-Pacific region. Within the U.S., we are located in some of the top U.S. data center markets plus other high-growth markets. Our data centers are highly specialized, full-service, mission-critical facilities used by our customers to house, power and cool the networking equipment and computer systems that support their most critical business processes. We believe that our data centers are best-in-class and engineered to adhere to the highest specifications commercially available to customers, providing fully redundant, high-density power and cooling sufficient to meet the needs of major national and international companies and organizations. This is in part reflected by our operating track record of “five-nines” (99.999%) reliability and by our diverse customer base of more than 1,000 customers, including financial institutions, healthcare companies, government agencies, communications service providers, software companies and global Internet companies.

On June 16, 2015, we completed the acquisition of 100% of the outstanding stock of Carpathia Hosting, Inc. (“Carpathia”), a Virginia-based colocation, cloud and managed services provider, for approximately $366.7 million (based on the preliminary assessment of the fair value of assets acquired and liabilities assumed). Upon completion of this acquisition, we assumed all of the assets and liabilities of Carpathia Acquisition, Inc. In addition, Carpathia Acquisition, Inc. and its subsidiaries, including Carpathia, became indirect, wholly-owned subsidiaries of us. Carpathia is a provider of colocation, hybrid cloud services and Infrastructure-as-a-Service (IaaS) servicing enterprise customers and federal agencies, with a customer base of approximately 230 customers as of June 16, 2015. Carpathia utilizes eight domestic data centers located in Dulles, Virginia; Phoenix, Arizona; San Jose, California; Harrisonburg, Virginia and Ashburn, Virginia, and five international data centers located in Toronto, Canada; Amsterdam, Netherlands; London, United Kingdom; Hong Kong and Sydney, Australia.

QTS is a Maryland corporation formed on May 17, 2013. On October 15, 2013, QTS completed its IPO of its Class A common stock, $0.01 par value per share. Its Class A common stock trades on the New York Stock Exchange under the ticker symbol “QTS.” Concurrently with the completion of the IPO, we consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of Quality Tech, LP, our operating partnership. QTS contributed the net proceeds of the IPO to the Operating Partnership in exchange for units of limited partnership interest. As of December 31, 2015, QTS owned an approximate 85.8% ownership interest in the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.

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

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of December 31, 2015, only four of our more than 1,000 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 10.5% of our MRR. In addition, greater than 50% of our MRR was attributable to customers who use more than one of our 3Cs products.

Our Portfolio

We develop and operate 24 data centers located throughout the United States, Canada, Europe and the Asia-Pacific region, containing an aggregate of approximately 4.9 million gross square feet of space (approximately 91% of which is wholly owned by us), including approximately 2.2 million “basis-of-design” raised floor square feet, which represents the total data center raised floor potential of our existing data center facilities. This represents the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the configuration that we deploy. We build out our data center facilities for both general use (colocation) and for executed leases that require significant amounts of space and power, depending on the needs of each facility at that time. As of December 31, 2015, this space included approximately 1,119,000 raised floor operating net rentable square feet, or NRSF, plus approximately 1.1 million square feet of additional raised floor in our development pipeline, of which approximately 125,000 NRSF is expected to become operational by December 31, 2016. Of the total 1.1 million NRSF in our development pipeline, approximately 70,000 square feet was related to customer leases which had been executed but not yet commenced. Our facilities collectively have access to over 500 megawatts (“MW”) of gross utility power with 439 MW of available utility power. We believe such access to power gives us a competitive advantage in redeveloping data center space, since access to power is usually the most limiting and expensive component in data center redevelopment.

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

Factors That May Influence Future Results of Operations and Cash Flows

Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of December 31, 2015, we had in place customer leases generating revenue for approximately 91% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental, cloud and managed services rates at our properties. Future economic downturns, regional downturns or downturns in the technology industry could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. Negative trends in one or more of these factors could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.

Leasing Arrangements. As of December 31, 2015, 22% of our MRR came from customers which individually occupied greater than or equal to 6,600 square feet of space (or approximately 1 MW of power) and which had metered power. As of December 31, 2015, approximately 34% of our MRR came from C1 customers that are subject to the metered power model. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of December 31, 2015, 78% of our MRR was leased to customers which individually occupied less than 6,600 square feet of space, many of whom are billed on a gross lease basis. Our C2/C3 customers are billed under a gross lease model and as of December 31, 2015, represented 66% of our MRR. Under a gross lease, the customer pays us a fixed rent on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers access more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. Our leases on a gross lease basis generally have a term of three years or less.

Scheduled Lease Expirations. Our ability to minimize rental churn and customer downgrades at renewal and renew, lease and re-lease expiring space will impact our results of operations and cash flows. Leases which have commenced billing representing approximately 15% of our total leased raised floor in both years are scheduled to expire during the years ending December 31, 2016 (including all month-to-month leases) and 2017, respectively. These leases also represented approximately 35% and 21%, respectively, of our annualized rent as of December 31, 2015. At expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.

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

General Leasing Activity

During the twelve months ended December 31, 2015, we entered into customer leases representing approximately $3.3 million of incremental MRR, net of downgrades (and representing approximately $39.6 million of annualized rent) at $827 per square foot. In addition, $13.0 million of leasing commissions was associated with new and renewal leasing activity for the twelve months ended December 31, 2015.

During the twelve months ended December 31, 2015, we renewed leases with a total annualized rent of $31.4 million at an average rent per square foot of $838, which was 2.3% higher than the annualized rent prior to renewal. We define renewals as leases where the customer retains the same amount of space before and after renewal, which facilitates rate comparability. Customers that renew with adjustments to square feet are reflected in the net leasing activity discussed above. The rental churn rate for the twelve months ended December 31, 2015 was 4.0%.

During the twelve months ended December 31, 2015, we commenced customer leases representing approximately $10.1 million of incremental MRR (and representing approximately $121.3 million of annualized rent) at $597 per square foot.

As of December 31, 2015, our booked-not-billed MRR balance (which represents customer leases that have been executed, but for which lease payments have not commenced as of December 31, 2015) was approximately $4.0 million, or $47.7 million of annualized rent. This booked-not-billed balanced is expected to contribute an incremental $18.9 million to revenue in 2016 (representing $26.8 million in annualized revenues), an incremental $4.0 million in 2017 (representing $7.7 million in annualized revenues), and an incremental $13.2 million in annualized revenues thereafter.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Changes in revenues and expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 are summarized below (in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Revenues:
Rental	$230,510	$175,649	$54,861	31%
Recoveries from customers	22,581	19,194	3,387	18%
Cloud and managed services	51,994	20,231	31,763	157%
Other	5,998	2,715	3,283	121%
Total revenues	311,083	217,789	93,294	43%
Operating expenses:
Property operating costs	104,355	71,518	32,837	46%
Real estate taxes and insurance	5,869	5,116	753	15%
Depreciation and amortization	85,811	58,282	27,529	47%
General and administrative	67,783	45,283	22,500	50%
Restructuring	-	1,298	(1,298)	*
Transaction and integration costs	11,282	1,018	10,264	1008%
Total operating expenses	275,100	182,515	92,585	51%
Operating income	35,983	35,274	709	2%

Other income and expense:
Interest income	2	8	(6)	-75%
Interest expense	(21,289)	(15,308)	(5,981)	39%
Other expense	(468)	(871)	403	-46%
Income before taxes	14,228	19,103	(4,875)	-26%
Tax benefit of taxable REIT subsidiaries	10,065	-	10,065	*
Loss on sale of real estate	(164)	-	(164)	*
Net income	$24,129	$19,103	$5,026	26%

* not applicable for comparison

Revenues. Total revenues for the year ended December 31, 2015 were $311.1 million compared to $217.8 million for the year ended December 31, 2014. The increase of $93.3 million, or 43%, was primarily due to the acquisitions of Carpathia and the Princeton facility, which, combined, contributed $57.6 million in incremental revenue for the year ended December 31, 2015, as well as organic growth in our customer base and placing additional square footage into service in conjunction with the development and expansion of our Dallas-Fort Worth, Richmond, Atlanta-Suwanee and Atlanta-Metro data centers, which contributed $35.7 million to this increase.

The increase of $86.6 million, or 44%, in combined rental and cloud and managed services revenue was primarily due to the acquisitions of Carpathia and the Princeton facility, which contributed $54.5 million in combined rental and cloud and managed services revenue for the year ended December 31, 2015, as well as newly leased space and increases in rents from previously leased space, net of downgrades at renewal and rental churn, which contributed $32.1 million to the increase.

As of December 31, 2015, our data centers were approximately 91% occupied and billing based on leasable raised floor of approximately 839,000 square feet, with approximately 761,000 square feet occupied and paying rent, with an average annualized rent of $433 per leased raised floor square foot including cloud and managed services revenue, or $337 per leased raised floor square foot excluding cloud and managed services revenue. As of December 31, 2015, the average annualized rent for our C1 product, including managed services for our C1 product, was $192 per leased raised floor square foot, and the average annualized rent for our C2 product, including Cloud and managed services combined was $1,256 per leased raised floor square foot. As of December 31, 2014, our data centers were 85% leased based on leasable raised floor of approximately 698,000 square feet, with approximately 594,000 square feet occupied and paying rent, with an average annualized rent of $346 per leased raised floor square foot including cloud and managed services revenue, or $308 per leased raised floor square foot excluding cloud and managed services revenue. The increase in leasable raised floor between 2014 and 2015 is primarily related to the addition of raised floor square footage from our redevelopment activities primarily in the Richmond, Atlanta-Metro, and Dallas-Fort Worth facilities, as well as the acquisition of Carpathia. The increase in average annualized rent per leased raised floor square foot, both including and excluding cloud and managed services revenue, is primarily due to the acquisition of Carpathia. The increase in average annualized rent per leased raised floor square foot including cloud and managed service revenue from $346 to $433 is primarily due to the increase in C3 product mix associated with the Carpathia acquisition. As of December 31, 2015, a larger portion of our product mix was attributable to C3 revenue (22% of MRR) compared to December 31, 2014 (11% of MRR). Due to the fact that C3 customers utilize less space than C1/C2 customers in proportion to MRR received, our weighted average rent per square feet price has increased.

Higher recoveries from customers for the year ended December 31, 2015 compared to the year ended December 31, 2014 were primarily due to reimbursements associated with the acquisition of the Princeton facility which contributed $2.8 million to the increase. The remaining increase of $0.6 million in recoveries revenue was primarily attributable to increased utility costs generally related to an increase in usage from customers operating under our metered power model at our Richmond data center contributing $0.6 million to the increase as well as the opening of our Dallas-Fort Worth data center contributing $0.5 million to the increase. These increases were partially offset by $0.5 million of decreased utility costs generally related to a reduction in usage from customers operating under our metered power model at our Sacramento data center. The $3.3 million increase in other revenue for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to higher straight line rent.

Property Operating Costs. Property operating costs for the year ended December 31, 2015 were $104.4 million compared to property operating costs of $71.5 million for the year ended December 31, 2014, an increase of $32.8 million, or 46%. The breakdown of our property operating costs is summarized in the table below (in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Property operating costs:
Direct payroll	$17,309	$11,839	$5,470	46%
Rent	12,912	4,896	8,016	164%
Repairs and maintenance	9,695	5,630	4,065	72%
Utilities	33,097	29,996	3,101	10%
Management fee allocation	15,185	8,646	6,539	76%
Other	16,157	10,511	5,646	54%
Total property operating costs	$104,355	$71,518	$32,837	46%

The acquisitions of Carpathia and the Princeton facility contributed $24.7 million to the total increase in property operating costs for the year ended December 31, 2015, of which $3.3 million related to direct payroll, $8.0 million related to rent expense, $2.0 million related to repairs and maintenance, $2.4 million related to utilities, $5.2 million related to management fee allocation and $3.8 million related to other property operating costs. Management fee allocation for Carpathia facilities is based on 10% of cash revenues for each facility and reflects an allocation of internal charges to cover back-office and service-related costs associated with the day-to-day operations of our data center facilities, with a corresponding offset to general and administrative expenses. The remaining $8.1 million increase in total property operating costs was primarily attributable to the revenue growth and expansion of our existing facilities, which included increased direct payroll allocation of $2.2 million throughout our facilities, $2.0 million of increased repairs and maintenance expense which tends to fluctuate from period to period and will increase with the expansion and lease-up of our facilities, and a $0.7 million increase in utilities expense primarily related to increased utilities usage in our Richmond and Atlanta-Metro facilities as well as the opening of our Dallas-Fort Worth data center, offset by reduced utilities usage at our Sacramento data center, reduced utility rates at our Atlanta-Metro and Atlanta-Suwanee facilities as well as a credit received from Georgia Power related to a retroactive adjustment in billing rates for the current year. In addition, management fee allocation increased $1.3 million (exclusive of the increase attributable to Carpathia and Princeton as discussed above). Management fee allocation for QTS facilities is based on 4% of cash rental revenues for each facility. The remaining $1.9 million increase in other property operating costs was primarily due to higher software license costs as well as higher outside services expenses from consulting fees and outsourcing of our facility security personnel, which resulted in lower direct payroll costs.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the year ended December 31, 2015 were $5.9 million compared to $5.1 million for the year ended December 31, 2014. The increase of $0.8 million, or 15%, was primarily attributable to the acquisition of our Princeton data center as well as an increase in property taxes at our Dallas data center.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2015 was $85.8 million compared to $58.3 million for the year ended December 31, 2014. The increase of $27.5 million, or 47%, was primarily due to depreciation expense of $8.9 million and amortization expense of $6.1 million associated with the Carpathia acquisition, and depreciation expense of $0.4 million and amortization expense of $1.1 million associated with the Princeton acquisition. The remaining increase of $11.0 million was due to additional depreciation of $10.4 million, primarily due to additional depreciation of the Dallas-Fort Worth data center, as well as expansion of the Richmond, Atlanta-Metro and Atlanta-Suwanee data centers, and higher amortization expense of $0.6 million primarily related to a higher level of leasing commissions.

General and Administrative Expenses. General and administrative expenses were $67.8 million for the year ended year ended December 31, 2015 compared to general and administrative expenses of $45.3 million for the year ended December 31, 2014, an increase of $22.5 million, or 50%, of which the acquisition of Carpathia contributed $9.5 million. The remaining increase in general and administrative expenses was attributable to increased advertising expenses of $1.2 million, increased payroll expenses related to sales and marketing personnel of $1.2 million, higher equity-based compensation expense of $2.8 million, higher net payroll costs of $4.0 million, higher temporary personnel and consulting fees of $2.1 million, and other costs of $1.7 million. Other costs were primarily related to increased software license costs, increased travel and entertainment expenses and increased professional fees primarily related to legal expenses, offset by lower repairs and maintenance expense primarily related to computer and software. Total general and administrative expenses were approximately 21.8% and 20.8% of 2015 and 2014 revenues, respectively.

Restructuring Costs. For the year ended December 31, 2014, we incurred $1.3 million in restructuring costs related to severance for various remote employees. No such costs were incurred for the year ended December 31, 2015.

Transaction and Integration Costs. For the year ended December 31, 2015 and 2014 we incurred $4.9 million and $1.0 million, respectively, in costs related to the examination of actual and potential acquisitions. We also recognized $6.3 million in integration costs for the year ended December 31, 2015 related to the acquisition of Carpathia. Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

Interest Expense. Interest expense for the year ended December 31, 2015 was $21.3 million compared to $15.3 million for the year ended December 31, 2014. The increase of $6.0 million, or 39%, was due primarily to an increase in the average debt balance of $216.8 million, primarily as a result of our ongoing developments and expansions and the acquisition of Carpathia. In addition, we recognized a full year of interest costs associated with our $300 million aggregate principal amount of 5.875% Senior Notes Due 2022 (the “Senior Notes”) issuance in July 2014, and we had a higher revolving credit facility balance in the current year along with the assumption of approximately $43.8 million in capital leases as a result of the Carpathia acquisition on June 16, 2015, partially offset by higher capitalized interest during the period due to the growth in construction projects. The average debt balance for the year ended December 31, 2015 was $732.4 million, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 4.24%. This compared to an average debt balance of $515.6 million for the year ended December 31, 2014, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 4.23%. Interest capitalized in connection with our redevelopment activities during the years ended December 31, 2015 and December 31, 2014 was $9.8 million and $6.5 million, respectively.

Other Expense, Net. Other expense for the year ended December 31, 2015 was $0.5 million compared to other expense of $0.9 million for the year ended December 31, 2014. The decrease in other expense of $0.4 million was due to higher write-offs of unamortized deferred financing costs in 2014 primarily related to the repayment of amounts outstanding under the Unsecured Credit Facility, including $75 million outstanding under the term loan, in connection with the issuance of our Senior Notes in July 2014.

Net Income. A summary of the components of the increase in net income of $5.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is as follows (in millions):

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$59.7
Increase in general and administrative expense	(22.5)
Increase in depreciation and amortization	(27.5)
Decrease in restructuring charges	1.3
Increase in transaction and integration costs	(10.3)
Increase in interest expense net of interest income	(6.0)
Increase in tax benefit	10.1
Increase in loss on sale of real estate	(0.2)
Decrease in other expense	0.4
Increase in net income	$5.0

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Changes in revenues and expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 are summarized below (in thousands):

	The Company	The Company and Predecessor
	Year Ended
	December 31,
	2014	2013	$ Change	% Change
Revenues:
Rental	$175,649	$145,306	$30,343	21%
Recoveries from customers	19,194	13,098	6,096	47%
Cloud and managed services	20,231	17,531	2,700	15%
Other	2,715	1,952	763	39%
Total revenues	217,789	177,887	39,902	22%

Operating expenses:
Property operating costs	71,518	60,750	10,768	18%
Real estate taxes and insurance	5,116	4,492	624	14%
Depreciation and amortization	58,282	47,358	10,924	23%
General and administrative	45,283	39,183	6,100	16%
Restructuring	1,298	-	1,298	*
Transaction and integration costs	1,018	118	900	763%
		-
Total operating expenses	182,515	151,901	30,614	20%

Operating income	35,274	25,986	9,288	36%

Other income and expense:
Interest income	8	18	(10)	*
Interest expense	(15,308)	(18,724)	3,416	-18%
Other expense	(871)	(3,430)	2,559	*
Net income	$19,103	$3,850	$15,253	396%

*	not applicable for comparison

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

The acquisition of our Princeton facility contributed $2.6 million to the total increase in property operating costs, of which $0.2 million related to repairs and maintenance, $0.8 million related to utilities, $0.3 million related to management fee allocation, $0.4 million related to direct payroll, and $0.9 million related to other property operating costs. The remaining $8.2 million increase in total property operating costs was attributable to a $4.2 million increase in utilities expense primarily related to increased utility rates in our Atlanta-Metro and Atlanta-Suwanee facilities, increased utilities usage in our Richmond and Santa Clara facilities as well as the opening of our Dallas-Fort Worth data center. Repairs and maintenance expense tends to fluctuate from period to period and increase with the expansion and lease-up of our facilities, contributing $1.2 million to the remaining increase in operating costs. The management fee allocation is based on 4% of cash revenues for each facility and reflects an allocation of internal charges to cover back-office and service-related costs associated with the day-to-day operations of our data center facilities, with a corresponding offset to general and administrative expenses. The remaining $1.5 million increase in other property operating expenses was primarily due to increased outsourcing of our facility security personnel, which resulted in lower direct payroll costs, as well as higher travel and entertainment expenses.

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

General and Administrative Expenses. General and administrative expenses were $45.3 million for the year ended December 31, 2014 compared to general and administrative expenses of $39.2 million for the year ended December 31, 2013, an increase of $6.1 million, or 16%. The increase in general and administrative expenses was attributable to increased advertising expenses of $0.6 million, increased payroll expenses related to sales and marketing personnel of $0.5 million, higher equity-based compensation expense of $1.9 million, higher professional fees primarily related to legal, recruiting and consulting expenses of $1.6 million, increased software license costs of $1.0 million and other costs of $0.5 million. Other costs were primarily related to higher temporary personnel and consulting fees as well as increased director and officer insurance, offset by lower rent expense and net payroll costs. Total general and administrative expenses were approximately 20.8% and 22.0% of 2014 and 2013 revenues, respectively.

Restructuring Costs. For the year ended December 31, 2014 we incurred $1.3 million in restructuring costs related to severance for various remote employees.

Transaction and Integration Costs. For the year ended December 31, 2014 we incurred $1.0 million in costs primarily related to the acquisition of the Princeton facility compared to transaction costs of $0.1 million for the year ended December 31, 2013 related to the examination of proposed acquisitions. Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

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

Net Income. A summary of the components of the increase in net income of $15.3 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 is as follows (in millions):

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$28.5
Increase in general and administrative expense	(6.1)
Increase in depreciation and amortization	(10.9)
Increase in restructuring charges	(1.3)
Increase in transaction and integration costs	(0.9)
Decrease in interest expense net of interest income	3.4
Decrease in other expense	2.6
Increase in net income	$15.3

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

Due to the volatility and nature of certain significant charges and gains recorded in our operating results that management believes are not reflective of our core operating performance and liquidity, management computes an adjusted measure of FFO, which we refer to as Operating FFO. We generally calculate Operating FFO as FFO excluding certain non-routine and often non-cash charges and gains and losses that management believes are not indicative of the results of our operating real estate portfolio. We believe that Operating FFO provides investors with another financial measure that may facilitate comparisons of operating performance and liquidity between periods and, to the extent they calculate Operating FFO on a comparable basis, between REITs.

Adjusted Operating Funds From Operations (“Adjusted Operating FFO”) is a non-GAAP measure that is used as a supplemental operating measure specifically for comparing year over year ability to fund dividend distributions from operating activities. We use Adjusted Operating FFO as a basis to address cash flow and our ability to fund dividend payments. We calculate Adjusted Operating FFO by adding or subtracting from Operating FFO items such as: maintenance capital investment, paid leasing commissions, amortization of deferred financing costs and bond discount, non-real estate depreciation, straight line rent adjustments, and non-cash compensation.

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

A reconciliation of net income to FFO, Operating FFO and Adjusted Operating FFO is presented below:

	Year Ended December 31,
	2015	2014	2013
	(unaudited $ in thousands)
FFO
Net income	$24,129	$19,103	$3,850
Real estate depreciation and amortization	74,224	51,855	42,114
Loss on sale of real estate	164	-	-
FFO	98,517	70,958	45,964

Operating FFO
Write off of unamortized deferred finance costs	468	871	3,430
Restructuring costs	-	1,298	-
Integration costs	6,334	-	-
Transaction costs	4,948	1,018	118
Deferred tax benefit associated with transaction and integration costs	(3,176)	-	-
Non-cash reversal of deferred tax asset valuation allowance	(3,175)	-	-
Operating FFO	103,916	74,145	49,512

Maintenance Capex	(4,745)	(2,684)	(2,538)
Leasing commissions paid	(13,108)	(14,219)	(9,296)
Amortization of deferred financing costs and bond discount	3,424	2,774	2,775
Non real estate depreciation and amortization	11,531	6,427	5,244
Straight line rent revenue and expense	(4,402)	(1,360)	(249)
Non-cash deferred tax benefit from operating results	(3,754)	-	-
Equity-based compensation expense	6,964	4,153	1,960
Adjusted Operating FFO	$99,826	$69,236	$47,408

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

A reconciliation of total revenues to recognized MRR in the period and MRR at period end is presented below:

	Year Ended December 31,
	2015	2014	2013
	(unaudited $ in thousands)
Recognized MRR
Total period revenues (GAAP basis)	$311,083	$217,789	$177,887
Less: Total period recoveries	(22,581)	(19,194)	(13,098)
Total period deferred setup fees	(6,042)	(4,709)	(4,678)
Total period straight line rent and other	(12,677)	(5,692)	(4,532)
Recognized MRR (in the period)	269,783	188,194	155,579

MRR
Total period revenues (GAAP basis)	$311,083	$217,789	$177,887
Less: Total revenues excluding last month	(280,020)	(197,831)	(161,670)
Total revenues for last month of period	31,063	19,958	16,217
Less: Last month recoveries	(1,415)	(1,908)	(1,240)
Last month deferred setup fees	(716)	(372)	(370)
Last month straight line rent and other	(1,443)	(537)	(469)
MRR (at period end) *	$27,489	$17,141	$14,138

* Does not include our booked-not-billed MRR balance, which was $4.0 million, $4.8 million and $2.3 million as of December 31, 2015, 2014 and 2013, respectively.

Net Operating Income (NOI)

We calculate net operating income (“NOI”), as net income (loss), excluding interest expense, interest income, tax expense (benefit) of taxable REIT subsidiaries, depreciation and amortization, write off of unamortized deferred financing costs, gain on extinguishment of debt, transaction and integration costs, gain (loss) on legal settlement, gain (loss) on sale of real estate, restructuring costs and general and administrative expenses. We allocate a management fee charge of 4% of cash revenues for all facilities, with the exception of the leased facilities acquired in 2015 which are allocated a charge of 10% of cash revenues, as a property operating cost and a corresponding reduction to general and administrative expense to cover the day-to-day administrative costs to operate our data centers. The management fee charge is reflected as a reduction to net operating income.

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

A reconciliation of net income (loss) to NOI is presented below:

	Year Ended December 31,
	2015	2014	2013
	(unaudited $ in thousands)
Net Operating Income (NOI)
Net income	$24,129	$19,103	$3,850
Interest expense	21,289	15,308	18,724
Interest income	(2)	(8)	(18)
Depreciation and amortization	85,811	58,282	47,358
Write off of unamortized deferred finance costs	468	871	3,430
Tax benefit of taxable REIT subsidiaries	(10,065)	-	-
Restructuring costs	-	1,298	-
Integration costs	6,334	-	-
Transaction costs	4,948	1,018	118
Loss on sale of real estate	164	-	-
General and administrative expenses	67,783	45,283	39,183
NOI (1)	$200,859	$141,155	$112,645
Breakdown of NOI by facility:
Atlanta-Metro data center	$69,861	$60,734	$52,393
Atlanta-Suwanee data center	41,088	35,509	29,155
Santa Clara data center	14,352	12,739	10,939
Richmond data center	20,959	14,366	10,318
Sacramento data center	7,516	8,470	7,699
Princeton data center	9,461	4,828	-
Dallas-Fort Worth data center	5,547	815	-
Leased data centers acquired in 2015	27,595	-	-
Other data centers	4,480	3,694	2,141
NOI (1)	$200,859	$141,155	$112,645

(1)	Includes facility level general and administrative allocation charges of 4% of cash revenue for all facilities, with the exception of the leased facilities acquired in 2015, which include general and administrative expense allocation charges of 10% of cash revenue. These allocated charges aggregated to $15.2 million, $8.7 million and $7.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

We calculate EBITDA as net income (loss) adjusted to exclude interest expense and interest income, provision (benefit) for income taxes (including income taxes applicable to sale of assets) and depreciation and amortization. Management believes that EBITDA is useful to investors in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base charges (primarily depreciation and amortization) from our operating results.

In addition to EBITDA, we calculate an adjusted measure of EBITDA, which we refer to as Adjusted EBITDA, as EBITDA excluding unamortized deferred financing costs, gains (losses) on extinguishment of debt, transaction and integration costs, equity-based compensation expense, restructuring costs, gain (loss) on legal settlement and gain (loss) on sale of real estate. We believe that Adjusted EBITDA provides investors with another financial measure that can facilitate comparisons of operating performance between periods and between REITs.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is presented below:

	Year Ended December 31,
	2015	2014	2013
	(unaudited $ in thousands)
EBITDA and Adjusted EBITDA
Net income	$24,129	$19,103	$3,850
Interest expense	21,289	15,308	18,724
Interest income	(2)	(8)	(18)
Tax benefit of taxable REIT subsidiaries	(10,065)	-	-
Depreciation and amortization	85,811	58,282	47,358
EBITDA	121,162	92,685	69,914

Write off of unamortized deferred finance costs	468	871	3,430
Equity-based compensation expense	6,964	4,153	1,960
Restructuring costs	-	1,298	-
Integration costs	6,334	-	-
Transaction costs	4,948	1,018	118
Loss on sale of real estate	164	-	-
Adjusted EBITDA	$140,040	$100,025	$75,422

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

We expect that we will incur between $300 million and $350 million in capital expenditures through December 31, 2016 in connection with the redevelopment of our data center facilities. We expect to spend approximately $200 million to $250 million of capital expenditures with vendors on redevelopment, and the remainder on other capital expenditures including capitalized overhead costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. We expect to fund these costs using operating cash flows and draws on our credit facility. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of such expenditures may vary. We continue to evaluate acquisition opportunities, but none are considered probable at this time and therefore the related expenditures are not currently included in these future estimates.

We expect to meet our short-term liquidity needs through operating cash flow, cash and cash equivalents and borrowings under our credit facility.

Our cash paid for capital expenditures, excluding acquisitions, for the years ended December 31, 2015, 2014 and 2013 are summarized in the table below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Redevelopment	$271,583	$156,417	$114,598
Personal property	8,039	10,398	7,706
Maintenance capital expenditures	4,745	2,684	2,538
Capitalized interest, commissions and other overhead costs	35,691	31,646	22,822
Total capital expenditures	$320,058	$201,145	$147,664

Long-Term Liquidity

Our long-term liquidity needs primarily consist of funds for property acquisitions, scheduled debt maturities, payment of principal at maturity of our Senior Notes, funding payments for capital lease and lease financing obligations, and recurring and non-recurring capital expenditures. We may also pursue additional redevelopment of our Atlanta-Metro, Dallas-Fort Worth, Richmond, and Chicago data centers and future redevelopment of other space in our portfolio. The redevelopment of this space, including timing, is at our discretion and will depend on a number of factors, including availability of capital and our estimate of the demand for data center space in the applicable market. We expect to meet our long-term liquidity needs with net cash provided by operations, incurrence of additional long-term indebtedness, borrowings under our credit facility and issuance of additional equity or debt securities, subject to prevailing market conditions, as discussed below.

On November 25, 2014, the SEC declared effective QTS’ universal shelf registration statement allowing QTS to offer, from time to time, up to $1 billion of our Class A common stock, preferred stock, depositary shares representing preferred stock, warrants and rights to purchase our common stock or any combination thereof, subject to the ability of QTS to effect offerings on satisfactory terms based on prevailing conditions. Pursuant to the Operating Partnership’s limited partnership agreement, each time QTS issues shares of stock pursuant to the foregoing programs or other equity offerings, the Operating Partnership issues to QTS, its general partner, an equal number of units for the same price at which the shares were sold, and QTS contributes the net proceeds of such offerings to the Operating Partnership. Our ability to raise funds through sales of common and preferred stock or other securities in the future is dependent on, among other things, general market conditions for REITs, market perceptions about our company and the current trading price of QTS’s Class A common stock. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive or at all. At December 31, 2015, we had approximately $219.4 million remaining under this universal shelf registration statement.

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

On November 30, 2015, GA QTS Interholdco, LLC, a selling stockholder, sold 2,175,000 shares of QTS’ Class A common stock at a price of $41.625 per share in an underwritten public offering. The selling stockholder granted the underwriter a 30-day option to purchase an aggregate of up to an additional 326,250 shares of QTS’ Class A common stock at a price of $41.625 per share, which the underwriter exercised in full. We did not receive any proceeds from the offering of shares by the selling stockholder.

Cash

As of December 31, 2015, we had $8.8 million of unrestricted cash and cash equivalents.

The following tables present quarterly cash dividends and distributions paid to QTS’ common stockholders and the Operating Partnership’s unit holders for the years ended December 31, 2015 and 2014:

Year Ended December 31, 2015
Record Date	Payment Date	Per Common Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
September 18, 2015	October 6, 2015	$0.32	$15.3
June 19, 2015	July 8, 2015	0.32	15.3
March 20, 2015	April 7, 2015	0.32	13.4
December 19, 2014	January 7, 2015	0.29	10.7
		$1.25	$54.7

Year Ended December 31, 2014
Record Date	Payment Date	Per Common Share and Per Unit Rate		Aggregate Dividend/Distribution Amount (in millions)
September 19, 2014	October 7, 2014	$0.29		$10.5
June 20, 2014	July 8, 2014	0.29		10.9
March 20, 2014	April 8, 2014	0.29		10.8
December 20, 2013	January 7, 2014	0.24	*	9.0
		$1.11		$41.2

*	The per common share and per unit rate is prorated. It covers the period beginning October 15, 2013 (the closing date of the IPO) through December 31, 2013 and is based on a full quarter distribution of $0.29 per common share and per unit.
90

Additionally, on January 6, 2016 we paid our regular quarterly cash dividend of $0.32 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on December 17, 2015.

Indebtedness

As of December 31, 2015, we had approximately $871.7 million of indebtedness, including capital lease obligations.

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

In October 2015, we further amended our unsecured credit facility, increasing the total capacity by $250 million and extending the term.  At the same time, we terminated our secured credit facility secured by the Richmond data center. The amended unsecured credit facility has a total capacity of $900 million and includes a $150 million term loan which matures on December 17, 2020, another $150 million term loan which matures on April 27, 2021, and a $600 million revolving credit facility which matures on December 17, 2019, with a one year extension option. Amounts outstanding under the amended unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will vary depending upon our leverage ratio. For revolving credit loans, the spreads range from 1.55% to 2.15% for LIBOR loans and 0.55% to 1.15% for base rate loans. For term loans, the spreads range from 1.50% to 2.10% for LIBOR loans and 0.50% to 1.10% for base rate loans. The amended unsecured credit facility also includes a $200 million accordion feature.

Under the amended unsecured credit facility, the capacity may be increased from the current capacity of $900 million to $1.1 billion subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments. As of December 31, 2015, the interest rate for amounts outstanding under our unsecured credit facility was 1.84%. We also are required to pay a commitment fee to the lenders assessed on the unused portion of the unsecured revolving credit facility. At our election, we can prepay amounts outstanding under the unsecured credit facility, in whole or in part, without penalty or premium.

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

The availability under the amended unsecured revolving credit facility is the lesser of (i) $600 million, (ii) 60% of unencumbered asset pool capitalized value, or (iii) the amount resulting in an unencumbered asset pool debt yield of 14%. In the case of clauses (ii), (iii) and (iv) of the preceding sentence, the amount available under the unsecured revolving credit facility is adjusted to take into account any other unsecured debt and certain capitalized leases. The availability of funds under our unsecured credit facility depends on compliance with our covenants. As of December 31, 2015, we had outstanding $524.0 million of indebtedness under the amended unsecured credit facility, consisting of $224.0 million of outstanding borrowings under our unsecured revolving credit facility and $300.0 million outstanding term loan indebtedness. In connection with the unsecured credit facility, as of December 31, 2015, the Company had an additional $2.0 million letter of credit outstanding.

5.875% Senior Notes due 2022. On July 23, 2014, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the Senior Notes (collectively, the “Issuers”), issued $300 million aggregate principal amount of 5.875% Senior Notes due 2022. The Senior Notes have an interest rate of 5.875% per annum and were issued at a price equal to 99.211% of their face value. The proceeds from the offering were used to repay amounts outstanding under the unsecured credit facility, including $75 million outstanding under the term loan. The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries, receivables entities and 2470 Satellite Boulevard, LLC, which is a Delaware limited liability company formed in December 2015 to acquire an office building in Duluth, Georgia) and future subsidiaries that guarantee any indebtedness of QTS, the Issuers or any other subsidiary guarantor. QTS Realty Trust, Inc. will not initially guarantee the Senior Notes and will not be required to guarantee the Senior Notes except under certain circumstances. The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of July 23, 2014, among QTS, the Operating Partnership, QTS Finance Corporation, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”).

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

Richmond Secured Credit Facility. In December 2012, we entered into a credit facility secured by our Richmond data center (the “Richmond Credit Facility”). The proceeds from our Richmond Credit Facility was required to be used solely to finance the development of the Richmond property into a data center and to repay indebtedness under our unsecured credit facility. The Richmond Credit Facility required us to comply with covenants similar to the unsecured credit facility.

As amended on June 30, 2014, the Richmond Credit Facility had a stated maturity of June 30, 2019, and a capacity of $120 million with an accordion feature to provide for total borrowing capacity of up to $200 million. The interest rate for LIBOR loans ranged from 2.10% to 2.85%, with the rate determined by the overall leverage ratio as defined in the agreement.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015, including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (in thousands):

Obligations	2016	2017	2018	2019	2020	Thereafter	Total

Operating Leases	$12,211	$10,570	$9,886	$8,327	$8,062	$79,469	$128,525
Capital Leases and Lease Financing Obligations	12,558	12,388	8,804	2,461	2,190	11,360	49,761
Future Principal Payments of Indebtedness (1)	-	-	-	224,002	150,000	450,000	824,002
Total (2)	$24,769	$22,958	$18,690	$234,790	$160,252	$540,829	$1,002,288

(1)	Does not include discount on Senior Notes reflected at December 31, 2015 or letter of credit of $2.0 million outstanding as of December 31, 2015 under our unsecured credit facility.

(2)	Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facilities, mortgages, capital leases and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of December 31, 2015 (in thousands):

2016	2017	2018	2019	2020	Thereafter	Total
$29,586	$29,265	$28,980	$28,502	$21,277	$29,523	$167,133

Off-Balance Sheet Arrangements

We utilize derivatives to manage our interest rate exposure. During February 2012, we entered into two interest rate swaps with an aggregate notional amount of $150 million which qualified for hedge accounting treatment. These interest rate swaps, which matured on September 28, 2014, were designated as a cash flow hedge of future interest payments. We perform assessments of hedging effectiveness, and any ineffectiveness is recorded in interest expense. There was no ineffectiveness for the periods ended December 31, 2015 or 2014. As of December 31, 2015, we did not have any interest rate hedges outstanding.

Cash Flows

	Year Ended December 31,
(in thousands)	2015	2014	2013
Cash flow provided by (used for):
Operating activities	$109,258	$73,757	$60,146
Investing activities	(612,095)	(292,209)	(168,838)
Financing activities	500,853	224,030	105,670

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Cash flow provided by operating activities was $109.3 million for the year ended December 31, 2015, compared to $73.8 million for the year ended December 31, 2014. The increased cash flow provided by operating activities of $35.5 million was primarily due to an increase in cash operating income of $30.2 million as well as an increase in cash flow associated with net changes in working capital of $5.3 million primarily relating to changes in accounts payable and accrued liabilities, deferred income, other assets and prepaid expenses.

Cash flow used for investing activities increased by $319.9 million to $612.1 million for the year ended December 31, 2015, compared to $292.2 million for the year ended December 31, 2014. The increase was primarily due to higher net cash outflow for acquisitions which was $201.6 million greater in 2015 and higher cash paid for capital expenditures primarily related to redevelopment of our Dallas-Fort Worth, Atlanta-Metro, Richmond and Chicago data centers of $118.9 million. These expenditures include capitalized soft costs such as interest, payroll and other costs to redevelop properties, which were, in the aggregate, $20.6 million and $17.1 million for the years ended December 31, 2015 and 2014, respectively.

Cash flow provided by financing activities was $500.9 million for the year ended December 31, 2015, compared to $224.0 million for the year ended December 31, 2014. The increase was primarily due to net proceeds from equity offerings completed in March and June 2015 totaling $369.4 million, higher net proceeds of $6.0 million under our unsecured credit facility and Senior Notes (which were issued in 2014) and reduced payments on deferred financing costs of $6.2 million. Partially offsetting this increase was an increase in mortgage principal debt repayments of $84.4 million due to paying off the Atlanta-Metro equipment loan and Richmond Credit Facility in full during 2015, an increase in payments of cash dividends to common stockholders of $13.7 million which was due to the increase in shares outstanding related to the March 2015 and June 2015 equity issuances and a higher dividend rate, and an increase in principal payments on capital lease obligations of $6.9 million.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our predecessor’s historical financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 of our audited financial statements included elsewhere in this Form 10-K. We describe below accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of December 31, 2015.

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

Intangible Assets and Liabilities. Intangible assets and liabilities include acquired above-market leases, below-market leases, in-place leases, customer relationships, trade names and platform. Acquired above-market leases are amortized on a straight-line basis as a decrease to rental revenue over the remaining term of the underlying leases. Acquired below-market leases are amortized on a straight-line basis as an increase to rental revenue over the remaining term of the underlying leases, including fixed option renewal periods, if any. Acquired in-place lease costs are amortized as real estate amortization expense on a straight-line basis over the remaining life of the underlying leases. Acquired customer relationships are amortized as real estate amortization expense on a straight-line basis over the expected life of the customer relationship. Should a customer terminate its lease, the unamortized portions of the acquired above-market and below-market leases, acquired in-place lease costs and acquired customer relationships associated with that customer are written off to amortization expense or rental revenue, as indicated above. Acquired trade names are amortized as real estate amortization expense on a straight-line basis over their remaining useful lives. Acquired platform intangibles are amortized as non-real estate amortization expense on a straight-line basis over their remaining useful lives.

Impairment of Long-Lived Assets and Goodwill. Whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, we assess whether there has been impairment in the value of long-lived assets used in operations or in development and intangible assets. Recoverability of assets to be held and used is generally measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value.

The fair value of goodwill is the consideration transferred which is not allocable to identifiable intangible and tangible assets. Goodwill is subject to at least an annual assessment for impairment. As a result of the Carpathia acquisition, the Company recognized approximately $182 million in goodwill. In connection with the goodwill impairment evaluation that the Company performed on October 1, 2015, the Company determined qualitatively that there were no indicators of impairment, thus it did not perform a quantitative analysis.

Deferred Costs. Deferred costs, net on our balance sheet includes both financing costs and leasing costs. Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Deferred leasing costs consist of external fees and internal costs incurred in the successful negotiations of leases and are deferred and amortized to real estate amortization expense over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense.

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

The Operating Partnership also includes certain partners that are subject to a taxable income allocation, however, not entitled to receive recurring distributions. The partnership agreement does stipulate however, to the extent that taxable income is allocated to these partners that the partnership will make a distribution to these partners equal to the lesser of the actual per unit distributions made to Class A partners or an estimated amount to cover federal, state and local taxes on the allocated taxable income. No distributions related to allocated taxable income were made to these partners for the year ended December 31, 2015; however, a distribution of approximately $200,000 was made to Class O LTIP holders during the second quarter of 2014.

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

As of December 31, 2015, we had outstanding $524.0 million of consolidated indebtedness that bore interest at variable rates.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. A 1% increase in interest rates would increase the interest expense on the $524.0 million of variable indebtedness outstanding as of December 31, 2015 by approximately $5.2 million annually. Conversely, a decrease in the LIBOR rate to 0% would decrease the interest expense on this $524.0 million of variable indebtedness outstanding by approximately $2.2 million annually based on the one month LIBOR rate of approximately 0.4% as of December 31, 2015.

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

QTS Realty Trust, Inc.

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended December 31, 2015, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QTS’ disclosure controls and procedures are effective to ensure that information required to be disclosed by QTS in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control system was designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

We acquired Carpathia Hosting, Inc. on June 16, 2015, and management excluded it from its assessment of the effectiveness of QTS Realty Trust, Inc.'s internal control over financial reporting as of December 31, 2015. Carpathia Hosting, Inc.'s internal control over financial reporting constituted $381.5 million and $297.0 million of total and net assets, respectively, as of December 31, 2015 and $49.2 million and $2.3 million of revenues and net income, respectively, for the year then ended.

As of December 31, 2015, management assessed the effectiveness of QTS Realty Trust, Inc.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has concluded that, as of December 31, 2015, QTS Realty Trust, Inc.’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, has audited QTS Realty Trust, Inc.’s consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-3, on the effectiveness of QTS Realty Trust, Inc.’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

QualityTech, LP

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended December 31, 2015, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QualityTech, LP’s disclosure controls and procedures are effective to ensure that information required to be disclosed by QualityTech, LP in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control system was designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

We acquired Carpathia Hosting, Inc. on June 16, 2015, and management excluded it from its assessment of the effectiveness of QualityTech, LP’s internal control over financial reporting as of December 31, 2015. Carpathia Hosting, Inc.'s internal control over financial reporting constituted $381.5 million and $297.0 million of total and net assets, respectively, as of December 31, 2015 and $49.2 million and $2.3 million of revenues and net income, respectively, for the year then ended.

As of December 31, 2015, management assessed the effectiveness of QualityTech, LP’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has concluded that, as of December 31, 2015, QualityTech, LP’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in QualityTech, LP’s internal control over financial reporting during the three months ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors is incorporated herein by reference from the section entitled “Proposal One: Election of Directors—Nominees for Election as Directors” in the Company’s definitive Proxy Statement (“2016 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company’s Annual Meeting of Stockholders to be held on May 4, 2016. The 2016 Proxy Statement will be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2015.

The information regarding executive officers is incorporated herein by reference from the section entitled “Executive Officers” in the Company’s 2016 Proxy Statement.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2016 Proxy Statement.

The information regarding the Company’s code of business conduct and ethics is incorporated herein by reference from the sections entitled “Corporate Governance and Board Matters—Code of Business Conduct and Ethics” in the Company’s 2016 Proxy Statement.

The information regarding the Company’s audit committee, its members and the audit committee financial experts is incorporated by reference herein from the section entitled “Corporate Governance and Board Matters—Committees of the Board—Audit Committee” in the Company’s 2016 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information included under the following captions in the Company’s 2016 Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers,” “Corporate Governance and Board Matters—Compensation of Directors” and “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Executive Officers—Equity Compensation Plan Information” in the Company’s 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons and director independence is incorporated herein by reference from the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Matters—Corporate Governance Profile” in the Company’s 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal auditor fees and services and the audit committee’s pre-approval policies are incorporated herein by reference from the sections entitled “Proposal Four: Ratification of the Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Proposal Four: Ratification of the Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in the Company’s 2016 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a list of documents filed as a part of this report:

(1)	Financial Statements

Included herein at pages F-1 through F-35.

(2)	Financial Statement Schedules

The following financial statement schedules are included herein at pages F-36 through F-38:

Schedule II—Valuation and Qualifying Accounts

Schedule III—Real Estate Investments

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions, are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

(3)	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 105 through 111 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: February 29, 2016	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: February 29, 2016	/s/ William H. Schafer
William H. Schafer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

DATE: February 29, 2016	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: February 29, 2016	/s/ John W. Barter
John W. Barter
Director

DATE: February 29, 2016	/s/ William O. Grabe
William O. Grabe
Director

DATE: February 29, 2016	/s/ Catherine R. Kinney
Catherine R. Kinney
Director

DATE: February 29, 2016	/s/ Peter A. Marino
Peter A. Marino
Director

DATE: February 29, 2016	/s/ Scott D. Miller
Scott D. Miller
Director

DATE: February 29, 2016	/s/ Philip P. Trahanas
Philip P. Trahanas
Director

DATE: February 29, 2016	/s/ Stephen E. Westhead
Stephen E. Westhead
Director

Exhibit Number	Exhibit Description

2.1	Stock Purchase Agreement dated May 6, 2015 by and among Quality Technology Services Holding, LLC, Carpathia Holdings, LLC and Carpathia Acquisition, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 12, 2015)

2.2	First Amendment to Stock Purchase Agreement dated June 12, 2015 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 19, 2015)

3.1	Articles of Amendment and Restatement of QTS Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

3.2	Amended and Restated Bylaws of QTS Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

4.1	Form of Specimen Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

4.2	Indenture, dated July 23, 2014, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., certain subsidiaries of QualityTech, LP and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2014)

4.3	Supplemental Indenture, dated as of December 22, 2014, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of July 23, 2014, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 23, 2015)

4.4	Supplemental Indenture, dated as of September 28, 2015, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of July 23, 2014, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed with the SEC on November 6, 2015)

4.5	Registration Rights Agreement, dated July 23, 2014, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., certain subsidiaries of QualityTech, LP and Deutche Bank Securities Inc., KeyBanc Capital Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of the initial purchasers (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on July 25, 2014)

10.1	Fifth Amended and Restated Agreement of Limited Partnership of QualityTech, LP dated October 15, 2013 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

10.2	Employment Agreement dated as of August 15, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and Chad L. Williams† (Incorporate by reference to Exhibit 10.4 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.3	Amended and Restated Employment Agreement dated as of August 14, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and William H. Schafer† (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.4	Employment Agreement dated as of June 15, 2012 by and among QualityTech GP, LLC, QualityTech, LP and James H. Reinhart† (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.5	Amendment No. 1 to Employment Agreement dated as of August 14, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and James H. Reinhart† (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.6	Employment Agreement dated as of June 29, 2012 by and among QualityTech GP, LLC, QualityTech, LP and Daniel T. Bennewitz† (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.7	Amendment No. 1 to Employment Agreement dated as of August 14, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and Daniel T. Bennewitz† (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.8	Employment Agreement dated as of August 1, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and Jeffrey H. Berson† (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.9	Amendment No. 1 to Employment Agreement dated as of August 14, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and Jeffrey H. Berson† (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.10	Employment Agreement dated as of August 14, 2013 by and among QualityTech GP, LLC, QualityTech, LP, Quality Technology Services, LLC and Shirley E. Goza† (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-11 filed with the SEC on August 16, 2013)

10.11	Employment Agreement dated as of February 16, 2015 by and among QualityTech, LP, QTS Realty Trust, Inc., Quality Technology Services, LLC and Stanley M. Sword† (Incorporated by reference to Exhibit 10.10 to QualityTech, LP’s Registration Statement on Form S-4/A filed with the SEC on March 19, 2015)

10.12	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Chad L. Williams† (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.13	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and William H. Schafer† (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.14	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and James H. Reinhart† (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.15	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Daniel T. Bennewitz† (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.16	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Jeffrey H. Berson† (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.17	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Shirley E. Goza† (Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.18	Indemnification Agreement dated as of February 16, 2015 by and between QTS Realty Trust, Inc. and Stanley M. Sword†

10.19	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and John W. Barter† (Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.20	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and William O. Grabe† (Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.21	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Catherine R. Kinney† (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.22	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Peter A. Marino† (Incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.23	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Scott D. Miller† (Incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.24	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Philip P. Trahanas† (Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.25	Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Stephen E. Westhead† (Incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.26	Non-Competition Agreement dated as of June 29, 2012 by and among Quality Technology Services, LLC and James H. Reinhart† (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.27	Non-Competition Agreement dated as of June 29, 2012 by and among Quality Technology Services, LLC and Daniel T. Bennewitz† (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.28	Registration Rights Agreement dated October 15, 2013 by and among QTS Realty Trust, Inc. and the parties listed on Schedule I thereto (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

10.29	Amended and Restated Registration Rights Agreement dated October 15, 2013 by and among QTS Realty Trust, Inc., QualityTech GP, LLC and GA QTS Interholdco, LLC (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

10.30	Amended and Restated Registration Rights Agreement dated October 15, 2013 by and among QTS Realty Trust, Inc., QualityTech GP, LLC, Chad L. Williams and certain entities owned or controlled by Chad L. Williams (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

10.31	Tax Protection Agreement dated as of October 15, 2013 by and among QTS Realty Trust, Inc., QualityTech, LP and the signatories party thereto (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

10.32	QualityTech, LP 2010 Equity Incentive Plan† (Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.33	Amendment No. 1 to Qualitytech, LP 2010 Equity Incentive Plan† (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.34	Form of Class O Unit Award Agreement (Time-Based Vesting) under QualityTech, LP 2010 Equity Incentive Plan† (Incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.35	Form of Class O Unit Award Agreement (Performance-Based Vesting) under QualityTech, LP 2010 Equity Incentive Plan† (Incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.36	Form of Class O Unit Award Agreement under QualityTech, LP 2010 Equity Incentive Plan† (Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.37	Form of Class RS Unit Award Agreement (Time-Based Vesting) under QualityTech, LP 2010 Equity Incentive Plan† (Incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.38	Form of Class RS Unit Award Agreement (Performance-Based Vesting) under QualityTech, LP 2010 Equity Incentive Plan† (Incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.39	QTS Realty Trust, Inc. 2013 Equity Incentive Plan† (Incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

10.40	Amendment No. 1 to QTS Realty Trust, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 23, 2015)†

10.41	Amendment No. 2 to QTS Realty Trust, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 6, 2015)†

10.42	Form of Restricted Shares Agreement under QTS Realty Trust, Inc. 2013 Equity Incentive Plan† (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 6, 2013)

10.43	Form of Non-Qualified Option Agreement under QTS Realty Trust, Inc. 2013 Equity Incentive Plan† (Incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.44	Employee Stock Purchase Plan, effective July 1, 2015 (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the SEC on June 17, 2015)

10.45	Fourth Amended and Restated Credit Agreement dated as of October 27, 2015 by and among QualityTech, LP, as borrower, KeyBank National Association, as agent, the lenders party thereto, Bank of America, N.A., Citizens Bank, National Association f/k/a RBS Citizens, N.A., Deutsche Bank Securities Inc., Regions Bank, SunTrust Bank and Toronto Dominion (Texas) LLC, as co-syndication agents, and KeyBanc Capital Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Regions Capital Markets, as joint lead arrangers and joint bookrunners (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 2, 2015)

10.46	Second Amended and Restated Unconditional Guaranty of Payment and Performance dated as of October 27, 2015 by QTS Realty Trust, Inc. (to KeyBank National Association) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 2, 2015)

10.47	Ground Lease, dated October 2, 1997, by and between Mission-West Valley Land Corporation, as landlord, and Nexus Properties, Inc., Kinetic Systems, Inc., Digital Square, Inc., R. Darrell Gary, Michael J. Reidy and Michael J. Reidy as trustee of the Ronald Bonaguidi irrevocable trust, together as tenants (Incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.48	First Amendment to Ground Lease, dated April 29, 1998, by and between Mission-West Valley Land Corporation, as landlord, and Nexus Properties, Inc., Kinetic Systems, Inc., R. Darrell Gary, Michael J. Reidy and Michael J. Reidy as trustee of the Ronald Bonaguidi irrevocable trust, together as tenants (Incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.49	Second Amendment to Ground Lease, dated September 24, 2009, by and between Mission-West Valley Land Corporation, as landlord, and Quality Investment Properties Santa Clara, LLC, Chad L. Williams (Incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.50	Third Amendment to Ground Lease, dated November 17, 2011, by and between Mission-West Valley Land Corporation, as landlord, and Quality Investment Properties Santa Clara, LLC, Chad L. Williams (Incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.51	Lease Agreement, dated January 1, 2009, by and between Quality Investment Properties-Williams Center, L.L.C. and Quality Technology Services Lenexa, LLC (Incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.52	First Amendment to Lease, dated March 1, 2013, by and between Quality Investment Properties-Williams Center, L.L.C. and Quality Technology Services Lenexa, LLC (Incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013)

10.53	Second Amendment to Lease, dated December 1, 2013, by and between Quality Investment Properties-Williams Center, L.L.C. and Quality Technology Services Lenexa, LLC (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2014)

10.54	Third Amendment to Lease, dated May 1, 2014, by and between Quality Investment Properties-Williams Center, L.L.C. and Quality Technology Services Lenexa, LLC (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2014)

10.55	Contract of Sale by and between Quality Investment Properties East Windsor, LLC and McGraw Hill Financial, Inc. dated as of June 30, 2014 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 3, 2014)

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries of QTS Realty Trust, Inc. and QualityTech, LP

23.1	Consent of Ernst & Young, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QualityTech, LP)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QualityTech, LP)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (QualityTech, LP)

101

The following materials from QTS Realty Trust, Inc.’s and QualityTech, LP’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of equity and partners’ capital, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements

†	Denotes a management contract or compensatory plan, contract or arrangement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of QTS Realty Trust, Inc. and QualityTech, LP

Page

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements of QTS Realty Trust, Inc.:

Consolidated Balance Sheets as of December 31, 2015 and 2014	F-5

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2015 and 2014, and the period from October 15, 2013 through December 31, 2013, and the period from January 1, 2013 through October 14, 2013	F-6

Consolidated Statements of Equity for the years ended December 31, 2015 and 2014, and the period from October 15, 2013 through December 31, 2013, and the period from January 1, 2013 through October 14, 2013	F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and the period from October 15, 2013 through December 31, 2013, and the period from January 1, 2013 through October 15, 2013	F-8

Consolidated Financial Statements of QualityTech, LP:

Consolidated Balance Sheets as of December 31, 2015 and 2014	F-9

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013	F-10

Consolidated Statements of Partners’ Capital for the years ended December 31, 2015, 2014 and 2013	F-11

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	F-12

Notes to QTS Realty Trust, Inc. and QualityTech, LP Consolidated Financial Statements	F-13

Supplemental Schedule—Schedule II—Valuation and Qualifying Accounts	F-36

Supplemental Schedule—Schedule III—Real Estate and Accumulated Depreciation	F-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of QTS Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of QTS Realty Trust, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2015 and 2014 and for the period from May 17, 2013 to December 31, 2013 of QTS Realty Trust, Inc. and subsidiaries and the related consolidated statements of comprehensive income, partners’ capital, and cash flows for the period from January 1, 2013 to October 14, 2013 of Quality Tech, LP (as predecessor). Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of QTS Realty Trust, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years ended December 31, 2015 and 2014 and for the period from May 17, 2013 through December 31, 2013 of QTS Realty Trust, Inc’s. and the consolidated results of its operations and its cash flows for the period from January 1, 2013 through October 14, 2013 of QualityTech, LP (as predecessor), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QTS Realty Trust's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst and Young, LLP

Kansas City, MO

February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of QTS Realty Trust, Inc.

We have audited QTS Realty Trust, Inc.’s (the "Company") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). QTS Realty Trust's Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management Report on Assessment of Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Carpathia Hosting, Inc., which is included in the 2015 consolidated financial statements of QTS Realty Trust, Inc’s. and constituted $381.5 million and $297.0 million of total and net assets, respectively, as of December 31, 2015 and $49.2 million and $2.3 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of QTS Realty Trust, Inc. also did not include an evaluation of the internal control over financial reporting of Carpathia Hosting, Inc.

In our opinion, QTS Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of QTS Realty Trust, Inc. and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst and Young, LLP

Kansas City, MO

February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of QTS Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of QualityTech, LP as of December 31, 2015 and 2014, and the related consolidated statements comprehensive income, partners' capital and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of QualityTech, LP at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst and Young, LLP

Kansas City, MO

February 29, 2016

QTS REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands except share data)

	December 31, 2015	December 31, 2014

ASSETS
Real Estate Assets
Land	$57,112	$48,577
Buildings and improvements	1,180,386	914,286
Less: Accumulated depreciation	(239,936)	(180,167)
	997,562	782,696
Construction in progress	345,655	214,719
Real Estate Assets, net	1,343,217	997,415
Cash and cash equivalents	8,804	10,788
Rents and other receivables, net	28,233	15,579
Acquired intangibles, net	115,702	18,000
Deferred costs, net	40,212	37,058
Prepaid expenses	6,502	3,079
Goodwill	181,738	-
Other assets, net	33,101	24,640
TOTAL ASSETS	$1,757,509	$1,106,559

LIABILITIES
Unsecured credit facility	$524,002	$239,838
Senior notes, net of discount	297,976	297,729
Mortgage notes payable	-	86,600
Capital lease and lease financing obligations	49,761	13,062
Accounts payable and accrued liabilities	95,924	64,607
Dividends and distributions payable	15,378	10,705
Advance rents, security deposits and other liabilities	18,798	3,302
Deferred income taxes	18,813	-
Deferred income	16,991	10,531
TOTAL LIABILITIES	1,037,643	726,374
EQUITY
Common stock, $0.01 par value, 450,133,000 shares authorized, 41,225,784 and 29,408,138 shares issued and outstanding as of December 31, 2015 and 2014, respectively	412	294
Additional paid-in capital	670,275	324,917
Accumulated dividends in excess of earnings	(52,732)	(22,503)
Total stockholders’ equity	617,955	302,708
Noncontrolling interests	101,911	77,477
TOTAL EQUITY	719,866	380,185
TOTAL LIABILITIES AND EQUITY	$1,757,509	$1,106,559

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands except share and per share data)

	The Company			Historical Predecessor
			For the period	For the period
			October 15, 2013	January 1, 2013
			through	through
	Year Ended December 31,		December 31,	October 14,
	2015	2014	2013	2013
Revenues:
Rental	$230,510	$175,649	$33,304	$112,002
Recoveries from customers	22,581	19,194	2,674	10,424
Cloud and managed services	51,994	20,231	4,074	13,457
Other	5,998	2,715	410	1,542
Total revenues	311,083	217,789	40,462	137,425
Operating Expenses:
Property operating costs	104,355	71,518	13,482	47,268
Real estate taxes and insurance	5,869	5,116	1,016	3,476
Depreciation and amortization	85,811	58,282	11,238	36,120
General and administrative	67,783	45,283	8,457	30,726
Restructuring	-	1,298	-	-
Transaction and integration costs	11,282	1,018	66	52
Total operating expenses	275,100	182,515	34,259	117,642
Operating income	35,983	35,274	6,203	19,783

Other income and expenses:
Interest income	2	8	1	17
Interest expense	(21,289)	(15,308)	(2,049)	(16,675)
Other expense, net	(468)	(871)	(153)	(3,277)
Income (loss) before taxes and loss on sale of real estate	14,228	19,103	4,002	(152)
Tax benefit of taxable REIT subsidiaries	10,065	-	-	-
Loss on sale of real estate	(164)	-	-	-
Net income	24,129	19,103	4,002	(152)
Net income attributable to noncontrolling interests	(3,803)	(4,031)	(848)	-
Net income attributable to QTS Realty Trust, Inc.	20,326	15,072	3,154	(152)
Unrealized gain on swap	-	-	74	220
Comprehensive income	$20,326	$15,072	$3,228	$68

Net income per share attributable to common shares:
Basic	$0.54	$0.52	$0.11	N/A
Diluted	0.53	0.51	0.11	N/A

Weighted average common shares outstanding:
Basic	37,568,109	29,054,576	28,972,774	N/A
Diluted	45,353,170	37,133,584	36,794,215	N/A

 See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

						Accumulated	Accumulated	Total
	Partnership	Partners'	Common stock		Additional	other comprehensive	dividends in	stockholders'	Noncontrolling
	units	Capital	Shares	Amount	paid-in capital	income (loss)	excess of earnings	equity	interest	Total
Balance January 1, 2013	22,174	$121,679	-	$-	$-	$-	$-	$-	$-	$121,679
Equity-based compensation expense, net of equity awards repurchased	-	1,369	-	-	-	-	-	-	-	1,369
Member advances exchanged for LP units	400	10,000	-	-	-	-	-	-	-	10,000
Partnership distributions	-	(7,633)	-	-	-	-	-	-	-	(7,633)
Other comprehensive loss	-	220	-	-	-	-	-	-	-	220
Net loss	-	(152)	-	-	-	-	-	-	-	(152)
Balance October 14, 2013	22,574	$125,483	-	$-	$-	$-	$-	$125,483	$-	$125,483

Reclassify partners' capital	(22,574)	(125,483)	14,776	148	39,338	-	-	(85,997)	85,997	-
Net proceeds from IPO	-	-	14,197	141	278,918	-	-	279,059	-	279,059
Equity-based compensation expense	-	-	-	-	578	-	-	578	-	578
Other comprehensive loss	-	-	-	-	-	(357)	-	(357)	(96)	(453)
Dividend to shareholders	-	-	-	-	-	-	(6,953)	(6,953)	-	(6,953)
Distribution to noncontrolling interest	-	-	-	-	-	-	-	-	(2,012)	(2,012)
Net income	-	-	-	-	-	-	3,154	3,154	848	4,002
Balance December 31, 2013	-	$-	28,973	$289	$318,834	$(357)	$(3,799)	$314,967	$84,737	$399,704

Issuance of shares through equity award plan	-	-	165	5	(5)	-	-	-	-	-
Reclassification of noncontrolling interest upon conversion of partnership units to common stock	-	-	270	-	2,811	-	-	2,811	(2,811)	-
Equity-based compensation expense	-	-	-	-	3,277	-	-	3,277	876	4,153
Other comprehensive gain	-	-	-	-	-	357	-	357	96	453
Dividend to shareholders	-	-	-	-	-	-	(33,776)	(33,776)	-	(33,776)
Distribution to noncontrolling interests	-	-	-	-	-	-	-	-	(9,452)	(9,452)
Net income	-	-	-	-	-	-	15,072	15,072	4,031	19,103
Balance December 31, 2014	-	$-	29,408	$294	$324,917	$-	$(22,503)	$302,708	$77,477	$380,185

Issuance of shares through equity award plan	-	-	338	3	(3)	-	-	-	(644)	(644)
Reclassification of noncontrolling interest upon conversion of partnership units to common stock	-	-	730	7	9,239		-	9,246	(9,246)	-
Equity-based compensation expense	-	-	-	-	5,866	-	-	5,866	1,098	6,964
Net proceeds from equity offering	-	-	10,750	108	330,256	-	-	330,364	38,300	368,664
Dividends to shareholders	-	-	-	-	-	-	(50,555)	(50,555)	-	(50,555)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(8,877)	(8,877)
Net income	-	-	-	-	-	-	20,326	20,326	3,803	24,129
Balance December 31, 2015	-	$-	41,226	$412	$670,275	$-	$(52,732)	$617,955	$101,911	$719,866

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(in thousands)

	The Company			Historical Predecessor
			For the period	For the period
			October 15, 2013	January 1, 2013
			through	through
	Year Ended		December 31,	October 14,
Cash flow from operating activities:	2015	2014	2013	2013
Net income (loss)	$24,129	$19,103	$4,002	$(152)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	83,488	55,327	10,636	34,624
Amortization of deferred loan costs	3,181	2,673	496	2,281
Amortization of senior notes discount	247	98	-	-
Equity-based compensation expense	6,964	4,153	578	1,382
Bad debt expense	1,323	600	371	174
Write off of deferred loan costs	468	870	153	2,031
Deferred tax benefit	(10,065)	-	-	-
Loss on sale of property	164	-	-	-
Non-cash integration costs	3,117	-	-	-
Changes in operating assets and liabilities
Rents and other receivables, net	(1,138)	(1,745)	(2,419)	(617)
Prepaid expenses	(2,182)	(1,266)	678	(1,464)
Restricted cash	-	-	-	146
Other assets	(5,016)	(73)	(463)	486
Accounts payable and accrued liabilities	8,938	(8,663)	15,061	(9,234)
Advance rents, security deposits and other liabilities	(763)	41	6	244
Deferred income	(3,597)	2,639	536	610
Net cash provided by operating activities	109,258	73,757	29,635	30,511
Cash flow from investing activities:
Proceeds from sale of property	648	-	-	-
Acquisitions, net of cash acquired	(292,685)	(91,064)	-	(21,174)
Additions to property and equipment	(320,058)	(201,145)	(47,963)	(99,701)
Net cash used in investing activities	(612,095)	(292,209)	(47,963)	(120,875)
Cash flow from financing activities:
Credit facility proceeds	671,162	270,500	14,500	563,500
Senior Notes proceeds	-	297,633	-	-
Debt repayment	(386,998)	(290,000)	(278,000)	(456,994)
Payment of deferred financing costs	(3,649)	(9,864)	(990)	(4,483)
Payment of cash dividends	(45,892)	(32,198)	-	-
Distribution to noncontrolling interests	(8,865)	(9,049)	-	-
Partnership distributions	-	-	-	(7,633)
Repurchase of equity awards	-	-	-	(13)
Principal payments on capital lease obligations	(7,677)	(753)	(180)	(496)
Mortgage principal debt repayments	(86,600)	(2,239)	(359)	(2,057)
Equity proceeds, net of costs	369,372	-	280,841	(1,966)
Net cash provided by financing activities	500,853	224,030	15,812	89,858

Net (decrease) increase in cash and cash equivalents	(1,984)	5,578	(2,516)	(506)
Cash and cash equivalents, beginning of period	10,788	5,210	7,726	8,232
Cash and cash equivalents, end of period	$8,804	$10,788	$5,210	$7,726
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$18,027	$4,950	$1,995	$15,974
Noncash investing and financing activities:
Accrued capital additions	$52,552	$39,129	$39,801	$20,939
Accrued deferred financing costs	$1	$2,858	$-	$990
Accrued equity issuance costs	$57	$-	$364	$257
Capital lease and lease financing obligations assumed	$43,832	$-	$-	$-
Member advances exchanged for LP units	$-	$-	$-	$10,000

See accompanying notes to financial statements.

QUALITYTECH, LP

CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands except share data)

	December 31, 2015	December 31, 2014

ASSETS
Real Estate Assets
Land	$57,112	$48,577
Buildings and improvements	1,180,386	914,286
Less: Accumulated depreciation	(239,936)	(180,167)
	997,562	782,696
Construction in progress	345,655	214,719
Real Estate Assets, net	1,343,217	997,415
Cash and cash equivalents	8,804	10,788
Rents and other receivables, net	28,233	15,579
Acquired intangibles, net	115,702	18,000
Deferred costs, net	40,212	37,058
Prepaid expenses	6,502	3,079
Goodwill	181,738	-
Other assets, net	33,101	24,640
TOTAL ASSETS	$1,757,509	$1,106,559

LIABILITIES
Unsecured credit facility	524,002	239,838
Senior notes, net of discount	297,976	297,729
Mortgage notes payable	-	86,600
Capital lease and lease financing obligations	49,761	13,062
Accounts payable and accrued liabilities	95,924	64,607
Dividends and distributions payable	15,378	10,705
Advance rents, security deposits and other liabilities	18,798	3,302
Deferred income taxes	18,813	-
Deferred income	16,991	10,531
TOTAL LIABILITIES	1,037,643	726,374
PARTNERS' CAPITAL
Partners' capital	719,866	380,185
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$1,757,509	$1,106,559

See accompanying notes to financial statements.

QUALITYTECH, LP

CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rental	$230,510	$175,649	$145,306
Recoveries from customers	22,581	19,194	13,098
Cloud and managed services	51,994	20,231	17,531
Other	5,998	2,715	1,952
Total revenues	311,083	217,789	177,887
Operating Expenses:
Property operating costs	104,355	71,518	60,750
Real estate taxes and insurance	5,869	5,116	4,492
Depreciation and amortization	85,811	58,282	47,358
General and administrative	67,783	45,283	39,183
Restructuring	-	1,298	-
Transaction and integration costs	11,282	1,018	118
Total operating expenses	275,100	182,515	151,901
Operating income	35,983	35,274	25,986

Other income and expenses:
Interest income	2	8	18
Interest expense	(21,289)	(15,308)	(18,724)
Other expense, net	(468)	(871)	(3,430)
Income before taxes and loss on sale of real estate	14,228	19,103	3,850
Tax benefit of taxable REIT subsidiaries	10,065	-	-
Loss on sale of real estate	(164)	-	-
Net income	24,129	19,103	3,850
Unrealized gain on swap	-	-	294
Comprehensive income	$24,129	$19,103	4,144

See accompanying notes to financial statements.

QUALITYTECH, LP

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

	Limited Partners' Capital		General Partner's Capital
	Units	Amount	Units	Amount	Total
Balance January 1, 2013	22,173	$121,679	1	$-	$121,679
Equity-based compensation expense, net of equity awards repurchased	-	1,947	-	-	1,947
Member advances exchanged for LP units	400	10,000	-	-	10,000
Partnership distributions	-	(9,645)	-	-	(9,645)
Dividend to QTS Realty Trust, Inc. shareholders	-	(6,953)	-	-	(6,953)
Net proceeds from IPO of QTS Realty Trust, Inc.	14,197	279,059	-	-	279,059
Other comprehensive loss	-	(233)	-	-	(233)
Net income	-	3,850	-	-	3,850
Balance December 31, 2013	36,770	$399,704	1	$-	$399,704

Issuance of shares through equity award plan	165	-	-	-	-
Equity-based compensation expense	-	4,153	-	-	4,153
Other comprehensive gain	-	453	-	-	453
Dividend to QTS Realty Trust, Inc. shareholders	-	(33,776)	-	-	(33,776)
Partnership distributions	-	(9,452)	-	-	(9,452)
Net income	-	19,103	-	-	19,103
Balance December 31, 2014	36,935	$380,185	1	$-	$380,185

Issuance of shares through equity award plan	338	(644)	-	-	(644)
Equity-based compensation expense	-	6,964	-	-	6,964
Net proceeds from QTS Realty Trust, Inc. equity offering	10,750	368,664	-	-	368,664
Dividends to QTS Realty Trust, Inc.	-	(50,555)	-	-	(50,555)
Partnership distributions	-	(8,877)	-	-	(8,877)
Net income	-	24,129	-	-	24,129
Balance December 31, 2015	48,023	$719,866	1	$-	$719,866

See accompanying notes to financial statements.

QUALITYTECH, LP

CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flow from operating activities:
Net income	$24,129	$19,103	$3,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,488	55,327	45,260
Amortization of deferred loan costs	3,181	2,673	2,777
Amortization of senior notes discount	247	98	-
Equity-based compensation expense	6,964	4,153	1,960
Bad debt expense	1,323	600	545
Write off of deferred loan costs	468	870	2,184
Deferred tax benefit	(10,065)	-	-
Loss on sale of property	164	-	-
Non-cash integration costs	3,117	-	-
Changes in operating assets and liabilities
Rents and other receivables, net	(1,138)	(1,745)	(3,036)
Prepaid expenses	(2,182)	(1,266)	(786)
Restricted cash	-	-	146
Other assets	(5,016)	(73)	23
Accounts payable and accrued liabilities	8,938	(8,663)	5,827
Advance rents, security deposits and other liabilities	(763)	41	250
Deferred income	(3,597)	2,639	1,146
Net cash provided by operating activities	109,258	73,757	60,146
Cash flow from investing activities:
Proceeds from sale of property	648	-	-
Acquisitions, net of cash acquired	(292,685)	(91,064)	(21,174)
Additions to property and equipment	(320,058)	(201,145)	(147,664)
Net cash used in investing activities	(612,095)	(292,209)	(168,838)
Cash flow from financing activities:
Credit facility proceeds	671,162	270,500	578,000
Senior Notes proceeds	-	297,633	-
Debt repayment	(386,998)	(290,000)	(734,994)
Payment of deferred financing costs	(3,649)	(9,864)	(5,473)
Payment of cash dividends	(45,892)	(32,198)	-
Partnership distributions	(8,865)	(9,049)	(7,633)
Repurchase of equity awards	-	-	(13)
Principal payments on capital lease obligations	(7,677)	(753)	(676)
Mortgage principal debt repayments	(86,600)	(2,239)	(2,416)
Equity proceeds, net of costs	369,372	-	278,875
Net cash provided by financing activities	500,853	224,030	105,670

Net (decrease) increase in cash and cash equivalents	(1,984)	5,578	(3,022)
Cash and cash equivalents, beginning of period	10,788	5,210	8,232
Cash and cash equivalents, end of period	$8,804	$10,788	$5,210
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$18,027	$4,950	$17,969
Noncash investing and financing activities:
Accrued capital additions	$52,552	$39,129	$60,740
Accrued deferred financing costs	$1	$2,858	$990
Accrued equity issuance costs	$57	$-	$621
Capital lease and lease financing obligations assumed	$43,832	$-	$-
Member advances exchanged for LP units	$-	$-	$10,000

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

QUALITYTECH, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

QTS Realty Trust, Inc. (“QTS”) through its controlling interest in QualityTech, LP (the “Operating Partnership” and collectively with QTS and their subsidiaries, the “Company”) and the subsidiaries of the Operating Partnership, is engaged in the business of owning, acquiring, redeveloping and managing multi-tenant data centers. The Company’s portfolio consists of 24 wholly-owned and leased properties with data centers located throughout the United States, Canada, Europe and the Asia-Pacific region.

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

Concurrently with the completion of the IPO, the Company consummated a series of transactions, including the merger of General Atlantic REIT, Inc. with the Company, pursuant to which it became the sole general partner and majority owner of QualityTech, LP, the Operating Partnership. QTS contributed the net proceeds received from the IPO to the Operating Partnership in exchange for partnership units therein. As of December 31, 2015, QTS owned approximately 85.8% of the interests in the Operating Partnership. Substantially all of QTS’ assets are held by, and QTS’ operations are conducted through, the Operating Partnership. QTS’ interest in the Operating Partnership entitles QTS to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to QTS’ percentage ownership. As the sole general partner of the Operating Partnership, QTS generally has the exclusive power under the partnership agreement of the Operating Partnership to manage and conduct the Operating Partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners. QTS’ board of directors manages the Company’s business and affairs.

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

In addition, in light of these combined notes, the Company believes it is important for investors to understand the few differences between QTS and the Operating Partnership in the context of how QTS and the Operating Partnership operate as a consolidated company. With respect to balance sheets, the presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated balance sheets of QTS and those of the Operating Partnership. On the Operating Partnership’s consolidated balance sheets, partners’ capital includes partnership units that are owned by QTS and other partners. On QTS’ consolidated balance sheets, stockholders’ equity includes common stock, additional paid in capital, accumulated other comprehensive income (loss) and accumulated dividends in excess of earnings. The remaining equity reflected on QTS’s consolidated balance sheet is the portion of net assets that are retained by partners other than QTS, referred to as noncontrolling interests. With respect to statements of operations, the primary difference in QTS' Statements of Operations and Comprehensive Income is that for net income (loss), QTS retains its proportionate share of the net income (loss) based on its ownership of the Operating Partnership, with the remaining balance being retained by the Operating Partnership. These combined notes refer to actions or holdings as being actions or holdings of “the Company.” Although the Operating Partnership is generally the entity that enters into contracts, holds assets and issues debt, management believes that these general references to “the Company” in this context is appropriate because the business is one enterprise operated through the Operating Partnership.

As discussed above, QTS owns no operating assets and has no operations independent of the Operating Partnership and its subsidiaries. Also, the Operating Partnership owns no operating assets and has no operations independent of its subsidiaries. Obligations under the 5.875% Senior Notes due 2022 and the unsecured credit facility, both discussed in Note 5, are fully, unconditionally, and jointly and severally guaranteed by the Operating Partnership’s existing subsidiaries, other than: 1) 2470 Satellite Boulevard, LLC, a newly formed subsidiary in December 2015 that acquired an office building in Duluth, Georgia and has de minimis operations, and 2) QTS Finance Corporation, the co-issuer of the 5.875% Senior Notes due 2022. As such, condensed consolidating financial information for the guarantors is not being presented in the notes to the consolidated financial statements. The indenture governing the 5.875% Senior Notes due 2022 restricts the ability of the Operating Partnership to make distributions to QTS, subject to certain exceptions, including distributions required in order for QTS to maintain its status as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

The consolidated financial statements of QTS Realty Trust, Inc. for the period from October 15, 2013 through December 31, 2015 include the accounts of QTS Realty Trust, Inc. and its majority owned subsidiaries. This includes the operating results of the Operating Partnership for all periods presented.

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

Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation for real estate assets is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. For the year ended December 31, 2015, depreciation expense related to real estate assets and non-real estate assets was $55.2 million and $9.8 million, respectively, for a total of $65.0 million. For the year ended December 31, 2014, depreciation expense related to real estate assets and non-real estate assets was $39.0 million and $6.4 million, respectively, for a total of $45.4 million. For the year ended December 31, 2013, depreciation expense related to real estate assets and non-real estate assets was $31.5 million and $5.2 million, respectively, for a total of $36.7 million. The Company capitalizes certain development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset is ready for its intended use. Capitalization of such costs, excluding interest, aggregated to $10.8 million, $10.6 million and $8.5 million for the years ended December 31, 2015, 2014 and 2013 respectively. Interest is capitalized during the period of development by first applying the Company’s actual borrowing rate on the related asset and second, to the extent necessary, by applying the Company’s weighted average effective borrowing rate to the actual development and other costs expended during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $9.8 million, $6.5 million and $4.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Acquisition of Real Estate – Acquisitions of real estate and other entities are either accounted for as asset acquisitions or business combinations depending on facts and circumstances. Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired in accordance with the accounting requirements of ASC 805, Business Combinations, which requires the recording of net assets of acquired businesses at fair value. The fair value of the consideration transferred is allocated to the acquired tangible assets, consisting primarily of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases, value of customer relationships, trade names, software intangibles and capital leases. The excess of the fair value of liabilities assumed, common stock issued and cash paid over the fair value of identifiable assets acquired is allocated to goodwill, which is not amortized by the Company.

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

Acquired in-place leases are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Amortization of acquired in place lease costs totaled $1.7 million, $2.2 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Acquired customer relationships are amortized as amortization expense on a straight-line basis over the expected life of the customer relationship. Amortization of acquired customer relationships totaled $5.0 million, $1.3 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. This amortization expense is accounted for as real estate amortization expense.

Other acquired intangible assets, which includes platform, above or below market leases, and trade name intangibles, are amortized on a straight-line basis over their respective expected lives. Platform and trade name intangibles are amortized as amortization expense. Platform amortization expense was $1.7 million for the year ended December 31, 2015. Trade name amortization expense was $0.6 million for the year ended December 31, 2015. Above or below market leases are amortized as a reduction to or increase to rental expense over the remaining lease terms, which totaled $0.1 million for the year ended December 31, 2015. There was no amortization related to platform, trade name, and above or below market lease intangibles for the years ended December 31, 2014 and 2013. The expense associated with above and below market leases and trade name intangibles is accounted for as real estate expense, whereas the expense associated with the amortization of platform intangibles is accounted for as non-real estate expense.

See Note 3 for discussion of the preliminary purchase accounting allocation for the acquisition of Carpathia Hosting, Inc. (“Carpathia”) on June 16, 2015.

Impairment of Long-Lived Assets and Goodwill – The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is generally measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. The Company wrote off $3.1 million related to the Company’s decision to transfer its Federal Cloud customers to Carpathia’s existing Federal Cloud platform. This write off is included in transaction and integration costs on the Company’s consolidated statements of operations and comprehensive income. No impairment losses were recorded for the years ended December 31, 2015, 2014 and 2013.

The fair value of goodwill is the consideration transferred which is not allocable to identifiable intangible and tangible assets. Goodwill is subject to at least an annual assessment for impairment. As a result of the Carpathia acquisition, the Company recognized approximately $182 million in goodwill. In connection with the goodwill impairment evaluation that the Company performed on October 1, 2015, the Company determined qualitatively that there were no indicators of impairment, thus it did not perform a quantitative analysis.

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

Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Amortization of the deferred financing costs was $3.2 million, $2.7 million and $2.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. During the year ended December 31, 2015, the Company wrote off unamortized financing costs of $0.5 million to the income statement in connection with the repayment of the Atlanta Metro equipment loan in June 2015 and the amendment of its unsecured credit facility in October 2015, both of which are discussed in more detail in Note 5. During the year ended December 31, 2014, the Company wrote off unamortized financing costs of $0.9 million primarily in connection with paying down $75 million of its unsecured credit facility, as well as modifying the unsecured credit facility in December 2014. In addition, the Company also made modifications to its Richmond credit facility which resulted in the write off of certain deferred financing costs. Deferred financing costs, net of accumulated amortization are as follows:

	December 31,	December 31,
(dollars in thousands)	2015	2014

Deferred financing costs	$21,333	$18,152
Accumulated amortization	(4,899)	(1,683)
Deferred financing costs, net	$16,434	$16,469

Deferred leasing costs consist of external fees and internal costs incurred in the successful negotiations of leases and are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $11.8 million, $9.4 million and $6.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Deferred leasing costs, net of accumulated amortization are as follows (excluding $2.8 million, net of amortization, related to a leasing arrangement at the Company’s Princeton facility in 2014):

	December 31,	December 31,
(dollars in thousands)	2015	2014

Deferred leasing costs	$33,458	$26,799
Accumulated amortization	(12,476)	(9,378)
Deferred leasing costs, net	$20,982	$17,421

Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. The Company records this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $17.0 million, $10.5 million and $7.9 million as of December 31, 2015, 2014 and 2013, respectively. Additionally, $6.0 million, $4.7 million and $4.7 million of deferred income was amortized into revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Interest Rate Derivative Instruments – The Company utilizes derivatives to manage its interest rate exposure. During February 2012, the Company entered into interest rate swaps with a notional amount of $150 million which were cash flow hedges and qualified for hedge accounting. For these hedges, the effective portion of the change in fair value was recognized through other comprehensive income or loss. Amounts were reclassified out of other comprehensive income (loss) as the hedged item was recognized in earnings, either for ineffectiveness or for amounts paid relating to the hedge. The Company reflected all changes in the fair value of the swaps in other comprehensive income (loss) during the year ended December 31, 2014, as there was no ineffectiveness recorded in that period. The Company had no interest rate swaps outstanding at December 31, 2015 and 2014.

Equity-based Compensation – All equity-based compensation is measured at fair value on the grant date or date of modification, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as a liability or as equity in the consolidated balance sheets. Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification. Equity-based compensation expense net of forfeited and repurchased awards was $7.0 million, $4.2 million and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Rental Revenue – The Company, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $9.1 million and $4.0 million as of December 31, 2015 and December 31, 2014, respectively. Rental revenue also includes amortization of set-up fees which are amortized over the term of the respective lease as discussed above.

Cloud and Managed Services Revenue – The Company may provide both its cloud product and use of its managed services to its customers on an individual or combined basis. Service fee revenue is recognized as the revenue is earned, which generally coincides with the services being provided.

Allowance for Uncollectible Accounts Receivable – Rents receivable are recognized when due and are carried at cost, less an allowance for doubtful accounts. The Company records a provision for losses on rents receivable equal to the estimated uncollectible accounts, which is based on management’s historical experience and a review of the current status of the Company’s receivables. As necessary, the Company also establishes an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. The aggregate allowance for doubtful accounts was $5.1 million and $3.7 million as of December 31, 2015 and 2014, respectively.

Capital Leases – The Company evaluates leased real estate to determine whether the lease should be classified as a capital or operating lease in accordance with U.S GAAP.

The Company periodically enters into capital leases for certain equipment. In addition, through its acquisition of Carpathia on June 16, 2015, the Company is now party to capital leases for property and equipment, as well as financing obligations related to a sale-leaseback transaction. The outstanding liabilities for the capital leases were $26.9 million and $13.1 million as of December 31, 2015 and 2014, respectively. The outstanding liabilities for the lease financing obligations were $22.8 million as of December 31, 2015. The net book value of the assets associated with these leases was approximately $51.0 million and $7.4 million as of December 31, 2015 and 2014, respectively. Depreciation related to the associated assets is included in depreciation and amortization expense in the Statements of Operations and Comprehensive Income.

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

Customer Concentrations – As of December 31, 2015, one of the Company’s customers represented 10.5% of its total monthly rental revenue. No other customers exceeded 4% of total monthly rental revenue.

As of December 31, 2015, two of the Company’s customers exceeded 5% of total accounts receivable. In aggregate, these two customers accounted for 34% of total accounts receivable. Both of these customers individually exceeded 10% of total accounts receivable.

Income Taxes – The Company elected for two of its existing subsidiaries to be taxed as a taxable REIT subsidiary pursuant to the REIT rules of the U.S. Internal Revenue Code.

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

As of December 31, 2014, one of the taxable REIT subsidiaries’ deferred tax assets were primarily the result of U.S. net operating loss carryforwards. A valuation allowance was recorded against its gross deferred tax asset balance as of December 31, 2014. As a result of the acquisition of Carpathia, the Company determined that it is more likely than not that pre-existing deferred tax assets will be realized by the combined entity, and the valuation allowance was eliminated. The change in the valuation allowance resulting from the change in circumstances is included in income, recognized in deferred income tax benefit in the year ended December 31, 2015.

In addition to the deferred income tax benefit recognized in connection with the elimination of the valuation allowance, a deferred tax benefit was recognized in the year ended December 31, 2015 in connection with recorded operating losses. The taxable REIT subsidiary consolidated group has a net deferred tax liability position primarily due to fixed assets and the customer-based intangibles acquired as part of the Carpathia acquisition.

Temporary differences and carry forwards which give rise to the deferred tax assets and liabilities are as follows:

	For the Year Ended December 31,
	2015	2014	2013
Deferred tax liabilities
Property and equipment	$(16,032)	$(5,784)	$(4,905)
Goodwill	(407)	-	-
Intangibles	(23,896)	-	-
Other	(2,350)	(1,427)	(873)
Gross deferred tax liabilities	(42,685)	(7,211)	(5,778)
Deferred tax assets
Net operating loss carryforwards	14,107	9,137	5,861
Deferred revenue and setup charges	3,747	868	583
Leases	3,097	-	-
Credits	630	-	-
Other	2,291	601	699
Gross deferred tax assets	23,872	10,606	7,143
Net deferred tax assets	(18,813)	3,395	1,365
Valuation allowance	-	(3,395)	(1,365)
Net deferred	$(18,813)	$-	$-

The taxable REIT subsidiaries currently have $33.0 million of net operating loss carryforwards related to federal income taxes that expire in 14-20 years. The taxable REIT subsidiaries also have $32.3 million of net operating loss carryforwards relating to state income taxes that expire in 4-20 years.

The effective tax rate is subject to change in the future due to various factors such as the operating performance of the taxable REIT subsidiaries, tax law changes and future business acquisitions. The Company’s effective tax rates were 34.8%, 0% and 0% for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in the effective tax rate in 2015 is primarily due to the elimination of the valuation allowance as a result of the Carpathia acquisition, as well as recorded operating losses in the current year.

The differences between total income tax expense or benefit and the amount computed by applying the statutory income tax rate to income before provision for income taxes with respect to the TRS activity were as follows:

	For the Year Ended December 31,
	2015	2014	2013
TRS
Statutory rate of 34% applied to pre-tax income (loss)	$(6,683)	$(1,793)	$(441)
Permanent differences, net	281	128	1,061
State income (tax) benefit, net of federal benefit	(268)	(365)	(113)
Valuation allowance (decrease) increase	(3,395)	2,030	(507)
Total tax expense (benefit)	$(10,065)	$-	$-
Effective tax rate	34.75%	0.00%	0.00%

As of December 31, 2015 and 2014, the Company had no uncertain tax positions. If the Company incurs any interest or penalties on tax liabilities from significant uncertain tax positions, those items will be classified as interest expense and general and administrative expense, respectively, in the Statements of Operations and Comprehensive Income. For the years ended December 31, 2015, 2014 and 2013, the Company had no such interest or penalties.

The Company is not currently under examination by the Internal Revenue Service.

Fair Value Measurements – ASC Topic 820, Fair Value Measurement, emphasizes that fair-value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, a fair-value hierarchy is established that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

As the Company’s previous interest rate swaps matured on September 28, 2014, there were no financial assets or liabilities measured at fair value on a recurring basis on the consolidated balance sheets as of December 31, 2015 and 2014. The Company’s purchase price allocation of Carpathia is a fair value estimate that utilized Level 3 inputs and is measured on a non-recurring basis. See Note 3 for further detail.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the current revenue recognition requirements in ASC 606, Revenue Recognition. Under this new guidance, entities should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This ASU also requires enhanced disclosures. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim periods beginning after December 15, 2016. Retrospective and modified retrospective application is allowed. The Company is currently assessing the impact of this amendment on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not as a separate deferred charge. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In June 2015, the Securities and Exchange Commission (“SEC”) stated that given the absence of authoritative guidance within this ASU for debt issuance costs related to revolving debt arrangements, the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. This announcement confirms that revolver arrangement costs are not within the scope of this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption was permitted. The amendments are required to be applied on a retrospective basis, and upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. Adoption of this standard will affect the classification of certain debt issuance costs on the Company’s consolidated balance sheets.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement for an acquirer in a business combination to account for measurement period adjustments retrospectively. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company is currently assessing the impact of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current lease guidance in ASC 840, Leases. The core principle of Topic 842 requires lessees to recognize the assets and liabilities that arise from nearly all leases in the statement of financial position. Accounting applied by lessors will remain largely consistent with previous guidance, additional changes set to align lessor accounting with the revised lessee model and the FASB’s revenue recognition guidance in Topic 606. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements.

3. Acquisitions

(All references to square footage, acres and megawatts are unaudited)

Carpathia Acquisition

On June 16, 2015, the Company completed the acquisition of 100% of the outstanding stock of Carpathia Hosting, Inc. (“Carpathia”), a Virginia-based colocation, cloud and managed services provider for approximately $366.7 million (based on the preliminary assessment of the fair value of assets acquired and liabilities assumed). Upon completion of this acquisition, the Company assumed all of the assets and liabilities of Carpathia Acquisition, Inc. Carpathia Acquisition, Inc. and its subsidiaries, including Carpathia, became indirect, wholly-owned subsidiaries of the Company. Carpathia is a provider of colocation, hybrid cloud and Infrastructure-as-a-Service (IaaS) servicing enterprise customers and federal agencies, with a customer base of approximately 230 customers as of June 16, 2015. Carpathia utilizes eight domestic data centers located in Dulles, Virginia; Phoenix, Arizona; San Jose, California; Harrisonburg, Virginia and Ashburn, Virginia; and five international data centers located in Toronto, Canada; Amsterdam, Netherlands; London, United Kingdom; Hong Kong and Sydney, Australia.

The Company accounted for this acquisition in accordance with ASC 805, Business Combinations, as a business combination. The preliminary purchase price allocation was based on an assessment of the fair value of the assets acquired and liabilities assumed, and excludes acquisition-related costs which in accordance with ASC 805 were expensed as incurred. The Company is valuing the assets acquired and liabilities assumed using Level 3 inputs in valuation techniques which are consistent with those used throughout the industry.

The following table summarizes the consideration for the Carpathia acquisition and the preliminary allocation of the fair value of assets acquired and liabilities assumed at the acquisition date (in thousands). This allocation is subject to change pending the final valuation of these assets and liabilities:

	Adjusted Carpathia Allocation as of December 31, 2015	Original Allocation Reported as of June 30, 2015	Adjusted Fair Value
Land	$1,130	$1,130	$-
Buildings and improvements	78,898	79,372	(474)
Construction in progress	12,127	12,127	-
Acquired intangibles	93,400	89,847	3,553
Net working capital	3,610	2,569	1,041
Total identifiable assets acquired	189,165	185,045	4,120

Capital lease and lease financing obligations	43,832	43,832	-
Deferred income taxes	29,934	19,766	10,168
Acquired above market lease	2,453	-	2,453
Total liabilities assumed	76,219	63,598	12,621

Net identifiable assets acquired	112,946	121,447	(8,501)
Goodwill	181,738	173,237	8,501
Net assets acquired	$294,684	$294,684	$-

Goodwill recognized in the transaction relates primarily to anticipated operating synergies, Carpathia’s in-place workforce and access to Carpathia’s broader potential customer base. For tax purposes, QTS acquired goodwill with a tax basis of $16.6 million, which will be deductible in future periods. Based on the preliminary purchase price allocation, amortization expenses relative to the intangible assets acquired are expected to be approximately $11.0 million, $11.0 million, $8.8 million, $6.7 million and $6.7 million for the years ended December 31, 2016 through December 31, 2020, respectively.

The following table represents the pro forma condensed consolidated statements of operations of the combined entities for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	(Unaudited) Pro Forma Condensed Consolidated Statements of Operations
	Year Ended December 31,
	2015	2014	2013
Revenue	$352,529	$299,906	$250,338
Net income (loss)	$28,109	$12,919	$(9,592)

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

The unaudited pro forma condensed consolidated financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the transactions noted above been consummated on January 1, 2013, nor does it purport to represent the results of operations for future periods.

Revenue and net income generated by Carpathia entities subsequent to the Company’s acquisition from June 16, 2015 to December 31, 2015 were $49.2 million and $2.3 million, respectively.

Duluth, Georgia Acquisition

On December 30, 2015, the Company purchased an office building in Duluth, Georgia for approximately $3.8 million, of which the Company allocated $1.9 million to land and $1.9 million to buildings and improvements on the consolidated balance sheet.

4. Real Estate Assets and Construction in Progress

The following is a summary of properties owned or leased by the Company as of December 31, 2015 and 2014 (in thousands):

As of December 31, 2015:

Property Location	Land	Buildings and Improvements		Construction in Progress	Total Cost

Owned Properties
Suwanee, Georgia (Atlanta-Suwanee)	$3,521	$150,028		$15,330	$168,879
Atlanta, Georgia (Atlanta-Metro)	15,397	406,190		41,835	463,422
Santa Clara, California*	-	94,437		1,379	95,816
Richmond, Virginia	2,180	208,654		85,771	296,605
Sacramento, California	1,481	61,462		73	63,016
Princeton, New Jersey	20,700	32,708		422	53,830
Dallas-Fort Worth, Texas	8,590	71,783		120,331	200,704
Chicago, Illinois	-	-		70,749	70,749
Miami, Florida	1,777	30,554		144	32,475
Lenexa, Kansas	437	3,511		-	3,948
Duluth, Georgia Office Building	1,899	1,920		-	3,819
	55,982	1,061,247		336,034	1,453,263

Leased Properties
Leased facilities acquired in 2015 ***	1,130	89,989		7,196	98,315
Jersey City, New Jersey	-	28,228		2,421	30,649
Overland Park, Kansas	-	922	**	4	926
	1,130	119,139		9,621	129,890
	$57,112	$1,180,386		$345,655	$1,583,153

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

5. Debt

Below is a listing of the Company’s outstanding debt, including capital leases and lease financing obligations, as of December 31, 2015 and 2014 (in thousands):

	Weighted Average
	Coupon Interest Rate at		December 31,	December 31,
	December 31, 2015	Maturities	2015	2014
Unsecured Credit Facility
Revolving Credit Facility	1.82%	December 17, 2019	$224,002	$139,838
Term Loan I	1.78%	December 17, 2020	150,000	100,000
Term Loan II	1.92%	April 27, 2021	150,000	-
Senior Notes, net of discount	5.88%	August 1, 2022	297,976	297,729
Richmond Credit Facility	N/A	N/A	-	70,000
Atlanta-Metro Equipment Loan	N/A	N/A	-	16,600
Capital Lease and Lease Financing Obligations	3.35%	2016 - 2025	49,761	13,062
Total	3.31%		$871,739	$637,229

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

In October 2015, the Company further amended its unsecured credit facility, increasing the total capacity by $250 million and extending the term.  At the same time, the Company terminated its secured credit facility relating to the Richmond data center. The amended unsecured credit facility has a total capacity of $900 million and includes a $150 million term loan which matures on December 17, 2020, another $150 million term loan which matures on April 27, 2021, and a $600 million revolving credit facility which matures on December 17, 2019, with a one year extension option. Amounts outstanding under the amended unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will vary depending upon our leverage ratio. For revolving credit loans, the spread ranges from 1.55% to 2.15% for LIBOR loans and 0.55% to 1.15% for base rate loans. For term loans, the spread ranges from 1.50% to 2.10% for LIBOR loans and 0.50% to 1.10% for base rate loans. The amended unsecured credit facility also includes a $200 million accordion feature.

Under the amended unsecured credit facility, the capacity may be increased from the current capacity of $900 million to $1.1 billion subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments. As of December 31, 2015, the weighted average interest rate for amounts outstanding under the unsecured credit facility was 1.84%. The Company is also required to pay a commitment fee to the lenders assessed on the unused portion of the unsecured revolving credit facility. At the Company’s election, the Company can prepay amounts outstanding under the unsecured credit facility, in whole or in part, without penalty or premium.

The Company’s ability to borrow under the amended unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations on liens, mergers, consolidations, investments, distributions, asset sales and affiliate transactions, as well as the following financial covenants: (i) the outstanding principal balance of the loans and letter of credit liabilities cannot exceed the unencumbered asset pool availability (as defined in the third amended and restated credit agreement), (ii) a maximum leverage ratio of total indebtedness to gross asset value (as defined in the third amended and restated credit agreement) not in excess of 60%, (iii) a minimum fixed charge coverage ratio (defined as the ratio of consolidated EBITDA, subject to certain adjustments, to consolidated fixed charges) for the prior two most recently-ended calendar quarters of not less than 1.70 to 1.00, (iv) tangible net worth of at least $958 million plus 80% of the sum of net equity offering proceeds and the value of interests in the Operating Partnership issued upon contribution of assets to the Operating Partnership or its subsidiaries, (v) unhedged variable rate debt not greater than 35% of gross asset value and (vi) a maximum distribution payout ratio of the greater of (a) 95% of the Company’s “funds from operations” (as defined in the agreement) and (b) the amount required for QTS to qualify as a REIT under the Code. The interest rate applied to the outstanding balance of the unsecured credit facility decreases incrementally for every 5% below the maximum leverage ratio.

The availability under the amended unsecured revolving credit facility is the lesser of (i) $600 million, (ii) 60% of unencumbered asset pool capitalized value, or (iii) the amount resulting in an unencumbered asset pool debt yield of 14%. In the case of clauses (ii), (iii) and (iv) of the preceding sentence, the amount available under the unsecured revolving credit facility is adjusted to take into account any other unsecured debt and certain capitalized leases. The availability of funds under the amended unsecured credit facility depends on compliance with the covenants. As of December 31, 2015, the Company had outstanding $524.0 million of indebtedness under the unsecured credit facility, consisting of $224.0 million of outstanding borrowings under the unsecured revolving credit facility and $300.0 million outstanding term loan indebtedness. In connection with the unsecured credit facility, as of December 31, 2015, the Company had an additional $2.0 million letter of credit outstanding.

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

(c) Richmond Credit Facility – In December 2012, the Company entered into a credit facility secured by the Company’s Richmond data center (the “Richmond Credit Facility”). The proceeds from the Richmond Credit Facility were required to be used solely to finance the development of the Richmond property into a data center and to repay indebtedness under the unsecured credit facility. The Richmond Credit Facility required the Company to comply with covenants similar to the Unsecured Credit Facility.

As amended on June 30, 2014, the Richmond Credit Facility had a stated maturity of June 30, 2019, and a capacity of $120 million with an accordion feature to provide for total borrowing capacity of up to $200 million. The interest rate for LIBOR loans ranged from LIBOR plus 2.10% to 2.85%, with the rate determined by the overall leverage ratio as defined in the agreement.

As discussed above, the Company terminated the Richmond Credit Facility in conjunction with the October 2015 amendment of the unsecured credit facility.

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

The annual remaining principal payment requirements as of December 31, 2015 per the contractual maturities and excluding extension options, capital leases and lease financing obligations, are as follows (in thousands):

2016	$-
2017	-
2018	-
2019	224,002
2020	150,000
Thereafter	450,000
Total	$824,002

As of December 31, 2015, the Company was in compliance with all of its covenants.

Capital Leases

The Company has historically entered into capital leases for certain equipment. In addition, through its acquisition of Carpathia on June 16, 2015, the Company acquired capital leases of both equipment and certain properties. Total outstanding liabilities for capital leases were $26.9 million as of December 31, 2015, of which $16.6 million were assumed through the Carpathia acquisition, all of which was related to the lease of real property. Carpathia had entered into capital lease arrangements for datacenter space under two lease agreements expiring in 2018 and 2019 at its Harrisonburg, Virginia and Ashburn, Virginia locations. Total recurring monthly payments range from approximately $0.2 million to $0.5 million during the terms of the leases, in addition to payments made for utilities. Depreciation related to the associated assets for the capital leases is included in depreciation and amortization expense in the Statements of Operations and Comprehensive Income.

Lease Financing Obligations

Through the acquisition of Carpathia, the Company acquired lease financing obligations totaling $22.8 million at December 31, 2015, of which $20.6 million related to a sale-leaseback transaction where Carpathia has continuing involvement. On December 23, 2011, Carpathia sold the shell of a building and the associated land to an unrelated third party. Carpathia leases the property back and is a party to an agreement with the same third party to construct a new building on the adjoining property for use as a data center. Carpathia is primarily responsible for financing the improvements and outfitting the building with the necessary equipment. The third party leases back the new building in stages to Carpathia as the various stages are completed. In accordance with ASC 840-40, Leases, Carpathia has continuing involvement with the related leased assets; therefore, the Company will continue to account for the existing building shell and the associated land as fixed assets and will capitalize the construction costs of the new building. The financing obligation related to the building and equipment was $18.9 million at December 31, 2015. In addition, due to Carpathia’s continuing involvement, it was required to defer a gain on the sale of the assets. The deferred gain was $1.6 million at December 31, 2015, and is also included in lease financing obligations.

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

The Company, through its acquisition of Carpathia, also has a lease financing agreement in connection with a $4.8 million tenant improvement allowance on one of its data center lease agreements. The financing requires monthly payments of principal and interest of less than $0.1 million through February 2019. The outstanding balance on the financing agreement was $2.3 million as of December 31, 2015. Depreciation expense on the related leasehold improvements is included in depreciation and amortization expense in the Statements of Operations and Comprehensive Income.

The following table summarizes the Company’s combined future payment obligations, excluding interest, as of December 31, 2015, on the capital leases and lease financing obligations above (in thousands):

2016	$12,558
2017	12,388
2018	8,804
2019	2,461
2020	2,190
Thereafter	11,360
Total	$49,761

6. Interest Rate Derivative Instruments

The Company entered into interest rate swap agreements with a notional amount of $150 million on February 8, 2012, which were designated as cash flow hedges for hedge accounting, and matured on September 28, 2014. For derivative instruments that are accounted for as hedges, the change in fair value for the effective portions of qualifying hedges is recorded through other comprehensive income (loss). The total amount of unrealized gains recorded in other comprehensive income (loss) for the year ended December 31, 2013 was $0.3 million, with no unrealized gains or losses recorded for the years ended December 31, 2014 and 2015. Interest expense related to payments on interest rate swaps was $0.5 million for each of the years ended December 31, 2014 and 2013, with no interest expense recorded for the year ended December 31, 2015.

As the interest rate swaps matured in September 2014, there were no amounts outstanding on the consolidated balance sheets relating to interest rate swaps as of December 31, 2015 and 2014.

7. Commitments and Contingencies

The Company is subject to various routine legal proceedings and other matters in the ordinary course of business. One of the Company’s subsidiaries, Carpathia Hosting, LLC (“Carpathia”), was named as a defendant in a lawsuit filed in state court in New York.  Carpathia’s customer, Portal Healthcare Solutions (“Portal Ascend”) allegedly had a security breach between November 2012 and March 2013.  Portal Ascend has agreed to indemnify Carpathia in this litigation and has provided legal counsel to defend Carpathia.  The litigation is in the earliest stages, thus this litigation is neither probable nor reasonably estimable.

8. Partners’ Capital, Equity and Incentive Compensation Plans

QualityTech, LP

QTS has the full power and authority to do all the things necessary to conduct the business of the Operating Partnership.

As of December 31, 2015, the Operating Partnership had three classes of limited partnership units outstanding: Class A units of limited partnership interest (“Class A units”), Class RS LTIP units of limited partnership interest (“Class RS units”) and Class O LTIP units of limited partnership units (“Class O units”). The Class A units are redeemable at any time on or after one year following the later of November 1, 2013 (which is the beginning of the first full calendar month following the completion of the IPO) or the date of initial issuance. The Company may in its sole discretion elect to assume and satisfy the fair value redemption amount with cash or its shares. Class RS units or Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). Class RS units and Class O units may be subject to vesting and are pari passu with Class A units of the Operating Partnership. Each Class RS unit and Class O unit is convertible into Class A units by the Operating Partnership at any time or by the holder at any time following full vesting (if such unit is subject to vesting) based on formulas contained in the partnership agreement. In addition, upon certain circumstances set forth in the partnership agreement, vested Class RS units automatically convert into Class A units of the Operating Partnership.

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

The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the years ended December 31, 2015, 2014 and 2013:

	2010 Equity Incentive Plan					2013 Equity Incentive Plan
	Number of Class O units	Weighted average exercise price	Weighted average fair value	Number of Class RS units	Weighted average grant date value	Options	Weighted average exercise price	Weighted average fair value	Restricted Stock	Weighted average grant date value

Outstanding at January 1, 2013	1,471,943	$23.09	$2.84	178,750	$24.20	—	$—	$—	—	$—
Granted	224,244	25.00	10.62	—	—	370,410	21.00	3.50	108,629	21.00
Exercised	—	—	—	—	—	—	—	—	—	—
Released from restriction	—	—	—	(5,000)	20.00	—	—	—	—	—
Cancelled/Expired	(73,440)	—	5.31	—	—	(2,500)	—	3.52	—	—
Outstanding at December 31, 2013	1,622,747	$23.44	$3.84	173,750	$24.31	367,910	$21.00	$3.50	108,629	$21.00
Granted	—	—	—	—	—	238,039	25.59	4.96	172,102	32.66
Exercised/Vested	(15,750)	20.71	4.75	—	—	(3,000)	21.00	3.52	(25,786)	21.00
Released from restriction (1)	—	—	—	(99,125)	24.94	—	—	—	—	—
Cancelled/Expired	(88,280)	23.01	5.23	—	—	(18,000)	21.00	3.52	(8,160)	21.00
Outstanding at December 31, 2014	1,518,717	$23.49	$3.75	74,625	$23.49	584,949	$22.87	$4.10	246,785	$29.13
Granted	—	—	—	—	—	317,497	36.16	8.03	230,271	36.71
Exercised/Vested (2)	(222,499)	22.02	4.18	—	—	(23,157)	21.30	3.63	(54,400)	28.37
Released from restriction (1)	—	—	—	(34,750)	25.00	—	—	—	—	—
Cancelled/Expired (3)	(3,319)	20.00	3.92	—	—	(11,407)	21.00	3.52	(27,748)	28.33
Outstanding at December 31, 2015	1,292,899	$23.76	$3.68	39,875	$22.18	867,882	$27.80	$5.56	394,908	$33.82

(1)	This represents Class RS units that upon vesting have converted to Operating Partnership units.
(2)	This represents the Class A common stock that has been released from restriction and which was not surrendered by the holder to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock.
(3)	Includes 26,298 of restricted Class A common stock surrendered by certain employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock.

The assumptions and fair values for Class O units, restricted stock and options to purchase shares of Class A common stock granted for the years ended December 31, 2015, 2014 and 2013 are included in the following table on a per unit basis. Class O units and options to purchase shares of Class A common stock were valued using the Black-Scholes model.

	2015	2014	2013
Fair value of Class O Units granted	$-	$-	$10.26-$10.92
Fair value of restricted stock granted	$35.81-$37.69	$25.51-$35.51	$21.00
Fair value of options granted	$8.00-$8.77	$4.94-$5.98	$3.45-$3.52
Expected term (years)	5.5-6.1	5.5-6.1	5.5-7.0
Expected volatility	33%	33%	32%-40%
Expected dividend yield	3.40-3.57%	4.02-4.55%	5.5%
Expected risk-free interest rates	1.67-1.94%	1.7-1.9%	1.4%-1.8%

The following tables summarize information about awards outstanding as of December 31, 2015.

	Operating Partnership Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Class RS Units	$-	39,875	0
Class O Units	$20.00-25.00	1,292,899	1
Total Operating Partnership awards outstanding		1,332,774

	QTS Realty Trust, Inc. Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Restricted stock	$-	394,908	3
Options to purchase Class A common stock	$21.00-37.69	867,882	1
Total QTS Realty Trust, Inc. awards outstanding		1,262,790

All nonvested LTIP unit awards are valued as of the grant date and generally vest ratably over a defined service period. Certain nonvested LTIP unit awards vest on the earlier of achievement by the Company of various performance goals or specified dates in 2015 and 2016. As of December 31, 2015 there were 0.5 million, 0.4 million and 0.4 million nonvested Class O units, restricted Class A common stock and options to purchase Class A common stock outstanding, respectively. As of December 31, 2015, there was an immaterial amount of Class RS units outstanding. As of December 31, 2015 the Company had $14.7 million of unrecognized equity-based compensation expense which will be recognized over the remaining vesting period of up to 4 years. The total intrinsic value of the awards outstanding at December 31, 2015 was $60.3 million.

Dividends and Distributions

The following tables present quarterly cash dividends and distributions paid to QTS’ common stockholders and the Operating Partnership’s unit holders for the years ended December 31, 2015 and 2014:

Year Ended December 31, 2015
Record Date	Payment Date	Per Common Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
September 18, 2015	October 6, 2015	$0.32	$15.3
June 19, 2015	July 8, 2015	0.32	15.3
March 20, 2015	April 7, 2015	0.32	13.4
December 19, 2014	January 7, 2015	0.29	10.7
		$1.25	$54.7

Year Ended December 31, 2014
Record Date	Payment Date	Per Common Share and Per Unit Rate		Aggregate Dividend/Distribution Amount (in millions)
September 19, 2014	October 7, 2014	$0.29		$10.5
June 20, 2014	July 8, 2014	0.29		10.9
March 20, 2014	April 8, 2014	0.29		10.8
December 20, 2013	January 7, 2014	0.24	*	9.0
		$1.11		$41.2

*	The per common share and per unit rate is prorated. It covers the period beginning October 15, 2013 (the closing date of the IPO) through December 31, 2013 and is based on a full quarter distribution of $0.29 per common share and per unit.

Additionally, on January 6, 2016, the Company paid its regular quarterly cash dividend of $0.32 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on December 17, 2015.

Equity Issuances

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

On November 30, 2015, GA QTS Interholdco, LLC, a selling stockholder, sold 2,175,000 shares of QTS’ Class A common stock at a price of $41.625 per share in an underwritten public offering. The selling stockholder granted the underwriter a 30-day option to purchase an aggregate of up to an additional 326,250 shares of QTS’ Class A common stock at a price of $41.625 per share, which the underwriter exercised in full. The Company did not receive any proceeds from the offering of shares by the selling stockholder.

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

The transactions which occurred during the years ended December 31, 2015, 2014 and 2013 are outlined below (in thousands):

	December 31,
(dollars in thousands)	2015	2014	2013

Tax, utility, insurance and other reimbursement	$589	$692	$336
Rent expense	1,014	1,026	977
Capital assets acquired	261	266	625
Total	$1,864	$1,984	$1,938

10. Employee Benefit Plan

The Company sponsors a defined contribution 401(k) retirement plan covering all eligible employees.

Qualified employees may elect to contribute to our 401(k) Plan on a pre-tax basis. The maximum amount of employee contribution is subject only to statutory limitations. Beginning in 2005 the Company made contributions at a rate of 25% of the first 4% of employee compensation contributed. Starting on January 1, 2014, the Company began making contributions at a rate of 50% on an additional 2% of contributions made by employees, up to 6%. As a result, the Company was matching 25% of the first 4% of employee contributions and 50% of employee contributions between 4% and 6% during 2014. Starting on January 1, 2015, the Company revised its contribution structure, and during 2015 was matching 50% of the first 6% of contributions made by employees. The Company contributed $1.3 million, $0.6 million and $0.3 million to the 401(k) Plan for the years ended December 31, 2015, 2014 and 2013, respectively.

11. Noncontrolling Interest

Concurrently with the completion of the IPO, QTS consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership.

Commencing at any time beginning November 1, 2014, at the election of the holders of the noncontrolling interest, the Class A units are redeemable for cash or, at the election of the Company, common stock of the Company on a one-for-one basis. During the year ended December 31, 2015, approximately 830,000 Class A units were redeemed for the Company’s Class A common stock. As a result, the noncontrolling ownership interest of QualityTech, LP, after taking into account the Class A units redeemed, the grant of equity awards and the issuance of 5,000,000 and 5,750,000 shares of common stock in March and June 2015, respectively, was 14.2% at December 31, 2015.

12. Earnings per share of QTS Realty Trust, Inc.

Basic income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share adjusts basic income (loss) per share for the effects of potentially dilutive common shares.

The computation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Year Ended		For the period October 15, 2013
	December 31,		through
	2015	2014	December 31, 2013
Numerator:
Net income available to common stockholders - basic	$20,326	$15,072	$3,154
Effect of net income attributable to noncontrolling interests	3,803	4,031	848
Net income available to common stockholders - diluted	$24,129	$19,103	$4,002
Denominator:
Weighted average shares outstanding - basic	37,568	29,055	28,973
Effect of Class A and Class RS partnership units *	7,029	7,770	7,797
Effect of Class O units and options to purchase Class A common stock on an "as if" converted basis *	756	309	24
Weighted average shares outstanding - diluted	45,353	37,134	36,794

Net income per share attributable to common stockholders - basic	$0.54	$0.52	$0.11
Net income per share attributable to common stockholders - diluted	$0.53	$0.51	$0.11

*	The Class A units, Class RS units and Class O units represent limited partnership interests in the Operating Partnership, and are described in more detail in Note 8.

The computation of diluted net income per share for the period ended December 31, 2013 does not include 1,113,169 Class O units with an exercise price of $25.00 as their inclusion would have been antidilutive for that period. No securities were antidilutive for the years ended December 31, 2014 and 2015, and as such, no securities were excluded from the computation of diluted net income per share for those periods.

13. Operating Leases, as Lessee

The Company leases and/or licenses several data center facilities and related equipment, its corporate headquarters and additional office space. Many of the data center facilities that the Company leases were acquired in 2015 through its acquisition of Carpathia. In addition, the Company has entered into a long-term ground sublease for its Santa Clara property through October 2052. Rent expense for the aforementioned leases was $14.6 million, $5.9 million and $5.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is classified in property operating costs and general and administrative expenses in the accompanying Statements of Operations and Comprehensive Income. The Company recorded no capitalized rent for the years ended December 31, 2015, 2014 and 2013. The future non-cancellable minimum rental payments required under operating leases and/or licenses at December 31, 2015 are as follows (in thousands):

Year Ending December 31,
2016	$12,211
2017	10,570
2018	9,886
2019	8,327
2020	8,062
Thereafter	79,469
Total	$128,525

14. Customer Leases, as Lessor

Future minimum lease payments to be received under non-cancelable operating customer leases (exclusive of recoveries of operating costs from customers) are as follows for the years ending December 31 (in thousands):

2016	$283,060
2017	212,656
2018	153,193
2019	102,661
2020	87,978
Thereafter	217,415
Total	$1,056,963

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

Credit facilities, Senior Notes and mortgage notes payable: The fair value of the Company’s floating rate mortgage loans was estimated using Level 2 “significant other observable inputs” such as available market information based on borrowing rates that the Company believes it could obtain with similar terms and maturities. At December 31, 2015, there were no mortgage notes payable outstanding on the consolidated balance sheet. The Company’s unsecured credit facility did not have interest rates which were materially different than current market conditions and therefore, the fair value approximated the carrying value. The fair value of the Company’s Senior Notes was estimated using Level 2 “significant other observable inputs,” primarily based on quoted market prices for the same or similar issuances. At December 31, 2015, the fair value of the Senior Notes was approximately $303.9 million.

Other debt instruments: The fair value of the Company’s other debt instruments (including capital leases and lease financing obligations) were estimated in the same manner as the unsecured credit facility and mortgage notes payable above. Similarly, each of these instruments did not have interest rates which were materially different than current market conditions and therefore, the fair value of each instrument approximated the respective carrying values.

16. Quarterly Financial Information (unaudited)

The tables below reflect the selected quarterly information for the years ended December 31, 2015 and 2014 for QTS (in thousands except share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2015
Revenues	$92,690	$88,890	$68,117	$61,386
Operating income	7,243	11,095	7,266	10,379
Net income	5,334	8,238	5,520	5,037
Net income attributable to common shares	4,603	7,009	4,632	4,082
Net income per share attributable to common shares - basic	0.11	0.17	0.13	0.13
Net income per share attributable to common shares - diluted	0.11	0.17	0.12	0.13

2014
Revenues	$59,563	$57,945	$51,338	$48,943
Operating income	11,682	9,913	6,266	7,413
Net income	5,848	4,006	3,921	5,328
Net income attributable to common shares	4,627	3,157	3,090	4,198
Net income per share attributable to common shares - basic	0.16	0.11	0.11	0.14
Net income per share attributable to common shares - diluted	0.16	0.11	0.11	0.14

The table below reflects the selected quarterly information for the years ended December 31, 2015 and 2014 for the Operating Partnership (in thousands):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2015
Revenues	$92,690	$88,890	$68,117	$61,386
Operating income	7,243	11,095	7,266	10,379
Net income	5,334	8,238	5,520	5,037

2014
Revenues	$59,563	$57,945	$51,338	$48,943
Operating income	11,682	9,913	6,266	7,413
Net income	5,848	4,006	3,921	5,328

17. Subsequent Events

On January 6, 2016, the Company paid its regular quarterly cash dividend of $0.32 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on December 17, 2015.

On February 22, 2016, the Company announced that its Board of Directors authorized payment of a regular quarterly cash dividend of $0.36 per common share and per unit in the Operating Partnership, payable on April 5, 2016, to stockholders and unit holders of record as of the close of business on March 18, 2016.

QTS REALTY TRUST, INC.

QUALITYTECH, LP

CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE II – VALUTATION AND QUALIFYING ACCOUNTS

December 31, 2015

Year Ended December 31,	Balance at beginning of period	Charge to expenses	Additions/ (Deductions)	Balance at end of period
(dollars in thousands)
Allowance for doubtful accounts
2015	$3,748	$1,323	$(8)	$5,063
2014	945	600	2,203	3,748
2013	456	545	(56)	945

Valuation allowance for deferred tax assets
2015	$3,395	$-	$(3,395)	$-
2014	1,365	-	2,030	3,395
2013	1,871	-	(506)	1,365

QTS REALTY TRUST, INC.

QUALITYTECH, LP

CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE III – REAL ESTATE INVESTMENTS

December 31, 2015

As of December 31, 2015
(dollars in thousands)	Initial Costs			Costs Capitalized Subsequent to Acquisition			Gross Carrying Amount
Property Location	Land	Buildings and Improvements	Construction in Progress	Land	Buildings and Improvements	Construction in Progress	Land	Buildings and Improvements	Construction in Progress	Accumulated Depreciation and Amortization	Date of Acquisition
Owned Properties
Suwanee, Georgia	$1,395	$29,802	$-	$2,126	$120,226	$15,330	$3,521	$150,028	$15,330	$(50,038)	9/1/2005
Atlanta, Georgia (Metro)	12,647	35,473	-	2,750	370,717	41,835	15,397	406,190	41,835	(95,856)	10/3/2006
Santa Clara, California	-	15,838	-	-	78,599	1,379	-	94,437	1,379	(28,524)	11/1/2007
Richmond, Virginia	2,000	11,200	-	180	197,454	85,771	2,180	208,654	85,771	(23,918)	3/20/2010
Sacramento, California	1,481	52,753	-	-	8,709	73	1,481	61,462	73	(4,956)	12/21/2012
Princeton, New Jersey	20,700	32,126	-	-	582	422	20,700	32,708	422	(1,284)	6/30/2014
Dallas-Fort Worth, Texas	-	5,808	-	8,590	65,975	120,331	8,590	71,783	120,331	(4,468)	2/8/2013
Chicago, Illinois	-	-	17,764	-	-	52,985	-	-	70,749	-	7/8/2014
Miami, Florida	1,777	6,955	-	-	23,599	144	1,777	30,554	144	(8,101)	3/6/2008
Lenexa, Kansas	400	3,100	-	37	411	-	437	3,511	-	(108)	6/3/2011
Duluth, Georgia Office Building	1,899	1,920	-	-	-	-	1,899	1,920	-	-	12/30/2015
	$42,299	$194,975	$17,764	$13,683	$866,272	$318,270	$55,982	$1,061,247	$336,034	$(217,253)
Leased Properties
Leased facilities acquired in 2015	1,130	78,897	12,127	-	11,092	(4,931)	1,130	89,989	7,196	(8,758)	6/16/2015
Jersey City, New Jersey	-	1,985	-	-	26,243	2,421	-	28,228	2,421	(13,273)	11/1/2006
Overland Park, Kansas	-	-	-	-	922	4	-	922	4	(652)
	1,130	80,882	12,127	-	38,257	(2,506)	1,130	119,139	9,621	(22,683)
	$43,429	$275,857	$29,891	$13,683	$904,529	$315,764	$57,112	$1,180,386	$345,655	$(239,936)

The following table reconciles the historical cost and accumulated depreciation for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Property
Balance, beginning of period	$1,177,582	$905,735	$734,828
Disposals	(5,617)	(54)	-
Additions (acquisitions and improvements)	411,188	271,901	170,907
Balance, end of period	$1,583,153	$1,177,582	$905,735
Accumulated depreciation
Balance, beginning of period	$(180,167)	$(137,725)	$(102,900)
Disposals	1,377	39	-
Additions (depreciation and amortization expense)	(61,146)	(42,481)	(34,825)
Balance, end of period	$(239,936)	$(180,167)	$(137,725)

