Form 10-Q
period 2016-03-31
QTS Realty Trust, Inc.; QualityTech, LP
filed 2016-05-05
CIK 1577368, 1561164

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

QTS Realty Trust, Inc. Yes  ☐     No  ☒            QualityTech, LP Yes  ☐     No  ☒

There were 47,624,279 shares of Class A common stock, $0.01 par value per share, and 133,000 shares of Class B common stock, $0.01 par value per share, of QTS Realty Trust, Inc. outstanding on May 3, 2016.

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

Substantially all of QTS’ assets are held by, and its operations are conducted through, the Operating Partnership. QTS is the sole general partner of the Operating Partnership, and, as of March 31, 2016, its only material asset consisted of its ownership of approximately 85.9% of the Operating Partnership. Management operates QTS and the Operating Partnership as one business. The management of QTS consists of the same employees as the management of the Operating Partnership. QTS does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. QTS has not issued or guaranteed any indebtedness. Except for net proceeds from public equity issuances by QTS, which are contributed to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership, the Operating Partnership generates all remaining capital required by our business through its operations, the direct or indirect incurrence of indebtedness, and the issuance of partnership units. Therefore, as general partner with control of the Operating Partnership, QTS consolidates the Operating Partnership for financial reporting purposes.

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

In order to highlight the few differences between QTS and the Operating Partnership, there are sections and disclosure in this report that discuss QTS and the Operating Partnership separately, including separate financial statements, separate controls and procedures sections, separate Exhibit 31 and 32 certifications, and separate presentation of certain accompanying notes to the financial statements, including Note 7 – Partners’ Capital, Equity and Incentive Compensation Plans. In the sections that combine disclosure for QTS and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of “we,” “our,” “us,” “our company” and “the Company.” Although the Operating Partnership is generally the entity that enters into contracts, holds assets and issues debt, we believe that these general references to “we,” “our,” “us,” “our company” and “the Company” in this context are appropriate because the business is one enterprise operated through the Operating Partnership.

2

QTS Realty Trust, Inc.

QualityTech, LP

Form 10-Q

For the Quarterly Period Ended March 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Real Estate Assets
Land	$57,128	$57,112
Buildings, improvements and equipment	1,241,885	1,180,386
Less: Accumulated depreciation	(255,344)	(239,936)
	1,043,669	997,562
Construction in progress	340,511	345,655
Real Estate Assets, net	1,384,180	1,343,217
Cash and cash equivalents	9,744	8,804
Rents and other receivables, net	30,880	28,233
Acquired intangibles, net	125,733	115,702
Deferred costs, net	31,367	30,042
Prepaid expenses	10,644	6,502
Goodwill	171,679	181,738
Other assets, net	35,181	33,101
TOTAL ASSETS	$1,799,408	$1,747,339

LIABILITIES
Unsecured credit facility, net	$607,105	$520,956
Senior notes, net of discount and debt issuance costs	291,186	290,852
Capital lease and lease financing obligations	46,666	49,761
Accounts payable and accrued liabilities	69,064	95,924
Dividends and distributions payable	17,358	15,378
Advance rents, security deposits and other liabilities	20,061	18,798
Deferred income taxes	21,049	18,813
Deferred income	16,435	16,991
TOTAL LIABILITIES	1,088,924	1,027,473
EQUITY
Common stock, $0.01 par value, 450,133,000 shares authorized, 41,434,961 and 41,225,784 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	414	412
Additional paid-in capital	671,650	670,275
Accumulated dividends in excess of earnings	(61,754)	(52,732)
Total stockholders’ equity	610,310	617,955
Noncontrolling interests	100,174	101,911
TOTAL EQUITY	710,484	719,866
TOTAL LIABILITIES AND EQUITY	$1,799,408	$1,747,339

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental	$68,426	$49,333
Recoveries from customers	5,435	5,664
Cloud and managed services	18,890	5,795
Other	2,017	594
Total revenues	94,768	61,386
Operating Expenses:
Property operating costs	31,781	19,336
Real estate taxes and insurance	1,740	1,485
Depreciation and amortization	28,639	16,243
General and administrative	20,286	13,838
Transaction and integration costs	2,087	105
Total operating expenses	84,533	51,007
Operating income	10,235	10,379

Other income and expenses:
Interest expense	(5,981)	(5,342)
Income before taxes	4,254	5,037
Tax benefit of taxable REIT subsidiaries	2,605	-
Net income	6,859	5,037
Net income attributable to noncontrolling interests	(970)	(955)
Net income attributable to QTS Realty Trust, Inc.	$5,889	$4,082

Net income per share attributable to common shares:
Basic	$0.14	$0.13
Diluted	0.14	0.13

Weighted average common shares outstanding:
Basic	41,292,445	31,294,488
Diluted	48,973,851	39,209,226

 See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands)

				Accumulated
				dividends in	Total
	Common stock		Additional	excess of	stockholders'	Noncontrolling
	Shares	Amount	paid-in capital	earnings	equity	interests	Total
Balance January 1, 2016	41,226	$412	$670,275	$(52,732)	$617,955	$101,911	$719,866
Issuance of shares through equity award plan	209	2	(2)	-	-	(694)	(694)
Equity-based compensation expense	-	-	1,760	-	1,760	290	2,050
Net proceeds from equity offering	-	-	(383)	-	(383)	53	(330)
Dividends to shareholders	-	-	-	(14,911)	(14,911)	-	(14,911)
Distributions to noncontrolling interests	-	-	-	-	-	(2,356)	(2,356)
Net income	-	-	-	5,889	5,889	970	6,859
Balance March 31, 2016	41,435	$414	$671,650	$(61,754)	$610,310	$100,174	$710,484

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the three months ended March 31, 2016 and 2015

	2016	2015
Cash flow from operating activities:
Net income	$6,859	$5,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,309	15,469
Amortization of deferred loan costs	813	791
Amortization of senior notes discount	64	62
Equity-based compensation expense	2,050	1,307
Bad debt expense	527	58
Deferred tax benefit	(2,605)	-
Changes in operating assets and liabilities
Rents and other receivables, net	(3,173)	(1,209)
Prepaid expenses	(4,056)	(3,398)
Other assets	(129)	190
Accounts payable and accrued liabilities	(12,784)	(5,376)
Advance rents, security deposits and other liabilities	1,510	138
Deferred income	(406)	870
Net cash provided by operating activities	11,979	13,939
Cash flow from investing activities:
Additions to property and equipment	(78,053)	(73,399)
Net cash used in investing activities	(78,053)	(73,399)
Cash flow from financing activities:
Credit facility proceeds	86,000	65,162
Debt repayment	-	(165,000)
Payment of deferred financing costs	-	(352)
Payment of cash dividends	(13,193)	(8,531)
Distribution to noncontrolling interests	(2,186)	(2,174)
Principal payments on capital lease obligations	(3,228)	(467)
Mortgage principal debt repayments	-	(584)
Equity issuance costs	(379)	-
Equity proceeds, net of costs	-	166,366
Net cash provided by financing activities	67,014	54,420

Net increase (decrease) in cash and cash equivalents	940	(5,040)
Cash and cash equivalents, beginning of period	8,804	10,788
Cash and cash equivalents, end of period	$9,744	$5,748

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW (continued)

(unaudited and in thousands)

For the three months ended March 31, 2016 and 2015

	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$9,304	$9,439
Noncash investing and financing activities:
Accrued capital additions	$37,571	$61,492
Accrued equity issuance costs	$7	$-

Acquisitions, net of cash acquired:
Acquired intangibles	$14,700	$-
Prepaid expenses	86	-
Goodwill	(10,060)	-
Accounts payable and accrued liabilities	(5)	-
Deferred income	149	-
Deferred income taxes	(4,870)	-
Total acquisitions, net of cash acquired	$-	$-

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Real Estate Assets
Land	$57,128	$57,112
Buildings, improvements and equipment	1,241,885	1,180,386
Less: Accumulated depreciation	(255,344)	(239,936)
	1,043,669	997,562
Construction in progress	340,511	345,655
Real Estate Assets, net	1,384,180	1,343,217
Cash and cash equivalents	9,744	8,804
Rents and other receivables, net	30,880	28,233
Acquired intangibles, net	125,733	115,702
Deferred costs, net	31,367	30,042
Prepaid expenses	10,644	6,502
Goodwill	171,679	181,738
Other assets, net	35,181	33,101
TOTAL ASSETS	$1,799,408	$1,747,339

LIABILITIES
Unsecured credit facility, net	607,105	520,956
Senior notes, net of discount and debt issuance costs	291,186	290,852
Capital lease and lease financing obligations	46,666	49,761
Accounts payable and accrued liabilities	69,064	95,924
Dividends and distributions payable	17,358	15,378
Advance rents, security deposits and other liabilities	20,061	18,798
Deferred income taxes	21,049	18,813
Deferred income	16,435	16,991
TOTAL LIABILITIES	1,088,924	1,027,473
PARTNERS' CAPITAL
Partners' capital	710,484	719,866
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$1,799,408	$1,747,339

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental	$68,426	$49,333
Recoveries from customers	5,435	5,664
Cloud and managed services	18,890	5,795
Other	2,017	594
Total revenues	94,768	61,386
Operating Expenses:
Property operating costs	31,781	19,336
Real estate taxes and insurance	1,740	1,485
Depreciation and amortization	28,639	16,243
General and administrative	20,286	13,838
Transaction and integration costs	2,087	105
Total operating expenses	84,533	51,007
Operating income	10,235	10,379

Other income and expenses:
Interest expense	(5,981)	(5,342)
Income before taxes	4,254	5,037
Tax benefit of taxable REIT subsidiaries	2,605	-
Net income	$6,859	$5,037

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(unaudited and in thousands)

	Limited Partners' Capital		General Partner's Capital
	Units	Amount	Units	Amount	Total
Balance January 1, 2016	48,023	$719,866	1	$-	$719,866
Issuance of shares through equity award plan	209	(694)	-	-	(694)
Equity-based compensation expense	-	2,050	-	-	2,050
Issuance costs from QTS Realty Trust, Inc. equity offering	-	(330)	-	-	(330)
Dividends to QTS Realty Trust, Inc.	-	(14,911)	-	-	(14,911)
Partnership distributions	-	(2,356)	-	-	(2,356)
Net income	-	6,859	-	-	6,859
Balance March 31, 2016	48,232	$710,484	1	$-	$710,484

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the three months ended March 31, 2016 and 2015

	2016	2015
Cash flow from operating activities:
Net income	$6,859	$5,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,309	15,469
Amortization of deferred loan costs	813	791
Amortization of senior notes discount	64	62
Equity-based compensation expense	2,050	1,307
Bad debt expense	527	58
Deferred tax benefit	(2,605)	-
Changes in operating assets and liabilities
Rents and other receivables, net	(3,173)	(1,209)
Prepaid expenses	(4,056)	(3,398)
Other assets	(129)	190
Accounts payable and accrued liabilities	(12,784)	(5,376)
Advance rents, security deposits and other liabilities	1,510	138
Deferred income	(406)	870
Net cash provided by operating activities	11,979	13,939
Cash flow from investing activities:
Additions to property and equipment	(78,053)	(73,399)
Net cash used in investing activities	(78,053)	(73,399)
Cash flow from financing activities:
Credit facility proceeds	86,000	65,162
Debt repayment	-	(165,000)
Payment of deferred financing costs	-	(352)
Payment of cash dividends	(13,193)	(8,531)
Partnership distributions	(2,186)	(2,174)
Principal payments on capital lease obligations	(3,228)	(467)
Mortgage principal debt repayments	-	(584)
Equity issuance costs	(379)	-
Equity proceeds, net of costs	-	166,366
Net cash provided by financing activities	67,014	54,420

Net increase (decrease) in cash and cash equivalents	940	(5,040)
Cash and cash equivalents, beginning of period	8,804	10,788
Cash and cash equivalents, end of period	$9,744	$5,748

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW (continued)

(unaudited and in thousands)

For the three months ended March 31, 2016 and 2015

	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$9,304	$9,439
Noncash investing and financing activities:
Accrued capital additions	$37,571	$61,492
Accrued equity issuance costs	$7	$-

Acquisitions, net of cash acquired:
Acquired intangibles	$14,700	$-
Prepaid expenses	86	-
Goodwill	(10,060)	-
Accounts payable and accrued liabilities	(5)	-
Deferred income	149	-
Deferred income taxes	(4,870)	-
Total acquisitions, net of cash acquired	$-	$-

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

QTS was formed as a Maryland corporation on May 17, 2013 and completed its initial public offering of 14,087,500 shares of Class A common stock, $0.01 par value per share (the “IPO”) on October 15, 2013. QTS elected to be taxed as a real estate investment trust (“REIT”), for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2013. As a REIT, QTS generally is not required to pay federal corporate income taxes on its taxable income to the extent it is currently distributed to its stockholders.

As of March 31, 2016, QTS owned approximately 85.9% of the interests in the Operating Partnership. Substantially all of QTS’ assets are held by, and QTS’ operations are conducted through, the Operating Partnership.

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

In 2016, the Company adopted ASU 2015-02, Amendments to the Consolidation Analysis. This standard amends certain guidance applicable to the consolidation of various legal entities, including variable interest entities (“VIE”). The Company evaluated the application of the ASU and concluded that no change was required to its accounting for its interest in the Operating Partnership. However, under the new guidance, the Operating Partnership now meets the definition and criteria of a VIE and the Company is the primary beneficiary of the VIE. As discussed below, the Company’s only material asset is its ownership interest in the Operating Partnership, and consequently, all of its assets and liabilities represent those assets and liabilities of the Operating Partnership. The Company’s debt is an obligation of the Operating Partnership where the creditors may have recourse, under certain circumstances, against the credit of the Company.

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

As discussed above, QTS owns no operating assets and has no operations independent of the Operating Partnership and its subsidiaries. Also, the Operating Partnership owns no operating assets and has no operations independent of its subsidiaries. Obligations under the 5.875% Senior Notes due 2022 and the unsecured credit facility, both discussed in Note 5, are fully, unconditionally, and jointly and severally guaranteed by the Operating Partnership’s existing subsidiaries, other than 1) 2470 Satellite Boulevard, LLC, a subsidiary formed in December 2015 that acquired an office building in Duluth, Georgia and has de minimis operations, and 2) QTS Finance Corporation, the co-issuer of the 5.875% Senior Notes due 2022. As such, condensed consolidating financial information for the guarantors is not being presented in the notes to the interim condensed consolidated financial statements. However, the indenture governing the 5.875% Senior Notes due 2022 restricts the ability of the Operating Partnership to make distributions to QTS, subject to certain exceptions, including distributions required in order for QTS to maintain its status as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

The interim condensed consolidated financial statements of QTS Realty Trust, Inc. for the three months ended March 31, 2016 and 2015, and as of March 31, 2016 and December 31, 2015 present the accounts of QTS Realty Trust, Inc. and its majority owned subsidiaries. This includes the operating results of the Operating Partnership for all periods presented.

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

Reclassifications – The consolidated balance sheet at December 31, 2015 reflects a reclassification of $3.1 million from Deferred Costs, net to Unsecured Credit Facility, net, and $7.1 million from Deferred Costs, net to Senior Notes, net of discount and debt issuance costs as required by the Company’s adoption of ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”

Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. For the three months ended March 31, 2016, depreciation expense related to real estate assets and non-real estate assets was $17.7 million and $3.0 million, respectively, for a total of $20.7 million. For the three months ended March 31, 2015, depreciation expense related to real estate assets and non-real estate assets was $10.9 million and $1.9 million, respectively, for a total of $12.8 million. The Company capitalizes certain development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset is ready for its intended use. Capitalization of such costs, excluding interest, aggregated to $2.4 million and $3.3 million for the three months ended March 31, 2016 and 2015, respectively. Interest is capitalized during the period of development by first applying the Company’s actual borrowing rate on the related asset and second, to the extent necessary, by applying the Company’s weighted average effective borrowing rate to the actual development and other costs expended during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $2.8 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively.

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

Acquired in-place leases are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Amortization of acquired in place lease costs totaled $0.4 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively. This amortization expense is accounted for as real estate amortization expense.

Acquired customer relationships are amortized as amortization expense on a straight-line basis over the expected life of the customer relationship. Amortization of acquired customer relationships totaled $3.0 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively. This amortization expense is accounted for as real estate amortization expense. The current period amortization includes a $1.0 million adjustment related to an increase in the purchase price allocation of the acquired customer relationship intangible recorded in the three months ended March 31, 2016, of which $0.7 million related to prior reporting periods. See Note 3 for further detail.

Other acquired intangible assets, which includes platform, above or below market leases, and trade name intangibles, are amortized on a straight-line basis over their respective expected lives. Platform and trade name intangibles are amortized as amortization expense. Platform amortization expense was $0.8 million for the three months ended March 31, 2016. Trade name amortization expense was $0.3 million for the three months March 31, 2016. Above or below market leases are amortized as rent expense, which totaled $0.1 million for the three months ended March 31, 2016. There was no amortization expense or rent expense related to platform, trade name, and above or below market lease intangibles for the three months ended March 31, 2015. The expense associated with trade name intangibles is accounted for as real estate expense, whereas the expense associated with the amortization of platform intangibles is accounted for as non-real estate expense.

See Note 3 for discussion of the preliminary purchase price allocation for the acquisition of Carpathia Hosting, Inc. (“Carpathia”) on June 16, 2015.

Impairment of Long-Lived and Intangible Assets – The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is generally measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. No impairment losses were recorded for the three months ended March 31, 2016 and 2015, respectively.

The fair value of goodwill is the consideration transferred which is not allocable to identifiable intangible and tangible assets. Goodwill is subject to at least an annual assessment for impairment. As a result of the Carpathia acquisition, the Company recognized approximately $172 million in goodwill.

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

As discussed above in Reclassifications, the Company adopted ASU 2015-03 during the three months ended March 31, 2016. Pursuant to this updated guidance, debt issuance costs related to revolving debt arrangements are permitted to be deferred and presented as assets on the balance sheet; however, all other debt issuance costs must be recorded as a direct offset to the associated liability. As such, deferred financing costs on the Company’s consolidated balance sheets represent costs incurred in connection with obtaining only revolving debt arrangements. These costs are amortized over the term of the loan and are included in interest expense. Amortization of debt issuance costs, including those costs presented as offsets to the associated liability in the consolidated balance sheet, was $0.8 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively. Deferred financing costs related to revolving debt arrangements, net of accumulated amortization are as follows:

	March 31,	December 31,
(dollars in thousands)	2016	2015
	(unaudited)

Deferred financing costs	$6,654	$6,652
Accumulated amortization	(781)	(389)
Deferred financing costs, net	$5,873	$6,263

Deferred leasing costs consist of external fees and internal costs incurred in the successful negotiations of leases and are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $3.5 million and $2.7 million for the three months ended March 31, 2016 and 2015, respectively. Deferred leasing costs, net of accumulated amortization are as follows (excluding $2.7 million, net of amortization, related to a leasing arrangement at the Company’s Princeton facility in 2014):

	March 31,	December 31,
(dollars in thousands)	2016	2015
	(unaudited)

Deferred leasing costs	$36,466	$33,458
Accumulated amortization	(13,686)	(12,476)
Deferred leasing costs, net	$22,780	$20,982

Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. The Company records this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $16.4 million and $17.0 million as of March 31, 2016 and December 31, 2015, respectively. Additionally, $1.9 million and $1.2 million of deferred income was amortized into revenue for the three months ended March 31, 2016 and 2015, respectively.

Equity-based Compensation – All equity-based compensation is measured at fair value on the grant date or date of modification, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as a liability or as equity in the consolidated balance sheets. Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification. Equity-based compensation expense net of forfeited awards was $2.1 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively.

Rental Revenue – The Company, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $11.0 million and $9.1 million as of March 31, 2016 and December 31, 2015, respectively. Rental revenue also includes amortization of set-up fees which are amortized over the term of the respective lease as discussed above.

Cloud and Managed Services Revenue – The Company may provide both its cloud product and use of its managed services to its customers on an individual or combined basis. Service fee revenue is recognized as the revenue is earned, which generally coincides with the services being provided.

Allowance for Uncollectible Accounts Receivable – Rents receivable are recognized when due and are carried at cost, less an allowance for doubtful accounts. The Company records a provision for losses on rents receivable equal to the estimated uncollectible accounts, which is based on management’s historical experience and a review of the current status of the Company’s receivables. As necessary, the Company also establishes an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. The aggregate allowance for doubtful accounts was $5.2 million and $5.1 million as of March 31, 2016 and December 31, 2015, respectively.

Capital Leases and Lease Financing Obligations – The Company evaluates leased real estate to determine whether the lease should be classified as a capital or operating lease in accordance with U.S. GAAP.

The Company periodically enters into capital leases for certain equipment. In addition, through its acquisition of Carpathia Hosting, Inc. on June 16, 2015, the Company is now party to capital leases for property and equipment, as well as financing obligations related to a sale-leaseback transaction. The outstanding liabilities for the capital leases were $24.4 million and $26.9 million as of March 31, 2016 and December 31, 2015, respectively. The outstanding liabilities for the lease financing obligations were $22.3 million and $22.8 million as of March 31, 2016 and December 31, 2015, respectively. The net book value of the assets associated with these leases was approximately $48.3 million and $51.0 million as of March 31, 2016 and December 31, 2015, respectively. Depreciation related to the associated assets is included in depreciation and amortization expense in the Statements of Operations and Comprehensive Income.

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

Customer Concentrations – As of March 31, 2016, one of the Company’s customers represented 11.5% of its total monthly rental revenue. No other customers exceeded 4% of total monthly rental revenue.

As of March 31, 2016, seven of the Company’s customers exceeded 5% of total accounts receivable. In aggregate, these seven customers accounted for approximately 62% of total accounts receivable. Three of these seven customers individually exceeded 10% of total accounts receivable.

Income Taxes – The Company elected for two of its existing subsidiaries to be taxed as taxable REIT subsidiaries pursuant to the REIT rules of the U.S. Internal Revenue Code.

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

As of December 31, 2014, one of the taxable REIT subsidiaries’ deferred tax assets were primarily the result of U.S. net operating loss carryforwards. A valuation allowance was recorded against its gross deferred tax asset balance as of December 31, 2014. As a result of the acquisition of Carpathia, the Company determined that it is more likely than not that pre-existing deferred tax assets will be realized by the combined entity, and the valuation allowance was eliminated. The change in the valuation allowance resulting from the change in circumstances was included in income, recognized in deferred income tax benefit in the year ended December 31, 2015.

In addition to the deferred income tax benefit recognized in the prior year in connection with the elimination of the valuation allowance, a deferred tax benefit is being recognized in the three months ended March 31, 2016 in connection with recorded operating losses. The taxable REIT subsidiary consolidated group has a net deferred tax liability position primarily due to the customer-based intangibles acquired as part of the Carpathia acquisition.

The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the taxable REIT subsidiary, tax law changes and future business acquisitions. The Company’s effective tax rates were 37.4% and 0% for the three months ended March 31, 2016 and 2015, respectively. The increase in the effective tax rate is primarily due to the elimination of the valuation allowance as a result of the Carpathia acquisition, recorded operating losses of the taxable REIT subsidiary in the current year, and permanent book and tax differences.

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

As the Company’s previous interest rate swaps matured on September 28, 2014, there are no financial assets or liabilities measured at fair value on a recurring basis on the consolidated balance sheets as of March 31, 2016 and December 31, 2015. The Company’s purchase price allocation of Carpathia is a fair value estimate that utilized Level 3 inputs and is measured on a non-recurring basis. See Note 3 for further detail.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the current revenue recognition requirements in ASC 605, Revenue Recognition. Under this new guidance, entities should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This ASU also requires enhanced disclosures. In April 2016, the FASB finalized amendments to the guidance on identifying performance obligations and accounting for licenses of intellectual property. These amendments are not intended to change the core principles of the standard; however, they are intended to clarify important aspects of the guidance and improve its operability. The amendments have the same effective date and transition requirements as the new revenue standard, which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted; however, entities are not permitted to adopt the standard earlier than December 15, 2016, the original effective date. Retrospective and modified retrospective application is allowed. The Company is currently assessing the impact of this standard on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not as a separate deferred charge. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In June 2015, the Securities and Exchange Commission (“SEC”) stated that given the absence of authoritative guidance within this ASU for debt issuance costs related to revolving debt arrangements, the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. This announcement confirms that revolver arrangement costs are not within the scope of this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The amendments are required to be applied on a retrospective basis, and upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company adopted this standard in the three months ended March 31, 2016. See Reclassifications in Note 2 for further detail.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company adopted this standard in the three months ended March 31, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current lease guidance in ASC 840, Leases. The core principle of Topic 842 requires lessees to recognize the assets and liabilities that arise from nearly all leases in the statement of financial position. Accounting applied by lessors will remain largely consistent with previous guidance, with additional changes set to align lessor accounting with the revised lessee model and the FASB’s revenue recognition guidance in Topic 606. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC 718, Compensation – Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including simplified income tax accounting for stock-based compensation, enhanced tax withholding rules, accounting policy options with regard to forfeitures and clarified guidance on statement of cash flow presentation. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements.

3. Acquisitions

Carpathia Acquisition

On June 16, 2015, the Company completed the acquisition of 100% of the outstanding stock of Carpathia Hosting, Inc., a Virginia-based colocation, cloud and managed services provider for approximately $371.4 million (based on the preliminary assessment of the fair value of assets acquired and liabilities assumed). Upon completion of this acquisition, the Company assumed all of the assets and liabilities of Carpathia Acquisition, Inc. Carpathia Acquisition, Inc. and its subsidiaries, including Carpathia, became indirect, wholly-owned subsidiaries of the Company. Carpathia was a provider of colocation, hybrid cloud and Infrastructure-as-a-Service (IaaS) servicing enterprise customers and federal agencies, with a customer base of approximately 230 customers as of June 16, 2015. Carpathia utilized eight domestic data centers located in Dulles, Virginia; Phoenix, Arizona; San Jose, California; Harrisonburg, Virginia and Ashburn, Virginia; and five international data centers located in Toronto, Canada; Amsterdam, Netherlands; London, United Kingdom; Hong Kong and Sydney, Australia.

The Company accounted for this acquisition in accordance with ASC 805, Business Combinations, as a business combination. The Company is generally valuing the assets acquired and liabilities assumed using Level 3 inputs.

The following table summarizes the consideration for the Carpathia acquisition and the preliminary allocation of the fair value of assets acquired and liabilities assumed at the acquisition date (in thousands). This allocation is subject to change pending the final valuation of these assets and liabilities:

	Adjusted Carpathia Allocation as of March 31, 2016	Original Allocation Reported as of June 30, 2015	Adjusted Fair Value
Land	$1,130	$1,130	$-
Buildings and improvements	78,898	79,372	(474)
Construction in progress	12,127	12,127	-
Acquired intangibles (1)	108,100	89,847	18,253
Net working capital	3,839	2,569	1,270
Total identifiable assets acquired	204,094	185,045	19,049

Capital lease and lease financing obligations	43,832	43,832	-
Deferred income taxes	34,804	19,766	15,038
Acquired above market lease	2,453	-	2,453
Total liabilities assumed	81,089	63,598	17,491

Net identifiable assets acquired	123,005	121,447	1,558
Goodwill	171,679	173,237	(1,558)
Net assets acquired	$294,684	$294,684	$-

(1)	In addition to $3.6 million of prior period fair value adjustments, during the three months ended March 31, 2016, a $14.7 million adjustment was recorded to increase acquired intangible assets following identified purchase price allocation adjustments, with a corresponding decrease to goodwill. An adjustment of $1.0 million to increase amortization expense related to this increase in acquired intangibles was recorded during the three months ended March 31, 2016, of which $0.7 million related to prior reporting periods.

Goodwill recognized in the transaction relates primarily to anticipated operating synergies, Carpathia’s in-place workforce and access to Carpathia’s customer base. For tax purposes, the Company acquired goodwill with a tax basis of $16.6 million, which is deductible in subsequent periods. Based on the preliminary purchase price allocation, amortization expenses relative to the intangible assets acquired are expected to be approximately $12.2 million, $12.2 million, $10.1 million, $8.0 million and $8.0 million for the years ended December 31, 2016 through December 31, 2020, respectively.

The following table represents the pro forma condensed consolidated statements of operations of the combined entities for the three-month period ended March 31, 2015 (in thousands):

(Unaudited) Pro Forma Condensed Consolidated Statement of Operations
Three Months Ended March 31, 2015
Revenue	$83,325
Net income	$3,973

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

The unaudited pro forma condensed consolidated financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the transactions noted above been consummated on January 1, 2015, nor does it purport to represent the results of operations for future periods.

4. Real Estate Assets and Construction in Progress

The following is a summary of properties owned or leased by the Company as of March 31, 2016 and December 31, 2015 (in thousands):

As of March 31, 2016 (unaudited):

Property Location	Land	Buildings, Improvements and Equipment		Construction in Progress	Total Cost

Owned Properties
Suwanee, Georgia (Atlanta-Suwanee)	$3,521	$152,083		$15,344	$170,948
Atlanta, Georgia (Atlanta-Metro)	15,397	418,313		35,201	468,911
Santa Clara, California*	-	95,395		1,403	96,798
Richmond, Virginia	2,180	211,109		86,935	300,224
Sacramento, California	1,481	61,574		37	63,092
Princeton, New Jersey	20,700	32,734		450	53,884
Dallas-Fort Worth, Texas	8,606	117,415		94,475	220,496
Chicago, Illinois	-	-		96,956	96,956
Miami, Florida	1,777	30,656		263	32,696
Lenexa, Kansas	437	3,511		-	3,948
Duluth, Georgia Office Building	1,899	1,896		41	3,836
	55,998	1,124,686		331,105	1,511,789

Leased Properties
Leased facilities acquired in 2015 ***	1,130	91,378		7,305	99,813
Jersey City, New Jersey	-	24,899		2,078	26,977
Overland Park, Kansas	-	922	**	23	945
	1,130	117,199		9,406	127,735
	$57,128	$1,241,885		$340,511	$1,639,524

*	Owned facility subject to long-term ground sublease.
**	This does not include the portion of the business that is used for QTS office space or other real estate not used by customers.
***	Includes 13 facilities. All facilities are leased, including those subject to capital leases.

As of December 31, 2015:

Property Location	Land	Buildings, Improvements and Equipment		Construction in Progress	Total Cost

Owned Properties
Suwanee, Georgia (Atlanta-Suwanee)	$3,521	$150,028		$15,330	$168,879
Atlanta, Georgia (Atlanta-Metro)	15,397	406,190		41,835	463,422
Santa Clara, California*	-	94,437		1,379	95,816
Richmond, Virginia	2,180	208,654		85,771	296,605
Sacramento, California	1,481	61,462		73	63,016
Princeton, New Jersey	20,700	32,708		422	53,830
Dallas-Fort Worth, Texas	8,590	71,783		120,331	200,704
Chicago, Illinois	-	-		70,749	70,749
Miami, Florida	1,777	30,554		144	32,475
Lenexa, Kansas	437	3,511		-	3,948
Duluth, Georgia Office Building	1,899	1,920		-	3,819
	55,982	1,061,247		336,034	1,453,263

Leased Properties
Leased facilities acquired in 2015 ***	1,130	89,989		7,196	98,315
Jersey City, New Jersey	-	28,228		2,421	30,649
Overland Park, Kansas	-	922	**	4	926
	1,130	119,139		9,621	129,890
	$57,112	$1,180,386		$345,655	$1,583,153

*	Owned facility subject to long-term ground sublease.
**	This does not include the portion of the business that is used for QTS office space or other real estate not used by customers.
***	Includes 13 facilities. All facilities are leased, including those subject to capital leases.

5. Debt

Below is a listing of the Company’s outstanding debt, including capital leases and lease financing obligations, as of March 31, 2016 and December 31, 2015 (in thousands):

	Weighted Average
	Coupon Interest Rate at		March 31,	December 31,
	March 31, 2016	Maturities	2016	2015
Unsecured Credit Facility
Revolving Credit Facility	1.99%	December 17, 2019	$310,000	$224,002
Term Loan I	1.94%	December 17, 2020	150,000	150,000
Term Loan II	1.93%	April 27, 2021	150,000	150,000
Senior Notes	5.88%	August 1, 2022	300,000	300,000
Capital Lease and Lease Financing Obligations	3.40%	2016 - 2025	46,666	49,761
	3.26%		956,666	873,763
Less discount and debt issuance costs			(11,709)	(12,194)
Total outstanding debt, net			$944,957	$861,569

Credit Facility and Senior Notes

(a) Unsecured Credit Facility – In October 2015, the Company amended and restated its unsecured credit facility, increasing the total capacity by $250 million and extending the term. At the same time, the Company terminated its secured credit facility relating to the Richmond data center. The amended unsecured credit facility has a total capacity of $900 million and includes a $150 million term loan which matures on December 17, 2020, another $150 million term loan which matures on April 27, 2021, and a $600 million revolving credit facility which matures on December 17, 2019, with a one year extension option. Amounts outstanding under the amended unsecured credit facility bear interest at a variable rate equal to, at the Company’s election, LIBOR or a base rate, plus a spread that will vary depending upon the Company’s leverage ratio. For revolving credit loans, the spread ranges from 1.55% to 2.15% for LIBOR loans and 0.55% to 1.15% for base rate loans. For term loans, the spread ranges from 1.50% to 2.10% for LIBOR loans and 0.50% to 1.10% for base rate loans. The amended unsecured credit facility also includes a $200 million accordion feature.

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

The unsecured credit facility requires monthly interest payments and requires the Company to comply with various customary affirmative and negative covenants and quarterly financial covenant requirements relating to the debt service coverage ratio, fixed charge ratio, leverage ratio and tangible net worth and various other operational requirements. In connection with the unsecured credit facility, as of March 31, 2016, the Company had an additional $2.0 million letter of credit outstanding. As of March 31, 2016, borrowings under the unsecured credit facility consisted of $310.0 million outstanding under the revolving credit facility and $300.0 million outstanding under the term loans, exclusive of net debt issuance costs of $2.9 million. As of March 31, 2016, the weighted average interest rate for amounts outstanding under the unsecured credit facility was 1.96%.

(b) Senior Notes – On July 23, 2014, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the notes described below (collectively, the “Issuers”), issued $300 million aggregate principal amount of 5.875% Senior Notes due 2022 (the “Senior Notes”). The Senior Notes have an interest rate of 5.875% per annum, were issued at a price equal to 99.211% of their face value and mature on August 1, 2022. The proceeds from the offering were used to repay amounts outstanding under the unsecured credit facility, including $75 million outstanding under the term loan. As of March 31, 2016, the discount recorded on the Senior Notes was $2.0 million and the outstanding net debt issuance costs associated with the Senior Notes were $6.8 million.

The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries, receivables entities and 2470 Satellite Boulevard, LLC, which is a Delaware limited liability company formed in December 2015 to acquire an office building in Duluth, Georgia) and future subsidiaries that guarantee any indebtedness of QTS Realty Trust, Inc., the Issuers or any other subsidiary guarantor. QTS Realty Trust, Inc. does not guarantee the Senior Notes and will not be required to guarantee the Senior Notes except under certain circumstances. The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of July 23, 2014, among the Operating Partnership, QTS Finance Corporation, the Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”).

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

The annual remaining principal payment requirements as of March 31, 2016 per the contractual maturities and excluding extension options, capital leases and lease financing obligations, are as follows (in thousands):

2016	$-
2017	-
2018	-
2019	310,000
2020	150,000
Thereafter	450,000
Total	$910,000

As of March 31, 2016, the Company was in compliance with all of its covenants.

Capital Leases

The Company has historically entered into capital leases for certain equipment. In addition, through its acquisition of Carpathia on June 16, 2015, the Company acquired capital leases of both equipment and certain properties. Total outstanding liabilities for capital leases were $24.4 million as of March 31, 2016, of which $15.3 million were assumed through the Carpathia acquisition, all of which was related to the lease of real property. Carpathia had entered into capital lease arrangements for datacenter space under two lease agreements expiring in 2018 and 2019 at its Harrisonburg, Virginia and Ashburn, Virginia locations. Total recurring monthly payments range from approximately $0.2 million to $0.5 million during the terms of the leases, in addition to payments made for utilities. Depreciation related to the associated assets for the capital leases is included in depreciation and amortization expense in the Statements of Operations and Comprehensive Income.

Lease Financing Obligations

Through the acquisition of Carpathia, the Company acquired lease financing obligations totaling $22.3 million at March 31, 2016, of which $20.2 million related to a sale-leaseback transaction where Carpathia has continuing involvement. On December 23, 2011, Carpathia sold the shell of a building and the associated land to an unrelated third party. Carpathia leases the property back and is a party to an agreement with the same third party to construct a new building on the adjoining property for use as a data center. Carpathia is primarily responsible for financing the improvements and outfitting the building with the necessary equipment. The third party leases back the new building in stages to Carpathia as the various stages are completed. In accordance with ASC 840-40, Leases, Carpathia has continuing involvement with the related leased assets; therefore, the Company will continue to account for the existing building shell and the associated land as fixed assets and will capitalize the construction costs of the new building. The financing obligation related to the building and equipment was $18.6 million at March 31, 2016. In addition, due to Carpathia’s continuing involvement, it was required to defer a gain on the sale of the assets. The deferred gain was $1.6 million at March 31, 2016, and is also included in lease financing obligations.

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

The Company, through its acquisition of Carpathia, also has a lease financing agreement in connection with a $4.8 million tenant improvement allowance on one of its data center lease agreements. The financing requires monthly payments of principal and interest of less than $0.1 million through February 2019. The outstanding balance on the financing agreement was $2.1 million as of March 31, 2016. Depreciation expense on the related leasehold improvements is included in depreciation and amortization expense in the Statements of Operations and Comprehensive Income.

The following table summarizes the Company’s combined future payment obligations, excluding interest, as of March 31, 2016, on the capital leases and lease financing obligations above (in thousands):

2016	$9,463
2017	12,388
2018	8,804
2019	2,461
2020	2,190
Thereafter	11,360
Total	$46,666

6. Commitments and Contingencies

The Company is subject to various routine legal proceedings and other matters in the ordinary course of business. One of the Company’s subsidiaries, Carpathia Hosting, LLC (“Carpathia LLC”), was named as a defendant in a lawsuit filed in state court in New York.  Carpathia LLC’s customer, Portal Healthcare Solutions (“Portal Ascend”) allegedly had a security breach between November 2012 and March 2013.  Portal Ascend has agreed to indemnify Carpathia LLC in this litigation and has provided legal counsel to defend Carpathia LLC.  The litigation is in the earliest stages, thus this litigation is neither probable nor reasonably estimable.

7. Partners’ Capital, Equity and Incentive Compensation Plans

QualityTech, LP

QTS has the full power and authority to do all the things necessary to conduct the business of the Operating Partnership.

As of March 31, 2016, the Operating Partnership had three classes of limited partnership units outstanding: Class A units of limited partnership interest (“Class A units”), Class RS LTIP units of limited partnership interest (“Class RS units”) and Class O LTIP units of limited partnership units (“Class O units”). The Class A Units are now redeemable at any time. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class RS units or Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). Class RS units and Class O units may be subject to vesting and are pari passu with Class A units. Each Class RS unit and Class O unit is convertible into Class A units by the Operating Partnership at any time or by the holder at any time following full vesting (if such unit is subject to vesting) based on formulas contained in the partnership agreement. In addition, upon certain circumstances set forth in the partnership agreement, vested Class RS units automatically convert into Class A units of the Operating Partnership.

QTS Realty Trust, Inc.

In connection with its IPO, QTS issued Class A common stock and Class B common stock. Class B common stock entitles the holder to 50 votes per share and was issued to enable the Company’s Chief Executive Officer to exchange 2% of his Operating Partnership units so he may have a vote proportionate to his economic interest in the Company. Also in connection with its IPO, QTS adopted the QTS Realty Trust, Inc. 2013 Equity Incentive plan (the “2013 Equity Incentive Plan”), which authorized 1.75 million shares of Class A common stock to be issued under the plan, including options to purchase Class A common stock, restricted Class A common stock, Class O units, and Class RS units. In May 2015, the total number of shares available for issuance under the 2013 Equity Incentive Plan was increased to 4,750,000.

The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the three months ended March 31, 2016:

	2010 Equity Incentive Plan					2013 Equity Incentive Plan
	Number of Class O units	Weighted average exercise price	Weighted average fair value	Number of Class RS units	Weighted average grant date value	Options	Weighted average exercise price	Weighted average fair value	Restricted Stock		Weighted average grant date value
Outstanding at December 31, 2015	1,292,899	$23.76	$3.68	39,875	$22.18	867,882	$27.80	$5.56	394,908		$33.82
Granted	—	—	—	—	—	229,693	45.78	9.91	205,508		45.89
Exercised/Vested	(21,925)	23.15	3.36	—	—	(5,063)	26.00	5.21	(45,890	) (1)	33.93
Released from restriction (2)	—	—	—	(31,187)	21.39	—	—	—	—		—
Cancelled/Expired (3)	—	—	—	—	—	(1,250)	28.82	5.98	(21,335)		35.44
Outstanding at March 31, 2016	1,270,974	$23.77	$3.68	8,688	$25.00	1,091,262	$31.59	$6.47	533,191		$38.40

(1)	This represents the Class A common stock that has been released from restriction and which was not surrendered by the holder to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock.
(2)	This represents Class RS units that upon vesting have converted to Operating Partnership units.
(3)	Includes 21,335 restricted Class A common stock surrendered by certain employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock.

The assumptions and fair values for restricted stock and options to purchase shares of Class A common stock granted for the three months ended March 31, 2016 are included in the following table on a per unit basis. Class O units and options to purchase shares of Class A common stock were valued using the Black-Scholes model.

Three Months Ended March 31, 2016
Fair value of restricted stock granted	$45.78-$47.38
Fair value of options granted	$9.57-$9.97
Expected term (years)	5.5-5.9
Expected volatility	30.7-31.3%
Expected dividend yield	3.14%
Expected risk-free interest rates	1.42-1.48%

The following table summarizes information about awards outstanding as of March 31, 2016.

	Operating Partnership Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Class RS Units	$-	8,688	0.3
Class O Units	$20.00-25.00	1,270,974	0.4
Total Operating Partnership awards outstanding		1,279,662

	QTS Realty Trust, Inc. Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Restricted stock	$-	533,191	2.5
Options to purchase Class A common stock	$21.00-45.78	1,091,262	1.3
Total QTS Realty Trust, Inc. awards outstanding		1,624,453

All nonvested LTIP unit awards are valued as of the grant date and generally vest ratably over a defined service period. Certain nonvested LTIP unit awards vest on the earlier of achievement by the Company of various performance goals or specified dates in 2015 and 2016. As of March 31, 2016 there were 0.2 million, 0.5 million and 0.5 million nonvested Class O units, restricted Class A common stock and options to purchase Class A common stock outstanding, respectively. As of March 31, 2016, there was an immaterial amount of Class RS units outstanding. As of March 31, 2016 the Company had $24.6 million of unrecognized equity-based compensation expense which will be recognized over the remaining vesting period of up to 4 years. The total intrinsic value of the awards outstanding at March 31, 2016 was $69.5 million.

Dividends and Distributions

The following tables present quarterly cash dividends and distributions paid to QTS’ common stockholders and the Operating Partnership’s unit holders for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016
Record Date	Payment Date	Per Common Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
December 17, 2015	January 6, 2016	$0.32	$15.4
		$0.32	$15.4

Three Months Ended March 31, 2015
Record Date	Payment Date	Per Common Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
December 19, 2014	January 7, 2015	$0.29	$10.7
		$0.29	$10.7

Additionally, on April 5, 2016, the Company paid its regular quarterly cash dividend of $0.36 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on March 18, 2016.

Equity Issuances

In March 2016, QTS filed an automatic shelf registration statement on Form S-3 with the SEC. Effective upon filing, the shelf provides for the potential sale of an unspecified amount of QTS’ Class A common stock, preferred stock, depositary shares representing preferred stock, warrants and rights to purchase QTS common stock or any combination thereof, subject to the ability of QTS to effect offerings on satisfactory terms based on prevailing conditions. Pursuant to this shelf registration, on April 1, 2016, the Company issued 6,325,000 shares of QTS’ Class A common stock at a price of $45.50 per share in an underwritten public offering, including the exercise in full of the underwriters’ option to purchase an additional 825,000 shares. The Company used substantially all of the net proceeds of approximately $276 million to repay amounts outstanding under its unsecured revolving credit facility.

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

8. Related Party Transactions

The Company periodically executes transactions with entities affiliated with its Chairman and Chief Executive Officer. Such transactions include automobile, furniture and equipment purchases as well as building operating lease payments and receipts, and reimbursement for the use of a private aircraft service by the Company’s officers and directors.

The transactions which occurred during the three months ended March 31, 2016 and 2015 are outlined below (in thousands):

	Three Months Ended
	March 31,
(dollars in thousands)	2016	2015

Tax, utility, insurance and other reimbursement	$180	$80
Rent expense	253	253
Capital assets acquired	80	99
Total	$513	$432

9. Noncontrolling Interest

Concurrently with the completion of the IPO, QTS consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership.

Commencing at any time beginning November 1, 2014, at the election of the holders of the noncontrolling interest, the Class A units are redeemable for cash or, at the election of the Company, common stock of the Company on a one-for-one basis. As a result of these redemptions of Class A units into common stock and the issuance of common stock, the noncontrolling ownership interest of QualityTech, LP, was 14.1% at March 31, 2016.

10. Earnings per share of QTS Realty Trust, Inc.

Basic income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share adjusts basic income (loss) per share for the effects of potentially dilutive common shares.

The computation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income available to common stockholders — basic	$5,889	$4,082
Effect of net income attributable to noncontrolling interests	970	955
Net income available to common stockholders — diluted	$6,859	$5,037
Denominator:
Weighted average shares outstanding — basic	41,292	31,294
Effect of Class A and Class RS partnership units *	6,801	7,317
Effect of Class O units and options to purchase Class A common stock on an "as if" converted basis *	881	598
Weighted average shares outstanding — diluted	48,974	39,209

Net income per share attributable to common stockholders — basic	$0.14	$0.13
Net income per share attributable to common stockholders — diluted	$0.14	$0.13

*	The Class A units, Class RS units and Class O units represent limited partnership interests in the Operating Partnership, and are described in more detail in Note 7.

The computation of diluted net income per share for the three months ended March 31, 2016 does not include 229,693 options with an exercise price of $45.78 as their inclusion would have been antidilutive for that period. The computation of diluted net income per share for the three months ended March 31, 2015 does not include 139,747 options with an exercise price of $36.54 as their inclusion would have been antidilutive for that period.

11. Customer Leases, as Lessor

Future minimum lease payments to be received under non-cancelable operating customer leases (inclusive of payments for contracts which have not yet commenced, and exclusive of recoveries of operating costs from customers) are as follows for the years ending December 31 (in thousands):

2016 (April - December)	$235,197
2017	238,773
2018	173,655
2019	103,090
2020	85,836
Thereafter	195,958
Total	$1,032,509

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

Credit facility and Senior Notes: The Company’s unsecured credit facility did not have interest rates which were materially different than current market conditions and therefore, the fair value approximated the carrying value. The fair value of the Company’s Senior Notes was estimated using Level 2 “significant other observable inputs,” primarily based on quoted market prices for the same or similar issuances. At March 31, 2016, the fair value of the Senior Notes was approximately $304.7 million.

Other debt instruments: The fair value of the Company’s other debt instruments (including capital leases and lease financing obligations) were estimated in the same manner as the unsecured credit facility above. Similarly, each of these instruments did not have interest rates which were materially different than current market conditions and therefore, the fair value of each instrument approximated the respective carrying values.

13. Subsequent Events

On April 1, 2016, the Company issued 6,325,000 shares of QTS’ Class A common stock at a price of $45.50 per share in an underwritten public offering, including the exercise in full of the underwriter’s option to purchase an additional 825,000 shares. The Company used substantially all of the net proceeds of approximately $276 million to repay amounts outstanding under its unsecured revolving credit facility.

On April 5, 2016, the Company paid its regular quarterly cash dividend of $0.36 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on March 18, 2016.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the financial condition and results of operations of QTS Realty Trust, Inc. (“QTS”), which includes the operations of QualityTech, LP (the “Operating Partnership”), for the three months ended March 31, 2016 and 2015. You should read the following discussion and analysis in conjunction with QTS’ and the Operating Partnership’s accompanying consolidated financial statements and related notes contained elsewhere in this Form 10-Q. We believe it is important for investors to understand the few differences between the financial statements of QTS and the Operating Partnership. See “Explanatory Note” for an explanation of these few differences. Since the financial data presented in this Item 2 does not contain any differences between QTS and the Operating Partnership, all periods presented reflect the operating results of the Operating Partnership.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and Item 1A. “Risk Factors” of this Form 10-Q.

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

As of March 31, 2016, QTS owned an approximate 85.9% ownership interest in the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.

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

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of March 31, 2016, only four of our more than 1,000 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 11% of our MRR. In addition, greater than 50% of our MRR was attributable to customers who use more than one of our 3C products.

Our Portfolio

We develop and operate 24 data centers located throughout the United States, Canada, Europe and the Asia-Pacific region, containing an aggregate of approximately 4.9 million gross square feet of space (approximately 91% of which is wholly owned by us), including approximately 2.2 million “basis-of-design” raised floor square feet, which represents the total data center raised floor potential of our existing data center facilities. This represents the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the configuration that we deploy. We build out our data center facilities for both general use (colocation) and for executed leases that require significant amounts of space and power, depending on the needs of each facility at that time. As of March 31, 2016, this space included approximately 1,153,000 raised floor operating net rentable square feet, or NRSF, plus approximately 1.0 million square feet of additional raised floor in our development pipeline, of which approximately 106,000 NRSF is expected to become operational by December 31, 2016. Of the total 1.0 million NRSF in our development pipeline, approximately 58,000 square feet was related to customer leases which had been executed but not yet commenced. Our facilities collectively have access to over 500 megawatts (“MW”) of gross utility power with 439 MW of available utility power. We believe such access to power gives us a competitive advantage in redeveloping data center space, since access to power is usually the most limiting and expensive component in data center redevelopment.

The following table presents an overview of the portfolio of operating properties that we own or lease, based on information as of March 31, 2016:

			Operating Net Rentable Square Feet (Operating NRSF) (3)
Property	Year Acquired (1)	Gross Square Feet (2)	Raised Floor (4)	Office & Other (5)	Supporting Infrastructure (6)	Total	% Occupied and Billing (7)	Annualized Rent (8)	Available Utility Power (MW) (9)	Basis of Design NRSF	% Raised Floor
Richmond, VA	2010	1,318,353	151,623	51,093	162,717	365,433	85.4%	$34,052,528	110	556,623	27.2%

Atlanta, GA (Metro)	2006	968,695	442,986	36,953	326,926	806,865	93.7%	$87,005,171	72	527,186	84.0%

Dallas-Fort Worth, TX	2013	698,000	78,014	6,981	59,825	144,820	74.7%	$12,187,705	140	292,000	26.7%

Princeton, NJ	2014	553,930	58,157	2,229	111,405	171,791	100.0%	$9,702,840	22	158,157	36.8%

Suwanee, GA	2005	369,822	185,422	8,697	108,266	302,385	83.0%	$55,534,998	36	208,008	89.1%

Chicago, IL	2014	317,000	-	-	-	-	-%	$-	8	133,000	-%

Santa Clara, CA*	2007	135,322	55,494	944	45,687	102,125	98.0%	$24,971,531	11	80,347	69.1%

Jersey City, NJ**	2006	122,448	31,503	14,208	41,901	87,612	95.2%	$11,933,829	7	52,744	59.7%

Sacramento, CA	2012	92,644	54,595	2,794	23,916	81,305	46.1%	$11,863,954	8	57,906	94.3%

Miami, FL	2008	30,029	19,887	-	6,592	26,479	67.6%	$5,354,559	4	19,887	100.0%

Leased facilities acquired in 2015 ***	2015	154,693	72,332	5,242	14,169	91,743	86.2%	$76,277,992	20	96,280	75.1%

Other	Misc	117,406	2,493	49,337	29,290	81,120	62.0%	$877,270	1	2,493	100.0%

Total		4,878,342	1,152,506	178,478	930,694	2,261,678	87.6%	$329,762,377	439	2,184,631	52.8%

(1)	Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
(2)	With respect to our owned properties, gross square feet represents the entire building area. With respect to leased properties, gross square feet represents that portion of the gross square feet subject to our lease. This includes 252,041 square feet of our office and support space, which is not included in operating NRSF.
(3)	Represents the total square feet of a building that is currently leased or available for lease plus developed supporting infrastructure, based on engineering drawings and estimates, but does not include space held for redevelopment or space used for our own office space.
(4)	Represents management’s estimate of the portion of NRSF of the facility with available power and cooling capacity that is currently leased or readily available to be leased to customers as data center space based on engineering drawings.
(5)	Represents the operating NRSF of the facility other than data center space (typically office and storage space) that is currently leased or available to be leased.
(6)	Represents required data center support space, including mechanical, telecommunications and utility rooms, as well as building common areas.
(7)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced (784,628 square feet as of March 31, 2016) divided by leasable raised floor based on the current configuration of the properties (895,511 square feet as of March 31, 2016), expressed as a percentage.
(8)	We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under executed contracts as of a particular date, which includes revenue from our C1, C2 and C3 rental activities and cloud and managed services, but excludes customer recoveries, deferred set up fees and other one-time and variable revenues. MRR does not include the impact from booked-not-billed contracts as of a particular date, unless otherwise specifically noted.
(9)	Represents installed utility power and transformation capacity that is available for use by the facility as of March 31, 2016.

*	Represents facilities that we lease.
**	Subject to long term ground lease
***	Includes 13 facilities. All facilities are leased, including those subject to capital leases.

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

Rental Churn. We define rental churn as MRR lost to a customer intending to fully exit the platform compared to total MRR at the beginning of the period.

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

Factors That May Influence Future Results of Operations and Cash Flows

Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of March 31, 2016, we had in place customer leases generating revenue for approximately 88% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental, cloud and managed services rates at our properties. Future economic downturns, regional downturns or downturns in the technology industry could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. Negative trends in one or more of these factors could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.

Leasing Arrangements. As of March 31, 2016, 27% of our MRR came from customers which individually occupied greater than or equal to 6,600 square feet of space (or approximately 1 MW of power). As of March 31, 2016, approximately 36% of our MRR was attributable to the metered power model. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of March 31, 2016, 73% of our MRR was leased to customers which individually occupied less than 6,600 square feet of space. As of March 31, 2016, approximately 64% of our MRR was attributable to the gross lease model. Under a gross lease, the customer pays us a fixed rent on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers access more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. Our leases on a gross lease basis generally have a term of three years or less.

Scheduled Lease Expirations. Our ability to minimize rental churn and customer downgrades at renewal and renew, lease and re-lease expiring space will impact our results of operations and cash flows. Leases which have commenced billing representing approximately 11% and 17% of our total leased raised floor are scheduled to expire during the years ending December 31, 2016 (including all month-to-month leases) and 2017, respectively. These leases also represented approximately 25% and 24%, respectively, of our annualized rent as of March 31, 2016. At expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.

Acquisitions, Redevelopment and Financing. Our revenue growth also will depend on our ability to acquire and redevelop and subsequently lease data center space at favorable rates. We generally fund the cost of data center acquisition and redevelopment from our net cash provided by operations, revolving credit facility, other unsecured and secured borrowings or the issuance of additional equity. We believe that we have sufficient access to capital from our current cash and cash equivalents, and borrowings under our credit facility to fund our redevelopment projects.

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

General Leasing Activity

During the three months ended March 31, 2016, we entered into customer leases representing approximately $0.7 million of incremental MRR, net of downgrades (and representing approximately $8.6 million of incremental annualized rent) at $434 per square foot, respectively. In addition, $3.1 million of leasing commissions was associated with new and renewal leasing activity for the three months ended March 31, 2016.

During the three months ended March 31, 2016, we renewed leases with a total annualized rent of $15.9 million at an average rent per square foot of $950, which was 3.7% lower than the annualized rent prior to renewal. Customers that renew with adjustments to square feet are reflected in the net leasing activity discussed above. The rental churn rate for the three months ended March 31, 2016 was 2.3%.

During the three months ended March 31, 2016, we commenced customer leases representing approximately $3.2 million of MRR (and representing approximately $38.7 million of annualized rent) at $776 per square foot.

As of March 31, 2016, our booked-not-billed MRR balance (which represents customer leases that have been executed, but for which lease payments have not commenced as of March 31, 2016) was approximately $4.3 million, or $51.6 million of annualized rent. The booked-not-billed balance is expected to contribute an incremental $15.5 million to revenue in 2016 (representing $26.3 million in annualized revenues), an incremental $6.8 million in 2017 (representing $11.4 million in annualized revenues), and an incremental $13.8 million in annualized revenues thereafter. We estimate the remaining capital cost to provide the space, power, connectivity and other services to the customer contracts which had been booked but not billed as of March 31, 2016 to be approximately $30 million. This estimate generally includes C1 customers with newly contracted space of more than 3,300 square feet. The space, power, connectivity and other services provided to customers that contract for smaller amounts of space is generally provided by existing space which was previously developed.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Changes in revenues and expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 are summarized below (unaudited, in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Revenues:
Rental	$68,426	$49,333	$19,093	39%
Recoveries from customers	5,435	5,664	(229)	-4%
Cloud and managed services	18,890	5,795	13,095	226%
Other	2,017	594	1,423	240%
Total revenues	94,768	61,386	33,382	54%
Operating expenses:
Property operating costs	31,781	19,336	12,445	64%
Real estate taxes and insurance	1,740	1,485	255	17%
Depreciation and amortization	28,639	16,243	12,396	76%
General and administrative	20,286	13,838	6,448	47%
Transaction and integration costs	2,087	105	1,982	1888%
Total operating expenses	84,533	51,007	33,526	66%
Operating income	10,235	10,379	(144)	-1%

Other income and expense:
Interest expense	(5,981)	(5,342)	639	12%
Income before taxes	4,254	5,037	(783)	-16%
Tax benefit of taxable REIT subsidiaries	2,605	-	2,605	*
Net income	$6,859	$5,037	$1,822	36%

*	not applicable for comparison

Revenues. Total revenues for the three months ended March 31, 2016 were $94.8 million compared to $61.4 million for the three months ended March 31, 2015. The increase of $33.4 million, or 54%, was primarily due to the acquisition of Carpathia on June 16, 2015, which contributed $21.9 million in incremental revenue for the three months ended March 31, 2016, as well as organic growth in our customer base.

The increase of $32.2 million, or 58%, in combined rental and cloud and managed services revenue was primarily due to the acquisition of Carpathia which contributed $22.1 million to the increase, as well as newly leased space and increases in rents from previously leased space, net of downgrades at renewal and rental churn.

As of March 31, 2016, our data centers were approximately 88% occupied and billing based on leasable raised floor of approximately 896,000 square feet, with approximately 785,000 square feet occupied and paying rent, with an average annualized rent of $420 per leased raised floor square foot including cloud and managed services revenue, or $339 per leased raised floor square foot excluding cloud and managed services revenue. As of March 31, 2016, the average annualized rent for our C1 product, including managed services for our C1 product, was $197 per leased raised floor square foot, and the average annualized rent for our C2 product, including Cloud and managed services combined was $1,245 per leased raised floor square foot. As of March 31, 2015, our data centers were 83% occupied and billing based on leasable raised floor of approximately 727,000 square feet, with approximately 603,000 square feet occupied and paying rent, with an average annualized rent of $354 per leased raised floor square foot including cloud and managed services revenue, or $317 per leased raised floor square foot excluding cloud and managed services revenue. The increase in leasable raised floor between 2015 and 2016 is primarily related to the addition of raised floor square footage from our redevelopment activities primarily in the Dallas-Fort Worth, Atlanta-Metro, and Richmond facilities, as well as the acquisition of Carpathia. The increase in average annualized rent per leased raised floor square foot, both including and excluding cloud and managed services revenue, is primarily due to the acquisition of Carpathia. The increase in average annualized rent per leased raised floor square foot including cloud and managed service revenue from $354 to $420 is primarily due to the increase in C3 product mix associated with the Carpathia acquisition. As of March 31, 2016, a larger portion of our product mix was attributable to C3 revenue (19% of MRR) compared to March 31, 2015 (8% of MRR). Due to the fact that C3 customers utilize less space than C1/C2 customers in proportion to MRR received, our weighted average rent per square feet price has increased.

Lower recoveries from customers for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 were primarily due to reduced reimbursements of $0.6 million at our Princeton facility due to lower operating costs we incurred from transitioning certain services in-house in the current period. Offsetting the reduction was increased utility costs at our Dallas-Fort Worth and Jersey City data centers generally related to an increase in usage from customers operating under our metered power model contributing $0.2 million and $0.1 million to the increase, respectively, as well as the acquisition of Carpathia contributing $0.1 million to the increase. The $1.4 million increase in other revenue for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to higher straight line rent.

Property Operating Costs. Property operating costs for the three months ended March 31, 2016 were $31.8 million compared to property operating costs of $19.3 million for the three months ended March 31, 2015, an increase of $12.5 million, or 64%. The breakdown of our property operating costs is summarized in the table below (unaudited, in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Property operating costs:
Direct payroll	$4,961	$3,602	$1,359	38%
Rent	4,797	1,228	3,569	291%
Repairs and maintenance	3,253	2,143	1,110	52%
Utilities	7,939	7,396	543	7%
Management fee allocation	5,039	2,438	2,601	107%
Other	5,792	2,529	3,263	129%
Total property operating costs	$31,781	$19,336	$12,445	64%

The acquisition of Carpathia contributed $10.3 million to the total increase in property operating costs for the three months ended March 31, 2016, of which $0.7 million related to direct payroll, $3.6 million related to rent expense, $1.1 million related to repairs and maintenance, $0.7 million related to utilities, $2.2 million related to management fee allocation and $2.0 million related to other property operating costs. Management fee allocation for Carpathia facilities is based on 10% of cash rental revenues for each facility and reflects an allocation of internal charges to cover back-office and service-related costs associated with the day-to-day operations of our data center facilities, with a corresponding offset to general and administrative expenses. The remaining $2.1 million increase in total property operating costs was primarily attributable to increased direct payroll allocation of $0.7 million, increased bad debt expense of $0.4 million, increased outside services expenses of $0.2 million related to reduced capitalization of outside services primarily at our Richmond and Dallas-Fort Worth data centers, increased software license costs of $0.2 million, increased operating expenses of $0.2 million primarily related to reimbursable customer equipment purchases and common area maintenance costs, increased repairs and maintenance expense of $0.1 million and increased connectivity expenses of $0.1 million. In addition, management fee allocation increased $0.4 million (exclusive of the increase attributable to Carpathia as discussed above). Management fee allocation for QTS facilities is based on 4% of cash rental revenues for each facility. These increases were offset by a $0.2 million reduction in utilities expenses primarily related to efficiencies gained at our Princeton facility as well as reduced utilities expense at our Atlanta-Metro and Atlanta-Suwanee data centers due to a reduction in utility rates.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the three months ended March 31, 2016 were $1.7 million compared to $1.5 million for the three months ended March 31, 2015. The increase of $0.2 million, or 17%, was primarily attributable to property taxes at our leased facilities acquired in 2015 as well as property taxes at our Dallas-Fort Worth data center.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2016 was $28.6 million compared to $16.2 million for the three months ended March 31, 2015. The increase of $12.4 million, or 76%, was primarily due to depreciation expense of $4.7 million and amortization expense of $3.0 million associated with the Carpathia acquisition. The remaining increase of $4.7 million was due to additional depreciation of $3.2 million, primarily due to additional depreciation of the Dallas-Fort Worth data center, as well as expansion of the Richmond, Atlanta-Metro and Atlanta-Suwanee data centers, and higher amortization expense of $1.5 million primarily related to a higher level of leasing commissions.

General and Administrative Expenses. General and administrative expenses were $20.3 million for the three months ended March 31, 2016 compared to general and administrative expenses of $13.8 million for the three months ended March 31, 2015, an increase of $6.5 million, or 47% The increase in general and administrative expenses was primarily related to the Carpathia acquisition. Inclusive of expenses associated with the acquisition of Carpathia, the increase in general and administrative expenses was primarily attributable to increased advertising expenses of $0.4 million, increased payroll expenses related to sales and marketing personnel of $0.5 million, higher equity-based compensation expense of $0.7 million, higher payroll costs, net of sales and marketing personnel, of $4.2 million, higher temporary personnel fees of $0.6 million and other costs of $0.9 million, offset by receipt of litigation settlement proceeds of $0.8 million. Other costs were primarily related to increased rent expense, increased software license costs and increased travel expenses.

Transaction and Integration Costs. For the three months ended March 31, 2016 and 2015, we incurred $2.1 million and $0.1 million in costs related to actual and potential acquisitions. For the three months ended March 31, 2016, substantially all of the costs were attributable to integration expenses primarily related to systems integration. For the three months ended March 31, 2015, all of the costs were attributable to expenses related to examining proposed transactions. Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

Interest Expense. Interest expense was $6.0 million and $5.3 million for the three months ended March 31, 2016 and 2015. The increase of $0.7 million, or 12%, was due primarily to an increase in the average debt balance of $308.1 million, primarily as a result of our ongoing developments and expansions as well as the assumption of approximately $43.8 million in capital leases as a result of the Carpathia acquisition on June 16, 2015, partially offset by higher capitalized interest during the current period due to the growth in construction projects. The average debt balance, exclusive of debt issuance costs, for the three months ended March 31, 2016 was $930.4 million, with a weighted average interest rate, including the effect of amortization of deferred financing costs, of 3.77%. This compared to an average debt balance, exclusive of debt issuance costs, of $622.3 million for the three months ended March 31, 2015, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 4.71%. Interest capitalized in connection with our redevelopment activities during the three months ended March 31, 2016 and 2015 was $2.8 million and $2.0 million, respectively.

Tax Benefit of Taxable REIT Subsidiaries. Tax benefit of taxable REIT subsidiaries for the three months ended March 31, 2016 primarily relates to recorded operating losses which includes certain transaction and integration costs. During the three months ended March 31, 2015, there was no tax benefit recognized as all losses by the taxable REIT subsidiaries had a recorded offsetting valuation allowance and thus had no impact on the statement of operations.

Net Income. A summary of the components of the increase in net income of $1.8 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is as follows (in millions):

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$20.7
Increase in general and administrative expense	(6.5)
Increase in depreciation and amortization	(12.4)
Increase in transaction and integration costs	(2.0)
Increase in interest expense net of interest income	(0.6)
Increase in tax benefit	2.6
Increase in net income	$1.8

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

FFO, Operating FFO and Adjusted Operating FFO

We consider funds from operations (“FFO”) to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income (loss) and cash provided by operating activities as a measure of operating performance and liquidity. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (loss) (computed in accordance with GAAP), adjusted to exclude gains (or losses) from sales of property, real estate-related depreciation and amortization and similar adjustments for unconsolidated partnerships and joint ventures. Our management uses FFO as a supplemental performance measure because, in excluding real estate-related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs.

Due to the volatility and nature of certain significant charges and gains recorded in our operating results that management believes are not reflective of our core operating performance and liquidity, management computes an adjusted measure of FFO, which we refer to as Operating FFO. We generally calculate Operating FFO as FFO excluding certain non-routine charges and gains and losses that management believes are not indicative of the results of our operating real estate portfolio. We believe that Operating FFO provides investors with another financial measure that may facilitate comparisons of operating performance and liquidity between periods and, to the extent they calculate Operating FFO on a comparable basis, between REITs.

Adjusted Operating Funds From Operations (“Adjusted Operating FFO”) is a non-GAAP measure that is used as a supplemental operating measure for comparing year over year ability to fund dividend distributions from operating activities. We use Adjusted Operating FFO as a basis to address cash flow and our ability to fund dividend payments. We calculate Adjusted Operating FFO by adding or subtracting from Operating FFO items such as: maintenance capital investment, paid leasing commissions, amortization of deferred financing costs and bond discount, non-real estate depreciation, straight line rent adjustments, non-cash deferred taxes and non-cash compensation.

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

A reconciliation of net income to FFO, Operating FFO and Adjusted Operating FFO is presented below:

	Three Months Ended
	March 31,
	2016	2015
FFO
Net income	$6,859	$5,037
Real estate depreciation and amortization	24,869	14,302
FFO	31,728	19,339

Operating FFO
Integration costs	2,053	-
Transaction costs	34	105
Deferred tax benefit associated with transaction and integration costs	(748)	-
Operating FFO	33,067	19,444

Maintenance Capex	(335)	(17)
Leasing commissions paid	(5,807)	(3,084)
Amortization of deferred financing costs and bond discount	877	849
Non real estate depreciation and amortization	3,770	1,941
Straight line rent revenue and expense	(1,610)	(365)
Non-cash deferred tax benefit from operating results	(1,857)	-
Equity-based compensation expense	2,050	1,307
Adjusted Operating FFO	$30,155	$20,075

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

A reconciliation of total revenues to recognized MRR in the period and MRR at period end is presented below:

	Three Months Ended
	March 31,
	2016	2015
Recognized MRR
Total period revenues (GAAP basis)	$94,768	$61,386
Less: Total period recoveries	(5,435)	(5,664)
Total period deferred setup fees	(1,903)	(1,246)
Total period straight line rent and other	(4,268)	(2,012)
Recognized MRR (in the period)	83,162	52,464

MRR
Total period revenues (GAAP basis)	$94,768	$61,386
Less: Total revenues excluding last month	(63,020)	(40,100)
Total revenues for last month of period	31,748	21,286
Less: Last month recoveries	(1,876)	(1,749)
Last month deferred setup fees	(676)	(418)
Last month straight line rent and other	(1,716)	(1,292)
MRR (at period end) *	$27,480	$17,827

* Does not include our booked-not-billed MRR balance, which was $4.3 million and $5.4 million as of March 31, 2016 and 2015, respectively.

Net Operating Income (NOI)

We calculate net operating income (“NOI”), as net income (loss), excluding interest expense, interest income, tax expense (benefit) of taxable REIT subsidiaries, depreciation and amortization, write off of unamortized deferred financing costs, gain (loss) on extinguishment of debt, transaction and integration costs, gain (loss) on sale of real estate, restructuring costs and general and administrative expenses. We allocate a management fee charge of 4% of cash revenues for all facilities, with the exception of the leased facilities acquired in 2015 which are allocated a charge of 10% of cash revenues, as a property operating cost and a corresponding reduction to general and administrative expense to cover the day-to-day administrative costs to operate our data centers. The management fee charge is reflected as a reduction to net operating income.

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

A reconciliation of net income to NOI is presented below:

	Three Months Ended
	March 31,
	2016	2015
Net Operating Income (NOI)
Net income	$6,859	$5,037
Interest expense	5,981	5,342
Depreciation and amortization	28,639	16,243
Tax benefit of taxable REIT subsidiaries	(2,605)	-
Integration costs	2,053	-
Transaction costs	34	105
General and administrative expenses	20,286	13,838
NOI (1)	$61,247	$40,565
Breakdown of NOI by facility:
Atlanta-Metro data center	$19,972	$16,766
Atlanta-Suwanee data center	11,500	10,130
Santa Clara data center	3,764	3,377
Richmond data center	6,602	4,255
Sacramento data center	1,922	1,871
Princeton data center	2,356	2,349
Dallas-Fort Worth data center	2,624	749
Leased data centers acquired in 2015	11,415	-
Other data centers	1,092	1,068
NOI (1)	$61,247	$40,565

(1)	Includes facility level general and administrative expense allocation charges of 4% of cash revenue for all facilities, with the exception of the leased facilities acquired in 2015, which include general and administrative expense allocation charges of 10% of cash revenue. These allocated charges aggregated to $5.0 million and $2.5 million for the three month periods ended March 31, 2016 and 2015, respectively.

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

In addition to EBITDA, we calculate an adjusted measure of EBITDA, which we refer to as Adjusted EBITDA, as EBITDA excluding write off of unamortized deferred financing costs, gains (losses) on extinguishment of debt, transaction and integration costs, equity-based compensation expense, restructuring costs and gain (loss) on sale of real estate. We believe that Adjusted EBITDA provides investors with another financial measure that can facilitate comparisons of operating performance between periods and between REITs.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is presented below:

	Three Months Ended
	March 31,
	2016	2015
EBITDA and Adjusted EBITDA
Net income	$6,859	$5,037
Interest expense	5,981	5,342
Tax benefit of taxable REIT subsidiaries	(2,605)	-
Depreciation and amortization	28,639	16,243
EBITDA	38,874	26,622

Equity-based compensation expense	2,050	1,307
Integration costs	2,053	-
Transaction costs	34	105
Adjusted EBITDA	$43,011	$28,034

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

In addition to the $78.1 million of capital expenditures, excluding acquisitions, incurred in the three months ended March 31, 2016, we expect that we will incur between $220 million and $270 million in additional capital expenditures through December 31, 2016 in connection with the redevelopment of our data center facilities. We expect to spend approximately $140 million to $180 million of capital expenditures with vendors on redevelopment, and the remainder on other capital expenditures and capitalized overhead costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. We expect to fund these costs using operating cash flows and draws on our credit facility. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of such expenditures may vary.

We expect to meet our short-term liquidity needs through operating cash flow, cash and cash equivalents and borrowings under our credit facility.

Our cash paid for capital expenditures, excluding acquisitions, for the three months ended March 31, 2016 and 2015 are summarized in the table below (in thousands):

	Three Months Ended March 31,
	2016	2015
Redevelopment	$64,832	$62,277
Personal property	2,061	1,851
Maintenance capital expenditures	335	17
Capitalized interest, commissions and other overhead costs	10,825	9,254
Total capital expenditures	$78,053	$73,399

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

In March 2016, QTS filed an automatic shelf registration statement on Form S-3 with the SEC. Effective upon filing, the shelf provides for the potential sale of an unspecified amount of our Class A common stock, preferred stock, depositary shares representing preferred stock, warrants and rights to purchase our common stock or any combination thereof, subject to the ability of QTS to effect offerings on satisfactory terms based on prevailing conditions. The shelf registration statement is intended to allow us to have the flexibility to raise such funds in one or more offerings should we perceive market conditions to be favorable. Pursuant to this shelf registration, on April 1, 2016, we issued 6,325,000 shares of QTS’ Class A common stock at a price of $45.50 per share in an underwritten public offering, including the exercise in full of the underwriter’s option to purchase an additional 825,000 shares. We used substantially all of the net proceeds of approximately $276 million to repay amounts outstanding under our unsecured revolving credit facility.

Cash

As of March 31, 2016, we had $9.7 million of unrestricted cash and cash equivalents.

The following tables present quarterly cash dividends and distributions paid to QTS’ common stockholders and the Operating Partnership’s unit holders for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016
Record Date	Payment Date	Per Common Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
December 17, 2015	January 6, 2016	$0.32	$15.4
		$0.32	$15.4

Three Months Ended March 31, 2015
Record Date	Payment Date	Per Common Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
December 19, 2014	January 7, 2015	$0.29	$10.7
		$0.29	$10.7

Additionally, on April 5, 2016 we paid our regular quarterly cash dividend of $0.36 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on March 18, 2016.

Indebtedness

As of March 31, 2016, we had approximately $956.7 million of indebtedness, including capital leases and lease financing obligations, and excluding discounts and debt issuance costs.

Unsecured Credit Facility. In October 2015, we amended and restated our unsecured credit facility, increasing the total capacity by $250 million and extending the term.  At the same time, we terminated our secured credit facility relating to the Richmond data center. The amended unsecured credit facility has a total capacity of $900 million and includes a $150 million term loan which matures on December 17, 2020, another $150 million term loan which matures on April 27, 2021, and a $600 million revolving credit facility which matures on December 17, 2019, with a one year extension option. Amounts outstanding under the amended unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will vary depending upon our leverage ratio. For revolving credit loans, the spread ranges from 1.55% to 2.15% for LIBOR loans and 0.55% to 1.15% for base rate loans. For term loans, the spread ranges from 1.50% to 2.10% for LIBOR loans and 0.50% to 1.10% for base rate loans. The amended unsecured credit facility also includes a $200 million accordion feature.

Under the amended unsecured credit facility, the capacity may be increased from the current capacity of $900 million to $1.1 billion subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments. As of March 31, 2016, the weighted average interest rate for amounts outstanding under our unsecured credit facility was 1.96%. We are also required to pay a commitment fee to the lenders assessed on the unused portion of the unsecured revolving credit facility. At our election, we can prepay amounts outstanding under the unsecured credit facility, in whole or in part, without penalty or premium.

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

The availability under the amended unsecured revolving credit facility is the lesser of (i) $600 million, (ii) 60% of unencumbered asset pool capitalized value, or (iii) the amount resulting in an unencumbered asset pool debt yield of 14%. In the case of clauses (ii), (iii) and (iv) of the preceding sentence, the amount available under the unsecured revolving credit facility is adjusted to take into account any other unsecured debt and certain capitalized leases. The availability of funds under our unsecured credit facility depends on compliance with our covenants. As of March 31, 2016, we had outstanding $610.0 million of indebtedness under the amended unsecured credit facility, consisting of $310.0 million of outstanding borrowings under our unsecured revolving credit facility and $300.0 million outstanding under the term loans, exclusive of net debt issuance costs of $2.9 million. In connection with the unsecured credit facility, as of March 31, 2016, we had an additional $2.0 million letter of credit outstanding.

5.875% Senior Notes due 2022. On July 23, 2014, the operating partnership and QTS Finance Corporation, a subsidiary of the operating partnership formed solely for the purpose of facilitating the offering of the Senior Notes described below (collectively, the “Issuers”), issued $300 million aggregate principal amount of 5.875% Senior Notes due 2022. The Senior Notes have an interest rate of 5.875% per annum and were issued at a price equal to 99.211% of their face value. The proceeds from the offering were used to repay amounts outstanding under the unsecured credit facility, including $75 million outstanding under the term loan. As of March 31, 2016, the discount recorded on the Senior Notes was $2.0 million and the outstanding net debt issuance costs associated with the Senior Notes were $6.8 million.

The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries, receivables entities and 2470 Satellite Boulevard, LLC, which is a Delaware limited liability company formed in December 2015 to acquire an office building in Duluth, Georgia) and future subsidiaries that guarantee any indebtedness of QTS, the Issuers or any other subsidiary guarantor. QTS Realty Trust, Inc. does not guarantee the Senior Notes and will not be required to guarantee the Senior Notes except under certain circumstances. The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of July 23, 2014, among QTS, the Operating Partnership, QTS Finance Corporation, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”).

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2016, including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (in thousands):

Obligations	2016	2017	2018	2019	2020	Thereafter	Total

Operating Leases	$9,972	$10,827	$9,886	$8,327	$8,062	$79,469	$126,543
Capital Leases and Lease Financing Obligations	9,463	12,388	8,804	2,461	2,190	11,360	46,666
Future Principal Payments of Indebtedness (1)	-	-	-	310,000	150,000	450,000	910,000
Total (2)	$19,435	$23,215	$18,690	$320,788	$160,252	$540,829	$1,083,209

(1)	Does not include the related debt issuance costs and discount on Senior Notes nor the related debt issuance costs on the term loans reflected at March 31, 2016. Also does not include the letter of credit of $2.0 million outstanding as of March 31, 2016 under our unsecured credit facility.

(2)	Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facility, Senior Notes, capital leases, lease financing obligations and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of March 31, 2016 (in thousands):

2016	2017	2018	2019	2020	Thereafter	Total
$31,137	$31,224	$30,939	$30,417	$22,161	$29,842	$175,720

Cash Flows

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Cash flow provided by (used for):
Operating activities	$11,979	$13,939
Investing activities	(78,053)	(73,399)
Financing activities	67,014	54,420

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Cash flow provided by operating activities was $12.0 million for the three months ended March 31, 2016, compared to $13.9 million for the three months ended March 31, 2015. There was an increase in cash operating income of $8.3 million from the prior period, and a decrease in cash flow associated with net changes in working capital of $10.2 million primarily relating to changes in accounts payable and accrued expenses, rents and other receivables and deferred income.

Cash flow used for investing activities increased by $4.7 million to $78.1 million for the three months ended March 31, 2016, compared to $73.4 million for the three months ended March 31, 2015. The increase was due to higher cash paid for capital expenditures of $4.7 million, primarily related to redevelopment of our Dallas-Fort Worth, Atlanta-Metro, Chicago and Richmond data centers. These expenditures include capitalized soft costs such as interest, payroll and other costs to redevelop properties, which were, in the aggregate, $5.2 million and $5.3 million for the three months ended March 31, 2016 and 2015, respectively.

Cash flow provided by financing activities was $67.0 million for the three months ended March 31, 2016, compared to $54.4 million for the three months ended March 31, 2015. The increase was primarily due to higher proceeds of $86.0 million under our unsecured credit facility compared to $65.2 million in the prior period, partially offset by higher payments of cash dividends to common stockholders of $4.7 million which was due to the increase in shares outstanding primarily related to the June 2015 equity issuance and a 10.3% higher dividend rate, and an increase in principal payments on capital lease obligations of $2.8 million primarily due to the inclusion of capital leases acquired in connection with the acquisition of Carpathia.

Critical Accounting Policies

The Company applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the United States. Inherent in such policies are certain key assumptions and estimates made by management. Management periodically updates its estimates used in the preparation of the consolidated financial statements based on its latest assessment of the current and projected business and general economic environment. Information regarding the Company’s Critical Accounting Policies and Estimates is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Operating Partnership also includes certain partners that are subject to a taxable income allocation, however, not entitled to receive recurring distributions. The partnership agreement does stipulate however, to the extent that taxable income is allocated to these partners that the partnership will make a distribution to these partners equal to the lesser of the actual per unit distributions made to Class A partners or an estimated amount to cover federal, state and local taxes on the allocated taxable income. No distributions related to allocated taxable income were made to these partners for the three months ended March 31, 2016.

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

As of March 31, 2016, we had outstanding $610.0 million of consolidated indebtedness that bore interest at variable rates.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. A 1% increase in interest rates would increase the interest expense on the $610.0 million of variable indebtedness outstanding as of March 31, 2016 by approximately $6.1 million annually. Conversely, a decrease in the LIBOR rate to 0% would decrease the interest expense on this $610.0 million of variable indebtedness outstanding by approximately $2.7 million annually based on the one month LIBOR rate of approximately 0.4% as of March 31, 2016.

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

ITEM 4. Controls and Procedures

QTS Realty Trust, Inc.

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended March 31, 2016, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QTS’ disclosure controls and procedures are effective to ensure that information required to be disclosed by QTS in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in QTS’ internal control over financial reporting during the period ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, QTS’ internal control over financial reporting.

QualityTech LP

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended March 31, 2016, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the period ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on us.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016, which are accessible on the SEC’s website at www.sec.gov.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

QTS did not sell any securities during the three months ended March 31, 2016 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

QTS from time to time issues shares of Class A common stock pursuant to the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) upon exercise of stock options issued under the 2013 Equity Incentive Plan, and upon redemption of Class A units of limited partnership of the Operating Partnership (either through Class A units previously held or those received from conversion of Class O units or Class RS LTIP units from the QualityTech, LP 2010 Equity Incentive Plan). In addition, QTS issued shares of Class A common stock in an underwritten public offering in April 2016. Pursuant to the partnership agreement of the Operating Partnership, each time QTS issues shares of common stock, the Operating Partnership issues to QTS, its general partner, an equal number of Class A units. The units issued to QTS are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to QTS and therefore, did not involve a public offering. During the three months ended March 31, 2016, the Operating Partnership issued approximately 13,000 Class A units to QTS in connection with such redemptions and stock option exercises and issuances pursuant to the 2013 Equity Incentive Plan, with a value of approximately $0.7 million based on the respective dates of the redemptions and option exercises, as applicable.

Repurchases of Equity Securities

During the three months ended March 31, 2016, certain of our employees surrendered Class A common stock owned by them to satisfy their statutory minimum federal and state tax obligations in connection with the vesting of restricted common stock under the 2013 Equity Incentive Plan.

The following table summarizes all of these repurchases during the three months ended March 31, 2016.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2016 through January 31, 2016	-		N/A	N/A	N/A
February 1, 2016 through February 29, 2016	-		N/A	N/A	N/A
March 1, 2016 through March 31, 2016	21,335	(1)	$35.44	N/A	N/A
Total	21,335	(1)	$35.44

(1)	The number of shares purchased represents shares of Class A common stock surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock. With respect to these shares, the price paid per share is based on the closing price of our Class A common stock as of the date of the determination of the statutory minimum federal income tax.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit
Number	Exhibit Description

2.1	Stock Purchase Agreement, dated May 6, 2015, by and among Quality Technology Services Holding, LLC, Carpathia Holdings, LLC and Carpathia Acquisition, Inc. (Filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 12, 2015)

2.2	First Amendment to Stock Purchase Agreement, effective as of June 12, 2015, by and among Quality Technology Services Holding, LLC, Carpathia Holdings, LLC and Carpathia Acquisition, Inc. (Filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 19, 2015)

3.1	Articles of Amendment and Restatement of QTS Realty Trust, Inc. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

3.2	Amended and Restated Bylaws of QTS Realty Trust, Inc. (Filed as Exhibit 3.2 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

4.1	Form of Specimen Class A Common Stock Certificate (Filed as Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

4.2	Indenture, dated July 23, 2014, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., certain subsidiaries of QualityTech, LP and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2014)

4.3	Supplemental Indenture, dated as of December 22, 2014, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of July 23, 2014, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 23, 2015)

4.4	Supplemental Indenture, dated as of September 28, 2015, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of July 23, 2014, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee. (Filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 filed with the SEC on November 6, 2015)

4.5	Form of 5.875% Senior Notes due 2022 (included in Exhibit 4.2 hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QualityTech, LP)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QualityTech, LP)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (QualityTech, LP)

101	The following materials from QTS Realty Trust, Inc.’s and QualityTech, LP’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of equity and partners’ capital, (iv) condensed consolidated statements of cash flow, and (v) the notes to the condensed consolidated financial statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: May 5, 2016	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: May 5, 2016	/s/ William H. Schafer
William H. Schafer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

QualityTech, LP

By: QTS Realty Trust, Inc.,
its general partner

DATE: May 5, 2016	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: May 5, 2016	/s/ William H. Schafer
William H. Schafer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

