Form 10-Q
period 2016-06-30
QTS Realty Trust, Inc.; QualityTech, LP
filed 2016-08-05
CIK 1577368, 1561164

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

QTS Realty Trust, Inc. Yes  ☐     No  ☒                             QualityTech, LP Yes  ☐     No  ☒

There were 47,707,630 shares of Class A common stock, $0.01 par value per share, and 133,000 shares of Class B common stock, $0.01 par value per share, of QTS Realty Trust, Inc. outstanding on August 2, 2016.

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

Substantially all of QTS’ assets are held by, and its operations are conducted through, the Operating Partnership. QTS is the sole general partner of the Operating Partnership, and, as of June 30, 2016, its only material asset consisted of its ownership of approximately 87.6% of the Operating Partnership. Management operates QTS and the Operating Partnership as one business. The management of QTS consists of the same employees as the management of the Operating Partnership. QTS does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. QTS has not issued or guaranteed any indebtedness. Except for net proceeds from public equity issuances by QTS, which are contributed to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership, the Operating Partnership generates all remaining capital required by our business through its operations, the direct or indirect incurrence of indebtedness, and the issuance of partnership units. Therefore, as general partner with control of the Operating Partnership, QTS consolidates the Operating Partnership for financial reporting purposes.

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

3

QTS Realty Trust, Inc.

QualityTech, LP

Form 10-Q

For the Quarterly Period Ended June 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Real Estate Assets
Land	$64,568	$57,112
Buildings, improvements and equipment	1,393,920	1,180,386
Less: Accumulated depreciation	(274,145)	(239,936)
	1,184,343	997,562
Construction in progress	316,797	345,655
Real Estate Assets, net	1,501,140	1,343,217
Cash and cash equivalents	12,776	8,804
Rents and other receivables, net	35,226	28,233
Acquired intangibles, net	142,848	115,702
Deferred costs, net	34,921	30,042
Prepaid expenses	8,947	6,502
Goodwill	173,843	181,738
Other assets, net	36,984	33,101
TOTAL ASSETS	$1,946,685	$1,747,339

LIABILITIES
Unsecured credit facility, net	$493,255	$520,956
Senior notes, net of discount and debt issuance costs	291,521	290,852
Capital lease and lease financing obligations	43,440	49,761
Accounts payable and accrued liabilities	63,963	95,924
Dividends and distributions payable	19,692	15,378
Advance rents, security deposits and other liabilities	20,923	18,798
Deferred income taxes	19,742	18,813
Deferred income	18,306	16,991
TOTAL LIABILITIES	970,842	1,027,473
EQUITY
Common stock, $0.01 par value, 450,133,000 shares authorized, 47,864,968 and 41,225,784 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	478	412
Additional paid-in capital	928,313	670,275
Accumulated dividends in excess of earnings	(73,883)	(52,732)
Total stockholders’ equity	854,908	617,955
Noncontrolling interests	120,935	101,911
TOTAL EQUITY	975,843	719,866
TOTAL LIABILITIES AND EQUITY	$1,946,685	$1,747,339

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental	$71,670	$52,193	$140,096	$101,526
Recoveries from customers	6,168	5,582	11,603	11,246
Cloud and managed services	17,015	8,220	35,905	14,015
Other	3,834	2,122	5,851	2,716
Total revenues	98,687	68,117	193,455	129,503
Operating Expenses:
Property operating costs	32,646	22,031	64,427	41,367
Real estate taxes and insurance	2,020	1,474	3,760	2,959
Depreciation and amortization	30,355	18,062	58,994	34,305
General and administrative	21,608	14,615	41,894	28,453
Transaction and integration costs	3,833	4,669	5,920	4,774
Total operating expenses	90,462	60,851	174,995	111,858
Operating income	8,225	7,266	18,460	17,645

Other income and expenses:
Interest income	2	1	2	1
Interest expense	(4,874)	(4,799)	(10,855)	(10,141)
Other expense, net	-	(83)	-	(83)
Income before taxes	3,353	2,385	7,607	7,422
Tax benefit of taxable REIT subsidiaries	2,454	3,135	5,059	3,135
Net income	5,807	5,520	12,666	10,557
Net income attributable to noncontrolling interests	(707)	(888)	(1,677)	(1,843)
Net income attributable to QTS Realty Trust, Inc.	$5,100	$4,632	$10,989	$8,714

Net income per share attributable to common shares:
Basic	$0.11	$0.13	$0.25	$0.26
Diluted	0.10	0.12	0.24	0.25

Weighted average common shares outstanding:
Basic	47,783,093	36,668,755	44,537,769	33,996,467
Diluted	55,574,545	44,444,104	52,274,198	41,867,944

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands)

				Accumulated	Total
	Common stock		Additional	dividends in	stockholders'	Noncontrolling
	Shares	Amount	paid-in capital	excess of earnings	equity	interests	Total
Balance January 1, 2016	41,226	$412	$670,275	$(52,732)	$617,955	$101,911	$719,866
Net share activity through equity award plan	314	3	(3)	-	-	(635)	(635)
Equity-based compensation expense	-	-	4,555	-	4,555	695	5,250
Net proceeds from equity offering	6,325	63	253,486	-	253,549	22,290	275,839
Dividends to shareholders	-	-	-	(32,140)	(32,140)	-	(32,140)
Distributions to noncontrolling interests	-	-	-	-	-	(5,003)	(5,003)
Net income	-	-	-	10,989	10,989	1,677	12,666
Balance June 30, 2016	47,865	$478	$928,313	$(73,883)	$854,908	$120,935	$975,843

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the six months ended June 30, 2016 and 2015

	2016	2015
Cash flow from operating activities:
Net income	$12,666	$10,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,137	33,475
Amortization of deferred loan costs	1,626	1,585
Amortization of senior notes discount	128	123
Equity-based compensation expense	5,250	3,138
Bad debt expense	808	366
Write off of deferred loan costs	-	83
Deferred tax benefit	(5,059)	(3,135)
Changes in operating assets and liabilities
Rents and other receivables, net	(9,834)	(1,556)
Prepaid expenses	(1,966)	(2,760)
Other assets	(479)	(326)
Accounts payable and accrued liabilities	5,390	(1,641)
Advance rents, security deposits and other liabilities	1,484	(454)
Deferred income	1,351	1,888
Net cash provided by operating activities	68,502	41,343
Cash flow from investing activities:
Acquisitions, net of cash acquired	(122,981)	(288,865)
Additions to property and equipment	(149,303)	(170,150)
Net cash used in investing activities	(272,284)	(459,015)
Cash flow from financing activities:
Credit facility proceeds	231,000	350,162
Debt repayment	(259,002)	(260,000)
Payment of deferred financing costs	-	(512)
Payment of cash dividends	(28,104)	(19,673)
Distribution to noncontrolling interests	(4,724)	(4,414)
Payments to net settle equity awards	(635)	(182)
Principal payments on capital lease obligations	(6,454)	(1,227)
Mortgage principal debt repayments	-	(16,600)
Equity proceeds, net of costs	275,673	370,074
Net cash provided by financing activities	207,754	417,628

Net increase (decrease) in cash and cash equivalents	3,972	(44)
Cash and cash equivalents, beginning of period	8,804	10,788
Cash and cash equivalents, end of period	$12,776	$10,744

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW (continued)

(unaudited and in thousands)

For the six months ended June 30, 2016 and 2015

	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$9,001	$8,866
Noncash investing and financing activities:
Accrued capital additions	$16,988	$56,366
Accrued equity issuance costs	$10	$-
Capital lease and lease financing obligations assumed	$-	$43,832

Acquisitions, net of cash acquired:
Land	$7,439	$1,130
Buildings, improvements and equipment	78,370	79,372
CIP	13,900	12,127
Rents and other receivables, net	(2,033)	13,781
Acquired intangibles	36,368	92,300
Deferred costs	4,084	532
Prepaid expenses	479	1,664
Goodwill	(7,895)	173,237
Other assets	303	737
Capital lease and lease financing obligations	-	(43,832)
Accounts payable and accrued liabilities	(922)	(12,429)
Advance rents, security deposits and other liabilities	(1,102)	(2,849)
Deferred income	35	(7,139)
Deferred income taxes	(6,045)	(19,766)
Total acquisitions, net of cash acquired	$122,981	$288,865

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Real Estate Assets
Land	$64,568	$57,112
Buildings, improvements and equipment	1,393,920	1,180,386
Less: Accumulated depreciation	(274,145)	(239,936)
	1,184,343	997,562
Construction in progress	316,797	345,655
Real Estate Assets, net	1,501,140	1,343,217
Cash and cash equivalents	12,776	8,804
Rents and other receivables, net	35,226	28,233
Acquired intangibles, net	142,848	115,702
Deferred costs, net	34,921	30,042
Prepaid expenses	8,947	6,502
Goodwill	173,843	181,738
Other assets, net	36,984	33,101
TOTAL ASSETS	$1,946,685	$1,747,339

LIABILITIES
Unsecured credit facility, net	493,255	520,956
Senior notes, net of discount and debt issuance costs	291,521	290,852
Capital lease and lease financing obligations	43,440	49,761
Accounts payable and accrued liabilities	63,963	95,924
Dividends and distributions payable	19,692	15,378
Advance rents, security deposits and other liabilities	20,923	18,798
Deferred income taxes	19,742	18,813
Deferred income	18,306	16,991
TOTAL LIABILITIES	970,842	1,027,473
PARTNERS' CAPITAL
Partners' capital	975,843	719,866
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$1,946,685	$1,747,339

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental	$71,670	$52,193	$140,096	$101,526
Recoveries from customers	6,168	5,582	11,603	11,246
Cloud and managed services	17,015	8,220	35,905	14,015
Other	3,834	2,122	5,851	2,716
Total revenues	98,687	68,117	193,455	129,503
Operating Expenses:
Property operating costs	32,646	22,031	64,427	41,367
Real estate taxes and insurance	2,020	1,474	3,760	2,959
Depreciation and amortization	30,355	18,062	58,994	34,305
General and administrative	21,608	14,615	41,894	28,453
Transaction and integration costs	3,833	4,669	5,920	4,774
Total operating expenses	90,462	60,851	174,995	111,858
Operating income	8,225	7,266	18,460	17,645

Other income and expenses:
Interest income	2	1	2	1
Interest expense	(4,874)	(4,799)	(10,855)	(10,141)
Other expense, net	-	(83)	-	(83)
Income before taxes	3,353	2,385	7,607	7,422
Tax benefit of taxable REIT subsidiaries	2,454	3,135	5,059	3,135
Net income	$5,807	$5,520	$12,666	$10,557

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(unaudited and in thousands)

	Limited Partners' Capital		General Partner's Capital
	Units	Amount	Units	Amount	Total
Balance January 1, 2016	48,023	$719,866	1	$-	$719,866
Net share activity through equity award plan	314	(635)	-	-	(635)
Equity-based compensation expense	-	5,250	-	-	5,250
Net proceeds from QTS Realty Trust, Inc. equity offering	6,325	275,839	-	-	275,839
Dividends to QTS Realty Trust, Inc.	-	(32,140)	-	-	(32,140)
Partnership distributions	-	(5,003)	-	-	(5,003)
Net income	-	12,666	-	-	12,666
Balance June 30, 2016	54,662	$975,843	1	$-	$975,843

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the six months ended June 30, 2016 and 2015

	2016	2015
Cash flow from operating activities:
Net income	$12,666	$10,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,137	33,475
Amortization of deferred loan costs	1,626	1,585
Amortization of senior notes discount	128	123
Equity-based compensation expense	5,250	3,138
Bad debt expense	808	366
Write off of deferred loan costs	-	83
Deferred tax benefit	(5,059)	(3,135)
Changes in operating assets and liabilities
Rents and other receivables, net	(9,834)	(1,556)
Prepaid expenses	(1,966)	(2,760)
Other assets	(479)	(326)
Accounts payable and accrued liabilities	5,390	(1,641)
Advance rents, security deposits and other liabilities	1,484	(454)
Deferred income	1,351	1,888
Net cash provided by operating activities	68,502	41,343
Cash flow from investing activities:
Acquisitions, net of cash acquired	(122,981)	(288,865)
Additions to property and equipment	(149,303)	(170,150)
Net cash used in investing activities	(272,284)	(459,015)
Cash flow from financing activities:
Credit facility proceeds	231,000	350,162
Debt repayment	(259,002)	(260,000)
Payment of deferred financing costs	-	(512)
Payment of cash dividends	(28,104)	(19,673)
Partnership distributions	(4,724)	(4,414)
Payments to net settle equity awards	(635)	(182)
Principal payments on capital lease obligations	(6,454)	(1,227)
Mortgage principal debt repayments	-	(16,600)
Equity proceeds, net of costs	275,673	370,074
Net cash provided by financing activities	207,754	417,628

Net increase (decrease) in cash and cash equivalents	3,972	(44)
Cash and cash equivalents, beginning of period	8,804	10,788
Cash and cash equivalents, end of period	$12,776	$10,744

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW (continued)

(unaudited and in thousands)

For the six months ended June 30, 2016 and 2015

	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$9,001	$8,866
Noncash investing and financing activities:
Accrued capital additions	$16,988	$56,366
Accrued equity issuance costs	$10	$-
Capital lease and lease financing obligations assumed	$-	$43,832

Acquisitions, net of cash acquired:
Land	$7,439	$1,130
Buildings, improvements and equipment	78,370	79,372
CIP	13,900	12,127
Rents and other receivables, net	(2,033)	13,781
Acquired intangibles	36,368	92,300
Deferred costs	4,084	532
Prepaid expenses	479	1,664
Goodwill	(7,895)	173,237
Other assets	303	737
Capital lease and lease financing obligations	-	(43,832)
Accounts payable and accrued liabilities	(922)	(12,429)
Advance rents, security deposits and other liabilities	(1,102)	(2,849)
Deferred income	35	(7,139)
Deferred income taxes	(6,045)	(19,766)
Total acquisitions, net of cash acquired	$122,981	$288,865

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

As of June 30, 2016, QTS owned approximately 87.6% of the interests in the Operating Partnership. Substantially all of QTS’ assets are held by, and QTS’ operations are conducted through, the Operating Partnership.

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

The interim condensed consolidated financial statements of QTS Realty Trust, Inc. for the three and six months ended June 30, 2016 and 2015, and as of June 30, 2016 and December 31, 2015 present the accounts of QTS Realty Trust, Inc. and its majority owned subsidiaries. This includes the operating results of the Operating Partnership for all periods presented.

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

Principles of Consolidation – The consolidated financial statements of QTS Realty Trust, Inc. include the accounts of QTS Realty Trust, Inc. and its majority-owned subsidiaries. The consolidated financial statements of QualityTech, LP include the accounts of QualityTech, LP and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. For the three months ended June 30, 2016, depreciation expense related to real estate assets and non-real estate assets was $19.5 million and $3.1 million, respectively, for a total of $22.6 million. For the three months ended June 30, 2015, depreciation expense related to real estate assets and non-real estate assets was $12.4 million and $1.7 million, respectively, for a total of $14.1 million. For the six months ended June 30, 2016, depreciation expense related to real estate assets and non-real estate assets was $37.2 million and $6.1 million, respectively, for a total of $43.3 million. For the six months ended June 30, 2015, depreciation expense related to real estate assets and non-real estate assets was $23.3 million and $3.6 million, respectively, for a total of $26.9 million. The Company capitalizes certain development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset is ready for its intended use. Capitalization of such costs, excluding interest, aggregated to $3.9 million and $2.6 million for the three months ended June 30, 2016 and 2015, respectively, and $6.3 million and $5.9 million for the six months ended June 30, 2016 and 2015, respectively. Interest is capitalized during the period of development by first applying the Company’s actual borrowing rate on the related asset and second, to the extent necessary, by applying the Company’s weighted average effective borrowing rate to the actual development and other costs expended during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $3.2 million and $2.4 million for the three months ended June 30, 2016 and 2015, respectively, and $5.9 million and $4.4 million for the six months ended June 30, 2016 and 2015, respectively.

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

Acquired in-place leases are amortized on a straight-line basis over the remaining life of the underlying leases. Amortization of acquired in place lease costs totaled $0.8 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively, and $1.2 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively. This amortization expense is accounted for as real estate amortization expense.

Acquired customer relationships are amortized on a straight-line basis over the expected life of the customer relationship. Amortization of acquired customer relationships totaled $2.3 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively, and $5.3 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively. This amortization expense is accounted for as real estate amortization expense. The current period amortization includes a $1.0 million adjustment related to an increase in the purchase price allocation of the acquired customer relationship intangible recorded in the three months ended March 31, 2016, of which $0.7 million related to prior reporting periods. See Note 3 for further detail.

Other acquired intangible assets, which includes platform, above or below market leases, and trade name intangibles, are amortized on a straight-line basis over their respective expected lives. Platform and trade name intangibles are amortized as amortization expense. Platform amortization expense was $0.8 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and $1.6 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively. Trade name amortization expense was $0.3 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and $0.5 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively. Above or below market leases are amortized as rent expense in the case of the Company as lessee, which totaled $0.1 million for both the three and six months ended June 30, 2016. Amortization of above or below market leases with the Company as lessee was immaterial for the three and six months ended June 30, 2015. Above or below market leases are amortized as rental revenue in the case of the Company as lessor, which totaled $0.2 million for the three and six months ended June 30, 2016. There was no amortization of above or below market leases with the Company as lessor in the three and six months ended June 30, 2015. The expense associated with trade name intangibles is accounted for as real estate expense, whereas the expense associated with the amortization of platform intangibles is accounted for as non-real estate expense.

See Note 3 for discussion of the final purchase price allocation for the acquisition of Carpathia Hosting, Inc. (“Carpathia”) on June 16, 2015, as well as the preliminary purchase price allocation for the Piscataway, New Jersey facility (the “Piscataway facility”) that the Company acquired on June 6, 2016.

Impairment of Long-Lived and Intangible Assets – The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. No impairment losses were recorded for the three and six months ended June 30, 2016 and 2015, respectively.

The fair value of goodwill is the consideration transferred which is not allocable to identifiable intangible and tangible assets. Goodwill is subject to an annual assessment for impairment. As a result of the Carpathia acquisition, the Company recognized $173.8 million in goodwill.

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

As discussed above in Reclassifications, the Company adopted ASU 2015-03 during the three months ended March 31, 2016. Pursuant to this updated guidance, debt issuance costs related to revolving debt arrangements are permitted to be deferred and presented as assets on the balance sheet; however, all other debt issuance costs must be recorded as a direct offset to the associated liability. As such, deferred financing costs on the Company’s consolidated balance sheets represent costs incurred in connection with obtaining only revolving debt arrangements. These costs are amortized over the term of the loan and are included in interest expense. Amortization of debt issuance costs, including those costs presented as offsets to the associated liability in the consolidated balance sheet, was $0.8 million for both the three months ended June 30, 2016 and 2015, and $1.6 million for both the six months ended June 30, 2016 and 2015. Deferred financing costs related to revolving debt arrangements, net of accumulated amortization are as follows:

	June 30,	December 31,
(dollars in thousands)	2016	2015
	(unaudited)

Deferred financing costs	$6,655	$6,652
Accumulated amortization	(1,172)	(389)
Deferred financing costs, net	$5,483	$6,263

Deferred leasing costs consist of external fees and internal costs incurred in the successful negotiations of leases and are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $3.6 million and $2.8 million for the three months ended June 30, 2016 and 2015, respectively, and $7.1 million and $5.5 million for the six months ended June 30, 2016 and 2015, respectively. Deferred leasing costs, net of accumulated amortization are as follows:

	June 30,	December 31,
(dollars in thousands)	2016	2015
	(unaudited)

Deferred leasing costs	$44,572	$36,748
Accumulated amortization	(15,134)	(12,970)
Deferred leasing costs, net	$29,438	$23,778

Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. The Company records this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $18.3 million and $17.0 million as of June 30, 2016 and December 31, 2015, respectively. Additionally, $2.3 million and $1.4 million of deferred income was amortized into revenue for the three months ended June 30, 2016 and 2015, respectively, and $4.2 million and $2.7 million for the six months ended June 30, 2016 and 2015, respectively.

Equity-based Compensation – All equity-based compensation is measured at fair value on the grant date or date of modification, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as a liability or as equity in the consolidated balance sheets. Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification. Equity-based compensation expense was $3.2 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively, and $5.3 million and $3.1 million for the six months ended June 30, 2016 and 2015, respectively.

Rental Revenue – The Company, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $14.4 million and $9.1 million as of June 30, 2016 and December 31, 2015, respectively. Rental revenue also includes amortization of set-up fees which are amortized over the term of the respective lease as discussed above.

Cloud and Managed Services Revenue – The Company may provide both its cloud product and use of its managed services to its customers on an individual or combined basis. Service fee revenue is recognized as the revenue is earned, which generally coincides with the services being provided.

Allowance for Uncollectible Accounts Receivable – Rents receivable are recognized when due and are carried at cost, less an allowance for doubtful accounts. The Company records a provision for losses on rents receivable equal to the estimated uncollectible accounts, which is based on management’s historical experience and a review of the current status of the Company’s receivables. As necessary, the Company also establishes an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. The aggregate allowance for doubtful accounts was $4.1 million and $5.1 million as of June 30, 2016 and December 31, 2015, respectively.

Capital Leases and Lease Financing Obligations – The Company evaluates leased real estate to determine whether the lease should be classified as a capital or operating lease in accordance with U.S. GAAP.

The Company periodically enters into capital leases for certain equipment. In addition, through its acquisition of Carpathia Hosting, Inc. on June 16, 2015, the Company is now party to capital leases for property and equipment, as well as financing obligations related to a sale-leaseback transaction. The outstanding liabilities for the capital leases were $21.7 million and $26.9 million as of June 30, 2016 and December 31, 2015, respectively. The outstanding liabilities for the lease financing obligations were $21.7 million and $22.8 million as of June 30, 2016 and December 31, 2015, respectively. The net book value of the assets associated with these leases was approximately $45.5 million and $51.0 million as of June 30, 2016 and December 31, 2015, respectively. Depreciation related to the associated assets is included in depreciation and amortization expense in the Statements of Operations and Comprehensive Income.

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

Customer Concentrations – As of June 30, 2016, one of the Company’s customers represented 11.6% of its total monthly rental revenue. No other customers exceeded 4% of total monthly rental revenue.

As of June 30, 2016, six of the Company’s customers exceeded 5% of total accounts receivable. In aggregate, these six customers accounted for approximately 55% of total accounts receivable. Two of these six customers individually exceeded 10% of total accounts receivable.

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

As of December 31, 2014, one of the taxable REIT subsidiaries’ deferred tax assets were primarily the result of U.S. net operating loss carryforwards. A valuation allowance was recorded against its gross deferred tax asset balance as of December 31, 2014. As a result of the acquisition of Carpathia, the Company determined that it was more likely than not that pre-existing deferred tax assets will be realized by the combined entity, and the valuation allowance was eliminated. The change in the valuation allowance resulting from the change in circumstances was included in income, recognized in deferred income tax benefit in the year ended December 31, 2015.

In addition to the deferred income tax benefit recognized in the prior year in connection with the elimination of the valuation allowance, a deferred tax benefit is being recognized in the three and six months ended June 30, 2016 in connection with recorded operating losses. The taxable REIT subsidiary consolidated group has a net deferred tax liability position primarily due to the customer-based intangibles acquired as part of the Carpathia acquisition.

The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the taxable REIT subsidiary, tax law changes and future business acquisitions. The Company’s effective tax rates were 38.2% and (23.4)% for the six months ended June 30, 2016 and 2015, respectively. The increase in the effective tax rate is primarily due to the elimination of the valuation allowance as a result of the Carpathia acquisition, recorded operating losses of the taxable REIT subsidiary in the current year, and permanent book and tax differences.

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

There are no financial assets or liabilities measured at fair value on a recurring basis on the consolidated balance sheets as of June 30, 2016 and December 31, 2015. The Company’s purchase price allocations of Carpathia and Piscataway are fair value estimates that utilized Level 3 inputs and are measured on a non-recurring basis. See Note 3 for further detail.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the current revenue recognition requirements in ASC 605, Revenue Recognition. Under this new guidance, entities should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This ASU also requires enhanced disclosures. In April 2016, the FASB finalized amendments to the guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB finalized amendments to the guidance related to the assessment of collectibility, the definition of completed contracts at transition, and the measurement of the fair value of non-cash consideration at contract inception. The FASB also added new practical expedients for the presentation of sales taxes collected from customers and the accounting for contract modifications at transition. These amendments are not intended to change the core principles of the standard; however, they are intended to clarify important aspects of the guidance and improve its operability, as well as to address implementation issues. The amendments have the same effective date and transition requirements as the new revenue standard, which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted; however, entities are not permitted to adopt the standard earlier than December 15, 2016, the original effective date. Retrospective and modified retrospective application is allowed. The Company is currently assessing the impact of this standard on its consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company adopted this standard in the six months ended June 30, 2016, and the effect is reflected in the financial statements accordingly.

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

3. Acquisitions

Piscataway Acquisition

On June 6, 2016, the Company completed the acquisition of a data center in Piscataway, New Jersey (the “Piscataway facility”), from DuPont Fabros Technology, Inc., for approximately $125.6 million (based on the preliminary assessment of the fair value of assets acquired and liabilities assumed). This facility is located in the New York metro area on 38 acres and consists of 360,000 gross square feet, including approximately 89,000 square feet of raised floor, and approximately 18 MW of critical power. The Piscataway facility supports future growth with space for an additional approximately 87,000 square feet of raised floor in the existing structure, as well as capacity for over 8 MW of additional critical power. This acquisition was funded with a draw on the unsecured revolving credit facility.

The Company accounted for this acquisition in accordance with ASC 805, Business Combinations, as a business combination. The Company is generally valuing the assets acquired and liabilities assumed using Level 3 inputs.

The following table summarizes the consideration for the Piscataway facility and the preliminary allocation of the fair value of assets acquired and liabilities assumed at the acquisition date (unaudited and in thousands). This allocation is subject to change pending the final valuation of these assets and liabilities:

Piscataway Allocation as of June 30, 2016
Land	$7,440
Buildings and improvements	78,370
Construction in progress	13,900
Acquired intangibles	21,668
Deferred costs	4,084
Other assets	106
Total identifiable assets acquired	125,568

Acquired below market lease	568
Net working capital	2,019
Total liabilities assumed	2,587

Net identifiable assets acquired	$122,981

Carpathia Acquisition

On June 16, 2015, the Company completed the acquisition of 100% of the outstanding stock of Carpathia Hosting, Inc., a Virginia-based colocation, cloud and managed services provider for approximately $373.6 million (based on the final assessment of the fair value of assets acquired and liabilities assumed). Upon completion of this acquisition, the Company assumed all of the assets and liabilities of Carpathia Acquisition, Inc. Carpathia Acquisition, Inc. and its subsidiaries, including Carpathia, became indirect, wholly-owned subsidiaries of the Company. Carpathia was a provider of colocation, hybrid cloud and Infrastructure-as-a-Service (IaaS) servicing enterprise customers and federal agencies, with a customer base of approximately 230 customers as of June 16, 2015. Carpathia utilized eight domestic data centers located in Dulles, Virginia; Phoenix, Arizona; San Jose, California; Harrisonburg, Virginia and Ashburn, Virginia; and five international data centers located in Toronto, Canada; Amsterdam, Netherlands; London, United Kingdom; Hong Kong and Sydney, Australia.

The Company accounted for this acquisition in accordance with ASC 805, Business Combinations, as a business combination. The Company generally valued the assets acquired and liabilities assumed using Level 3 inputs.

In June 2016, the Company finalized the Carpathia purchase price allocation. The following table summarizes the consideration for the Carpathia acquisition and the final allocation of the fair value of assets acquired and liabilities assumed at the acquisition date (unaudited and in thousands):

	Final Carpathia Allocation as of June 30, 2016	Original Allocation Reported as of June 30, 2015	Adjusted Fair Value
Land	$1,130	$1,130	$-
Buildings and improvements	78,898	79,372	(474)
Construction in progress	12,127	12,127	-
Acquired intangibles (1)	108,100	89,847	18,253
Net working capital	2,851	2,569	282
Total identifiable assets acquired	203,106	185,045	18,061

Capital lease and lease financing obligations	43,832	43,832	-
Deferred income taxes	35,980	19,766	16,214
Acquired above market lease	2,453	-	2,453
Total liabilities assumed	82,265	63,598	18,667

Net identifiable assets acquired	120,841	121,447	(606)
Goodwill	173,843	173,237	606
Net assets acquired	$294,684	$294,684	$-

(1)	During the three months ended March 31, 2016, a $14.7 million adjustment was recorded to increase acquired intangible assets following identified purchase price allocation adjustments, with a corresponding decrease to goodwill. An adjustment of $1.0 million to increase amortization expense related to this increase in acquired intangibles was recorded during the three months ended March 31, 2016, of which $0.7 million related to prior reporting periods.

Goodwill recognized in the transaction relates primarily to anticipated operating synergies, Carpathia’s in-place workforce and access to Carpathia’s customer pipeline. For tax purposes, the Company acquired goodwill with a tax basis of $16.6 million, which is deductible in subsequent periods. Based on the final purchase price allocation, amortization expenses relative to the intangible assets acquired are expected to be approximately $12.2 million, $12.2 million, $10.1 million, $8.0 million and $8.0 million for the years ended December 31, 2016 through December 31, 2020, respectively.

The following table represents the pro forma condensed consolidated statements of operations of the combined entities for the three and six month periods ended June 30, 2015 (in thousands):

	(Unaudited) Pro Forma Condensed Consolidated Statements of Operations
	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Revenue	$87,267	$170,592
Net income	$9,608	$13,568

These amounts have been calculated after applying the Company’s accounting policies, and give effect to the Carpathia acquisition.

The unaudited pro forma condensed consolidated financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the transaction noted above been consummated on January 1, 2015, nor does it purport to represent the results of operations for future periods.

4. Real Estate Assets and Construction in Progress

The following is a summary of properties owned or leased by the Company as of June 30, 2016 and December 31, 2015 (in thousands):

As of June 30, 2016 (unaudited):

Property Location	Land	Buildings, Improvements and Equipment		Construction in Progress	Total Cost

Owned Properties
Suwanee, Georgia (Atlanta-Suwanee)	$3,521	$153,392		$16,040	$172,953
Atlanta, Georgia (Atlanta-Metro)	15,397	430,815		26,206	472,418
Santa Clara, California*	-	96,268		2,769	99,037
Richmond, Virginia	2,180	236,512		65,013	303,705
Sacramento, California	1,481	61,718		92	63,291
Princeton, New Jersey	20,700	32,752		483	53,935
Dallas-Fort Worth, Texas	8,606	151,385		74,646	234,637
Chicago, Illinois	-	141		108,172	108,313
Miami, Florida	1,777	30,851		276	32,904
Lenexa, Kansas	437	3,511		22	3,970
Duluth, Georgia Office Building	1,899	1,896		427	4,222
Piscataway, New Jersey	7,440	78,370		14,022	99,832
	63,438	1,277,611		308,168	1,649,217

Leased Properties
Leased facilities acquired in 2015 ***	1,130	92,645		6,585	100,360
Jersey City, New Jersey	-	22,738		2,021	24,759
Overland Park, Kansas	-	926	**	23	949
	1,130	116,309		8,629	126,068
	$64,568	$1,393,920		$316,797	$1,775,285

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

5. Debt

Below is a listing of the Company’s outstanding debt, including capital leases and lease financing obligations, as of June 30, 2016 and December 31, 2015 (in thousands):

	Weighted Average
	Coupon Interest Rate at		June 30,	December 31,
	June 30, 2016	Maturities	2016	2015
			(unaudited)
Unsecured Credit Facility
Revolving Credit Facility	2.01%	December 17, 2019	$196,000	$224,002
Term Loan I	1.95%	December 17, 2020	150,000	150,000
Term Loan II	1.95%	April 27, 2021	150,000	150,000
Senior Notes	5.88%	August 1, 2022	300,000	300,000
Capital Lease and Lease Financing Obligations	3.45%	2016 - 2025	43,440	49,761
	3.44%		839,440	873,763
Less discount and net debt issuance costs			(11,224)	(12,194)
Total outstanding debt, net			$828,216	$861,569

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

The unsecured credit facility requires monthly interest payments and requires the Company to comply with various customary affirmative and negative covenants and quarterly financial covenant requirements relating to the debt service coverage ratio, fixed charge ratio, leverage ratio and tangible net worth and various other operational requirements. In connection with the unsecured credit facility, as of June 30, 2016, the Company had an additional $2.0 million letter of credit outstanding. In addition, the Company entered into two additional letters of credit in June 2016 related to its Chicago facility and newly acquired Piscataway facility in the amounts of $0.5 million and $0.1 million, respectively. As of June 30, 2016, borrowings under the unsecured credit facility consisted of $196.0 million outstanding under the revolving credit facility and $300.0 million outstanding under the term loans, exclusive of net debt issuance costs of $2.7 million. As of June 30, 2016, the weighted average interest rate for amounts outstanding under the unsecured credit facility was 1.97%.

(b) Senior Notes – On July 23, 2014, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the notes described below (collectively, the “Issuers”), issued $300 million aggregate principal amount of 5.875% Senior Notes due 2022 (the “Senior Notes”). The Senior Notes have an interest rate of 5.875% per annum, were issued at a price equal to 99.211% of their face value and mature on August 1, 2022. The proceeds from the offering were used to repay amounts outstanding under the unsecured credit facility, including $75 million outstanding under the term loan. As of June 30, 2016, the discount recorded on the Senior Notes was $1.9 million and the outstanding net debt issuance costs associated with the Senior Notes were $6.6 million.

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

The annual remaining principal payment requirements as of June 30, 2016 per the contractual maturities and excluding extension options, capital leases and lease financing obligations, are as follows (unaudited and in thousands):

2016	$-
2017	-
2018	-
2019	196,000
2020	150,000
Thereafter	450,000
Total	$796,000

As of June 30, 2016, the Company was in compliance with all of its covenants.

Capital Leases

The Company has historically entered into capital leases for certain equipment. In addition, through its acquisition of Carpathia on June 16, 2015, the Company acquired capital leases of both equipment and certain properties. Total outstanding liabilities for capital leases were $21.7 million as of June 30, 2016, of which $13.9 million were assumed through the Carpathia acquisition, all of which was related to the lease of real property. Carpathia had entered into capital lease arrangements for datacenter space under two lease agreements expiring in 2018 and 2019 at its Harrisonburg, Virginia and Ashburn, Virginia locations. Total recurring monthly payments range from approximately $0.2 million to $0.5 million during the terms of the leases, in addition to payments made for utilities. Depreciation related to the associated assets for the capital leases is included in depreciation and amortization expense in the Statements of Operations and Comprehensive Income.

Lease Financing Obligations

Through the acquisition of Carpathia, the Company acquired lease financing obligations totaling $21.7 million at June 30, 2016, of which $19.8 million related to a sale-leaseback transaction where Carpathia has continuing involvement. On December 23, 2011, Carpathia sold the shell of a building and the associated land to an unrelated third party. Carpathia leases the property back and is a party to an agreement with the same third party to construct a new building on the adjoining property for use as a data center. Carpathia is primarily responsible for financing the improvements and outfitting the building with the necessary equipment. The third party leases back the new building in stages to Carpathia as the various stages are completed. In accordance with ASC 840-40, Leases, Carpathia has continuing involvement with the related leased assets; therefore, the Company will continue to account for the existing building shell and the associated land as fixed assets and will capitalize the construction costs of the new building. The financing obligation related to the building and equipment was $18.2 million at June 30, 2016. In addition, due to Carpathia’s continuing involvement, it was required to defer a gain on the sale of the assets. The deferred gain was $1.6 million at June 30, 2016, and is also included in lease financing obligations.

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

The Company, through its acquisition of Carpathia, also has a lease financing agreement in connection with a $4.8 million tenant improvement allowance on one of its data center lease agreements. The financing requires monthly payments of principal and interest of less than $0.1 million through February 2019. The outstanding balance on the financing agreement was $1.9 million as of June 30, 2016. Depreciation expense on the related leasehold improvements is included in depreciation and amortization expense in the Statements of Operations and Comprehensive Income.

The following table summarizes the Company’s combined future payment obligations, excluding interest, as of June 30, 2016, on the capital leases and lease financing obligations above (unaudited and in thousands):

2016	$6,237
2017	12,388
2018	8,804
2019	2,461
2020	2,190
Thereafter	11,360
Total	$43,440

6. Commitments and Contingencies

The Company is subject to various routine legal proceedings and other matters in the ordinary course of business. One of the Company’s subsidiaries, Carpathia Hosting, LLC (“Carpathia LLC”), was named as a defendant in a lawsuit filed in state court in New York.  Carpathia LLC’s customer, Portal Healthcare Solutions (“Portal Ascend”) allegedly had a security breach between November 2012 and March 2013.  Portal Ascend has agreed to indemnify Carpathia LLC in this litigation and has provided legal counsel to defend Carpathia LLC.  The litigation is in the earliest stages, thus the outcome of this litigation is neither probable nor reasonably estimable.

7. Partners’ Capital, Equity and Incentive Compensation Plans

QualityTech, LP

QTS has the full power and authority to do all the things necessary to conduct the business of the Operating Partnership.

As of June 30, 2016, the Operating Partnership had three classes of limited partnership units outstanding: Class A units of limited partnership interest (“Class A units”), Class RS LTIP units of limited partnership interest (“Class RS units”) and Class O LTIP units of limited partnership units (“Class O units”). The Class A Units are now redeemable at any time. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class RS units or Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). Class RS units and Class O units may be subject to vesting and are pari passu with Class A units. Each Class RS unit and Class O unit is convertible into Class A units by the Operating Partnership at any time or by the holder at any time following full vesting (if such unit is subject to vesting) based on formulas contained in the partnership agreement. In addition, upon certain circumstances set forth in the partnership agreement, vested Class RS units automatically convert into Class A units of the Operating Partnership.

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

The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the six months ended June 30, 2016 (unaudited):

	2010 Equity Incentive Plan					2013 Equity Incentive Plan
	Number of Class O units	Weighted average exercise price	Weighted average fair value	Number of Class RS units	Weighted average grant date value	Options	Weighted average exercise price	Weighted average fair value	Restricted Stock		Weighted average grant date value
Outstanding at December 31, 2015	1,292,899	$23.76	$3.68	39,875	$22.18	867,882	$27.80	$5.56	394,908		$33.82
Granted	—	—	—	—	—	229,693	45.78	9.91	226,608		46.03
Exercised/Vested	(89,730)	21.82	4.14	—	—	(24,778)	24.16	4.49	(58,216	)(1)	33.00
Released from restriction (2)	—	—	—	(39,875)	22.18	—	—	—	—		—
Cancelled/Expired (3)	—	—	—	—	—	(7,109)	34.58	7.64	(82,763)		36.32
Outstanding at June 30, 2016	1,203,169	$23.90	$3.64	—	$—	1,065,688	$31.71	$6.51	480,537		$39.25

(1)	This represents the Class A common stock that has been released from restriction and which was not surrendered by the holder to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock.
(2)	This represents Class RS units that upon vesting have converted to Operating Partnership units.
(3)	Includes approximately 28,000 restricted Class A common stock surrendered by certain employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock.

The assumptions and fair values for restricted stock and options to purchase shares of Class A common stock granted for the six months ended June 30, 2016 are included in the following table on a per unit basis (unaudited). Class O units and options to purchase shares of Class A common stock were valued using the Black-Scholes model.

Six Months Ended June 30, 2016
Fair value of restricted stock granted	$45.78-$47.39
Fair value of options granted	$9.57-$9.97
Expected term (years)	5.5-5.9
Expected volatility	30.7-31.3%
Expected dividend yield	3.14%
Expected risk-free interest rates	1.42-1.48%

The following table summarizes information about awards outstanding as of June 30, 2016 (unaudited).

	Operating Partnership Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Class RS Units	$-	—	-
Class O Units	$20.00-25.00	1,203,169	0.2
Total Operating Partnership awards outstanding		1,203,169

	QTS Realty Trust, Inc. Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Restricted stock	$-	480,537	2.5
Options to purchase Class A common stock	$21.00-45.78	1,065,688	1.3
Total QTS Realty Trust, Inc. awards outstanding		1,546,225

All nonvested LTIP unit awards are valued as of the grant date and generally vest ratably over a defined service period. Certain nonvested LTIP unit awards vest on the earlier of achievement by the Company of various performance goals or specified dates in 2015 and 2016. As of June 30, 2016 there were 0.1 million, 0.5 million and 0.4 million nonvested Class O units, restricted Class A common stock and options to purchase Class A common stock outstanding, respectively. As of June 30, 2016, there were no Class RS units outstanding. As of June 30, 2016 the Company had $20.8 million of unrecognized equity-based compensation expense which will be recognized over the remaining vesting period of up to 4 years. The total intrinsic value of the awards outstanding at June 30, 2016 was $89.3 million.

Dividends and Distributions

The following tables present quarterly cash dividends and distributions paid to QTS’ common stockholders and the Operating Partnership’s unit holders for the six months ended June 30, 2016 and 2015 (unaudited):

Six Months Ended June 30, 2016
Record Date	Payment Date	Per Common Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
March 18, 2016	April 5, 2016	$0.36	$17.4
December 17, 2015	January 6, 2016	0.32	15.4
			$32.8

Six Months Ended June 30, 2015
Record Date	Payment Date	Per Common Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
March 20, 2015	April 7, 2015	$0.32	$13.4
December 19, 2014	January 7, 2015	0.29	10.7
			$24.1

Additionally, on July 6, 2016, the Company paid its regular quarterly cash dividend of $0.36 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on June 17, 2016.

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

The transactions which occurred during the three and six months ended June 30, 2016 and 2015 are outlined below (unaudited and in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015

Tax, utility, insurance and other reimbursement	$192	$65	$372	$145
Rent expense	254	254	507	507
Capital assets acquired	87	26	167	125
Total	$533	$345	$1,046	$777

9. Noncontrolling Interest

Concurrently with the completion of the IPO, QTS consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership.

Commencing at any time beginning November 1, 2014, at the election of the holders of the noncontrolling interest, the Class A units are redeemable for cash or, at the election of the Company, common stock of the Company on a one-for-one basis. As a result of these redemptions of Class A units into common stock and the issuance of additional common stock, the noncontrolling ownership interest of QualityTech, LP, was 12.4% at June 30, 2016.

10. Earnings per share of QTS Realty Trust, Inc.

Basic income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share adjusts basic income (loss) per share for the effects of potentially dilutive common shares.

The computation of basic and diluted net income per share is as follows (in thousands, except per share data, and unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income available to common stockholders — basic	$5,100	$4,632	$10,989	$8,714
Effect of net income attributable to noncontrolling interests	707	888	1,677	1,843
Net income available to common stockholders — diluted	$5,807	$5,520	$12,666	$10,557
Denominator:
Weighted average shares outstanding — basic	47,783	36,669	44,538	33,996
Effect of Class A and Class RS partnership units *	6,794	7,063	6,797	7,189
Effect of Class O units and options to purchase Class A common stock on an "as if" converted basis *	998	712	939	683
Weighted average shares outstanding — diluted	55,575	44,444	52,274	41,868

Net income per share attributable to common stockholders — basic	$0.11	$0.13	$0.25	$0.26
Net income per share attributable to common stockholders — diluted	$0.10	$0.12	$0.24	$0.25

*	The Class A units, Class RS units and Class O units represent limited partnership interests in the Operating Partnership, and are described in more detail in Note 7.

No securities were antidilutive for the three months ended June 30, 2016 and 2015, or the six months ended June 30, 2016 and 2015, and as such, no securities were excluded from the computation of diluted net income per share for those periods.

11. Customer Leases, as Lessor

Future minimum lease payments to be received under non-cancelable operating customer leases (inclusive of payments for contracts which have not yet commenced, and exclusive of recoveries of operating costs from customers) are as follows for the years ending December 31 (unaudited and in thousands):

2016 (July - December)	$168,090
2017	266,862
2018	196,702
2019	120,599
2020	99,270
Thereafter	212,896
Total	$1,064,419

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

Credit facility and Senior Notes: The Company’s unsecured credit facility did not have interest rates which were materially different than current market conditions and therefore, the fair value approximated the carrying value. The fair value of the Company’s Senior Notes was estimated using Level 2 “significant other observable inputs,” primarily based on quoted market prices for the same or similar issuances. At June 30, 2016, the fair value of the Senior Notes was approximately $311.5 million.

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

13. Subsequent Events

On July 6, 2016, the Company paid its regular quarterly cash dividend of $0.36 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on June 17, 2016.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the financial condition and results of operations of QTS Realty Trust, Inc. (“QTS”), which includes the operations of QualityTech, LP (the “Operating Partnership”), for the three and six months ended June 30, 2016 and 2015. You should read the following discussion and analysis in conjunction with QTS’ and the Operating Partnership’s accompanying consolidated financial statements and related notes contained elsewhere in this Form 10-Q. We believe it is important for investors to understand the few differences between the financial statements of QTS and the Operating Partnership. See “Explanatory Note” for an explanation of these few differences. Since the financial data presented in this Item 2 does not contain any differences between QTS and the Operating Partnership, all periods presented reflect the operating results of the Operating Partnership.

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

*	adverse economic or real estate developments in our markets or the technology industry;

*	global, national and local economic conditions;

*	risks related to our international operations;

*	difficulties in identifying properties to acquire and completing acquisitions;

*	our failure to successfully develop, redevelop and operate acquired properties or lines of business, including data centers acquired in our acquisition of Carpathia Hosting, Inc.;

*	significant increases in construction and development costs;

*	the increasingly competitive environment in which we operate;

*	defaults on, or termination or non-renewal of, leases by customers;

*	increased interest rates and operating costs, including increased energy costs;

*	financing risks, including our failure to obtain necessary outside financing;

*	decreased rental rates or increased vacancy rates;

*	dependence on third parties to provide Internet, telecommunications and network connectivity to our data centers;

*	our failure to qualify and maintain QTS’ qualification as a real estate investment trust (“REIT”);

*	environmental uncertainties and risks related to natural disasters;

*	financial market fluctuations; and

*	changes in real estate and zoning laws, revaluations for tax purposes and increases in real property tax rates.

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

Inclusive of the recent acquisition of a data center in Piscataway, New Jersey discussed below, we operate a portfolio of 25 data centers located throughout the United States, Canada, Europe and the Asia-Pacific region. Within the United States, we are located in some of the top U.S. data center markets plus other high-growth markets. Our data centers are highly specialized, full-service, mission-critical facilities used by our customers to house, power and cool the networking equipment and computer systems that support their most critical business processes. We believe that our data centers are best-in-class and engineered to adhere to the highest specifications commercially available to customers, providing fully redundant, high-density power and cooling sufficient to meet the needs of major national and international companies and organizations. This is in part reflected by our operating track record of “five-nines” (99.999%) reliability and by our diverse customer base of more than 1,000 customers, including financial institutions, healthcare companies, government agencies, communications service providers, software companies and global Internet companies.

We account for the operations of all of our properties in one reporting segment.

On June 6, 2016, we completed the acquisition of a data center in Piscataway, New Jersey (the “Piscataway facility”), from DuPont Fabros Technology, Inc., for approximately $125.6 million (based on the preliminary assessment of the fair value of assets acquired and liabilities assumed). This facility is located in the New York metro area on 38 acres and consists of 360,000 gross square feet, including approximately 89,000 square feet of raised floor, and approximately 18 MW of critical power. The Piscataway facility supports future growth with approximately 87,000 square feet of additional raised floor in the existing structure, as well as over 8 MW of additional critical power. This acquisition was funded with a draw on the unsecured revolving credit facility.

As of June 30, 2016, QTS owned an approximate 87.6% ownership interest in the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.

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

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of June 30, 2016, only three of our more than 1,000 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 12% of our MRR. In addition, greater than 50% of our MRR was attributable to customers who use more than one of our 3C products.

Our Portfolio

Inclusive of the recent acquisition of the Piscataway facility, we develop and operate 25 data centers located throughout the United States, Canada, Europe and the Asia-Pacific region, containing an aggregate of approximately 5.3 million gross square feet of space (approximately 91% of which is wholly owned by us), including approximately 2.4 million “basis-of-design” raised floor square feet, which represents the total data center raised floor potential of our existing data center facilities. This represents the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the configuration that we deploy. We build out our data center facilities for both general use (colocation) and for executed leases that require significant amounts of space and power, depending on the needs of each facility at that time. As of June 30, 2016, this space included approximately 1,284,000 raised floor operating net rentable square feet, or NRSF, plus approximately 1.1 million square feet of additional raised floor in our development pipeline, of which approximately 46,000 NRSF is expected to become operational by December 31, 2016. Of the total 1.1 million NRSF in our development pipeline, approximately 41,000 square feet was related to customer leases which had been executed but not yet commenced. Our facilities collectively have access to over 600 megawatts (“MW”) of gross utility power with 550 MW of available utility power. We believe such access to power gives us a competitive advantage in redeveloping data center space, since access to power is usually the most limiting and expensive component in data center redevelopment.

The following table presents an overview of the portfolio of operating properties that we own or lease, based on information as of June 30, 2016:

			Operating Net Rentable Square Feet (Operating NRSF) (3)
Property	Year Acquired (1)	Gross Square Feet (2)	Raised Floor (4)	Office & Other (5)	Supporting Infrastructure (6)	Total	% Occupied (7)	Annualized Rent (8)	Available Utility Power (MW) (9)	Basis of Design ("BOD") NRSF	Current Raised Floor as a % of BOD
Richmond, VA	2010	1,318,353	167,309	51,093	178,854	397,256	88.1%	$35,510,868	110	557,309	30.0%

Atlanta, GA (Metro)	2006	968,695	452,986	36,953	331,426	821,365	94.1%	$90,118,528	72	527,186	85.9%

Dallas-Fort Worth, TX	2013	698,000	95,614	6,981	77,425	180,020	95.3%	$19,956,036	140	292,000	32.7%

Princeton, NJ	2014	553,930	58,157	2,229	111,405	171,791	100.0%	$9,702,840	22	158,157	36.8%

Suwanee, GA	2005	369,822	185,422	8,697	107,128	301,247	81.3%	$56,471,954	36	208,008	89.1%

Chicago, IL	2014	317,000	-	-	-	-	-%	$-	8	133,000	-%

Santa Clara, CA*	2007	135,322	55,905	944	45,094	101,943	77.9%	$22,072,713	11	80,940	69.1%

Jersey City, NJ**	2006	122,448	31,503	14,208	41,901	87,612	97.1%	$11,680,023	7	52,744	59.7%

Sacramento, CA	2012	92,644	54,595	2,794	23,916	81,305	46.1%	$11,998,463	8	57,906	94.3%

Piscataway, NJ	2016	360,000	88,820	14,311	91,851	194,982	76.2%	$8,914,718	111	176,000	50.5%

Miami, FL	2008	30,029	19,887	-	6,592	26,479	67.2%	$5,295,855	4	19,887	100.0%

Leased facilities acquired in 2015 ***	2015	167,278	71,250	5,418	32,992	109,660	86.6%	$73,887,964	20	94,975	75.0%

Other	Misc	117,406	2,493	49,337	23,482	75,312	60.7%	$857,268	1	2,493	100.0%

Total		5,250,927	1,283,941	192,965	1,072,066	2,548,972	88.0%	$346,467,230	550	2,360,605	54.4%

(1)	Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
(2)	With respect to our owned properties, gross square feet represents the entire building area. With respect to leased properties, gross square feet represents that portion of the gross square feet subject to our lease. This includes 292,086 square feet of our office and support space, which is not included in operating NRSF.
(3)	Represents the total square feet of a building that is currently leased or available for lease plus developed supporting infrastructure, based on engineering drawings and estimates, but does not include space held for redevelopment or space used for our own office space.
(4)	Represents management’s estimate of the portion of NRSF of the facility with available power and cooling capacity that is currently leased or readily available to be leased to customers as data center space based on engineering drawings.
(5)	Represents the operating NRSF of the facility other than data center space (typically office and storage space) that is currently leased or available to be leased.
(6)	Represents required data center support space, including mechanical, telecommunications and utility rooms, as well as building common areas.
(7)	Calculated as data center raised floor that is subject to a signed lease for which space is occupied (890,477 square feet as of June 30, 2016) divided by leasable raised floor based on the current configuration of the properties (1,012,203 square feet as of June 30, 2016), expressed as a percentage.
(8)	We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under executed contracts as of a particular date, which includes revenue from our C1, C2 and C3 rental and cloud and managed services activities, but excludes customer recoveries, deferred set up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed contracts as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect the accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.
(9)	Represents installed utility power and transformation capacity that is available for use by the facility as of June 30, 2016.

*	Represents facilities that we lease.
**	Subject to long term ground lease
***	Includes 13 facilities. All facilities are leased, including those subject to capital leases.

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

Percentage (%) Occupied. We define percentage occupied as the square footage that is subject to a signed lease for which space is occupied as of a particular date compared to leasable raised floor as of that date, expressed as a percentage.

Booked-not-Billed. We define booked-not-billed as our customer leases that have been signed, but for which lease payments have not yet commenced.

Factors That May Influence Future Results of Operations and Cash Flows

Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of June 30, 2016, we had in place customer leases generating revenue for approximately 88% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental, cloud and managed services rates at our properties. Future economic downturns, regional downturns or downturns in the technology industry could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. Negative trends in one or more of these factors could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.

Leasing Arrangements. As of June 30, 2016, 32% of our MRR came from customers which individually occupied greater than or equal to 6,600 square feet of space (or approximately 1 MW of power). As of June 30, 2016, approximately 39% of our MRR was attributable to the metered power model. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of June 30, 2016, 68% of our MRR was leased to customers which individually occupied less than 6,600 square feet of space. As of June 30, 2016, approximately 61% of our MRR was attributable to the gross lease model. Under a gross lease, the customer pays us a fixed rent on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers access more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. Our leases on a gross lease basis generally have a term of three years or less.

Scheduled Lease Expirations. Our ability to minimize rental churn and customer downgrades at renewal and renew, lease and re-lease expiring space will impact our results of operations and cash flows. Leases which have commenced billing representing approximately 7% and 16% of our total leased raised floor are scheduled to expire during the years ending December 31, 2016 (including all month-to-month leases) and 2017, respectively. These leases also represented approximately 19% and 25%, respectively, of our annualized rent as of June 30, 2016. At expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.

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

General Leasing Activity

During the three and six months ended June 30, 2016, we entered into customer leases representing approximately $1.1 million and $1.8 million of incremental MRR, net of downgrades (and representing approximately $13.3 million and $21.9 million of incremental annualized rent, net of downgrades) at $625 and $523 per square foot, respectively. In addition, $4.1 million and $7.2 million of leasing commissions was associated with new and renewal leasing activity for the three and six months ended June 30, 2016.

During the three and six months ended June 30, 2016, we renewed leases with a total annualized rent of $7.2 million and $23.1 million at an average rent per square foot of $739 and $873, respectively, which was 2.0% higher and 2.0% lower than the annualized rent prior to their respective renewals. Customers that renew with adjustments to square feet are reflected in the net leasing activity discussed above. The rental churn rate for the three and six months ended June 30, 2016 was 1.3% and 3.6%, respectively.

During the three and six months ended June 30, 2016, we commenced customer leases representing approximately $2.3 million and $5.5 million of MRR (and representing approximately $27.4 million and $66.1 million of annualized rent) at $513 and $640 per square foot, respectively.

As of June 30, 2016, our booked-not-billed MRR balance (which represents customer leases that have been executed, but for which lease payments have not commenced as of June 30, 2016) was approximately $4.1 million, or $49.1 million of annualized rent. The booked-not-billed balance is expected to contribute an incremental $8.2 million to revenue in 2016 (representing $19.2 million in annualized revenues), an incremental $9.3 million in 2017 (representing $16.0 million in annualized revenues) and an incremental $13.9 million in annualized revenues thereafter. We estimate the remaining capital cost to provide the space, power, connectivity and other services to the customer contracts which had been booked but not billed as of June 30, 2016 to be approximately $50 million. This estimate generally includes C1 customers with newly contracted space of more than 3,300 square feet. The space, power, connectivity and other services provided to customers that contract for smaller amounts of space is generally provided by existing space which was previously developed.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Changes in revenues and expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 are summarized below (unaudited and in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Revenues:
Rental	$71,670	$52,193	$19,477	37%
Recoveries from customers	6,168	5,582	586	10%
Cloud and managed services	17,015	8,220	8,795	107%
Other	3,834	2,122	1,712	81%
Total revenues	98,687	68,117	30,570	45%
Operating expenses:
Property operating costs	32,646	22,031	10,615	48%
Real estate taxes and insurance	2,020	1,474	546	37%
Depreciation and amortization	30,355	18,062	12,293	68%
General and administrative	21,608	14,615	6,993	48%
Transaction and integration costs	3,833	4,669	(836)	-18%
Total operating expenses	90,462	60,851	29,611	49%
Operating income	8,225	7,266	959	13%

Other income and expense:
Interest income	2	1	1	100%
Interest expense	(4,874)	(4,799)	75	2%
Other expense, net	-	(83)	83	*
Income before taxes	3,353	2,385	968	41%
Tax benefit of taxable REIT subsidiaries	2,454	3,135	(681)	-22%
Net income	$5,807	$5,520	$287	5%

*	not applicable for comparison

Revenues. Total revenues for the three months ended June 30, 2016 were $98.7 million compared to $68.1 million for the three months ended June 30, 2015. The increase of $30.6 million, or 45%, was primarily due to the current period including a full quarter of Carpathia’s results compared to 15 days of results in the prior period, which contributed $16.8 million to the increase, as well as organic growth in our customer base and placing additional square footage into service in conjunction with the development and expansion of our Dallas-Fort Worth, Richmond and Atlanta-Metro data centers. In addition, the acquisition of the Piscataway facility on June 6, 2016, contributed $1.6 million in incremental revenue for the three months ended June 30, 2016.

The increase of $28.3 million, or 47%, in combined rental and cloud and managed services revenue was primarily due to the current period including a full quarter of Carpathia’s results compared to 15 days of results in the prior period, which contributed $16.5 million to the increase, as well as newly leased space from ongoing expansions in our Atlanta-Metro, Dallas-Fort Worth and Richmond data centers, and increases in rents from previously leased space, net of downgrades at renewal and rental churn.

As of June 30, 2016, our data centers were approximately 88% occupied based on leasable raised floor of approximately 1,012,000 square feet, with approximately 890,000 square feet occupied, with an average annualized rent of $398 per leased raised floor square foot including cloud and managed services revenue, or $327 per leased raised floor square foot excluding cloud and managed services revenue. As of June 30, 2016, the average annualized rent for our C1 product, including managed services for our C1 product, was $194 per leased raised floor square foot, and the average annualized rent for our C2 product, including Cloud and managed services combined was $1,247 per leased raised floor square foot. As of June 30, 2015, our data centers were 84% occupied and billing based on leasable raised floor of approximately 824,000 square feet, with approximately 693,000 square feet occupied and paying rent, with an average annualized rent of $441 per leased raised floor square foot including cloud and managed services revenue, or $330 per leased raised floor square foot excluding cloud and managed services revenue. The increase in leasable raised floor between 2015 and 2016 is primarily related to the addition of raised floor square footage from our redevelopment activities primarily in the Dallas-Fort Worth, Atlanta-Metro, and Richmond facilities, as well as the acquisition of the Piscataway facility. The decrease in average annualized rent per leased raised floor square foot, both including and excluding cloud and managed services revenue, is primarily due to an increase in mix of C1 customers in our portfolio. As of June 30, 2016, a larger portion of our customers were C1 customers (39% of MRR) compared to June 30, 2015 (31% of MRR). This increase in the proportion of C1 customers has contributed to the reduction in average annualized rent per square foot due to the fact that C1 customers reimburse us for utilities and various other operating expenses, and that reimbursement is excluded from the calculation of annualized rent per square foot.

Higher recoveries from customers for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 were primarily due to reimbursements associated with the acquisition of the Piscataway facility which contributed $0.8 million to the increase as well as $0.2 million of increased reimbursements at our Dallas-Fort Worth facility primarily related to an increase in usage from customers operating under the metered power model. These increases were partially offset by $0.4 million of reduced reimbursements at our Atlanta-Metro facility primarily related to a reduction in utility rates. The $1.7 million increase in other revenue for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to higher straight line rent.

Property Operating Costs. Property operating costs for the three months ended June 30, 2016 were $32.6 million compared to property operating costs of $22.0 million for the three months ended June 30, 2015, an increase of $10.6 million, or 48%. The breakdown of our property operating costs is summarized in the table below (unaudited and in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Property operating costs:
Direct payroll	$4,964	$3,922	$1,042	27%
Rent	4,779	1,823	2,956	162%
Repairs and maintenance	3,102	1,996	1,106	55%
Utilities	8,937	8,197	740	9%
Management fee allocation	5,077	2,669	2,408	90%
Other	5,787	3,424	2,363	69%
Total property operating costs	$32,646	$22,031	$10,615	48%

The acquisition of Carpathia, which contributed to a full quarter in the current period compared to only 15 days in the prior period, contributed $8.8 million to the total increase in property operating costs for the three months ended June 30, 2016, of which $0.3 million related to direct payroll, $2.9 million related to rent expense, $0.8 million related to repairs and maintenance, $0.7 million related to utilities, $1.9 million related to management fee allocation and $2.2 million related to other property operating costs, which included $1.7 million related to communication services. Management fee allocation for Carpathia facilities is based on 10% of cash rental revenues for each facility and reflects an allocation of internal charges to cover back-office and service-related costs associated with the day-to-day operations of our data center facilities, with a corresponding offset to general and administrative expenses. The remaining $1.8 million increase in total property operating costs was primarily attributable to the revenue growth and expansion of our existing facilities, which included increased direct payroll allocation of $0.7 million, increased repair and maintenance expense of $0.3 million which tends to fluctuate from period to period and increase with the expansion and lease-up of our facilities, increased utilities expense of $0.1 million and an increase in other expenses of $0.2 million. In addition, management fee allocation increased $0.5 million (exclusive of the increase attributable to Carpathia as discussed above). Management fee allocation for QTS facilities is based on 4% of cash rental revenues for each facility. The $0.2 million increase in other expenses was primarily attributable to an increase in connectivity expenses, increased temporary and security personnel expenses, higher software license costs, increased operating expenses primarily related to reimbursable customer equipment purchases and common area maintenance costs, and higher training and development costs, offset by a reduction in bad debt expense and an increase in other income related to real estate tax refunds associated with prior years.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the three months ended June 30, 2016 were $2.0 million compared to $1.5 million for the three months ended June 30, 2015. The increase of $0.5 million, or 37%, was primarily attributable to property taxes at our leased facilities acquired in June 2015 as well as property taxes associated with our acquisition of the Piscataway facility.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2016 was $30.4 million compared to $18.1 million for the three months ended June 30, 2015. The increase of $12.3 million, or 68%, was primarily due to depreciation expense of $3.9 million and amortization expense of $2.6 million associated with the Carpathia acquisition. The remaining increase of $5.8 million was due to additional depreciation of $4.8 million, primarily due to additional depreciation of the Dallas-Fort Worth data center, as well as expansion of the Richmond and Atlanta-Metro data centers, and higher amortization expense of $1.0 million primarily related to a higher level of leasing commissions.

General and Administrative Expenses. General and administrative expenses were $21.6 million for the three months ended June 30, 2016 compared to general and administrative expenses of $14.6 million for the three months ended June 30, 2015, an increase of $7.0 million, or 48% The increase in general and administrative expenses was primarily related to the Carpathia acquisition. Inclusive of expenses associated with the acquisition of Carpathia, the increase in general and administrative expenses was primarily attributable to increased payroll expenses related to sales and marketing personnel of $0.4 million, higher equity-based compensation expense of $1.4 million, higher payroll costs, net of sales and marketing personnel, of $2.8 million, higher temporary personnel and consulting fees of $1.0 million, increased travel expenses of $0.5 million and other costs of $0.9 million. Other costs were primarily related to higher software license costs, increased rent expense, increased repairs and maintenance expense and increased recruiting fees, offset by reduced legal fees.

Transaction and Integration Costs. For the three months ended June 30, 2016, we incurred $3.8 million in transaction and integration costs compared to $4.7 million for the three months ended June 30, 2015. In the current period, $3.0 million in costs were attributable to integration expenses primarily related to systems integration, with the remaining $0.8 million related to transaction costs incurred in the acquisition of the Piscataway facility. In the prior period, $4.3 million in costs were attributable to expenses related to the examination of actual and potential acquisitions, with the remaining $0.4 million related to integration costs related to the Carpathia acquisition. Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

Interest Expense. Interest expense was $4.9 million and $4.8 million for the three months ended June 30, 2016 and 2015. The increase of $0.1 million, or 2%, was due primarily to an increase in the average debt balance of $114.8 million, primarily as a result of our ongoing developments, expansions and acquisitions, partially offset by issuance of additional common shares, a decrease in the weighted average interest rate on our borrowings and higher capitalized interest during the current period due to the growth in construction projects. The average debt balance, exclusive of debt issuance costs, for the three months ended June 30, 2016 was $752.3 million, with a weighted average interest rate, including the effect of amortization of deferred financing costs, of 4.27%. This compared to an average debt balance, exclusive of debt issuance costs, of $637.5 million for the three months ended June 30, 2015, with a weighted average interest rate, including the effect of amortization of deferred financing costs, of 4.53%. Interest capitalized in connection with our redevelopment activities during the three months ended June 30, 2016 and 2015 was $3.2 million and $2.4 million, respectively.

Tax Benefit of Taxable REIT Subsidiaries. The tax benefit of taxable REIT subsidiaries for the three months ended June 30, 2016 was $2.5 million compared to $3.1 million for the three months ended June 30, 2015. The current period tax benefit primarily related to recorded operating losses which included certain transaction and integration costs. The prior period tax benefit primarily related to the reversal of valuation allowances which were related to the deferred tax assets. These deferred tax assets were generally created by net operating losses of the taxable REIT subsidiary, and previously had valuation allowances applied to them in their entirety as there were continuing losses for that entity.  With the acquisition of Carpathia, deferred tax liabilities were created, which in turn caused the Company to release the previously recorded valuation allowances during the second quarter of 2015. To the extent that the Company’s taxable REIT subsidiaries continue to generate operating losses, a tax benefit will generally continue to be recognized due to the existing net deferred tax liability.

Net Income. A summary of the components of the increase in net income of $0.3 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 is as follows (unaudited and in millions):

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$19.4
Increase in general and administrative expense	(7.0)
Increase in depreciation and amortization	(12.3)
Decrease in transaction and integration costs	0.9
Increase in interest expense net of interest income	(0.1)
Increase in tax benefit	(0.7)
Decrease in other expense	0.1
Increase in net income	$0.3

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Changes in revenues and expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 are summarized below (unaudited and in thousands):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Revenues:
Rental	$140,096	$101,526	$38,570	38%
Recoveries from customers	11,603	11,246	357	3%
Cloud and managed services	35,905	14,015	21,890	156%
Other	5,851	2,716	3,135	115%
Total revenues	193,455	129,503	63,952	49%
Operating expenses:
Property operating costs	64,427	41,367	23,060	56%
Real estate taxes and insurance	3,760	2,959	801	27%
Depreciation and amortization	58,994	34,305	24,689	72%
General and administrative	41,894	28,453	13,441	47%
Transaction and integration costs	5,920	4,774	1,146	24%
Total operating expenses	174,995	111,858	63,137	56%
Operating income	18,460	17,645	815	5%

Other income and expense:
Interest income	2	1	1	100%
Interest expense	(10,855)	(10,141)	714	7%
Other expense, net	-	(83)	83	*
Income before taxes	7,607	7,422	185	2%
Tax benefit of taxable REIT subsidiaries	5,059	3,135	1,924	61%
Net income	$12,666	$10,557	$2,109	20%

*	not applicable for comparison

Revenues. Total revenues for the six months ended June 30, 2016 were $193.5 million compared to $129.5 million for the six months ended June 30, 2015. The increase of $64.0 million, or 49%, was primarily due to the current period including a full six months of Carpathia’s results compared to 15 days of results in the prior period, which contributed $38.8 million to the increase, as well as organic growth in our customer base and placing additional square footage into service in conjunction with the development and expansion of our Dallas-Fort Worth, Richmond and Atlanta-Metro data centers. In addition, the acquisition of the Piscataway facility on June 6, 2016, contributed $1.6 million in incremental revenue for the six months ended June 30, 2016.

The increase of $60.5 million, or 52%, in combined rental and cloud and managed services revenue was primarily due to the current period including a full six months of Carpathia’s results compared to 15 days of results in the prior period, which contributed $38.6 million to the increase, as well as newly leased space from ongoing expansions in our Atlanta-Metro, Dallas-Fort Worth and Richmond data centers, and increases in rents from previously leased space, net of downgrades at renewal and rental churn.

Higher recoveries from customers for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 were primarily due to reimbursements associated with the acquisition of the Piscataway facility which contributed $0.8 million to the increase, increased reimbursements at our Dallas-Fort Worth facility primarily related to an increase in usage from customers operating under the metered power model which contributed $0.4 million to the increase and $0.1 million increased recoveries related to various other facilities. These increases were partially offset by $0.5 million of reduced reimbursements at our Princeton facility due to lower operating costs we incurred from efficiencies gained as well as $0.4 million of reduced recoveries at our Atlanta-Metro facility generally related to a reduction in utility rates. The $3.1 million increase in other revenue for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to higher straight line rent resulting from leasing activity associated with the ongoing expansion of facilities discussed above.

Property Operating Costs. Property operating costs for the six months ended June 30, 2016 were $64.4 million compared to property operating costs of $41.4 million for the six months ended June 30, 2015, an increase of $23.1 million, or 56%. The breakdown of our property operating costs is summarized in the table below (unaudited and in thousands):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Property operating costs:
Direct payroll	$9,924	$7,524	$2,400	32%
Rent	9,576	3,051	6,525	214%
Repairs and maintenance	6,355	4,140	2,215	54%
Utilities	16,876	15,593	1,283	8%
Management fee allocation	10,117	5,107	5,010	98%
Other	11,579	5,952	5,627	95%
Total property operating costs	$64,427	$41,367	$23,060	56%

The acquisition of Carpathia contributed $19.2 million to the total increase in property operating costs for the six months ended June 30, 2016, of which $1.0 million related to direct payroll, $6.5 million related to rent expense, $1.8 million related to repairs and maintenance, $1.4 million related to utilities, $4.2 million related to management fee allocation and $4.3 million related to other property operating costs, which included $3.1 million related to communication services. Management fee allocation for Carpathia facilities is based on 10% of cash rental revenues for each facility and reflects an allocation of internal charges to cover back-office and service-related costs associated with the day-to-day operations of our data center facilities, with a corresponding offset to general and administrative expenses. The remaining $3.9 million increase in total property operating costs was primarily attributable to the revenue growth and expansion of our existing facilities, which included increased direct payroll allocation of $1.4 million, increased repair and maintenance expense of $0.4 million (which tends to fluctuate from period to period and increase with the expansion and lease-up of our facilities), and an increase in other expenses of $1.3 million, offset by $0.1 million of reduced utility expenses generally related to reduced utilities costs at our Atlanta-Metro and Atlanta-Suwanee data centers due to a reduction in utility rates as well as reduced utility costs at our Princeton facility related to efficiencies gained, offset by increased utilities expenses at our Richmond, Dallas-Fort Worth and newly acquired Piscataway facilities. The $1.3 million increase in other expenses was primarily attributable to an increase in software license costs, increased connectivity expenses, increased outside services costs primarily related to temporary and security personnel, increased operating expenses primarily related to reimbursable customer equipment purchases and common area maintenance costs and increased bad debt expense, offset by an increase in other income related to real estate tax refunds associated with prior years. In addition, management fee allocation increased $0.9 million (exclusive of the increase attributable to Carpathia as discussed above). Management fee allocation for QTS facilities is based on 4% of cash rental revenues for each facility.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the six months ended June 30, 2016 were $3.8 million compared to $3.0 million for the six months ended June 30, 2015. The increase of $0.8 million, or 27%, was primarily attributable to property taxes at our leased facilities acquired in 2015 which contributed $0.4 million to the increase, the acquisition of the Piscataway facility which contributed $0.2 million to the increase as well as a $0.1 million increase in property taxes at our Dallas-Fort Worth data center. The remaining $0.1 million increase was attributable to various other locations.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2016 was $59.0 million compared to $34.3 million for the six months ended June 30, 2015. The increase of $24.7 million, or 72%, was primarily due to depreciation expense of $8.6 million and amortization expense of $6.3 million associated with the Carpathia acquisition. The remaining increase of $9.8 million was due to additional depreciation of $7.9 million, primarily due to additional depreciation of the Dallas-Fort Worth data center, as well as expansion of the Richmond and Atlanta-Metro data centers, and higher amortization expense of $1.9 million primarily related to a higher level of leasing commissions.

General and Administrative Expenses. General and administrative expenses were $41.9 million for the six months ended June 30, 2016 compared to general and administrative expenses of $28.5 million for the six months ended June 30, 2015, an increase of $13.4 million, or 47%. The increase in general and administrative expenses was primarily related to the Carpathia acquisition and, to a lesser extent, the ongoing growth of the Company. Inclusive of expenses associated with the acquisition of Carpathia, the increase in general and administrative expenses was primarily attributable to increased advertising expenses of $0.3 million, increased payroll expenses related to sales and marketing personnel of $0.9 million, higher equity-based compensation expense of $2.1 million, higher payroll costs, net of sales and marketing personnel, of $7.0 million, higher temporary personnel and consulting fees of $1.2 million, increased travel expenses of $0.7 million, increased rent expense of $0.7 million and other costs of $1.3 million, offset by receipt of litigation settlement proceeds of $0.8 million. Other costs were primarily related to higher software license costs, increased repairs and maintenance expense, increased telephone and internet expense and higher dues and subscriptions.

Transaction and Integration Costs. For the six months ended June 30, 2016, we incurred $5.9 million in transaction and integration costs compared to $4.8 million for the six months ended June 30, 2015. In the current period, $5.1 million in costs were attributable to integration expenses primarily related to systems integration, with the remaining $0.8 million related to transaction costs incurred in the acquisition of the Piscataway facility. In the prior period, $4.4 million in costs were attributable to expenses related to the examination of actual and potential acquisitions, with the remaining $0.4 million related to integration costs related to the Carpathia acquisition. Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

Interest Expense. Interest expense for the six months ended June 30, 2016 was $10.9 million compared to $10.1 million for the six months ended June 30, 2015. The increase of $0.8 million, or 7%, was due primarily to an increase in the average debt balance of $211.5 million, primarily as a result of our ongoing developments, expansions and acquisitions, partially offset by issuance of additional common shares, a decrease in the weighted average interest rate on our borrowings and higher capitalized interest during the current period due to the growth in construction projects. The average debt balance, exclusive of debt issuance costs, for the six months ended June 30, 2016 was $841.3 million, with a weighted average interest rate, including the effect of amortization of deferred financing costs, of 3.99%. This compared to an average debt balance of $629.9 million for the six months ended June 30, 2015, with a weighted average interest rate, including the effect of amortization of deferred financing costs, of 4.62%. Interest capitalized in connection with our redevelopment activities during the six months ended June 30, 2016 and 2015 was $5.9 million and $4.4 million, respectively.

Tax Benefit of Taxable REIT Subsidiaries. Tax benefit of taxable REIT subsidiaries for the six months ended June 30, 2016 was $5.1 million compared to $3.1 million for the six months ended June 30, 2015. The current period tax benefit primarily related to recorded operating losses which included certain transaction and integration costs. The prior period tax benefit primarily related to the reversal of valuation allowances which were related to the deferred tax assets. These deferred tax assets were generally created by net operating losses of the taxable REIT subsidiary, and previously had valuation allowances applied to them in their entirety as there were continuing losses for that entity.  With the acquisition of Carpathia, deferred tax liabilities were created, which in turn caused the Company to release the previously recorded valuation allowances during the second quarter of 2015. To the extent that the Company’s taxable REIT subsidiaries continue to generate operating losses, a tax benefit will generally continue to be recognized due to the existing net deferred tax liability.

Net Income. A summary of the components of the increase in net income of $2.1 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 is as follows (unaudited and in millions):

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$40.1
Increase in general and administrative expense	(13.4)
Increase in depreciation and amortization	(24.7)
Increase in transaction and integration costs	(1.1)
Increase in interest expense net of interest income	(0.7)
Increase in tax benefit	1.9
Increase in net income	$2.1

Non-GAAP Financial Measures

We consider the following non-GAAP financial measures to be useful to investors as key supplemental measures of our performance: (1) FFO; (2) Operating FFO; (3) Adjusted Operating FFO; (4) MRR; (5) NOI; (6) EBITDA; and (7) Adjusted EBITDA. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss and cash flows from operating activities as a measure of our operating performance. FFO, Operating FFO, Adjusted Operating FFO, MRR, NOI, EBITDA and Adjusted EBITDA, as calculated by us, may not be comparable to FFO, Operating FFO, Adjusted Operating FFO, MRR, NOI, EBITDA and Adjusted EBITDA as reported by other companies that do not use the same definition or implementation guidelines or interpret the standards differently from us.

FFO, Operating FFO and Adjusted Operating FFO

We consider funds from operations (“FFO”) to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income (loss) and cash provided by operating activities as a measure of operating performance. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (loss) (computed in accordance with GAAP), adjusted to exclude gains (or losses) from sales of property, real estate-related depreciation and amortization and similar adjustments for unconsolidated partnerships and joint ventures. Our management uses FFO as a supplemental performance measure because, in excluding real estate-related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs.

Due to the volatility and nature of certain significant charges and gains recorded in our operating results that management believes are not reflective of our core operating performance, management computes an adjusted measure of FFO, which we refer to as Operating FFO. We generally calculate Operating FFO as FFO excluding certain non-routine charges and gains and losses that management believes are not indicative of the results of our operating real estate portfolio. We believe that Operating FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and, to the extent they calculate Operating FFO on a comparable basis, between REITs.

Adjusted Operating Funds From Operations (“Adjusted Operating FFO”) is a non-GAAP measure that is used as a supplemental operating measure and to provide additional information to users of the financial statements. We calculate Adjusted Operating FFO by adding or subtracting from Operating FFO items such as: maintenance capital investment, paid leasing commissions, amortization of deferred financing costs and bond discount, non-real estate depreciation, straight line rent adjustments, deferred taxes and non-cash compensation.

We offer these measures because we recognize that FFO, Operating FFO and Adjusted Operating FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO, Operating FFO and Adjusted Operating FFO exclude real estate depreciation and amortization and capture neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition, cash flows and results of operations, the utility of FFO, Operating FFO and Adjusted Operating FFO as measures of our operating performance is limited. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or do not calculate FFO in accordance with NAREIT guidance. In addition, our calculations of FFO, Operating FFO and Adjusted Operating FFO are not necessarily comparable to FFO, Operating FFO and Adjusted Operating FFO as calculated by other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us. FFO, Operating FFO and Adjusted Operating FFO are non-GAAP measures and should not be considered a measure of our results of operations or liquidity or as a substitute for, or an alternative to, net income (loss), cash provided by operating activities or any other performance measure determined in accordance with GAAP, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders.

A reconciliation of net income to FFO, Operating FFO and Adjusted Operating FFO is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
FFO
Net income	$5,807	$5,520	$12,666	$10,557
Real estate depreciation and amortization	26,409	16,325	51,278	30,627
FFO	32,216	21,845	63,944	41,184

Operating FFO
Write off of unamortized deferred finance costs	-	83	-	83
Integration costs	3,026	422	5,079	422
Transaction costs	807	4,247	841	4,352
Deferred tax benefit associated with transaction and integration costs	(1,183)	-	(1,931)	-
Non-cash reversal of deferred tax asset valuation allowance	-	(3,175)	-	(3,175)
Operating FFO	34,866	23,422	67,933	42,866

Maintenance Capex	(380)	(609)	(715)	(626)
Leasing commissions paid	(3,388)	(3,782)	(9,195)	(6,866)
Amortization of deferred financing costs and bond discount	877	854	1,754	1,703
Non real estate depreciation and amortization	3,946	1,682	7,716	3,623
Straight line rent, above/below market rent and other	(3,243)	(1,160)	(4,853)	(1,525)
Deferred tax benefit from operating results	(1,271)	-	(3,128)	-
Equity-based compensation expense	3,200	1,831	5,250	3,138
Adjusted Operating FFO	$34,607	$22,238	$64,762	$42,313

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

A reconciliation of total revenues to recognized MRR in the period and MRR at period end is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Recognized MRR
Total period revenues (GAAP basis)	$98,687	$68,117	$193,455	$129,503
Less: Total period recoveries	(6,168)	(5,582)	(11,603)	(11,246)
Total period deferred setup fees	(2,256)	(1,412)	(4,159)	(2,658)
Total period straight line rent and other	(5,757)	(3,170)	(10,025)	(5,182)
Recognized MRR (in the period)	84,506	57,953	167,668	110,417

MRR
Total period revenues (GAAP basis)	$98,687	$68,117	$193,455	$129,503
Less: Total revenues excluding last month	(64,520)	(41,871)	(159,288)	(103,257)
Total revenues for last month of period	34,167	26,246	34,167	26,246
Less: Last month recoveries	(2,805)	(2,185)	(2,805)	(2,185)
Last month deferred setup fees	(756)	(513)	(756)	(513)
Last month straight line rent and other	(1,734)	1,925	(1,734)	1,925
MRR (at period end) *	$28,872	$25,473	$28,872	$25,473

* Does not include our booked-not-billed MRR balance, which was $4.1 million and $5.7 million as of June 30, 2016 and 2015, respectively.

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

A reconciliation of net income to NOI is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Operating Income (NOI)
Net income	$5,807	$5,520	$12,666	$10,557
Interest expense	4,874	4,799	10,855	10,141
Interest income	(2)	(1)	(2)	(1)
Depreciation and amortization	30,355	18,062	58,994	34,305
Write off of unamortized deferred finance costs	-	83	-	83
Tax benefit of taxable REIT subsidiaries	(2,454)	(3,135)	(5,059)	(3,135)
Integration costs	3,026	422	5,079	422
Transaction costs	807	4,247	841	4,352
General and administrative expenses	21,608	14,615	41,894	28,453
NOI (1)	$64,021	$44,612	$125,268	$85,177
Breakdown of NOI by facility:
Atlanta-Metro data center	$20,885	$16,875	$40,857	$33,641
Atlanta-Suwanee data center	11,272	10,094	22,772	20,224
Santa Clara data center	3,653	3,574	7,417	6,951
Richmond data center	7,976	4,933	14,578	9,188
Sacramento data center	2,140	1,900	4,062	3,771
Princeton data center	2,356	2,310	4,712	4,659
Dallas-Fort Worth data center	3,914	1,462	6,538	2,211
Leased data centers acquired in 2015	10,035	2,250	21,450	2,250
Piscataway	670	-	670	-
Other data centers	1,120	1,214	2,212	2,282
NOI (1)	$64,021	$44,612	$125,268	$85,177

(1)	Includes facility level general and administrative expense allocation charges of 4% of cash revenue for all facilities, with the exception of the leased facilities acquired in 2015, which include general and administrative expense allocation charges of 10% of cash revenue. These allocated charges aggregated to $5.1 million and $2.7 million for the three month periods ended June 30, 2016 and 2015, respectively, and $10.1 million and $5.2 million for the six month periods ended June 30, 2016 and 2015, respectively.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
EBITDA and Adjusted EBITDA
Net income	$5,807	$5,520	$12,666	$10,557
Interest expense	4,874	4,799	10,855	10,141
Interest income	(2)	(1)	(2)	(1)
Tax benefit of taxable REIT subsidiaries	(2,454)	(3,135)	(5,059)	(3,135)
Depreciation and amortization	30,355	18,062	58,994	34,305
EBITDA	38,580	25,245	77,454	51,867

Write off of unamortized deferred finance costs	-	83	-	83
Equity-based compensation expense	3,200	1,831	5,250	3,138
Integration costs	3,026	422	5,079	422
Transaction costs	807	4,247	841	4,352
Adjusted EBITDA	$45,613	$31,828	$88,624	$59,862

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

In addition to the $149.3 million of capital expenditures, excluding acquisitions, incurred in the six months ended June 30, 2016, we expect that we will incur between $150 million and $200 million in additional capital expenditures through December 31, 2016 in connection with the redevelopment of our data center facilities. We expect to spend approximately $120 million to $160 million of capital expenditures with vendors on redevelopment, and the remainder on other capital expenditures and capitalized overhead costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. We expect to fund these costs using operating cash flows and draws on our credit facility. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of such expenditures may vary.

We expect to meet our short-term liquidity needs through operating cash flow, cash and cash equivalents and borrowings under our credit facility.

Our cash paid for capital expenditures, excluding acquisitions, for the six months ended June 30, 2016 and 2015 are summarized in the table below (in thousands):

	Six Months Ended June 30,
	2016	2015
Redevelopment	$119,954	$147,398
Personal property	6,208	4,258
Maintenance capital expenditures	715	626
Capitalized interest, commissions and other overhead costs	22,426	17,868
Total capital expenditures	$149,303	$170,150

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

Cash

As of June 30, 2016, we had $12.8 million of unrestricted cash and cash equivalents.

The following tables present quarterly cash dividends and distributions paid to QTS’ common stockholders and the Operating Partnership’s unit holders for the six months ended June 30, 2016 and 2015:

Six Months Ended June 30, 2016
Record Date	Payment Date	Per Common Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
March 18, 2016	April 5, 2016	$0.36	$17.4
December 17, 2015	January 6, 2016	0.32	15.4
			$32.8

Six Months Ended June 30, 2015
Record Date	Payment Date	Per Common Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
March 20, 2015	April 7, 2015	$0.32	$13.4
December 19, 2014	January 7, 2015	0.29	10.7
			$24.1

Additionally, on July 6, 2016 we paid our regular quarterly cash dividend of $0.36 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on June 17, 2016.

Indebtedness

As of June 30, 2016, we had approximately $839.4 million of indebtedness, including capital leases and lease financing obligations, and excluding discounts and debt issuance costs.

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

Under the amended unsecured credit facility, the capacity may be increased from the current capacity of $900 million to $1.1 billion subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments. As of June 30, 2016, the weighted average interest rate for amounts outstanding under our unsecured credit facility was 1.97%. We are also required to pay a commitment fee to the lenders assessed on the unused portion of the unsecured revolving credit facility. At our election, we can prepay amounts outstanding under the unsecured credit facility, in whole or in part, without penalty or premium.

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

The availability under the amended unsecured revolving credit facility is the lesser of (i) $600 million, (ii) 60% of unencumbered asset pool capitalized value, or (iii) the amount resulting in an unencumbered asset pool debt yield of 14%. In the case of clauses (ii), (iii) and (iv) of the preceding sentence, the amount available under the unsecured revolving credit facility is adjusted to take into account any other unsecured debt and certain capitalized leases. The availability of funds under our unsecured credit facility depends on compliance with our covenants. As of June 30, 2016, we had outstanding $496.0 million of indebtedness under the amended unsecured credit facility, consisting of $196.0 million of outstanding borrowings under our unsecured revolving credit facility and $300.0 million outstanding under the term loans, exclusive of net debt issuance costs of $2.7 million. In connection with the unsecured credit facility, as of June 30, 2016, we had an additional $2.0 million letter of credit outstanding. In addition, we entered into two additional letters of credit in June 2016 related to our Chicago facility and newly acquired Piscataway facility in the amounts of $0.5 million and $0.1 million, respectively.

5.875% Senior Notes due 2022. On July 23, 2014, the operating partnership and QTS Finance Corporation, a subsidiary of the operating partnership formed solely for the purpose of facilitating the offering of the Senior Notes described below (collectively, the “Issuers”), issued $300 million aggregate principal amount of 5.875% Senior Notes due 2022. The Senior Notes have an interest rate of 5.875% per annum and were issued at a price equal to 99.211% of their face value. The proceeds from the offering were used to repay amounts outstanding under the unsecured credit facility, including $75 million outstanding under the term loan. As of June 30, 2016, the discount recorded on the Senior Notes was $1.9 million and the outstanding net debt issuance costs associated with the Senior Notes were $6.6 million.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2016, including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (in thousands):

Obligations	2016	2017	2018	2019	2020	Thereafter	Total

Operating Leases	$6,546	$10,876	$9,886	$8,327	$8,062	$79,469	$123,166
Capital Leases and Lease Financing Obligations	6,237	12,388	8,804	2,461	2,190	11,360	43,440
Future Principal Payments of Indebtedness (1)	-	-	-	196,000	150,000	450,000	796,000
Total (2)	$12,783	$23,264	$18,690	$206,788	$160,252	$540,829	$962,606

(1)	Does not include the related debt issuance costs and discount on Senior Notes nor the related debt issuance costs on the term loans reflected at June 30, 2016. Also does not include letters of credit of $2.0 million, $0.5 million and $0.1 million outstanding as of June 30, 2016 under our unsecured credit facility.

(2)	Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facility, Senior Notes, capital leases, lease financing obligations and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of June 30, 2016 (in thousands):

2016	2017	2018	2019	2020	Thereafter	Total
$14,924	$29,610	$29,325	$28,840	$21,447	$29,720	$153,866

Cash Flows

	Six Months Ended
	June 30,
(in thousands)	2016	2015
Cash flow provided by (used for):
Operating activities	$68,502	$41,343
Investing activities	(272,284)	(459,015)
Financing activities	207,754	417,628

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Cash flow provided by operating activities was $68.5 million for the six months ended June 30, 2016, compared to $41.3 million for the six months ended June 30, 2015. There was an increase in cash operating income of $26.4 million from the prior period related to our expansion, leasing activity, acquisitions, and equity issuances as discussed below, as well as an increase in cash flow associated with net changes in working capital of $0.8 million primarily relating to changes in accounts payable, accrued expenses and rents and other receivables.

Cash flow used for investing activities decreased by $186.7 million to $272.3 million for the six months ended June 30, 2016, compared to $459.0 million for the six months ended June 30, 2015. The decrease was due primarily to a decrease in cash paid for acquisitions of $165.9 million. The cash paid for the acquisition of Carpathia in the prior period was $288.9 million compared to the acquisition of the Piscataway facility in the current period of $123.0 million. In addition, there was a decrease in cash paid for capital expenditures of $20.8 million, primarily related to redevelopment of our Dallas-Fort Worth, Atlanta-Metro, Chicago and Richmond data centers. These expenditures include capitalized soft costs such as interest, payroll and other costs to redevelop properties, which were, in the aggregate, $12.3 million and $10.3 million for the six months ended June 30, 2016 and 2015, respectively.

Cash flow provided by financing activities was $207.8 million for the six months ended June 30, 2016, compared to $417.6 million for the six months ended June 30, 2015. The decrease was primarily due to lower proceeds of $119.2 million under our unsecured credit facility, higher payments of cash dividends to common stockholders of $8.4 million which was due to the increase in shares outstanding primarily related to the March 2015, June 2015 and April 2016 equity issuances, and a decrease in net equity proceeds of $94.4 million. Partially offsetting these decreases in cash provided by financing activities was a decrease in mortgage principal debt repayments of $16.6 million due to the repayment of our Atlanta-Metro equipment loan in June 2015.

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

The Operating Partnership also includes certain partners that are subject to a taxable income allocation, however, not entitled to receive recurring distributions. The partnership agreement does stipulate however, to the extent that taxable income is allocated to these partners that the partnership will make a distribution to these partners equal to the lesser of the actual per unit distributions made to Class A partners or an estimated amount to cover federal, state and local taxes on the allocated taxable income. No distributions related to allocated taxable income were made to these partners for the six months ended June 30, 2016 and 2015.

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

As of June 30, 2016, we had outstanding $496.0 million of consolidated indebtedness that bore interest at variable rates.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. A 1% increase in interest rates would increase the interest expense on the $496.0 million of variable indebtedness outstanding as of June 30, 2016 by approximately $5.0 million annually. Conversely, a decrease in the LIBOR rate to 0% would decrease the interest expense on this $496.0 million of variable indebtedness outstanding by approximately $2.3 million annually based on the one month LIBOR rate of approximately 0.5% as of June 30, 2016.

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

ITEM 4. Controls and Procedures

QTS Realty Trust, Inc.

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended June 30, 2016, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QTS’ disclosure controls and procedures are effective to ensure that information required to be disclosed by QTS in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in QTS’ internal control over financial reporting during the period ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, QTS’ internal control over financial reporting.

QualityTech LP

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended June 30, 2016, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the period ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

QTS did not sell any securities during the six months ended June 30, 2016 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

QTS from time to time issues shares of Class A common stock pursuant to the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) upon exercise of stock options issued under the 2013 Equity Incentive Plan, and upon redemption of Class A units of limited partnership of the Operating Partnership (either through Class A units previously held or those received from conversion of Class O units or Class RS LTIP units from the QualityTech, LP 2010 Equity Incentive Plan). Pursuant to the partnership agreement of the Operating Partnership, each time QTS issues shares of common stock, the Operating Partnership issues to QTS, its general partner, an equal number of Class A units. The units issued to QTS are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to QTS and therefore, did not involve a public offering. During the six months ended June 30, 2016, the Operating Partnership issued approximately 104,000 Class A units to QTS in connection with Class A unit redemptions and stock option exercises and issuances pursuant to the 2013 Equity Incentive Plan, with a value of approximately $5.5 million based on the respective dates of the redemptions and option exercises, as applicable. In addition, during the six months ended June 30, 2016, the Operating Partnership issued approximately 6.3 million Class A units to QTS in connection with the underwritten public offering in April 2016 with a value of approximately $287.8 million.

Repurchases of Equity Securities

During the six months ended June 30, 2016, certain of our employees surrendered Class A common stock owned by them to satisfy their statutory minimum federal and state tax obligations in connection with the vesting of restricted common stock under the 2013 Equity Incentive Plan.

The following table summarizes all of these repurchases during the three months ended June 30, 2016:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2016 through January 31, 2016	-		N/A	N/A	N/A
February 1, 2016 through February 29, 2016	-		N/A	N/A	N/A
March 1, 2016 through March 31, 2016	21,335	(1)	$35.44	N/A	N/A
April 1, 2016 through April 30, 2016	-		N/A	N/A	N/A
May 1, 2016 through May 31, 2016	-		N/A	N/A	N/A
June 1, 2016 through June 30, 2016	45,106	(1)	$35.34	N/A	N/A
Total	66,441	(1)	$35.37

(1)	The number of shares purchased represents shares of Class A common stock surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock. With respect to these shares, the price paid per share is based on the closing price of our Class A common stock as of the date of the determination of the statutory minimum federal income tax.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit
Number	Exhibit Description

2.1	Stock Purchase Agreement, dated May 6, 2015, by and among Quality Technology Services Holding, LLC, Carpathia Holdings, LLC and Carpathia Acquisition, Inc. (Filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 12, 2015)

2.2	First Amendment to Stock Purchase Agreement, effective as of June 12, 2015, by and among Quality Technology Services Holding, LLC, Carpathia Holdings, LLC and Carpathia Acquisition, Inc. (Filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 19, 2015)

3.1	Articles of Amendment and Restatement of QTS Realty Trust, Inc. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

3.2	Amended and Restated Bylaws of QTS Realty Trust, Inc. (Filed as Exhibit 3.2 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

4.1	Form of Specimen Class A Common Stock Certificate (Filed as Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

4.2	Indenture, dated July 23, 2014, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., certain subsidiaries of QualityTech, LP and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2014)

4.3	Supplemental Indenture, dated as of December 22, 2014, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of July 23, 2014, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 23, 2015)

4.4	Supplemental Indenture, dated as of September 28, 2015, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of July 23, 2014, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 filed with the SEC on November 6, 2015)

4.5	Supplemental Indenture, dated as of June 23, 2016, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of July 23, 2014, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee

4.6	Form of 5.875% Senior Notes due 2022 (included in Exhibit 4.2 hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QualityTech, LP)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QualityTech, LP)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (QualityTech, LP)

101	The following materials from QTS Realty Trust, Inc.’s and QualityTech, LP’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of equity and partners’ capital, (iv) condensed consolidated statements of cash flow, and (v) the notes to the condensed consolidated financial statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: August 5, 2016	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: August 5, 2016	/s/ William H. Schafer
William H. Schafer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

QualityTech, LP

By: QTS Realty Trust, Inc.,
its general partner

DATE: August 5, 2016	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: August 5, 2016	/s/ William H. Schafer
William H. Schafer
Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

