Form 10-Q
period 2017-03-31
QTS Realty Trust, Inc.; QualityTech, LP
filed 2017-05-08
CIK 1577368, 1561164

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

QTS Realty Trust, Inc.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

QualityTech, LP

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

QTS Realty Trust, Inc. Yes ☐ No ☒	QualityTech, LP Yes ☐ No ☒

There were 47,909,306 shares of Class A common stock, $0.01 par value per share, and 133,000 shares of Class B common stock, $0.01 par value per share, of QTS Realty Trust, Inc. outstanding on May 4, 2017.

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

Substantially all of QTS’s assets are held by, and its operations are conducted through, the Operating Partnership.  QTS is the sole general partner of the Operating Partnership, and, as of March 31, 2017, its only material asset consisted of its ownership of approximately 87.6% of the Operating Partnership. Management operates QTS and the Operating Partnership as one business. The management of QTS consists of the same employees as the management of the Operating Partnership. QTS does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. QTS has not issued or guaranteed any indebtedness. Except for net proceeds from public equity issuances by QTS, which are contributed to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership, the Operating Partnership generates all remaining capital required by our business through its operations, the direct or indirect incurrence of indebtedness, and the issuance of partnership units. Therefore, as general partner with voting control of the Operating Partnership, QTS consolidates the Operating Partnership for financial reporting purposes.

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

In addition, in light of these combined disclosures, we believe it is important for investors to understand the few differences between QTS and the Operating Partnership in the context of how QTS and the Operating Partnership operate as a consolidated company. With respect to balance sheets, the presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated balance sheets of QTS and those of the Operating Partnership. On the Operating Partnership’s consolidated balance sheets, partners’ capital includes partnership units that are owned by QTS and other partners. On QTS’ consolidated balance sheets, stockholders’ equity includes common stock, additional paid-in capital, and accumulated dividends in excess of earnings. The remaining equity reflected on QTS’ consolidated balance sheet is the portion of net assets that are retained by partners other than QTS, referred to as noncontrolling interests. With respect to statements of operations, the primary difference in QTS’ Statements of Operations is that for net income, QTS retains its proportionate share of the net income based on its ownership of the Operating Partnership, with the remaining balance being retained by the Operating Partnership.

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

QTS Realty Trust, Inc.

QualityTech, LP

Form 10-Q

For the Quarterly Period Ended March 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands except share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Real Estate Assets
Land	$74,130	$74,130
Buildings, improvements and equipment	1,585,183	1,524,767
Less: Accumulated depreciation	(340,830)	(317,834)
	1,318,483	1,281,063
Construction in progress	361,021	365,960
Real Estate Assets, net	1,679,504	1,647,023
Cash and cash equivalents	18,257	9,580
Rents and other receivables, net	42,310	41,540
Acquired intangibles, net	124,507	129,754
Deferred costs, net	38,210	38,507
Prepaid expenses	10,172	6,918
Goodwill	173,843	173,843
Other assets, net	43,779	39,305
TOTAL ASSETS	$2,130,582	$2,086,470

LIABILITIES
Unsecured credit facility, net	$702,105	$634,939
Senior notes, net of discount and debt issuance costs	292,518	292,179
Capital lease, lease financing obligations and mortgage notes payable	37,365	38,708
Accounts payable and accrued liabilities	72,821	86,129
Dividends and distributions payable	21,382	19,634
Advance rents, security deposits and other liabilities	28,721	24,893
Deferred income taxes	13,604	15,185
Deferred income	23,784	21,993
TOTAL LIABILITIES	1,192,300	1,133,660

EQUITY
Common stock, $0.01 par value, 450,133,000 shares authorized, 48,058,024 and 47,831,250 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	481	478
Additional paid-in capital	933,399	931,783
Accumulated dividends in excess of earnings	(111,653)	(97,793)
Total stockholders’ equity	822,227	834,468
Noncontrolling interests	116,055	118,342
TOTAL EQUITY	938,282	952,810
TOTAL LIABILITIES AND EQUITY	$2,130,582	$2,086,470

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental	$79,117	$68,426
Recoveries from customers	8,361	5,435
Cloud and managed services	16,965	18,890
Other	1,521	2,017
Total revenues	105,964	94,768
Operating Expenses:
Property operating costs	35,421	31,781
Real estate taxes and insurance	3,147	1,740
Depreciation and amortization	33,948	28,639
General and administrative	22,197	20,286
Transaction and integration costs	336	2,087
Total operating expenses	95,049	84,533

Operating income	10,915	10,235

Other income and expenses:
Interest income	1	—
Interest expense	(6,869)	(5,981)
Income before taxes	4,047	4,254
Tax benefit of taxable REIT subsidiaries	1,521	2,605
Net income	5,568	6,859
Net income attributable to noncontrolling interests	(691)	(970)
Net income attributable to QTS Realty Trust, Inc.	$4,877	$5,889

Net income per share attributable to common shares:
Basic	$0.10	$0.14
Diluted	0.10	0.14

Weighted average common shares outstanding:
Basic	47,908,709	41,292,445
Diluted	55,620,260	48,973,851

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands)

				Accumulated	Total
	Common stock		Additional	dividends in	stockholders'	Noncontrolling
	Shares	Amount	paid-in capital	excess of earnings	equity	interests	Total
Balance January 1, 2017	47,831	$478	$931,783	$(97,793)	$834,468	$118,342	$952,810
Net share activity through equity award plan	227	3	(1,084)	—	(1,081)	(715)	(1,796)
Equity-based compensation expense	—	—	2,700	—	2,700	382	3,082
Dividends to shareholders	—	—	—	(18,737)	(18,737)	—	(18,737)
Distributions to noncontrolling interests	—	—	—	—	—	(2,645)	(2,645)
Net income	—	—	—	4,877	4,877	691	5,568
Balance March 31, 2017	48,058	$481	$933,399	$(111,653)	$822,227	$116,055	$938,282

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the three months ended March 31, 2017 and 2016

	2017	2016
		(as adjusted)
Cash flow from operating activities:
Net income	$5,568	$6,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,229	23,309
Amortization of deferred loan costs	872	813
Amortization of senior notes discount	68	64
Equity-based compensation expense	3,082	2,050
Bad debt expense	314	527
Deferred tax benefit	(1,581)	(2,605)
Changes in operating assets and liabilities
Rents and other receivables, net	(1,084)	(3,173)
Prepaid expenses	(3,253)	(4,056)
Other assets	(800)	(129)
Accounts payable and accrued liabilities	(11,815)	(12,089)
Advance rents, security deposits and other liabilities	4,144	1,510
Deferred income	1,791	(406)
Net cash provided by operating activities	30,535	12,674

Cash flow from investing activities:
Additions to property and equipment	(66,119)	(78,053)
Net cash used in investing activities	(66,119)	(78,053)

Cash flow from financing activities:
Credit facility proceeds	67,000	86,000
Debt proceeds	1,920	—
Payment of deferred financing costs	(4)	—
Payment of cash dividends	(17,222)	(13,193)
Distribution to noncontrolling interests	(2,442)	(2,186)
Proceeds from exercise of stock options	42	100
Payment of minimum tax withholdings related to equity based awards	(1,770)	(795)
Principal payments on capital lease obligations	(3,249)	(3,228)
Mortgage principal debt repayments	(14)	—
Equity issuance costs	—	(379)
Net cash provided by financing activities	44,261	66,319

Net increase in cash and cash equivalents	8,677	940
Cash and cash equivalents, beginning of period	9,580	8,804
Cash and cash equivalents, end of period	$18,257	$9,744

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW (continued)

(unaudited and in thousands)

For the three months ended March 31, 2017 and 2016

	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$9,368	$9,304
Noncash investing and financing activities:
Accrued capital additions	$39,673	$37,571
Accrued equity issuance costs	$—	$7

Acquisitions, net of cash acquired:
Acquired intangibles	$(3)	$14,700
Prepaid expenses	—	86
Construction in progress	3	—
Goodwill	—	(10,060)
Accounts payable and accrued liabilities	—	(5)
Deferred income	—	149
Deferred income taxes	—	(4,870)
Total acquisitions, net of cash acquired	$—	$—

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Real Estate Assets
Land	$74,130	$74,130
Buildings, improvements and equipment	1,585,183	1,524,767
Less: Accumulated depreciation	(340,830)	(317,834)
	1,318,483	1,281,063
Construction in progress	361,021	365,960
Real Estate Assets, net	1,679,504	1,647,023
Cash and cash equivalents	18,257	9,580
Rents and other receivables, net	42,310	41,540
Acquired intangibles, net	124,507	129,754
Deferred costs, net	38,210	38,507
Prepaid expenses	10,172	6,918
Goodwill	173,843	173,843
Other assets, net	43,779	39,305
TOTAL ASSETS	$2,130,582	$2,086,470

LIABILITIES
Unsecured credit facility, net	$702,105	$634,939
Senior notes, net of discount and debt issuance costs	292,518	292,179
Capital lease, lease financing obligations and mortgage notes payable	37,365	38,708
Accounts payable and accrued liabilities	72,821	86,129
Dividends and distributions payable	21,382	19,634
Advance rents, security deposits and other liabilities	28,721	24,893
Deferred income taxes	13,604	15,185
Deferred income	23,784	21,993
TOTAL LIABILITIES	1,192,300	1,133,660

PARTNERS' CAPITAL
Partners' capital	938,282	952,810
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,130,582	$2,086,470

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental	$79,117	$68,426
Recoveries from customers	8,361	5,435
Cloud and managed services	16,965	18,890
Other	1,521	2,017
Total revenues	105,964	94,768
Operating Expenses:
Property operating costs	35,421	31,781
Real estate taxes and insurance	3,147	1,740
Depreciation and amortization	33,948	28,639
General and administrative	22,197	20,286
Transaction and integration costs	336	2,087
Total operating expenses	95,049	84,533

Operating income	10,915	10,235

Other income and expenses:
Interest income	1	—
Interest expense	(6,869)	(5,981)
Income before taxes	4,047	4,254
Tax benefit of taxable REIT subsidiaries	1,521	2,605
Net income	$5,568	$6,859

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(unaudited and in thousands)

	Limited Partners' Capital		General Partner's Capital
	Units	Amount	Units	Amount	Total
Balance January 1, 2017	54,628	$952,810	1	$—	$952,810
Net share activity through equity award plan	227	(1,796)	—	—	(1,796)
Equity-based compensation expense	—	3,082	—	—	3,082
Dividends to QTS Realty Trust, Inc.	—	(18,737)	—	—	(18,737)
Partnership distributions	—	(2,645)	—	—	(2,645)
Net income	—	5,568	—	—	5,568
Balance March 31, 2017	54,855	$938,282	1	$—	$938,282

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the three months ended March 31, 2017 and 2016

	2017	2016
		(as adjusted)
Cash flow from operating activities:
Net income	$5,568	$6,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,229	23,309
Amortization of deferred loan costs	872	813
Amortization of senior notes discount	68	64
Equity-based compensation expense	3,082	2,050
Bad debt expense	314	527
Deferred tax benefit	(1,581)	(2,605)
Changes in operating assets and liabilities
Rents and other receivables, net	(1,084)	(3,173)
Prepaid expenses	(3,253)	(4,056)
Other assets	(800)	(129)
Accounts payable and accrued liabilities	(11,815)	(12,089)
Advance rents, security deposits and other liabilities	4,144	1,510
Deferred income	1,791	(406)
Net cash provided by operating activities	30,535	12,674

Cash flow from investing activities:
Additions to property and equipment	(66,119)	(78,053)
Net cash used in investing activities	(66,119)	(78,053)

Cash flow from financing activities:
Credit facility proceeds	67,000	86,000
Debt proceeds	1,920	—
Payment of deferred financing costs	(4)	—
Payment of cash dividends	(17,222)	(13,193)
Partnership distributions	(2,442)	(2,186)
Proceeds from exercise of stock options	42	100
Payment of minimum tax withholdings related to equity based awards	(1,770)	(795)
Principal payments on capital lease obligations	(3,249)	(3,228)
Mortgage principal debt repayments	(14)	—
Equity issuance costs	—	(379)
Net cash provided by financing activities	44,261	66,319

Net increase in cash and cash equivalents	8,677	940
Cash and cash equivalents, beginning of period	9,580	8,804
Cash and cash equivalents, end of period	$18,257	$9,744

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW (continued)

(unaudited and in thousands)

For the three months ended March 31, 2017 and 2016

	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$9,368	$9,304
Noncash investing and financing activities:
Accrued capital additions	$39,673	$37,571
Accrued equity issuance costs	$—	$7

Acquisitions, net of cash acquired:
Acquired intangibles	$(3)	$14,700
Prepaid expenses	—	86
Construction in progress	3	—
Goodwill	—	(10,060)
Accounts payable and accrued liabilities	—	(5)
Deferred income	—	149
Deferred income taxes	—	(4,870)
Total acquisitions, net of cash acquired	$—	$—

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

QUALITYTECH, LP

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

QTS has elected to be taxed as a real estate investment trust (“REIT”), for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2013. As a REIT, QTS generally is not required to pay federal corporate income taxes on its taxable income to the extent it is currently distributed to its stockholders.

The Operating Partnership is a Delaware limited partnership formed on August 5, 2009 and is QTS’ historical predecessor. As of March 31, 2017, QTS owned approximately 87.6% of the interests in the Operating Partnership. Substantially all of QTS’ assets are held by, and QTS’ operations are conducted through, the Operating Partnership. QTS’ interest in the Operating Partnership entitles QTS to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to QTS’ percentage ownership. As the sole general partner of the Operating Partnership, QTS generally has the exclusive power under the partnership agreement of the Operating Partnership to manage and conduct the Operating Partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners. QTS’ board of directors manages the Company’s business and affairs.

2. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes and management’s discussion and analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017. The consolidated balance sheet data included herein as of December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The accompanying financial statements are presented for both QTS Realty Trust, Inc. and QualityTech, LP. References to “QTS” mean QTS Realty Trust, Inc. and its controlled subsidiaries and references to the “Operating Partnership” mean QualityTech, LP and its controlled subsidiaries.

In 2016, the Company adopted ASU 2015-02, Amendments to the Consolidation Analysis. This standard amends certain guidance applicable to the consolidation of various legal entities, including variable interest entities (“VIE”). The Company evaluated the application of the ASU and concluded that no change was required to its accounting for its interest in the Operating Partnership. However, under the new guidance, the Operating Partnership now meets the definition and criteria of a VIE and the Company is the primary beneficiary of the VIE. As discussed below, QTS’ only material asset is its ownership interest in the Operating Partnership, and consequently, all of its assets and liabilities represent those assets and liabilities of the Operating Partnership. QTS’ debt is an obligation of the Operating Partnership where the creditors may have recourse, under certain circumstances, against the credit of QTS.

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

In addition, in light of these combined notes, the Company believes it is important for investors to understand the few differences between QTS and the Operating Partnership in the context of how QTS and the Operating Partnership operate as a consolidated company. With respect to balance sheets, the presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated balance sheets of QTS and those of the Operating Partnership. On the Operating Partnership’s consolidated balance sheets, partners’ capital includes partnership units that are owned by QTS and other partners. On QTS’ consolidated balance sheets, stockholders’ equity includes common stock, additional paid in capital, and accumulated dividends in excess of earnings. The remaining equity reflected on QTS’s consolidated balance sheet is the portion of net assets that are retained by partners other than QTS, referred to as noncontrolling interests. With respect to statements of operations, the primary difference in QTS' Statements of Operations is that for net income, QTS retains its proportionate share of the net income based on its ownership of the Operating Partnership, with the remaining balance being retained by the Operating Partnership. These combined notes refer to actions or holdings as being actions or holdings of “the Company.”  Although the Operating Partnership is generally the entity that enters into contracts, holds assets and issues debt, management believes that these general references to “the Company” in this context is appropriate because the business is one enterprise operated through the Operating Partnership.

As discussed above, QTS owns no operating assets and has no operations independent of the Operating Partnership and its subsidiaries. Also, the Operating Partnership owns no operating assets and has no operations independent of its subsidiaries. Obligations under the 5.875% Senior Notes due 2022 and the unsecured credit facility, both discussed in Note 6, are fully, unconditionally, and jointly and severally guaranteed by the Operating Partnership’s existing subsidiaries, other than 1) 2470 Satellite Boulevard, LLC, a subsidiary formed in December 2015 that acquired an office building in Duluth, Georgia and has de minimis assets and operations, and 2) QTS Finance Corporation, the co-issuer of the 5.875% Senior Notes due 2022.  As such, consolidating financial information for the guarantors is not being presented in the notes to the interim consolidated financial statements.  However, the indenture governing the 5.875% Senior Notes due 2022 restricts the ability of the Operating Partnership to make distributions to QTS, subject to certain exceptions, including distributions required in order for QTS to maintain its status as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”).

The interim consolidated financial statements of QTS Realty Trust, Inc. for the three months ended March 31, 2017 and 2016, and as of March 31, 2017 and December 31, 2016 present the accounts of QTS Realty Trust, Inc. and its majority owned subsidiaries. This includes the operating results of the Operating Partnership for all periods presented.

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

Reclassifications – The consolidated statement of cash flows at March 31, 2016 reflects a reclassification of $0.8 million of cash outflows from “Accounts Payable and Accrued Liabilities” to “Payment of Minimum Tax Withholdings related to Equity Based Awards” as well as a reclassification of $0.1 million of cash inflows from “Accounts Payable and Accrued Liabilities” to “Proceeds from Exercise of Stock Options” in accordance with the Company’s adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.

Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation for real estate assets is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. For the three months ended March 31, 2017, depreciation expense related to real estate assets and non-real estate assets was $21.4 million and $3.6 million, respectively, for a total of $25.0 million. For the three months ended March 31, 2016, depreciation expense related to real estate assets and non-real estate assets was $17.7 million and $3.0 million, respectively, for a total of $20.7 million. The Company capitalizes certain development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset is ready for its intended use. Capitalization of such costs, excluding interest, aggregated to $2.5 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively. Interest is capitalized during the period of development by first applying the Company’s actual borrowing rate on the related asset and second, to the extent necessary, by applying the Company’s weighted average effective borrowing rate to the actual development and other costs expended during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $3.1 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively.

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

Other acquired intangible assets, which includes platform, above or below market leases, and trade name intangibles, are amortized on a straight-line basis over their respective expected lives. Platform and trade name intangibles are amortized as amortization expense. Above or below market leases are amortized as a reduction to or increase in rental revenue as well as a reduction to rent expense over the remaining lease terms in the case of the Company as lessor. The expense associated with above and below market leases and trade name intangibles is accounted for as real estate expense, whereas the expense associated with the amortization of platform intangibles is accounted for as non-real estate expense.

See Note 3 for discussion of the preliminary purchase price allocation for the Piscataway, New Jersey facility (the “Piscataway facility”) that the Company acquired on June 6, 2016 as well as the preliminary purchase price allocation for the Fort Worth, Texas facility (the “Fort Worth facility”) that the Company acquired on December 16, 2016.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill – The Company reviews its long-lived assets and intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. No impairment losses were recorded for the three months ended March 31, 2017 and 2016, respectively.

Goodwill is subject to at least an annual assessment for impairment. As a result of the Carpathia Hosting, Inc. (“Carpathia”) acquisition, the Company recognized approximately $174 million in goodwill. In connection with the goodwill impairment evaluation that the Company performed on October 1, 2016, the Company determined qualitatively that there were no indicators of impairment, thus it did not perform a quantitative analysis.

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

Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Debt issuance costs related to revolving debt arrangements are deferred and presented as assets on the balance sheet; however, all other debt issuance costs are recorded as a direct offset to the associated liability. Amortization of debt issuance costs, including those costs presented as offsets to the associated liability in the consolidated balance sheet, was $0.9 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively. Deferred financing costs related to revolving debt arrangements, net of accumulated amortization are as follows:

	March 31,	December 31,
(dollars in thousands)	2017	2016
	(unaudited)

Deferred financing costs	$7,131	$7,128
Accumulated amortization	(579)	(145)
Deferred financing costs, net	$6,552	$6,983

Deferred leasing costs consist of external fees and internal costs incurred in the successful negotiations of leases and are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $4.2 million and $3.5 million for the three months ended March 31, 2017 and 2016, respectively. Deferred leasing costs, net of accumulated amortization are as follows:

	March 31,	December 31,
(dollars in thousands)	2017	2016
	(unaudited)

Deferred leasing costs	$53,227	$50,026
Accumulated amortization	(21,569)	(18,502)
Deferred leasing costs, net	$31,658	$31,524

Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. The Company records this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $23.8 million and $22.0 million as of March 31, 2017 and December 31, 2016, respectively. Additionally, $2.6 million and $1.9 million of deferred income was amortized into revenue for the three months ended March 31, 2017 and 2016, respectively.

Equity-based Compensation – All equity-based compensation is measured at fair value on the grant date or date of modification, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as a liability or as equity in the consolidated balance sheets. Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification. Equity-based compensation expense was $3.1 million and $2.1 million for the three months ended March 31, 2017 and 2016, respectively.

Rental Revenue – The Company, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $18.8 million and $17.3 million as of March 31, 2017 and December 31, 2016, respectively. Rental revenue also includes amortization of set-up fees which are amortized over the term of the respective lease as discussed above.

Cloud and Managed Services Revenue – The Company may provide both its cloud product and use of its managed services to its customers on an individual or combined basis. Service fee revenue is recognized as the revenue is earned, which generally coincides with the services being provided.

Allowance for Uncollectible Accounts Receivable – Rents receivable are recognized when due and are carried at cost, less an allowance for doubtful accounts. The Company records a provision for losses on rents receivable equal to the estimated uncollectible accounts, which is based on management’s historical experience and a review of the current status of the Company’s receivables. As necessary, the Company also establishes an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. The aggregate allowance for doubtful accounts was $4.5 million and $4.2 million as of March 31, 2017 and December 31, 2016, respectively.

Capital Leases and Lease Financing Obligations – The Company evaluates leased real estate to determine whether the lease should be classified as a capital or operating lease in accordance with U.S. GAAP.

The Company periodically enters into capital leases for certain equipment. In addition, through its acquisition of Carpathia Hosting, Inc. on June 16, 2015, the Company is now party to capital leases for property and equipment, as well as financing obligations related to a sale-leaseback transaction. The outstanding liabilities for the capital leases were $15.4 million and $18.1 million as of March 31, 2017 and December 31, 2016, respectively. The outstanding liabilities for the lease financing obligations were $20.0 million and $20.6 million as of March 31, 2017 and December 31, 2016, respectively.  The net book value of the assets associated with these leases was approximately $38.7 million and $41.5 million as of March 31, 2017 and December 31, 2016, respectively. Depreciation related to the associated assets is included in depreciation and amortization expense in the Statements of Operations.

See Note 6 for further discussion of capital leases and lease financing obligations.

Recoveries from Customers – Certain customer leases contain provisions under which the customers reimburse the Company for a portion of the property’s real estate taxes, insurance and other operating expenses, which include certain power and cooling-related charges. The reimbursements are included in revenue as recoveries from customers in the Statements of Operations in the period the applicable expenditures are incurred. Certain customer leases are structured to provide a fixed monthly billing amount that includes an estimate of various operating expenses, with all revenue from such leases included in rental revenues.

Segment Information – The Company manages its business as one operating segment and thus one reportable segment consisting of a portfolio of investments in data centers located primarily in the United States with others in Canada, Europe and Asia.

Customer Concentrations – As of March 31, 2017, one of the Company’s customers represented 13.2% of its total monthly rental revenue. No other customers exceeded 5% of total monthly rental revenue.

As of March 31, 2017, six of the Company’s customers exceeded 5% of total accounts receivable. In aggregate, these six customers accounted for approximately 85% of total accounts receivable. Three of these six customers individually exceeded 10% of total accounts receivable.

Income Taxes – The Company has elected for two of its existing subsidiaries, Quality Technology Services Holdings, LLC and QTS Finance Corporation, to be taxed as taxable REIT subsidiaries pursuant to the REIT rules of the U.S. Internal Revenue Code.

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

As of December 31, 2014, one of the Company’s taxable REIT subsidiaries’ deferred tax assets were primarily the result of U.S. net operating loss carryforwards. A valuation allowance was recorded against its gross deferred tax asset balance as of December 31, 2014. As a result of the acquisition of Carpathia, the Company determined that it is more likely than not that pre-existing deferred tax assets would be realized by the Company, and the valuation allowance was eliminated. The change in the valuation allowance resulting from the change in circumstances was included in income, and recognized as a deferred income tax benefit in the year ended December 31, 2015. A deferred tax benefit has been recognized in subsequent periods, including in the three months ended March 31, 2017, in connection with recorded operating losses. As of March 31, 2017, this taxable REIT subsidiary has a net deferred tax liability position primarily due to customer-based intangibles acquired as part of the Carpathia acquisition.

The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the taxable REIT subsidiary, tax law changes and future business acquisitions. The taxable REIT subsidiary’s effective tax rates were 39.7% and 37.4% for the three months ended March 31, 2017 and 2016, respectively.  The increase in the effective tax rate is primarily due to the elimination of the valuation allowance as a result of the Carpathia acquisition, recorded operating losses of the taxable REIT subsidiary in 2017, and permanent book and tax differences.

Fair Value Measurements – ASC Topic 820, Fair Value Measurement, emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy is established that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

There are no financial assets or liabilities measured at fair value on a recurring basis on the consolidated balance sheets as of March 31, 2017 and December 31, 2016. The Company’s purchase price allocations of Piscataway and Fort Worth are fair value estimates that utilized Level 3 inputs and are measured on a non-recurring basis.  See Note 3 for further detail.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the current revenue recognition requirements in ASC 606, Revenue Recognition. Under this new guidance, entities should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This ASU also requires enhanced disclosures. In April 2016, the FASB finalized amendments to the guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB finalized amendments to the guidance related to the assessment of collectibility, the definition of completed contracts at transition, and the measurement of the fair value of non-cash consideration at contract inception. The FASB also added new practical expedients for the presentation of sales taxes collected from customers and the accounting for contract modifications at transition. These amendments are not intended to change the core principles of the standard; however, they are intended to clarify important aspects of the guidance and improve its operability, as well as to address implementation issues. The amendments have the same effective date and transition requirements as the new revenue standard, which is effective for annual and interim periods beginning after December 15, 2017. Early adoption was permitted; however, entities were not permitted to adopt the standard earlier than December 15, 2016, the original effective date. Retrospective and modified retrospective application is allowed.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current lease guidance in ASC 840, Leases. The core principle of Topic 842 requires lessees to recognize the assets and liabilities that arise from nearly all leases in the statement of financial position. Accounting applied by lessors will remain largely consistent with previous guidance, with additional changes set to align lessor accounting with the revised lessee model and the FASB’s revenue recognition guidance in Topic 606. The amendments in this ASU are effective for fiscal years beginning after

December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The standard requires a modified retrospective transition approach.

The Company plans to adopt ASC Topic 842 and ASC Topic 606 effective January 1, 2018, and expects to elect the modified retrospective transition approach for ASC Topic 606. The new lease standard more narrowly defines initial direct costs as only costs that are incremental at the signing of a lease. As the Company does not currently capitalize material non-incremental costs, it expects the impact of this change to be immaterial to the financial statements. As lessee the Company does not anticipate the classification of its leases to change but it will recognize a new initial lease liability and right-of-use asset on the consolidated balance sheet for all operating leases. ASC 606 consolidates and simplifies the accounting for other arrangements such as those within the Company’s cloud and managed services portfolio, and the Company is continuing to evaluate the other impacts of ASC Topic 842 and ASC Topic 606 on its significant accounting policies and consolidated financial statements. The Company will disclose any changes to this analysis as identified.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC 718, Compensation – Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including simplified income tax accounting for stock-based compensation, enhanced tax withholding rules, accounting policy options with regard to forfeitures and clarified guidance on statement of cash flow presentation. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard in the three months ended March 31, 2017, and provisions of the standard did not have a material impact on the consolidated financial statements.

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

In January 2017, the FASB issued guidance codified in ASC Topic 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). The guidance will be applied prospectively and is effective for calendar year-end public companies in 2020, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company does not expect the provisions of the standard will have a material impact on its consolidated financial statements.

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

The following table summarizes the consideration for the Fort Worth facility and the preliminary allocation of the fair value of assets acquired and liabilities assumed at the acquisition date (in thousands). This allocation is subject to change pending the final valuation of these assets and liabilities:

	Fort Worth Allocation as of March 31, 2017	Original Allocation Reported as of December 31, 2016	Adjusted Fair Value
Land	$136	$136	$—
Buildings and improvements	610	610	—
Construction in progress	48,987	48,984	3
Acquired intangibles	237	240	(3)
Deferred costs	23	23	—
Other assets	7	7	—
Net Working Capital	86	86	—
Total identifiable assets acquired	$50,086	$50,086	$—

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

The following table summarizes the consideration for the Piscataway facility and the preliminary allocation of the fair value of assets acquired and liabilities assumed at the acquisition date (in thousands). This allocation is subject to change pending the final valuation of these assets and liabilities:

	Piscataway Allocation as of March 31, 2017	Original Allocation Reported as of June 30, 2016	Adjusted Fair Value
Land	$7,466	$7,440	$26
Buildings and improvements	80,366	78,370	1,996
Construction in progress	13,900	13,900	—
Acquired intangibles	19,581	21,668	(2,087)
Deferred costs	4,390	4,084	306
Other assets	106	106	—
Total identifiable assets acquired	125,809	125,568	241

Acquired below market lease	809	568	241
Net working capital	2,019	2,019	—
Total liabilities assumed	2,828	2,587	241

Net identifiable assets acquired	$122,981	$122,981	$—

No changes were recorded to the preliminary allocation of the fair value of assets acquired and liabilities assumed during the three months ended March 31, 2017.

4. Acquired Intangible Assets and Liabilities

Summarized below are the carrying values for the major classes of intangible assets and liabilities:

		March 31, 2017			December 31, 2016
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	1 to 12 years	$95,705	$(14,423)	$81,282	$95,705	$(12,358)	$83,347
In-Place Leases	0.5 to 17 years	45,813	(10,971)	34,842	45,813	(9,219)	36,594
Platform Intangible	3 years	9,600	(5,733)	3,867	9,600	(4,933)	4,667
Acquired Favorable Leases	0.5 to 8 years	4,649	(1,382)	3,267	4,652	(1,013)	3,639
Tradenames	3 years	3,100	(1,851)	1,249	3,100	(1,593)	1,507
Total Intangible Assets		$158,867	$(34,360)	$124,507	$158,870	$(29,116)	$129,754

Acquired Unfavorable Leases
Acquired below market leases - as Lessor	3 to 4 years	809	(197)	612	809	(138)	671
Acquired above market leases - as Lessee	11 to 12 years	2,453	(388)	2,065	2,453	(334)	2,119
Total Intangible Liabilities (1)		$3,262	$(585)	$2,677	$3,262	$(472)	$2,790

(1)	Intangible liabilities are included within the ‘Advance rents, security deposits and other liabilities’ line item of the consolidated balance sheets.

Above or below market leases are amortized as a reduction to or increase in rental revenue as well as a reduction to rent expense in the case of the Company as lessee over the remaining lease terms. The net effect of amortization of acquired above‑market and below‑market leases resulted in a decrease to rental revenue of $0.3 million and a decrease to rent expense of $0.1 million for the three months ended March 31, 2017 and 2016, respectively. The estimated amortization of acquired favorable and unfavorable leases for each of the five succeeding fiscal years ending December 31 is as follows (in thousands):

	Rental Revenue Decreases	Rental Expense Decreases
2017 (April - December)	$768	$163
2018	682	216
2019	479	216
2020	647	216
2021	46	216
Thereafter	33	1,038
Total	$2,655	$2,065

Amortization of all other identified intangible assets was $4.7 million and $4.5 million for the three months ended March 31, 2017 and 2016, respectively. The estimated amortization of all other identified intangible assets for each of the five succeeding fiscal years ending December 31 is as follows (in thousands):

2017 (April - December)	$14,110
2018	15,383
2019	12,773
2020	12,187
2021	10,946
Thereafter	55,841
Total	$121,240

5. Real Estate Assets and Construction in Progress

The following is a summary of properties owned or leased by the Company as of March 31, 2017 and December 31, 2016 (in thousands):

As of March 31, 2017 (unaudited):

Property Location	Land	Buildings, Improvements and Equipment	Construction in Progress	Total Cost

Atlanta, Georgia (Atlanta-Metro)	$15,397	$435,409	$35,317	$486,123
Richmond, Virginia	2,180	237,765	72,447	312,392
Irving, Texas	8,606	217,178	70,435	296,219
Suwanee, Georgia (Atlanta-Suwanee)	3,521	172,416	2,169	178,106
Chicago, Illinois	9,400	79,910	87,245	176,555
Leased Facilities *	1,130	121,333	7,928	130,391
Piscataway, New Jersey	7,466	82,424	25,381	115,271
Santa Clara, California **	—	99,582	6,988	106,570
Sacramento, California	1,481	62,147	1,430	65,058
Princeton, New Jersey	20,700	32,765	526	53,991
Fort Worth, Texas	136	713	50,840	51,689
Other ***	4,113	43,541	315	47,969
	$74,130	$1,585,183	$361,021	$2,020,334

*         Includes 13 facilities.  All facilities are leased, including those subject to capital leases. During the quarter ended March 31, 2017, the Company moved its Jersey City, NJ facility to the “Leased facilities” line item.

**       Owned facility subject to long-term ground sublease.

***     Consists of Miami, FL; Lenexa, KS; Overland Park, KS; and Duluth, GA facilities.

As of December 31, 2016:

Property Location	Land	Buildings, Improvements and Equipment	Construction in Progress	Total Cost

Atlanta, Georgia (Atlanta-Metro)	$15,397	$434,965	$32,422	$482,784
Richmond, Virginia	2,180	237,347	70,580	310,107
Irving, Texas	8,606	204,713	69,653	282,972
Suwanee, Georgia (Atlanta-Suwanee)	3,521	171,376	2,013	176,910
Chicago, Illinois	9,400	45,848	100,623	155,871
Leased Facilities *	1,130	116,290	10,003	127,423
Piscataway, New Jersey	7,466	82,210	17,261	106,937
Santa Clara, California **	—	98,708	7,078	105,786
Sacramento, California	1,481	62,102	390	63,973
Princeton, New Jersey	20,700	32,788	538	54,026
Fort Worth, Texas	136	610	49,116	49,862
Other ***	4,113	37,810	6,283	48,206
	$74,130	$1,524,767	$365,960	$1,964,857

*         Includes 13 facilities.  All facilities are leased, including those subject to capital leases. During the quarter ended March 31, 2017, the Company moved its Jersey City, NJ facility to the “Leased facilities” line item, therefore has conformed December 31, 2016 information to comparable categories.

**       Owned facility subject to long-term ground sublease.

***     Consists of Miami, FL; Lenexa, KS; Overland Park, KS; and Duluth, GA facilities.

6. Debt

Below is a listing of the Company’s outstanding debt, including capital leases and lease financing obligations, as of March 31, 2017 and December 31, 2016 (in thousands):

	Weighted Average
	Coupon Interest Rate at		March 31,	December 31,
	March 31, 2017	Maturities	2017	2016
			(unaudited)
Unsecured Credit Facility
Revolving Credit Facility	2.37%	December 17, 2020	$206,000	$139,000
Term Loan I	2.28%	December 17, 2021	300,000	300,000
Term Loan II	2.28%	April 27, 2022	200,000	200,000
Senior Notes	5.88%	August 1, 2022	300,000	300,000
Lenexa Mortgage	4.10%	May 1, 2022	1,906	—
Capital Lease and Lease Financing Obligations	3.62%	2017 - 2025	35,459	38,708
	3.38%		1,043,365	977,708
Less discount and net debt issuance costs			(11,377)	(11,882)
Total outstanding debt, net			$1,031,988	$965,826

Credit Facility, Senior Notes and Mortgage Notes Payable

(a) Unsecured Credit Facility – In December 2016, the Company amended and restated its unsecured credit facility, increasing the total capacity by $300 million to a total capacity of $1.2 billion and extending the term. The amended unsecured credit facility includes a $300 million term loan which matures on December 17, 2021, another $200 million term loan which matures on April 27, 2022, and a $700 million revolving credit facility which matures on December 17, 2020, with a one year extension option. Amounts outstanding under the amended unsecured credit facility bear interest at a variable rate equal to, at the Company’s election, LIBOR or a base rate, plus a spread that will vary depending upon the Company’s leverage ratio. For revolving credit loans, the spread ranges from 1.55% to 2.15% for LIBOR loans and 0.55% to 1.15% for base rate loans. For term loans, the spread ranges from 1.50% to 2.10% for LIBOR loans and 0.50% to 1.10% for base rate loans. The amended unsecured credit facility also includes a $300 million accordion feature.

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

The unsecured credit facility requires monthly interest payments and requires the Company to comply with various customary affirmative and negative covenants and quarterly financial covenant requirements relating to the debt service coverage ratio, fixed charge ratio, leverage ratio and tangible net worth, and various other operational requirements.

As of March 31, 2017, the Company had outstanding $706.0 million of indebtedness under the amended unsecured credit facility, consisting of $206.0 million of outstanding borrowings under the unsecured revolving credit facility and $500.0 million outstanding under the term loans, exclusive of net debt issuance costs of $3.9 million. In connection with the unsecured credit facility, as of March 31, 2017, the Company had additional letters of credit outstanding aggregating to $2.1 million. As of March 31, 2017, the weighted average interest rate for amounts outstanding under the unsecured credit facility was 2.31%.

(b) Senior Notes – On July 23, 2014, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the notes described below (collectively, the “Issuers”), issued $300 million aggregate principal amount of 5.875% Senior Notes due 2022 (the

“Senior Notes”). The Senior Notes have an interest rate of 5.875% per annum, were issued at a price equal to 99.211% of their face value and mature on August 1, 2022. The proceeds from the offering were used to repay amounts outstanding under the unsecured credit facility, including $75 million outstanding under the term loan.  As of March 31, 2017, the discount recorded on the Senior Notes was $1.7 million and the outstanding net debt issuance costs associated with the Senior Notes were $5.8 million.

The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries, receivables entities and 2470 Satellite Boulevard, LLC, which is a Delaware limited liability company formed in December 2015 that acquired an office building in Duluth, Georgia and has de minimis assets and operations) and future subsidiaries that guarantee any indebtedness of QTS Realty Trust, Inc., the Issuers or any other subsidiary guarantor. QTS Realty Trust, Inc. does not guarantee the Senior Notes and will not be required to guarantee the Senior Notes except under certain circumstances. The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and on April 23, 2015, all of the outstanding originally issued Senior Notes were tendered in an exchange offer for 5.875% Senior Notes due 2022 registered under the Securities Act of 1933, as amended (the “Exchange Notes”). The Exchange Notes did not provide the Company with any additional proceeds and satisfied its obligations under a registration rights agreement entered into in connection with the issuance of the Senior Notes.

(c) Lenexa Mortgage – On March 8, 2017, the Company entered into a $1.9 million mortgage loan secured by its Lenexa facility. This mortgage has a fixed rate of 4.1%, with periodic principal payments due monthly and a balloon payment of $1.6 million in May 2022.

The annual remaining principal payment requirements as of March 31, 2017 per the contractual maturities and excluding extension options, capital leases and lease financing obligations, are as follows (unaudited and in thousands):

2017	$48
2018	65
2019	68
2020	206,071
2021	300,074
Thereafter	501,580
Total	$1,007,906

As of March 31, 2017, the Company was in compliance with all of its covenants.

Capital Leases

The Company has historically entered into capital leases for certain equipment.  In addition, through its acquisition of Carpathia on June 16, 2015, the Company acquired capital leases of both equipment and certain properties. Total outstanding liabilities for capital leases were $15.4 million as of March 31, 2017, of which $9.9 million were assumed through the Carpathia acquisition, all of which was related to the lease of real property. Carpathia had entered into capital lease arrangements for datacenter space under two lease agreements expiring in 2018 and 2019 at its Harrisonburg, Virginia and Ashburn, Virginia locations. Total recurring monthly payments range from approximately $0.2 million to $0.5 million during the terms of the leases, in addition to payments made for utilities. Depreciation related to the associated assets for the capital leases is included in depreciation and amortization expense in the Statements of Operations.

Lease Financing Obligations

Through the acquisition of Carpathia, the Company acquired lease financing obligations totaling $20.0 million as of March 31, 2017, of which $18.6 million related to a sale-leaseback transaction where Carpathia has continuing involvement. On December 23, 2011, Carpathia sold the shell of a building and the associated land to an unrelated third party. Carpathia leases the property back and is a party to an agreement with the same third party that constructed a new building on the adjoining property for use as a data center. Carpathia is primarily responsible for financing the improvements and outfitting the building with the necessary equipment. The third party leases back the new building in stages to Carpathia as the various stages are completed. In accordance with ASC 840-40, Leases, Carpathia has continuing involvement with the related leased assets; therefore, the Company will continue to account for the existing building shell and the associated land as fixed assets and will capitalize the construction costs of the new building. The financing obligation related to the building and equipment was $17.1 million as of March 31, 2017. In addition, due to Carpathia’s continuing involvement, it was required to defer a gain on the sale of the assets. The deferred gain was $1.5 million as of March 31, 2017, and is also included in lease financing obligations.

The financing obligation is reduced as rental payments are made on the existing building, which payments started in January 2012.  Rental payments, which include amounts attributable to both principal and interest, increased to approximately $0.2 million per month in March 2013, which is when the newly constructed building was inhabited by Carpathia.  Depreciation expense on the related asset is included in depreciation and amortization expense in the Statements of Operations.

The Company, through its acquisition of Carpathia, also has a lease financing agreement in connection with a $4.8 million tenant improvement allowance on one of its data center lease agreements. The financing requires monthly payments of principal and interest of less than $0.1 million through February 2019. The outstanding balance on the financing agreement was $1.4 million as of March 31, 2017. Depreciation expense on the related leasehold improvements is included in depreciation and amortization expense in the Statements of Operations.

The following table summarizes the Company’s combined future payment obligations, excluding interest, as of March 31, 2017, on the capital leases and lease financing obligations above (unaudited and in thousands):

2017	$9,695
2018	9,370
2019	2,844
2020	2,190
2021	2,388
Thereafter	8,972
Total	$35,459

7. Commitments and Contingencies

The Company is subject to various routine legal proceedings and other matters in the ordinary course of business. One of the Company’s subsidiaries, Carpathia Hosting, LLC (“Carpathia”), was named as a defendant in a lawsuit filed in state court in New York. Carpathia’s customer, Portal Healthcare Solutions (“Portal Ascend”) allegedly had a security breach between November 2012 and March 2013. Portal Ascend has agreed to indemnify Carpathia in this litigation and has provided legal counsel to defend Carpathia. The court denied plaintiffs motion to certify the case as a class action. The litigation is in the early stages, thus this litigation is neither probable nor reasonably estimable.

8. Partners’ Capital, Equity and Incentive Compensation Plans

QualityTech, LP

QTS has the full power and authority to do all the things necessary to conduct the business of the Operating Partnership.

As of March 31, 2017, the Operating Partnership had two classes of limited partnership units outstanding: Class A units of limited partnership interest (“Class A units”) and Class O LTIP units of limited partnership units (“Class O units”). The Class A units are now redeemable at any time for cash or shares of Class A common stock of QTS. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). Class O units may be subject to vesting and are pari passu with Class A units. Each Class O unit is convertible into Class

A units by the Operating Partnership at any time or by the holder at any time following full vesting (if such unit is subject to vesting) based on formulas contained in the partnership agreement.

QTS Realty Trust, Inc.

In connection with its initial public offering (“IPO”), QTS issued Class A common stock and Class B common stock. Class B common stock entitles the holder to 50 votes per share and was issued to enable the Company’s Chief Executive Officer to exchange 2% of his Operating Partnership units so he may have a vote proportionate to his economic interest in the Company. Also in connection with its IPO, QTS adopted the QTS Realty Trust, Inc. 2013 Equity Incentive plan (the “2013 Equity Incentive Plan”), which authorized 1.75 million shares of Class A common stock to be issued under the plan, including options to purchase Class A common stock, restricted Class A common stock, Class O units, and Class RS LTIP units of limited partnership interest. In May 2015, the total number of shares available for issuance under the 2013 Equity Incentive Plan was increased to 4,750,000.

The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the three months ended March 31, 2017 (unaudited):

	2010 Equity Incentive Plan			2013 Equity Incentive Plan
	Number of Class O units	Weighted average exercise price	Weighted average fair value	Options	Weighted average exercise price	Weighted average fair value	Restricted Stock		Weighted average grant date value
Outstanding at December 31, 2016	1,134,811	$24.06	$3.62	1,058,297	$31.72	$6.51	414,691		$40.67
Granted	—	—	—	468,875	50.66	10.32	227,127		50.66
Exercised/Vested (1)	(26,650)	20.00	3.92	(1,250)	25.51	4.93	(85,624)	(1)	43.36
Cancelled/Expired (2)	—	—	—	(1,500)	37.69	8.77	(34,887)		42.44
Outstanding at March 31, 2017	1,108,161	$24.16	$3.61	1,524,422	$37.54	$7.68	521,307		$44.46

(1)

This represents Class O units which were converted to Class A units and Options to purchase Class A common stock which were exercised for their respective columns. This also represents the Class A common stock that has been released from restriction and which was not surrendered by the holder to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock.

(2)	Includes restricted Class A common stock surrendered by certain employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock.

The assumptions and fair values for Class O units, restricted stock and options to purchase shares of Class A common stock granted for the three months ended March 31, 2017 are included in the following table on a per unit basis (unaudited). Class O units and options to purchase shares of Class A common stock were valued using the Black-Scholes model.

Three Months Ended March 31, 2017
Fair value of restricted stock granted	$ 50.66
Fair value of options granted	$10.11-$10.36
Expected term (years)	5.5-5.9
Expected volatility	28%
Expected dividend yield	3.08%
Expected risk-free interest rates	2.12-2.18%

The following table summarizes information about awards outstanding as of March 31, 2017 (unaudited).

	Operating Partnership Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Class O Units	$20.00-25.00	1,108,161	—
Total Operating Partnership awards outstanding		1,108,161

	QTS Realty Trust, Inc. Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Restricted stock	$—	521,307	2.3
Options to purchase Class A common stock	$21.00-50.66	1,524,422	1.2
Total QTS Realty Trust, Inc. awards outstanding		2,045,729

All nonvested LTIP unit awards are valued as of the grant date and generally vest ratably over a defined service period. As of March 31, 2017 there were approximately 0.1 million, 0.5 million and 0.7 million nonvested Class O units, restricted Class A common stock and options to purchase Class A common stock outstanding, respectively. As of March 31, 2017 the Company had $29.1 million of unrecognized equity-based compensation expense which will be recognized over a remaining weighted-average vesting period of 1.5 years. The total intrinsic value of the awards outstanding as of March 31, 2017 was $68.6 million.

Dividends and Distributions

The following tables present quarterly cash dividends and distributions paid to QTS’ common stockholders and the Operating Partnership’s unit holders for the three months ended March 31, 2017 and 2016 (unaudited):

Three Months Ended March 31, 2017
Record Date	Payment Date	Per Common Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
December 16, 2016	January 5, 2017	$0.36	$19.7
			$19.7

Three Months Ended March 31, 2016
Record Date	Payment Date	Per Common Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
December 17, 2015	January 6, 2016	$0.32	$15.4
			$15.4

Additionally, on April 5, 2017, the Company paid its regular quarterly cash dividend of $0.39 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on March 16, 2017.

Equity Issuances

In March 2017, the Company established an “at-the-market” equity offering program (the “ATM Program”) pursuant to which the Company may issue, from time to time, up to $300 million of its Class A common stock. No shares of common stock were issued under the ATM Program during the three months ended March 31, 2017.

QTS Realty Trust, Inc. Employee Stock Purchase Plan

In June 2015, the Company established the QTS Realty Trust, Inc. Employee Stock Purchase Plan (the “2015 Plan”) to give eligible employees the opportunity to purchase, through payroll deductions, shares of the Company’s Class A common stock in the open market by an independent broker, with the Company paying the brokerage commissions and fees associated with such share purchases. The 2015 Plan became effective July 1, 2015. The Company reserved 250,000 shares of its Class A common stock for purchase under the 2015 Plan, which were registered pursuant to a registration statement on Form S-8 filed on June 17, 2015.

On May 4, 2017, the stockholders of the Company approved an amendment and restatement of the Plan (the “2017 Plan”). The 2017 Plan will be effective July 1, 2017 and will be administered by the Compensation Committee of the board of directors (or by a committee of one or more persons appointed by it or the board of directors). The 2017 Plan permits participants to purchase the Company’s Class A common stock at a discount of up to 10% (as determined by the Compensation Committee). Employees of the Company and its majority-owned subsidiaries who have been employed for at least thirty days and who perform at least thirty hours of service per week for the Company are eligible to participate in the 2017 Plan, excluding any employee who, after exercising his or her rights to purchase shares under the 2017 Plan, would own shares representing five percent or more of the total combined voting power or value of all classes of shares of the Company, or who is a Section 16 officer. Under the 2017 Plan, there will be four purchase periods per year, and participants may deduct a minimum of $20 per paycheck and a maximum of $1,000 per paycheck towards the purchase of shares. Shares purchased under the 2017 Plan will be subject to a one-year holding period following the purchase date, during which they may not be sold or transferred.

9. Related Party Transactions

The Company periodically executes transactions with entities affiliated with its Chairman and Chief Executive Officer. Such transactions include automobile, furniture and equipment purchases as well as building operating lease payments and receipts, and reimbursement for the use of a private aircraft service by the Company’s officers and directors.

The transactions which occurred during the three months ended March 31, 2017 and 2016 are outlined below (unaudited and in thousands):

	Three Months Ended
	March 31,
	2017	2016

Tax, utility, insurance and other reimbursement	$143	$180
Rent expense	254	253
Capital assets acquired	233	80
Total	$630	$513

10. Noncontrolling Interest

Concurrently with the completion of the IPO, QTS consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership as of the date of the IPO.

Commencing at any time beginning November 1, 2014, at the election of the holders of the noncontrolling interest, the Class A units are redeemable for cash or, at the election of the Company, common stock of the Company on a one-for-one basis. As a result of these redemptions of Class A units into common stock and the issuance of additional common stock, the noncontrolling ownership interest of QualityTech, LP, was 12.4% as of March 31, 2017.

 11. Earnings per share of QTS Realty Trust, Inc.

Basic income per share is calculated by dividing the net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted income per share adjusts basic income per share for the effects of potentially dilutive common shares.

The computation of basic and diluted net income per share is as follows (in thousands, except per share data, and unaudited):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net income available to common stockholders - basic	$4,877	$5,889
Effect of net income attributable to noncontrolling interests	691	970
Net income available to common stockholders - diluted	$5,568	$6,859
Denominator:
Weighted average shares outstanding - basic	47,909	41,292
Effect of Class A and Class RS partnership units *	6,783	6,801
Effect of Class O units and options to purchase Class A common stock on an "as if" converted basis *	928	881
Weighted average shares outstanding - diluted	55,620	48,974

Net income per share attributable to common stockholders - basic	$0.10	$0.14
Net income per share attributable to common stockholders - diluted	$0.10	$0.14

*	The Class A units, Class RS units and Class O units represent limited partnership interests in the Operating Partnership, and are described in more detail in Note 8.

The computation of diluted net income per share for the three months ended March 31, 2017 does not include 468,875 options with an exercise price of $50.66 as their inclusion would have been antidilutive for that period. The computation of diluted net income per share for the three months ended March 31, 2016 does not include 229,693 options with an exercise price of $45.78 as their inclusion would have been antidilutive for that period.

12. Customer Leases, as Lessor

Future minimum lease payments to be received under non-cancelable operating customer leases (inclusive of payments for contracts which have not yet commenced, and exclusive of recoveries of operating costs from customers) are as follows for the years ending December 31 (unaudited and in thousands):

2017 (April - December)	$250,976
2018	255,011
2019	166,749
2020	113,991
2021	92,528
Thereafter	121,202
Total	$1,000,457

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

Short-term instruments: The carrying amounts of cash and cash equivalents approximate fair value.

Credit facility and Senior Notes: The Company’s unsecured credit facility did not have interest rates which were materially different than current market conditions and therefore, the fair value approximated the carrying value.  The fair value of the Company’s Senior Notes was estimated using Level 2 “significant other observable inputs,” primarily based on quoted market prices for the same or similar issuances. As of March 31, 2017, the fair value of the Senior Notes was approximately $306.1 million.

Other debt instruments: The fair value of the Company’s other debt instruments (including capital leases, lease financing obligations and mortgage notes payable) were estimated in the same manner as the unsecured credit facility above. Similarly, each of these instruments did not have interest rates which were materially different than current market conditions and therefore, the fair value of each instrument approximated the respective carrying values.

14. Subsequent Events

On April 5, 2017, the Company paid its regular quarterly cash dividend of $0.39 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on March 16, 2017.

On April 5, 2017, the Company entered into forward interest rate swap agreements with an aggregate notional amount of $400 million. The forward swap agreements effectively will fix the interest rate on $400 million of term loan borrowings from January 2, 2018 through the current maturity dates, which are December 17, 2021 and April 27, 2022 ($200 million of swaps allocated to each term loan). The Company's weighted average interest rate on floating rate debt as of March 31, 2017 was approximately 2.31%. The weighted average effective fixed interest rate on the $400 million notional amount of term loan financing, following the execution of these swap agreements, will approximate 3.5%, commencing on January 2, 2018, assuming the current LIBOR spread of 1.5%.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the financial condition and results of operations of QTS Realty Trust, Inc. (“QTS”), which includes the operations of QualityTech, LP (the “Operating Partnership”), for the three months ended March 31, 2017 and 2016. You should read the following discussion and analysis in conjunction with QTS’ and the Operating Partnership’s accompanying consolidated financial statements and related notes contained elsewhere in this Form 10-Q. We believe it is important for investors to understand the few differences between the financial statements of QTS and the Operating Partnership. See “Explanatory Note” for an explanation of these few differences. Since the financial data presented in this Item 2 does not contain any differences between QTS and the Operating Partnership, all periods presented reflect the operating results of both QTS and the Operating Partnership.

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

*	adverse economic or real estate developments in our markets or the technology industry;

*	global, national and local economic conditions;

*	risks related to our international operations;

*	difficulties in identifying properties to acquire and completing acquisitions;

*	our failure to successfully develop, redevelop and operate acquired properties or lines of business;

*	significant increases in construction and development costs;

*	the increasingly competitive environment in which we operate;

*	defaults on, or termination or non-renewal of, leases by customers;

*	increased interest rates and operating costs, including increased energy costs;

*	financing risks, including our failure to obtain necessary outside financing;

*	decreased rental rates or increased vacancy rates;

*	dependence on third parties to provide Internet, telecommunications and network connectivity to our data centers;

*	our failure to qualify and maintain QTS’ qualification as a real estate investment trust (“REIT”);

*	environmental uncertainties and risks related to natural disasters;

*	financial market fluctuations; and

*	changes in real estate and zoning laws, revaluations for tax purposes and increases in real property tax rates.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Any forward-looking statement speaks only as of the date on which it was made. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and Item 1A. “Risk Factors” of this Form 10-Q.

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

As of March 31, 2017, QTS owned an approximate 87.6% ownership interest in the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.

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

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of March 31, 2017, only three of our more than 1,100 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 13.2% of our MRR and the next largest customer accounting for only 4.2% of our MRR. In addition, approximately 60% of our MRR was attributable to customers who use more than one of our 3C products.

Our Portfolio

We develop and operate 25 data centers located throughout the United States, Canada, Europe and Asia, containing an aggregate of approximately 5.7 million gross square feet of space (approximately 92% of which is wholly owned by us), including approximately 2.5 million “basis-of-design” raised floor square feet, which represents the total data center raised floor potential of our existing data center facilities. This represents the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the configuration that we deploy. We build out our data center facilities for both general use (colocation) and for executed leases that require significant amounts of space and power, depending on the needs of each facility at that time. As of March 31, 2017, this space included approximately 1,377,000 raised floor operating net rentable square feet, or NRSF, plus approximately 1.1 million square feet of additional raised floor in our development pipeline, of which approximately 131,000 NRSF is expected to become operational by December 31, 2017. Of the total 1.1 million NRSF in our development pipeline, none was related to customer leases which had been executed but not yet commenced. Our facilities collectively have access to over 650 megawatts (“MW”) of gross utility power with 600 MW of available utility power. We believe such access to power gives us a competitive advantage in redeveloping data center space, since access to power is usually the most limiting and expensive component in data center redevelopment.

The following table presents an overview of the portfolio of operating properties that we own or lease, based on information as of March 31, 2017:

			Operating Net Rentable Square Feet (Operating NRSF) (3)
Property	Year Acquired (1)	Gross Square Feet (2)	Raised Floor (4)	Office & Other (5)	Supporting Infrastructure (6)	Total	% Occupied (7)	Annualized Rent (8)	Available Utility Power (MW) (9)	Basis of Design ("BOD") NRSF	Current Raised Floor as a % of BOD
Richmond, VA	2010	1,318,353	167,309	51,093	178,854	397,256	88.8%	$40,325,072	110	557,309	30.0%

Atlanta, GA (Metro)	2006	968,695	452,986	36,953	331,426	821,365	95.8%	$94,810,202	72	527,186	85.9%

Irving, TX	2013	698,000	134,360	6,981	119,483	260,824	96.8%	$31,325,631	140	275,701	48.7%

Princeton, NJ	2014	553,930	58,157	2,229	111,405	171,791	100.0%	$9,867,695	22	158,157	36.8%

Chicago, IL	2014	467,124	28,000	-	30,452	58,452	71.2%	$1,557,450	8	208,000	13.5%

Suwanee, GA	2005	369,822	205,608	8,697	107,128	321,433	84.9%	$59,511,928	36	205,608	100.0%

Piscataway, NJ	2016	360,000	88,820	14,311	91,851	194,982	83.2%	$13,049,868	111	176,000	50.5%

Fort Worth, TX	2016	261,836	600	-	1,100	1,700	100.0%	$216,600	50	80,000	0.8%

Santa Clara, CA*	2007	135,322	55,905	944	45,094	101,943	74.3%	$23,338,926	11	80,940	69.1%

Sacramento, CA	2012	92,644	54,595	2,794	23,916	81,305	43.5%	$11,449,802	8	54,595	100.0%

Leased facilities **	2006 & 2015	288,926	108,072	19,626	74,893	202,591	53.1%	$73,977,594	27	146,919	73.6%

Other ***	Misc	147,435	22,380	49,337	30,074	101,790	65.1%	$5,780,255	5	22,380	100.0%

Total		5,662,087	1,376,792	192,965	1,145,676	2,715,432	87.6%	$365,211,023	600	2,492,795	55.2%

(1)	Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
(2)

With respect to our owned properties, gross square feet represents the entire building area. With respect to leased properties, gross square feet represents that portion of the gross square feet subject to our lease. Gross square feet includes 347,261 square feet of our office and support space, which is not included in operating NRSF.

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
(7)

Calculated as data center raised floor that is subject to a signed lease for which space is occupied (949,355 square feet as of March 31, 2017) divided by leasable raised floor based on the current configuration of the properties (1,084,001 square feet as of March 31, 2017), expressed as a percentage.

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

(9)	Represents installed utility power and transformation capacity that is available for use by the facility as of March 31, 2017.

*     Subject to long term ground lease.

**   Includes 13 facilities.  All facilities are leased, including those subject to capital leases. During the quarter ended March 31, 2017, the Company moved its Jersey City, NJ facility to the “Leased facilities” line item.

*** Consists of Miami, FL; Lenexa, KS; Overland Park, KS; and Duluth, GA facilities. During the quarter ended March 31, 2017, the Company moved its Miami, FL facility to the “Other” line item.

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

Rental Churn. We define rental churn as the MRR lost in the period due to a customer intending to fully exit the QTS platform in the near term compared to total MRR at the beginning of the period.

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

Factors That May Influence Future Results of Operations and Cash Flows

Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of March 31, 2017, we had in place customer leases generating revenue for approximately 88% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental, cloud and managed services rates at our properties. Future economic downturns, regional downturns or downturns in the technology industry could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. Negative trends in one or more of these factors could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.

Leasing Arrangements. As of March 31, 2017, 34% of our MRR came from customers which individually occupied greater than or equal to 6,600 square feet of space (or approximately 1 MW of power). As of March 31, 2017, approximately 42% of our MRR was attributable to the metered power model. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of March 31, 2017, 66% of our MRR was leased to customers which individually occupied less than 6,600 square feet of space. As of March 31, 2017, approximately 58% of our MRR was attributable to the gross lease model. Under a gross lease, the customer pays us a fixed rent on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers access more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. Our leases on a gross lease basis generally have a term of three years or less.

Scheduled Lease Expirations. Our ability to minimize rental churn and customer downgrades at renewal and renew, lease and re-lease expiring space will impact our results of operations and cash flows. Leases which have commenced billing representing approximately 11% and 30% of our total leased raised floor are scheduled to expire during the years ending December 31, 2017 (including all month-to-month leases) and 2018, respectively. These leases also represented approximately 28% and 28%, respectively, of our annualized rent as of March 31, 2017. Given that our average rent for larger contracts tend to be at or below market rent at expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.

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

General Leasing Activity

During the three months ended March 31, 2017, we entered into customer leases representing approximately $0.4 million of incremental MRR, net of downgrades (and representing approximately $4.3 million of incremental annualized rent, net of downgrades) at $849 per square foot. In addition, $2.9 million of leasing commissions was associated with new and renewal leasing activity for the three months ended March 31, 2017.

During the three months ended March 31, 2017, we renewed leases with a total annualized rent of $7.8 million at an average rent per square foot of $661, which was 2.6% higher than the annualized rent prior to their respective renewals. Customers that renew with adjustments to square feet are reflected in the net leasing activity discussed above. The rental churn rate for the three months ended March 31, 2017 was 3.3%, the majority of which was the result of a single customer termination in one of the Company’s leased facilities in Northern Virginia which was disclosed in prior quarters. Excluding this customer termination, rental churn for the first quarter of 2017 would be 0.7%.

During the three months ended March 31, 2017, we commenced customer leases representing approximately $2.1 million of MRR (and representing approximately $24.7 million of annualized rent) at $418 per square foot.

As of March 31, 2017, our booked-not-billed MRR balance (which represents customer leases that have been executed, but for which lease payments have not commenced as of March 31, 2017) was approximately $3.5 million, or $41.9 million of annualized rent. The booked-not-billed balance is expected to contribute an incremental $15.3 million to revenue in 2017 (representing $27.9 million in annualized revenues), an incremental $2.9 million in 2018 (representing $4.7 million in annualized revenues) and an incremental $9.2 million in annualized revenues thereafter.

We estimate the remaining capital cost to provide the space, power, connectivity and other services to the customer contracts which had been booked but not billed as of March 31, 2017 to be approximately $7 million. This estimate generally includes C1 customers with newly contracted space of more than 3,300 square feet. The space, power, connectivity and other services provided to customers that contract for smaller amounts of space is generally provided by existing space which was previously developed.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Changes in revenues and expenses for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 are summarized below (unaudited and in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Revenues:
Rental	$79,117	$68,426	$10,691	16%
Recoveries from customers	8,361	5,435	2,926	54%
Cloud and managed services	16,965	18,890	(1,925)	-10%
Other	1,521	2,017	(496)	-25%
Total revenues	105,964	94,768	11,196	12%
Operating expenses:
Property operating costs	35,421	31,781	3,640	11%
Real estate taxes and insurance	3,147	1,740	1,407	81%
Depreciation and amortization	33,948	28,639	5,309	19%
General and administrative	22,197	20,286	1,911	9%
Transaction and integration costs	336	2,087	(1,751)	-84%
Total operating expenses	95,049	84,533	10,516	12%
Operating income	10,915	10,235	680	7%

Other income and expense:
Interest income	1	—	1	*
Interest expense	(6,869)	(5,981)	888	15%
Income before taxes	4,047	4,254	(207)	-5%
Tax benefit of taxable REIT subsidiaries	1,521	2,605	(1,084)	-42%
Net income	$5,568	$6,859	$(1,291)	-19%

*	not applicable for comparison

Revenues. Total revenues for the three months ended March 31, 2017 were $106.0 million compared to $94.8 million for the three months ended March 31, 2016. The increase of $11.2 million, or 12%, was largely attributable to organic growth in our customer base and placing additional square footage into service in conjunction with the development and expansion of our Irving, Atlanta-Metro, Richmond, Atlanta-Suwanee and Chicago data centers as well as the acquisition of the Piscataway facility on June 6, 2016, which contributed $5.3 million in incremental revenue for the three months ended March 31, 2017.

The increase of $8.8 million, or 10%, in combined rental and cloud and managed services revenue was primarily attributable to rents from newly leased space from ongoing expansions in our Irving, Atlanta-Metro, Richmond, Atlanta-Suwanee and Chicago data centers as well as increases in rents from previously leased space, net of downgrades at renewal and rental churn. Additionally, the acquisition of the Piscataway facility on June 6, 2016 contributed $3.4 million in incremental revenue for the three months ended March 31, 2017.

As of March 31, 2017, our data centers were approximately 88% occupied based on leasable raised floor of approximately 1,084,000 square feet, with approximately 949,000 square feet occupied, with an average annualized rent of $387 per leased raised floor square foot including cloud and managed services revenue, or $319 per leased raised floor square foot excluding cloud and managed services revenue. As of March 31, 2017, the average annualized rent for our

C1 product, including managed services for our C1 product, was $197 per leased raised floor square foot, and the average annualized rent for our C2 product, including Cloud and managed services combined was $1,327 per leased raised floor square foot. As of March 31, 2016, our data centers were approximately 88% occupied and billing based on leasable raised floor of approximately 896,000 square feet, with approximately 785,000 square feet occupied and paying rent, with an average annualized rent of $420 per leased raised floor square foot including cloud and managed services revenue, or $339 per leased raised floor square foot excluding cloud and managed services revenue. As of March 31, 2016, the average annualized rent for our C1 product, including managed services for our C1 product, was $197 per leased raised floor square foot, and the average annualized rent for our C2 product, including Cloud and managed services combined was $1,245 per leased raised floor square foot. The increase in leasable raised floor between 2016 and 2017 is primarily related to the addition of raised floor square footage from our redevelopment activities primarily in the Irving, Richmond, Chicago, Atlanta-Metro, and Atlanta-Suwanee facilities, as well as the acquisition of the Piscataway and Fort Worth facilities. The decrease in average annualized rent per leased raised floor square foot is primarily due to an increase in mix of C1 customers in our portfolio. As of March 31, 2017, a larger portion of our customers were C1 customers (42% of MRR) compared to March 31, 2016 (36% of MRR). This increase in the proportion of C1 customers has contributed to the reduction in average annualized rent per square foot due to the fact that C1 customers lease larger amounts of space and power for longer periods and lower rates due to economies of scale in addition to reimbursing us for utilities and various other operating expenses, and that reimbursement is excluded from the calculation of annualized rent per square foot.

Higher recoveries from customers for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 were primarily due to reimbursements associated with the acquisition of the Piscataway facility which contributed $1.8 million to the increase. The remaining increase of $1.1 million in recoveries revenue was primarily attributable to the expansion of our Irving data center contributing $0.6 million to the increase and increased utility costs generally related to an increase in utility usage at our Atlanta-Metro data center contributing $0.6 million to the increase, offset by reduced reimbursements of $0.1 million at various other facilities. The $0.5 million decrease in other revenue for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to lower straight line rent as well as a lower level of scrap metal sales.

Property Operating Costs. Property operating costs for the three months ended March 31, 2017 were $35.4 million compared to property operating costs of $31.8 million for the three months ended March 31, 2016, an increase of $3.6 million, or 11%. The breakdown of our property operating costs is summarized in the table below (unaudited and in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Property operating costs:
Direct payroll	$5,744	$4,961	$783	16%
Rent	3,957	4,797	(840)	-18%
Repairs and maintenance	4,483	3,253	1,230	38%
Utilities	10,950	7,939	3,011	38%
Management fee allocation	5,227	5,039	188	4%
Other	5,060	5,792	(732)	-13%
Total property operating costs	$35,421	$31,781	$3,640	11%

The acquisition of Piscataway contributed $2.2 million to the total increase in property operating costs for the three months ended March 31, 2017, of which $0.5 million related to direct payroll, $0.3 million related to repairs and maintenance, $1.1 million related to utilities, $0.2 million related to management fee allocation and $0.1 million related to other property operating costs. The remaining $1.4 million increase in total property operating costs was primarily attributable to the revenue growth and expansion of our existing facilities, which included increased direct payroll allocation of $0.3 million (exclusive of the increase attributable to Piscataway as discussed above), increased repair and maintenance expense of $0.9 million which tends to fluctuate from period to period and increase with the expansion and lease-up of our facilities, and increased utilities expense of $1.9 million, offset by a $0.8 million decrease in rent expense primarily related to the exit of portions of leased facilities as customers migrated to owned facilities as well as reduced other expenses of $0.9 million primarily related to increased operating expense reimbursements associated with our newly acquired Fort Worth facility. Management fee allocation for our leased facilities acquired in 2015 is based on 10% of cash rental revenues for each facility and reflects an allocation of internal charges to cover back-office and service-related costs associated with the day-to-day operations of our data center facilities, with a corresponding offset to general and administrative expenses.  Management fee allocation for our other facilities is based on 4% of cash rental revenues for each facility.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the three months ended March 31, 2017 were $3.1 million compared to $1.7 million for the three months ended March 31, 2016. The increase of $1.4 million, or 81%, was primarily attributable to property taxes associated with acquired properties in 2016 including our Piscataway and Fort Worth facilities.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2017 was $33.9 million compared to $28.6 million for the three months ended March 31, 2016. The increase of $5.3 million, or 19%, was primarily due to depreciation expense of $0.6 million and amortization expense of $1.4 million associated with the Piscataway acquisition. The remaining increase of $3.3 million was due to additional depreciation of $3.8 million, which was primarily due to additional depreciation of the Irving, Richmond and Atlanta-Metro data centers, offset by decreased amortization expense of $0.5 million. The decrease in amortization expense was primarily related to an adjustment of $1.0 million to increase amortization expense during the three months ended March 31, 2016 following identified purchase price allocation adjustments.

General and Administrative Expenses. General and administrative expenses were $22.2 million for the three months ended March 31, 2017 compared to general and administrative expenses of $20.3 million for the three months ended March 31, 2016, an increase of $1.9 million, or 9%, which included a reduction of $0.9 million of general and administrative expenses in 2016 associated with the receipt of litigation settlement proceeds. Excluding this settlement, general and administrative expenses increased $1.0 million or 4.9%. The remaining $1.0 million increase in general and administrative expenses was primarily attributable to increased payroll expenses of $1.0 million, of which $0.7 million related to sales and marketing personnel, higher equity-based compensation expense of $1.0 million, higher travel expenses of $0.4 million and higher software license costs of $0.4 million. These increases were partially offset by increased direct payroll allocation of $1.0 million, decreased outside services expense of $0.4 million primarily related to lower consulting fees, increased management fee allocation of $0.2 million, and a reduction in other expenses of $0.2 million.

Transaction and Integration Costs. For the three months ended March 31, 2017, we incurred $0.3 million in transaction and integration costs compared to $2.1 million for the three months ended March 31, 2016. In the current period, $0.3 million in costs were attributable to various activities related to the integration of the Piscataway and Fort Worth facilities acquired in 2016. Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

Interest Expense. Interest expense was $6.9 million and $6.0 million for the three months ended March 31, 2017 and 2016. The increase of $0.9 million, or 15%, was due primarily to an increase in the average debt balance of $96.1 million, primarily as a result of our ongoing developments as well as expansions and acquisitions, partially offset by issuance of additional common shares. The average debt balance, exclusive of debt issuance costs, for the three months ended March 31, 2017 was $1,026.5 million, with a weighted average interest rate, including the effect of amortization of deferred financing costs, of 3.90%. This compared to an average debt balance, exclusive of debt issuance costs, of $930.4 million for the three months ended March 31, 2016, with a weighted average interest rate, including the effect of interest rate swaps and amortization of deferred financing costs, of 3.77%. Interest capitalized in connection with our redevelopment activities during the three months ended March 31, 2017 and 2016 was $3.1 million and $2.8 million, respectively.

Tax Benefit of Taxable REIT Subsidiaries. The tax benefit of taxable REIT subsidiaries for the three months ended March 31, 2017 was $1.5 million compared to $2.6 million for the three months ended March 31, 2016. One of our  taxable REIT subsidiaries had slightly reduced losses in the three months ended March 31, 2017, and did not incur any integration or transaction costs during the three months ended March 31, 2017, whereas the tax effect of integration and transaction costs was approximately $0.7 million in the three months ended March 31, 2016.

Net Income. A summary of the components of the decrease in net income of $1.3 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 is as follows (unaudited and in millions):

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$6.1
Increase in general and administrative expense	(1.9)
Increase in depreciation and amortization	(5.3)
Decrease in transaction and integration costs	1.8
Increase in interest expense net of interest income	(0.9)
Decrease in tax benefit	(1.1)
Decrease in net income	$(1.3)

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

A reconciliation of net income to FFO, Operating FFO and Adjusted Operating FFO is presented below:

	Three Months Ended
	March 31,
	2017	2016
FFO
Net income	$5,568	$6,859
Real estate depreciation and amortization	29,504	24,869
FFO	35,072	31,728

Operating FFO
Integration costs	272	2,053
Transaction costs	64	34
Deferred tax benefit associated with transaction and integration costs	—	(748)
Operating FFO	35,408	33,067

Maintenance Capex	(796)	(335)
Leasing commissions paid	(4,169)	(5,807)
Amortization of deferred financing costs and bond discount	980	877
Non real estate depreciation and amortization	4,443	3,770
Straight line rent revenue and expense and other	(1,127)	(1,610)
Deferred tax benefit from operating results	(1,521)	(1,857)
Equity-based compensation expense	3,082	2,050
Adjusted Operating FFO	$36,300	$30,155

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

A reconciliation of total revenues to recognized MRR in the period and MRR at period end is presented below:

	Three Months Ended
	March 31,
	2017	2016
Recognized MRR
Total period revenues (GAAP basis)	$105,964	$94,768
Less: Total period recoveries	(8,361)	(5,435)
Total period deferred setup fees	(2,616)	(1,903)
Total period straight line rent and other	(3,118)	(4,268)
Recognized MRR in the period	$91,869	$83,162

MRR
Total period revenues (GAAP basis)	$105,964	$94,768
Less: Total revenues excluding last month	(70,939)	(63,020)
Total revenues for last month of period	35,025	31,748
Less: Last month recoveries	(2,760)	(1,876)
Last month deferred setup fees	(898)	(676)
Last month straight line rent and other	(933)	(1,716)
MRR at period end *	$30,434	$27,480

*Does not include our booked-not-billed MRR balance, which was $3.5 million and $4.3 million as of March 31, 2017 and 2016, respectively.

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

A reconciliation of net income to NOI is presented below:

	Three Months Ended
	March 31,
	2017	2016
Net Operating Income (NOI)
Net income	$5,568	$6,859
Interest expense	6,869	5,981
Interest income	(1)	—
Depreciation and amortization	33,948	28,639
Tax benefit of taxable REIT subsidiaries	(1,521)	(2,605)
Integration costs	272	2,053
Transaction costs	64	34
General and administrative expenses	22,197	20,286
NOI (1)	$67,396	$61,247
Breakdown of NOI by facility:
Atlanta-Metro data center	$20,511	$19,972
Atlanta-Suwanee data center	11,958	11,500
Leased data centers (2)	9,010	11,809
Richmond data center	8,230	6,602
Irving data center	6,440	2,624
Santa Clara data center	3,279	3,764
Piscataway data center	2,403	—
Princeton data center	2,399	2,356
Sacramento data center	1,837	1,922
Chicago data center	647	—
Fort Worth data center	106	—
Other facilities (3)	576	698
NOI (1)	$67,396	$61,247

(1)

Includes facility level general and administrative expense allocation charges of 4% of cash revenue for all facilities, with the exception of the leased facilities acquired in 2015, which include general and administrative expense allocation charges of 10% of cash revenue. These allocated charges aggregated to $5.2 million and $5.0 million for the three month periods ended March 31, 2017 and 2016, respectively.

(2)

Includes 13 facilities. All facilities are leased, including those subject to capital leases. During the quarter ended March 31, 2017, the Company moved its Jersey City, NJ facility to the “Leased data centers” line item.

(3)	Consists of Miami, FL; Lenexa, KS; Overland Park, KS; and Duluth, GA facilities.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is presented below:

	Three Months Ended
	March 31,
	2017	2016
EBITDA and Adjusted EBITDA
Net income	$5,568	$6,859
Interest expense	6,869	5,981
Interest income	(1)	—
Tax benefit of taxable REIT subsidiaries	(1,521)	(2,605)
Depreciation and amortization	33,948	28,639
EBITDA	44,863	38,874

Equity-based compensation expense	3,082	2,050
Integration costs	272	2,053
Transaction costs	64	34
Adjusted EBITDA	$48,281	$43,011

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

In addition to the $66.1 million of capital expenditures incurred in the three months ended March 31, 2017 we expect that we will incur approximately $260 million to $310 million in additional capital expenditures through December 31, 2017, excluding acquisitions, in connection with the redevelopment of our data center facilities. We expect to spend approximately $200 million to $250 million of capital expenditures with vendors on redevelopment, and the remainder on other capital expenditures and capitalized overhead costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. We expect to fund these costs using operating cash flows and draws on our credit facility. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of such expenditures may vary.

We expect to meet our short-term liquidity needs through operating cash flow, cash and cash equivalents and borrowings under our credit facility.

Our cash paid for capital expenditures for the three months ended March 31, 2017 and 2016 are summarized in the table below (in thousands):

	Three Months Ended March 31,
	2017	2016
Redevelopment	$46,618	$61,294
Maintenance capital expenditures	796	335
Other capital expenditures (1)	18,705	16,424
Total capital expenditures	$66,119	$78,053

(1)

Represents capital expenditures for capitalized interest, commissions, personal property, overhead costs and corporate fixed assets. Corporate fixed assets primarily relate to construction of corporate offices, leasehold improvements and product related assets.

Long-Term Liquidity

Our long-term liquidity needs primarily consist of funds for property acquisitions, scheduled debt maturities, payment of principal at maturity of our Senior Notes, funding payments for capital lease and lease financing obligations, and recurring and non-recurring capital expenditures. We may also pursue additional redevelopment of our Atlanta-Metro, Irving, Fort Worth, Richmond, Piscataway and Chicago data centers and future redevelopment of other space in our portfolio. We may also pursue development on land which QTS currently owns that is adjacent to our data center properties in Atlanta-Metro, Suwanee, Richmond, Irving, Fort Worth, and Chicago. The development and/or redevelopment of this space, including timing, is at our discretion and will depend on a number of factors, including availability of capital and our estimate of the demand for data center space in the applicable market. We expect to meet our long-term liquidity needs with net cash provided by operations, incurrence of additional long-term indebtedness, borrowings under our credit facility and issuance of additional equity or debt securities, subject to prevailing market conditions, as discussed below.

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

In March 2017, we established an “at-the-market” equity offering program (the “ATM Program”) pursuant to which we may issue, from time to time, up to $300 million of our Class A common stock. No shares of common stock were issued under the ATM Program during the three months ended March 31, 2017.

Cash

As of March 31, 2017, we had $18.3 million of unrestricted cash and cash equivalents.

The following tables present quarterly cash dividends and distributions paid to QTS’ common stockholders and the Operating Partnership’s unit holders for the three months ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017
Record Date	Payment Date	Per Common Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
December 16, 2016	January 5, 2017	$0.36	$19.7
			$19.7

Three Months Ended March 31, 2016
Record Date	Payment Date	Per Common Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
December 17, 2015	January 6, 2016	$0.32	$15.4
			$15.4

Additionally, on April 5, 2017 we paid our regular quarterly cash dividend of $0.39 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on March 16, 2017.

Indebtedness

As of March 31, 2017, we had approximately $1,043.4 million of indebtedness, including capital leases and lease financing obligations, and excluding discounts and debt issuance costs.

Unsecured Credit Facility. In December 2016, we amended and restated our unsecured credit facility, increasing the total capacity by $300 million to a total capacity of $1.2 billion and extending the term. The amended unsecured credit facility includes a $300 million term loan which matures on December 17, 2021, another $200 million term loan which matures on April 27, 2022, and a $700 million revolving credit facility which matures on December 17, 2020, with a one year extension option. Amounts outstanding under the amended unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will vary depending upon our leverage ratio. For revolving credit loans, the spread ranges from 1.55% to 2.15% for LIBOR loans and 0.55% to 1.15% for base rate loans. For term loans, the spread ranges from 1.50% to 2.10% for LIBOR loans and 0.50% to 1.10% for base rate loans.  The amended unsecured credit facility also includes a $300 million accordion feature.

Under the amended unsecured credit facility, the capacity may be increased from the current capacity of $1.2 billion to $1.5 billion subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments.  As of March 31, 2017, the weighted average interest rate for amounts outstanding under our unsecured credit facility was 2.31%.  We are also required to pay a commitment fee to the lenders assessed on the unused portion of the unsecured revolving credit facility. At our election, we can prepay amounts outstanding under the unsecured credit facility, in whole or in part, without penalty or premium.

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

As of March 31, 2017, we had outstanding $706.0 million of indebtedness under the amended unsecured credit facility, consisting of $206.0 million of outstanding borrowings under our unsecured revolving credit facility and $500.0 million outstanding under the term loans, exclusive of net debt issuance costs of $3.9 million. In connection with the unsecured credit facility, as of March 31, 2017, we had additional letters of credit outstanding aggregating to $2.1 million.

5.875% Senior Notes due 2022. On July 23, 2014, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the Senior Notes described below (collectively, the “Issuers”), issued $300 million aggregate principal amount of 5.875% Senior Notes due 2022. The Senior Notes have an interest rate of 5.875% per annum and were issued at a price equal to 99.211% of their face value. The proceeds from the offering were used to repay amounts outstanding under the unsecured credit facility, including $75 million outstanding under the term loan. As of March 31, 2017, the discount recorded on the Senior Notes was $1.7 million and the outstanding net debt issuance costs associated with the Senior Notes were $5.8 million.

The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries, receivables entities and 2470 Satellite Boulevard, LLC, which is a Delaware limited liability company formed in December 2015 that acquired an office building in Duluth, Georgia and has de minimis assets and operations) and future subsidiaries that guarantee any indebtedness of QTS, the Issuers or any other subsidiary guarantor. QTS Realty Trust, Inc. does not guarantee the Senior Notes and will not be required to guarantee the Senior Notes except under certain circumstances. The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of July 23, 2014, among QTS, the Operating Partnership, QTS Finance Corporation, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”).

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

Lenexa Mortgage. On March 8, 2017, we entered into a $1.9 million mortgage loan secured by our Lenexa facility. This mortgage has a fixed rate of 4.1%, with periodic principal payments due monthly and a balloon payment of $1.6 million in May 2022.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2017, including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (in thousands):

Obligations	2017	2018	2019	2020	2021	Thereafter	Total

Operating Leases	$13,291	$12,780	$10,110	$9,710	$9,921	$73,468	$129,280
Capital Leases and Lease Financing Obligations	9,695	9,370	2,844	2,190	2,388	8,972	35,459
Future Principal Payments of Indebtedness (1)	48	65	68	206,071	300,074	501,580	1,007,906
Total (2)	$23,034	$22,215	$13,022	$217,971	$312,383	$584,020	$1,172,645

(1)

Does not include the related debt issuance costs and discount on Senior Notes nor the related debt issuance costs on the term loans reflected as of March 31, 2017. Also does not include letters of credit outstanding aggregating to $2.1 million as of March 31, 2017 under our unsecured credit facility.

(2)

Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facility, Senior Notes, capital leases, lease financing obligations and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of March 31, 2017 (in thousands):

2017	2018	2019	2020	2021	Thereafter	Total
$36,098	$36,156	$35,971	$35,605	$29,343	$12,529	$185,702

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Cash Flows

	Three Months Ended
	March 31,
	2017	2016
(in thousands)		(as adjusted)
Cash flow provided by (used for):
Operating activities	$30,535	$12,674
Investing activities	(66,119)	(78,053)
Financing activities	44,261	66,319

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Cash flow provided by operating activities was $30.5 million for the three months ended March 31, 2017 compared to $12.7 million for the three months ended March 31, 2016. There was an increase in cash operating income of $10.5 million from the prior period primarily related to our expansion, leasing activity, and equity based compensation expense, as well as an increase in cash flow associated with net changes in working capital of $7.3 million primarily related to changes in rents and other receivables, advance rents, security deposits and other liabilities, and deferred income.

Cash flow used for investing activities decreased by $12.0 million to $66.1 million for the three months ended March 31, 2017, compared to $78.1 million for the three months ended March 31, 2016. The decrease was due primarily to a decrease in cash paid for capital expenditures of $12.0 million, primarily related to redevelopment of our Irving, Atlanta-Metro, Chicago and Richmond data centers.

Cash flow provided by financing activities was $44.3 million for the three months ended March 31, 2017, compared to $66.3 million for the three months ended March 31, 2016. The decrease was primarily due to lower proceeds of $19.0 million under our unsecured credit facility due to less proceeds being needed for capital expenditures, and higher payments of cash dividends to common stockholders of $4.0 million which was due to the increase in shares outstanding primarily related to the April 2016 equity issuance. Partially offsetting these decreases in cash provided by financing activities was an increase in proceeds of $1.9 million related to entering into the Lenexa mortgage.

Critical Accounting Policies

The Company applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the United States. Inherent in such policies are certain key assumptions and estimates made by management. Management periodically updates its estimates used in the preparation of the consolidated financial statements based on its latest assessment of the current and projected business and general economic environment. Information regarding the Company’s Critical Accounting Policies and Estimates is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Operating Partnership also includes certain partners that are subject to a taxable income allocation, however, not entitled to receive recurring distributions. The partnership agreement does stipulate however, to the extent that taxable income is allocated to these partners that the partnership will make a distribution to these partners equal to the lesser of the actual per unit distributions made to Class A partners or an estimated amount to cover federal, state and local taxes on the allocated taxable income. No distributions related to allocated taxable income were made to these partners for the three months ended March 31, 2017 and 2016.

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

As of March 31, 2017, we had outstanding $706.0 million of consolidated indebtedness that bore interest at variable rates.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. A 1% increase in interest rates would increase the interest expense on the $706 million of variable indebtedness outstanding as of March 31, 2017 by approximately $7.1 million annually. Conversely, a decrease in the LIBOR rate to 0% would decrease the interest expense on this $706.0 million of variable indebtedness outstanding by approximately $6.9 million annually based on the one month LIBOR rate of approximately 0.98% as of March 31, 2017.

On April 5, 2017, the Company entered into forward interest rate swap agreements with an aggregate notional amount of $400 million. The forward swap agreements effectively will fix the interest rate on $400 million of term loan borrowings from January 2, 2018 through the current maturity dates, which are December 17, 2021 and April 27, 2022 ($200 million of swaps allocated to each term loan). The Company's weighted average interest rate on floating rate debt as of March 31, 2017 was approximately 2.31%. The weighted average effective fixed interest rate on the $400 million notional amount of term loan financing, following the execution of these swap agreements, will approximate 3.5%, commencing on January 2, 2018, assuming the current LIBOR spread of 1.5%.

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

ITEM 4. Controls and Procedures

QTS Realty Trust, Inc.

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended March 31, 2017, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QTS’ disclosure controls and procedures are effective to ensure that information required to be disclosed by QTS in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in QTS’ internal control over financial reporting during the period ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, QTS’ internal control over financial reporting.

QualityTech, LP

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended March 31, 2017, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the period ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on us.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017, which are accessible on the SEC’s website at www.sec.gov.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

QTS did not sell any securities during the three months ended March 31, 2017 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

QTS from time to time issues shares of Class A common stock pursuant to the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) upon exercise of stock options issued under the 2013 Equity Incentive Plan, and upon redemption of Class A units of limited partnership of the Operating Partnership (either through Class A units previously held or those received from conversion of Class O units or Class RS LTIP units from the QualityTech, LP 2010 Equity Incentive Plan). Pursuant to the partnership agreement of the Operating Partnership, each time QTS issues shares of common stock, the Operating Partnership issues to QTS, its general partner, an equal number of Class A units. The units issued to QTS are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to QTS and therefore, did not involve a public offering. During the three months ended March 31, 2017, the Operating Partnership issued approximately 16,000 Class A units to QTS in connection with Class A unit redemptions and stock option exercises and issuances pursuant to the 2013 Equity Incentive Plan, with a value of approximately $0.8 million based on the respective dates of the redemptions and option exercises, as applicable.

Repurchases of Equity Securities

During the three months ended March 31, 2017, certain of our employees surrendered Class A common stock owned by them to satisfy their statutory minimum federal and state tax obligations in connection with the vesting of restricted common stock under the 2013 Equity Incentive Plan.

The following table summarizes all of these repurchases during the three months ended March 31, 2017:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2017 through January 31, 2017	154	(1)	$51.95	N/A	N/A
February 1, 2017 through February 28, 2017	-		N/A	N/A	N/A
March 1, 2017 through March 31, 2017	34,733	(1)	$50.47	N/A	N/A
Total	34,887	(1)	$50.47

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

3.1	Articles of Amendment and Restatement of QTS Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

3.2	Second Amended and Restated Bylaws of QTS Realty Trust, Inc.

4.1	Form of Specimen Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

4.2

Indenture, dated July 23, 2014, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., certain subsidiaries of QualityTech, LP and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2014)

4.3

Supplemental Indenture, dated as of December 22, 2014, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of July 23, 2014, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 23, 2015)

4.4

Supplemental Indenture, dated as of September 28, 2015, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of July 23, 2014, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 filed with the SEC on November 6, 2015)

4.5

Supplemental Indenture, dated as of June 23, 2016, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of July 23, 2014, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 filed with the SEC on August 5, 2016)

4.6	Form of 5.875% Senior Notes due 2022 (included in Exhibit 4.2 hereto)

10.1

2017 Amended and Restated QTS Realty Trust, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A on the Company’s proxy statement on Schedule 14A filed with the SEC on March 20, 2017)

10.2

Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and Chad L. Williams (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2017)

10.3

Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and Jeffrey H. Berson (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 14, 2017)

10.4

Employment Agreement dated February 16, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services Holding, LLC, Quality Technology Services, LLC, and William H. Schafer (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 21, 2017)

10.5

Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and James H. Reinhart (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 14, 2017)

10.6

Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and Daniel T. Bennewitz (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 14, 2017)

10.7	Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and Shirley E. Goza

10.8	Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and Jon D. Greaves

10.9	Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and Steven C. Bloom

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

101

The following materials from QTS Realty Trust, Inc.’s and QualityTech, LP’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity and partners’ capital, (iv) consolidated statements of cash flow, and (v) the notes to the consolidated financial statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: May 8, 2017	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: May 8, 2017	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

QualityTech, LP

By: QTS Realty Trust, Inc.,
its general partner

DATE: May 8, 2017	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: May 8, 2017	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)