Form 10-Q
period 2017-06-30
QTS Realty Trust, Inc.; QualityTech, LP
filed 2017-08-03
CIK 1577368, 1561164

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

There were 48,675,777 shares of Class A common stock, $0.01 par value per share, and 133,000 shares of Class B common stock, $0.01 par value per share, of QTS Realty Trust, Inc. outstanding on July 28, 2017.

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

Substantially all of QTS’s assets are held by, and its operations are conducted through, the Operating Partnership.  QTS is the sole general partner of the Operating Partnership, and, as of June 30, 2017, its only material asset consisted of its ownership of approximately 87.8% of the Operating Partnership. Management operates QTS and the Operating Partnership as one business. The management of QTS consists of the same employees as the management of the Operating Partnership. QTS does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. QTS has not issued or guaranteed any indebtedness. Except for net proceeds from public equity issuances by QTS, which are contributed to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership, the Operating Partnership generates all remaining capital required by our business through its operations, the direct or indirect incurrence of indebtedness, and the issuance of partnership units. Therefore, as general partner with voting control of the Operating Partnership, QTS consolidates the Operating Partnership for financial reporting purposes.

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

QTS Realty Trust, Inc.

QualityTech, LP

Form 10-Q

For the Quarterly Period Ended June 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands except share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Real Estate Assets
Land	$86,192	$74,130
Buildings, improvements and equipment	1,625,254	1,524,767
Less: Accumulated depreciation	(354,522)	(317,834)
	1,356,924	1,281,063
Construction in progress	363,449	365,960
Real Estate Assets, net	1,720,373	1,647,023
Cash and cash equivalents	42,604	9,580
Rents and other receivables, net	44,033	41,540
Acquired intangibles, net	119,384	129,754
Deferred costs, net	38,152	38,507
Prepaid expenses	8,875	6,918
Goodwill	173,843	173,843
Other assets, net	59,119	39,305
TOTAL ASSETS	$2,206,383	$2,086,470

LIABILITIES
Unsecured credit facility, net	$744,307	$634,939
Senior notes, net of discount and debt issuance costs	292,858	292,179
Capital lease, lease financing obligations and mortgage notes payable	34,059	38,708
Accounts payable and accrued liabilities	84,052	86,129
Dividends and distributions payable	21,606	19,634
Advance rents, security deposits and other liabilities	31,505	24,893
Deferred income taxes	12,207	15,185
Deferred income	23,433	21,993
TOTAL LIABILITIES	1,244,027	1,133,660

EQUITY
Common stock, $0.01 par value, 450,133,000 shares authorized, 48,812,009 and 47,831,250 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	488	478
Additional paid-in capital	972,370	931,783
Accumulated other comprehensive loss	(1,316)	—
Accumulated dividends in excess of earnings	(126,574)	(97,793)
Total stockholders’ equity	844,968	834,468
Noncontrolling interests	117,388	118,342
TOTAL EQUITY	962,356	952,810
TOTAL LIABILITIES AND EQUITY	$2,206,383	$2,086,470

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental	$80,793	$71,670	$159,910	$140,096
Recoveries from customers	8,774	6,168	17,135	11,603
Cloud and managed services	16,856	17,015	33,821	35,905
Other	1,445	3,834	2,966	5,851
Total revenues	107,868	98,687	213,832	193,455

Operating Expenses:
Property operating costs	36,846	32,646	72,267	64,427
Real estate taxes and insurance	2,946	2,020	6,093	3,760
Depreciation and amortization	34,527	30,355	68,475	58,994
General and administrative	22,562	21,608	44,759	41,894
Transaction and integration costs	161	3,833	497	5,920
Total operating expenses	97,042	90,462	192,091	174,995

Operating income	10,826	8,225	21,741	18,460

Other income and expenses:
Interest income	—	2	1	2
Interest expense	(7,647)	(4,874)	(14,516)	(10,855)
Income before taxes	3,179	3,353	7,226	7,607
Tax benefit of taxable REIT subsidiaries	1,429	2,454	2,950	5,059
Net income	4,608	5,807	10,176	12,666
Net income attributable to noncontrolling interests	(568)	(707)	(1,259)	(1,677)
Net income attributable to QTS Realty Trust, Inc.	$4,040	$5,100	$8,917	$10,989

Net income per share attributable to common shares:
Basic	$0.08	$0.11	$0.18	$0.25
Diluted	0.08	0.10	0.17	0.24

Weighted average common shares outstanding:
Basic	47,666,086	47,783,093	47,561,507	44,537,769
Diluted	55,458,429	55,574,545	55,336,062	52,274,198

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$4,608	$5,807	$10,176	$12,666
Other comprehensive loss:
Decrease in fair value of interest rate swaps	(1,499)	—	(1,499)	—
Comprehensive income	3,109	5,807	8,677	12,666
Comprehensive income attributable to noncontrolling interests	(385)	—	(1,076)	—
Comprehensive income attributable to QTS Realty Trust, Inc.	$2,724	$5,807	$7,601	$12,666

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands)

				Accumulated	Accumulated	Total
	Common stock		Additional	other comprehensive	dividends in	stockholders'	Noncontrolling
	Shares	Amount	paid-in capital	loss	excess of earnings	equity	interests	Total
Balance January 1, 2017	47,831	$478	$931,783	$-	$(97,793)	$834,468	$118,342	$952,810
Net share activity through equity award plan	235	2	(1,727)	-	-	(1,725)	(243)	(1,968)
Decrease in fair value of interest rate swaps	-	-	-	(1,316)	-	(1,316)	(183)	(1,499)
Equity-based compensation expense	-	-	5,971	-	-	5,971	843	6,814
Net proceeds from equity offerings	746	8	36,343	-	-	36,351	2,660	39,011
Dividends to shareholders	-	-	-	-	(37,698)	(37,698)	-	(37,698)
Distributions to noncontrolling interests	-	-	-	-	-	-	(5,290)	(5,290)
Net income	-	-	-	-	8,917	8,917	1,259	10,176
Balance June 30, 2017	48,812	$488	$972,370	$(1,316)	$(126,574)	$844,968	$117,388	$962,356

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the six months ended June 30, 2017 and 2016

	2017	2016
		(as adjusted)
Cash flow from operating activities:
Net income	$10,176	$12,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,443	56,936
Amortization of above and below market leases	479	201
Amortization of deferred loan costs	1,815	1,626
Amortization of senior notes discount	136	128
Equity-based compensation expense	6,815	5,250
Bad debt expense	1,105	808
Deferred tax benefit	(2,979)	(5,059)
Changes in operating assets and liabilities
Rents and other receivables, net	(3,599)	(9,834)
Prepaid expenses	(1,957)	(1,966)
Other assets	(595)	(479)
Accounts payable and accrued liabilities	(7,640)	5,390
Advance rents, security deposits and other liabilities	5,745	1,484
Deferred income	1,440	1,351
Net cash provided by operating activities	77,384	68,502

Cash flow from investing activities:
Acquisitions, net of cash acquired	(5,019)	(122,981)
Additions to property and equipment	(139,818)	(149,303)
Net cash used in investing activities	(144,837)	(272,284)

Cash flow from financing activities:
Credit facility proceeds	109,000	231,000
Debt repayment	—	(259,002)
Debt proceeds	1,920	—
Payment of deferred financing costs	(38)	—
Payment of cash dividends	(35,958)	(28,104)
Distribution to noncontrolling interests	(5,087)	(4,724)
Proceeds from exercise of stock options	662	666
Payment of tax withholdings related to equity based awards	(2,464)	(1,301)
Principal payments on capital lease obligations	(6,547)	(6,454)
Mortgage principal debt repayments	(22)	—
Equity proceeds, net of issuance costs	39,011	275,673
Net cash provided by financing activities	100,477	207,754

Net increase in cash and cash equivalents	33,024	3,972
Cash and cash equivalents, beginning of period	9,580	8,804
Cash and cash equivalents, end of period	$42,604	$12,776

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW (continued)

(unaudited and in thousands)

For the six months ended June 30, 2017 and 2016

	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$11,517	$9,001
Noncash investing and financing activities:
Accrued capital additions	$46,894	$16,988
Increase in other liabilities related to change in fair value of interest rate swaps	$1,499	$—
Accrued equity issuance costs	$—	$10

Acquisitions, net of cash acquired:
Land	$5,019	$7,439
Buildings, improvements and equipment	—	78,370
Construction in Progress	—	13,900
Rents and other receivables, net	—	(2,033)
Acquired intangibles	—	36,368
Deferred costs	—	4,084
Prepaid expenses	—	479
Goodwill	—	(7,895)
Other assets	—	303
Accounts payable and accrued liabilities	—	(922)
Advance rents, security deposits and other liabilities	—	(1,102)
Deferred income	—	35
Deferred income taxes	—	(6,045)
Total acquisitions, net of cash acquired	$5,019	$122,981

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Real Estate Assets
Land	$86,192	$74,130
Buildings, improvements and equipment	1,625,254	1,524,767
Less: Accumulated depreciation	(354,522)	(317,834)
	1,356,924	1,281,063
Construction in progress	363,449	365,960
Real Estate Assets, net	1,720,373	1,647,023
Cash and cash equivalents	42,604	9,580
Rents and other receivables, net	44,033	41,540
Acquired intangibles, net	119,384	129,754
Deferred costs, net	38,152	38,507
Prepaid expenses	8,875	6,918
Goodwill	173,843	173,843
Other assets, net	59,119	39,305
TOTAL ASSETS	$2,206,383	$2,086,470

LIABILITIES
Unsecured credit facility, net	$744,307	$634,939
Senior notes, net of discount and debt issuance costs	292,858	292,179
Capital lease, lease financing obligations and mortgage notes payable	34,059	38,708
Accounts payable and accrued liabilities	84,052	86,129
Dividends and distributions payable	21,606	19,634
Advance rents, security deposits and other liabilities	31,505	24,893
Deferred income taxes	12,207	15,185
Deferred income	23,433	21,993
TOTAL LIABILITIES	1,244,027	1,133,660

PARTNERS' CAPITAL
Partners' capital	963,855	952,810
Accumulated other comprehensive loss	(1,499)	—
TOTAL PARTNERS' CAPITAL	962,356	952,810
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,206,383	$2,086,470

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental	$80,793	$71,670	$159,910	$140,096
Recoveries from customers	8,774	6,168	17,135	11,603
Cloud and managed services	16,856	17,015	33,821	35,905
Other	1,445	3,834	2,966	5,851
Total revenues	107,868	98,687	213,832	193,455

Operating Expenses:
Property operating costs	36,846	32,646	72,267	64,427
Real estate taxes and insurance	2,946	2,020	6,093	3,760
Depreciation and amortization	34,527	30,355	68,475	58,994
General and administrative	22,562	21,608	44,759	41,894
Transaction and integration costs	161	3,833	497	5,920
Total operating expenses	97,042	90,462	192,091	174,995

Operating income	10,826	8,225	21,741	18,460

Other income and expenses:
Interest income	—	2	1	2
Interest expense	(7,647)	(4,874)	(14,516)	(10,855)
Income before taxes	3,179	3,353	7,226	7,607
Tax benefit of taxable REIT subsidiaries	1,429	2,454	2,950	5,059
Net income	$4,608	$5,807	$10,176	$12,666

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$4,608	$5,807	$10,176	$12,666
Other comprehensive loss:
Decrease in fair value of interest rate swaps	(1,499)	—	(1,499)	—
Comprehensive income	$3,109	$5,807	$8,677	$12,666

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(unaudited and in thousands)

					Accumulated other
	Limited Partners' Capital		General Partner's Capital		comprehensive loss
	Units	Amount	Units	Amount	Amount	Total
Balance January 1, 2017	54,628	$952,810	1	$—	$—	$952,810
Net share activity through equity award plan	235	(1,968)	—	—	—	(1,968)
Decrease in fair value of interest rate swaps	—	—	—	—	(1,499)	(1,499)
Equity-based compensation expense	—	6,814	—	—	—	6,814
Net proceeds from QTS Realty Trust, Inc. equity offerings	746	39,011	—	—	—	39,011
Dividends to QTS Realty Trust, Inc.	—	(37,698)	—	—	—	(37,698)
Partnership distributions	—	(5,290)	—	—	—	(5,290)
Net income	—	10,176	—	—	—	10,176
Balance June 30, 2017	55,609	$963,855	1	$—	$(1,499)	$962,356

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the six months ended June 30, 2017 and 2016

	2017	2016
		(as adjusted)
Cash flow from operating activities:
Net income	$10,176	$12,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,443	56,936
Amortization of above and below market leases	479	201
Amortization of deferred loan costs	1,815	1,626
Amortization of senior notes discount	136	128
Equity-based compensation expense	6,815	5,250
Bad debt expense	1,105	808
Deferred tax benefit	(2,979)	(5,059)
Changes in operating assets and liabilities
Rents and other receivables, net	(3,599)	(9,834)
Prepaid expenses	(1,957)	(1,966)
Other assets	(595)	(479)
Accounts payable and accrued liabilities	(7,640)	5,390
Advance rents, security deposits and other liabilities	5,745	1,484
Deferred income	1,440	1,351
Net cash provided by operating activities	77,384	68,502

Cash flow from investing activities:
Acquisitions, net of cash acquired	(5,019)	(122,981)
Additions to property and equipment	(139,818)	(149,303)
Net cash used in investing activities	(144,837)	(272,284)

Cash flow from financing activities:
Credit facility proceeds	109,000	231,000
Debt repayment	—	(259,002)
Debt proceeds	1,920	—
Payment of deferred financing costs	(38)	—
Payment of cash dividends	(35,958)	(28,104)
Partnership distributions	(5,087)	(4,724)
Proceeds from exercise of stock options	662	666
Payment of tax withholdings related to equity based awards	(2,464)	(1,301)
Principal payments on capital lease obligations	(6,547)	(6,454)
Mortgage principal debt repayments	(22)	—
Equity proceeds, net of issuance costs	39,011	275,673
Net cash provided by financing activities	100,477	207,754

Net increase in cash and cash equivalents	33,024	3,972
Cash and cash equivalents, beginning of period	9,580	8,804
Cash and cash equivalents, end of period	$42,604	$12,776

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW (continued)

(unaudited and in thousands)

For the six months ended June 30, 2017 and 2016

	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$11,517	$9,001
Noncash investing and financing activities:
Accrued capital additions	$46,894	$16,988
Increase in other liabilities related to change in fair value of interest rate swaps	$1,499	$—
Accrued equity issuance costs	$—	$10

Acquisitions, net of cash acquired:
Land	$5,019	$7,439
Buildings, improvements and equipment	—	78,370
Construction in Progress	—	13,900
Rents and other receivables, net	—	(2,033)
Acquired intangibles	—	36,368
Deferred costs	—	4,084
Prepaid expenses	—	479
Goodwill	—	(7,895)
Other assets	—	303
Accounts payable and accrued liabilities	—	(922)
Advance rents, security deposits and other liabilities	—	(1,102)
Deferred income	—	35
Deferred income taxes	—	(6,045)
Total acquisitions, net of cash acquired	$5,019	$122,981

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

The Operating Partnership is a Delaware limited partnership formed on August 5, 2009 and is QTS’ historical predecessor. As of June 30, 2017, QTS owned approximately 87.8% of the interests in the Operating Partnership. Substantially all of QTS’ assets are held by, and QTS’ operations are conducted through, the Operating Partnership. QTS’ interest in the Operating Partnership entitles QTS to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to QTS’ percentage ownership. As the sole general partner of the Operating Partnership, QTS generally has the exclusive power under the partnership agreement of the Operating Partnership to manage and conduct the Operating Partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners. QTS’ board of directors manages the Company’s business and affairs.

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

The interim consolidated financial statements of QTS Realty Trust, Inc. for the three and six months ended June 30, 2017 and 2016, and as of June 30, 2017 and December 31, 2016 present the accounts of QTS Realty Trust, Inc. and its majority owned subsidiaries. This includes the operating results of the Operating Partnership for all periods presented.

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

Reclassifications – The consolidated statement of cash flows for the six months ended June 30, 2016 reflects a reclassification of $0.7 million from  “Payment of Tax Withholdings related to Equity Based Awards” to “Proceeds from Exercise of Stock Options” in accordance with the Company’s adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting as of January 1, 2017 with retrospective application of this provision.

Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation for real estate assets is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. For the three months ended June 30, 2017, depreciation expense related to real estate assets and non-real estate assets was $22.0 million and $3.5 million, respectively, for a total of $25.5 million.  For the three months ended June 30, 2016, depreciation expense related to real estate assets and non-real estate assets was $19.5 million and $3.1 million, respectively, for a total of $22.6 million. For the six months ended June 30, 2017, depreciation expense related to real estate assets and non-real estate assets was $43.4 million and $7.1 million, respectively, for a total of $50.5 million.  For the six months ended June 30, 2016, depreciation expense related to real estate assets and non-real estate assets was $37.2 million and $6.1 million, respectively, for a total of $43.3 million. The Company capitalizes certain development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset is ready for its intended use. Capitalization of such costs, excluding interest, aggregated to $3.4 million and $3.9 million for the three months ended June 30, 2017 and 2016, respectively, and $5.9 million and $6.3 million for the six months ended June 30, 2017 and 2016, respectively. Interest is capitalized during the period of development by first applying the Company’s actual borrowing rate on the related asset and second, to the extent necessary, by applying the Company’s weighted average effective borrowing rate to the actual development and other costs expended during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $3.2 million and $3.2 million for the three months ended June 30, 2017 and 2016, respectively, and $6.3 million and $5.9 million for the six months ended June 30, 2017 and 2016, respectively.

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

In developing estimates of fair value of acquired assets and assumed liabilities, management analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets and market rate assumptions for contractual obligations. Such a valuation requires management to make significant estimates and assumptions, particularly with respect to the intangible assets.

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

See Note 3 for discussion of the final purchase price allocation for the Piscataway, New Jersey facility (the “Piscataway facility”) that the Company acquired on June 6, 2016 as well as the preliminary purchase price allocation for the Fort Worth, Texas facility (the “Fort Worth facility”) that the Company acquired on December 16, 2016.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill – The Company reviews its long-lived assets and intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. No impairment losses were recorded for the three and six months ended June 30, 2017 and 2016, respectively.

The fair value of goodwill is the consideration transferred which is not allocable to identifiable intangible and tangible assets. Goodwill is subject to at least an annual assessment for impairment. As a result of the Carpathia Hosting, Inc. (“Carpathia”) acquisition, the Company recognized approximately $173.8 million in goodwill. In connection with the goodwill impairment evaluation that the Company performed on October 1, 2016, the Company determined qualitatively that there were no indicators of impairment, thus it did not perform a quantitative analysis.

Cash and Cash Equivalents – The Company considers all demand deposits and money market accounts purchased with a maturity date of three months or less at the date of purchase to be cash equivalents. The Company’s account balances at one or more institutions periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is concentration of credit risk related to amounts on deposit in excess of FDIC coverage. The Company mitigates this risk by depositing a majority of its funds with several major financial institutions. The Company also has not experienced any losses and does not believe that the risk is significant.

Deferred Costs – Deferred costs, net, on the Company’s balance sheets include both financing costs and leasing costs.

Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Debt issuance costs related to revolving debt arrangements are deferred and presented as assets on the balance sheet; however, all other debt issuance costs are recorded as a direct offset to the associated liability. Amortization of debt issuance costs, including those costs presented as offsets to the associated liability in the consolidated balance sheet, was $0.9 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and $1.8 million and $1.6 million for the six months ended June 30, 2017 and 2016, respectively. Deferred financing costs presented as assets on the balance sheet related to revolving debt arrangements, net of accumulated amortization, are as follows:

	June 30,	December 31,
(dollars in thousands)	2017	2016
	(unaudited)

Deferred financing costs	$7,131	$7,128
Accumulated amortization	(1,016)	(145)
Deferred financing costs, net	$6,115	$6,983

Deferred financing costs presented as offsets to the associated liabilities on the balance sheet related to fixed debt arrangements, net of accumulated amortization, are as follows:

	June 30,	December 31,
(dollars in thousands)	2017	2016
	(unaudited)

Deferred financing costs	$12,813	$12,779
Accumulated amortization	(3,604)	(2,660)
Deferred financing costs, net	$9,209	$10,119

Deferred leasing costs consist of external fees and internal costs incurred in the successful negotiations of leases and are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $4.5 million and $3.6 million for the three months ended June 30, 2017 and 2016, respectively, and $8.7 million and $7.1 million for the six months ended June 30, 2017 and 2016, respectively. Deferred leasing costs, net of accumulated amortization, are as follows:

	June 30,	December 31,
(dollars in thousands)	2017	2016
	(unaudited)

Deferred leasing costs	$50,287	$50,026
Accumulated amortization	(18,250)	(18,502)
Deferred leasing costs, net	$32,037	$31,524

Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. The Company records this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $23.4 million and $22.0 million as of June 30, 2017 and December 31, 2016, respectively. Additionally, $2.4 million and $2.3 million of deferred income was amortized into revenue for the three months ended June 30, 2017 and 2016, respectively, and $5.1 million and $4.2 million for the six months ended June 30, 2017 and 2016, respectively.

Equity-based Compensation – All equity-based compensation is measured at fair value on the grant date, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as a liability or as equity in the consolidated balance sheets. Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification. Equity-based compensation expense was $3.7 million and $3.2  million for the three months ended June 30, 2017 and 2016, respectively, and $6.8 million and $5.3 million for the six months ended June 30, 2017 and 2016, respectively.

Rental Revenue – The Company, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $19.7 million and $17.3 million as of June 30, 2017 and December 31, 2016, respectively. Rental revenue also includes amortization of set-up fees which are amortized over the term of the respective lease as discussed above.

Cloud and Managed Services Revenue – The Company may provide both its cloud product and use of its managed services to its customers on an individual or combined basis. Service fee revenue is recognized as the revenue is earned, which generally coincides with the services being provided.

Allowance for Uncollectible Accounts Receivable – Rents receivable are recognized when due and are carried at cost, less an allowance for doubtful accounts. The Company records a provision for losses on rents receivable equal to the estimated uncollectible accounts, which is based on management’s historical experience and a review of the current status of the Company’s receivables. As necessary, the Company also establishes an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. The aggregate allowance for doubtful accounts was $5.0 million and $4.2 million as of June 30, 2017 and December 31, 2016, respectively.

Capital Leases and Lease Financing Obligations – The Company evaluates leased real estate to determine whether the lease should be classified as a capital or operating lease in accordance with U.S. GAAP.

The Company periodically enters into capital leases for certain equipment. In addition, through its acquisition of Carpathia Hosting, Inc. on June 16, 2015, the Company is party to capital leases for property and equipment, as well as financing obligations related to a sale-leaseback transaction. The outstanding liabilities for the capital leases were $12.7 million and $18.1 million as of June 30, 2017 and December 31, 2016, respectively. The outstanding liabilities for the lease financing obligations were $19.4 million and $20.6 million as of June 30, 2017 and December 31, 2016, respectively.  The net book value of the assets associated with these leases was approximately $35.9 million and $41.5 million as of June 30, 2017 and December 31, 2016, respectively. Depreciation related to the associated assets is included in depreciation and amortization expense in the Statements of Operations.

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

Customer Concentrations – As of June 30, 2017, one of the Company’s customers represented 12.8% of its total monthly rental revenue. No other customers exceeded 5% of total monthly rental revenue.

As of June 30, 2017, five of the Company’s customers exceeded 5% of total accounts receivable. In aggregate, these five customers accounted for approximately 51% of total accounts receivable. One of these five customers exceeded 10% of total accounts receivable.

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

A deferred tax benefit has been recognized in subsequent periods, including in the six months ended June 30, 2017, in connection with recorded operating losses. As of June 30, 2017, this taxable REIT subsidiary has a net deferred tax liability position primarily due to customer-based intangibles acquired as part of the Carpathia acquisition.

The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the taxable REIT subsidiary, tax law changes and future business acquisitions. The taxable REIT subsidiary’s effective tax rates were 39.1% and 38.2% for the six months ended June 30, 2017 and 2016, respectively.  The increase in the effective tax rate is primarily due to fluctuation in recorded operating losses of the taxable REIT subsidiary between the periods, and permanent book and tax differences.

Interest Rate Swaps – On April 2017, the Company entered into forward interest rate swap agreements with an aggregate notional amount of $400 million. The forward swap agreements effectively will fix the interest rate on $400 million of term loan borrowings from January 2, 2018 through the current maturity dates, which are December 17, 2021 and April 27, 2022 ($200 million of swaps allocated to each term loan).

The Company reflects its forward interest rate swap agrements,  which are designated as cash flow hedges, at fair value as either assets or liabilities on the consolidated balance sheets. The forward interest rate swap agreements currently qualify for hedge accounting whereby the Company records the effective portion of the gain or loss on the hedging instruments as a component of accumulated other comprehensive income or loss. Any ineffective portion of a derivative's change in fair value is immediately recognized within net income.

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

As of June 30, 2017, the Company valued its interest rate swaps which were entered into in April 2017 utilizing Level 2 and Level 3 inputs. There were no financial assets or liabilities measured at fair value on a recurring basis on the consolidated balance sheets as of December 31, 2016. The Company’s purchase price allocations of Piscataway and Fort Worth are fair value estimates that utilized Level 3 inputs and are measured on a non-recurring basis. See Note 3 for further detail on these acquisitions.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the current revenue recognition requirements in ASC 605, Revenue Recognition. Under this new guidance, entities should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This ASU also requires enhanced disclosures. In April 2016, the FASB finalized amendments to the guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB finalized amendments to the guidance related to the assessment of collectibility, the definition of completed contracts at transition, and the measurement of the fair value of non-cash consideration at contract inception. The FASB also added new practical expedients for the presentation of sales taxes collected from customers and the accounting for contract modifications at transition. These amendments are not intended to change the core principles of the standard; however, they are intended to clarify important aspects of the guidance and improve its operability, as well as to address implementation issues. The amendments have the same effective date and transition requirements as the new revenue standard, which is effective for annual and interim periods beginning after December 15, 2017. Retrospective and modified retrospective application is allowed. The Company will adopt ASC Topic 606 effective January 1, 2018, and expects to elect the modified retrospective transition approach. The Company is currently evaluating the impact that the adoption of the standard will have on the consolidated financial statements.  As leasing arrangements are excluded from the scope of ASC Topic 606, the Company expects that the new revenue standard will affect its accounting policies related to non-lease components and is finalizing its analysis of those impacts. ASC Topic 606 also consolidates and simplifies the accounting for the Company’s cloud and managed services portfolio, and the Company is continuing to evaluate the other impacts of the revenue standard on its significant accounting policies and consolidated financial statements. The Company will disclose any changes to this analysis as identified.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current lease guidance in ASC 840, Leases. The core principle of Topic 842 requires lessees to recognize the assets and liabilities that arise from nearly all leases in the statement of financial position. Accounting applied by lessors will remain largely consistent with previous guidance, with additional changes set to align lessor accounting with the revised lessee model and the FASB’s revenue recognition guidance in Topic 606. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, early adoption is permitted. The standard requires a modified retrospective transition approach. The Company is in the process of evaluating the impact of ASC Topic 842 including the Company’s expected timeline for adoption, which will be either effective as of January 1, 2019 or concurrently with ASC Topic 606. As part of this analysis the Company is analyzing its lease portfolio as lessor and lessee and evaluating systems to comply with the standard’s retrospective adoption requirements. The new lease standard more narrowly defines initial direct costs as only costs that are incremental at the signing of a lease. As the Company does not currently capitalize material non-incremental costs, it expects the impact of this change to be immaterial to the financial statements. As lessee the Company does not anticipate the classification of its leases to change but it will recognize a new initial lease liability and right-of-use asset on the consolidated balance sheet for all operating leases which is expected to be material to our consolidated balance sheet. The Company will disclose any changes to this analysis as identified.

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

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. Under current U.S. GAAP, the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, but the guidance can only be adopted in the first interim period of a fiscal year. The Company is currently assessing the impact of this standard on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. As a result of this new guidance, acquisitions may now be more likely to result in a transaction being classified as an asset purchase rather than a business combination.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). The guidance will be applied prospectively and is effective for calendar year-end public companies in 2020, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company does not expect the provisions of the standard will have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The provisions in the update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance seeks to provide clarity and reduce both diversity in practice and cost and complexity when changing the terms or conditions of a share-based payment award. The guidance will be applied prospectively and is effective for all entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements.

3. Acquisitions

Fort Worth Acquisition

On December 16, 2016, the Company completed the acquisition of the Fort Worth facility for approximately $50.1 million. This facility is located in Fort Worth, Texas, and consists of 53 acres and approximately 262,000 gross square feet. This facility has a basis of design of 80,000 square feet, 8 gross MW of current available power with an additional 8 gross MW available for further expansion. This acquisition was funded with a draw on the unsecured revolving credit facility.

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

The following table summarizes the consideration for the Fort Worth facility and the preliminary allocation of the fair value of assets acquired and liabilities assumed at the acquisition date (unaudited and in thousands). This allocation is subject to change pending the final valuation of these assets and liabilities:

	Fort Worth Allocation as of June 30, 2017	Original Allocation Reported as of December 31, 2016	Adjusted Fair Value
Land	$136	$136	$—
Buildings and improvements	610	610	—
Construction in progress	48,987	48,984	3
Acquired intangibles	237	240	(3)
Deferred costs	23	23	—
Other assets	7	7	—
Net Working Capital	86	86	—
Total identifiable assets acquired	$50,086	$50,086	$—

No changes were recorded to the preliminary allocation of the fair value of assets acquired and liabilities assumed during the three months ended June 30, 2017.

Piscataway Acquisition

On June 6, 2016, the Company completed the acquisition of the Piscataway facility. This facility is located in the New York metro area on 38 acres and consists of 360,000 gross square feet, including approximately 89,000 square feet of raised floor, and approximately 18 MW of critical power. The Piscataway facility supports future growth with space for an additional approximately 87,000 square feet of raised floor in the existing structure, as well as capacity for over 8 MW of additional critical power. This acquisition was funded with a draw on the unsecured revolving credit facility.

The Company accounted for this acquisition in accordance with ASC 805, Business Combinations, as a business combination. The Company is generally valuing the assets acquired and liabilities assumed using Level 3 inputs.

In June 2017, the Company finalized the Piscataway purchase price allocation. The following table summarizes the Piscataway acquisition and the final allocation of the fair value of assets acquired and liabilities assumed at the acquisition date (unaudited and in thousands):

	Final Piscataway Allocation as of June 30, 2017	Original Allocation Reported as of June 30, 2016	Adjusted Fair Value
Land	$7,466	$7,440	$26
Buildings and improvements	80,366	78,370	1,996
Construction in progress	13,900	13,900	—
Acquired intangibles	19,581	21,668	(2,087)
Deferred costs	4,390	4,084	306
Other assets	106	106	—
Total identifiable assets acquired	125,809	125,568	241

Acquired below market lease	809	568	241
Net working capital	2,019	2,019	—
Total liabilities assumed	2,828	2,587	241

Net identifiable assets acquired	$122,981	$122,981	$—

No changes were recorded to the preliminary allocation of the fair value of assets acquired and liabilities assumed during the three months ended June 30, 2017.

4. Acquired Intangible Assets and Liabilities

Summarized below are the carrying values for the major classes of intangible assets and liabilities (unaudited and in thousands):

		June 30, 2017			December 31, 2016
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	1 to 12 years	$95,705	$(16,485)	$79,220	$95,705	$(12,358)	$83,347
In-Place Leases	0.5 to 10 years	32,066	(10,213)	21,853	32,066	(7,197)	24,869
Solar Power Agreement (1)	17 years	13,747	(2,426)	11,321	13,747	(2,022)	11,725
Platform Intangible	3 years	9,600	(6,533)	3,067	9,600	(4,933)	4,667
Acquired Favorable Leases	0.5 to 8 years	4,649	(1,716)	2,933	4,652	(1,013)	3,639
Tradenames	3 years	3,100	(2,110)	990	3,100	(1,593)	1,507
Total Intangible Assets		$158,867	$(39,483)	$119,384	$158,870	$(29,116)	$129,754

Solar Power Agreement (1)	17 years	13,747	(2,426)	11,321	13,747	(2,022)	11,725
Acquired Unfavorable Leases
Acquired below market leases - as Lessor	3 to 4 years	809	(256)	553	809	(138)	671
Acquired above market leases - as Lessee	11 to 12 years	2,453	(442)	2,011	2,453	(334)	2,119
Total Intangible Liabilities (2)		$17,009	$(3,124)	$13,885	$17,009	$(2,494)	$14,515

(1)	Amortization related to the Solar Power Agreement asset and liability is recorded at the same rate and therefore has no net impact on the statement of operations.
(2)	Intangible liabilities are included within the “Advance rents, security deposits and other liabilities” line item of the consolidated balance sheets.

Above or below market leases are amortized as a reduction to or increase in rental revenue as well as a reduction to rent expense in the case of the Company as lessee over the remaining lease terms. The net effect of amortization of acquired above‑market and below‑market leases resulted in a net decrease in rental revenue of $0.2 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively. The net effect of amortization of acquired above‑market and below‑market leases resulted in a net decrease in rental revenue of $0.5 million and less than $0.1 million for the six months ended June 30, 2017 and 2016, respectively. The estimated amortization of acquired favorable and unfavorable leases for each of the five succeeding fiscal years ending December 31 is as follows (unaudited and in thousands):

	Net Rental Revenue Decreases	Rental Expense Decreases
2017 (July - December)	$493	$108
2018	682	216
2019	479	216
2020	647	216
2021	46	216
Thereafter	33	1,039
Total	$2,380	$2,011

Net amortization of all other identified intangible assets and liabilities was $4.6 million and $4.1 million for the three months ended June 30, 2017 and 2016, respectively. Net amortization of all other identified intangible assets and liabilities was $9.3 million and $8.6 million for the six months ended June 30, 2017 and 2016, respectively. The estimated net amortization of all other identified intangible assets and liabilities for each of the five succeeding fiscal years ending December 31 is as follows (unaudited and in thousands):

2017 (July - December)	$8,916
2018	14,574
2019	11,965
2020	11,379
2021	10,137
Thereafter	48,159
Total	$105,130

5. Real Estate Assets and Construction in Progress

The following is a summary of properties owned or leased by the Company as of June 30, 2017 and December 31, 2016 (in thousands):

As of June 30, 2017 (unaudited):

Property Location	Land	Buildings, Improvements and Equipment	Construction in Progress	Total Cost

Atlanta, Georgia (Atlanta-Metro)	$20,416	$441,876	$29,982	$492,274
Richmond, Virginia	2,180	238,180	74,191	314,551
Irving, Texas	8,606	245,887	65,181	319,674
Suwanee, Georgia (Atlanta-Suwanee)	3,521	168,544	2,263	174,328
Chicago, Illinois	9,400	80,426	107,764	197,590
Leased Facilities *	1,130	121,989	10,360	133,479
Piscataway, New Jersey	7,466	82,545	33,353	123,364
Santa Clara, California **	—	97,959	8,709	106,668
Sacramento, California	1,481	62,247	1,792	65,520
Princeton, New Jersey	20,700	32,782	537	54,019
Fort Worth, Texas	9,079	17,440	29,147	55,666
Other ***	2,213	35,379	170	37,762
	$86,192	$1,625,254	$363,449	$2,074,895

*     Includes 13 facilities. All facilities are leased, including those subject to capital leases. During the quarter ended March 31, 2017, the Company moved its Jersey City, NJ facility to the “Leased facilities” line item.

**Owned facility subject to long-term ground sublease.

***Consists of Miami, FL; Lenexa, KS and Overland Park, KS facilities. During the quarter ended June 30, 2017, fixed assets and the associated accumulated depreciation related to the Duluth, GA facility (comprised of $1.9 million of land, $8.7 million of buildings, improvements, and equipment, and $0.1 million of construction in progress) were moved from Real Estate Assets, net to Other assets, net on the Consolidated Balance Sheet as the facility was transitioned to corporate office space.

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

**Owned facility subject to long-term ground sublease.

***Consists of Miami, FL; Lenexa, KS; Overland Park, KS; and Duluth, GA facilities.

6.  Debt

Below is a listing of the Company’s outstanding debt, including capital leases and lease financing obligations, as of June 30, 2017 and December 31, 2016 (in thousands):

	Weighted Average
	Coupon Interest Rate at		June 30,	December 31,
	June 30, 2017	Maturities	2017	2016
	(unaudited)		(unaudited)
Unsecured Credit Facility
Revolving Credit Facility	2.64%	December 17, 2020	$248,000	$139,000
Term Loan I	2.55%	December 17, 2021	300,000	300,000
Term Loan II	2.55%	April 27, 2022	200,000	200,000
Senior Notes	5.88%	August 1, 2022	300,000	300,000
Lenexa Mortgage	4.10%	May 1, 2022	1,898	—
Capital Lease and Lease Financing Obligations	3.73%	2017 - 2025	32,161	38,708
	3.53%		1,082,059	977,708
Less discount and net debt issuance costs			(10,835)	(11,882)
Total outstanding debt, net			$1,071,224	$965,826

Credit Facility, Senior Notes and Mortgage Notes Payable

(a) Unsecured Credit Facility – In December 2016, the Company amended and restated its unsecured credit facility, increasing the total capacity to $1.2 billion and extending the term.  The amended unsecured credit facility includes a $300 million term loan which matures on December 17, 2021, a $200 million term loan which matures on April 27, 2022, and a $700 million revolving credit facility which matures on December 17, 2020, with a one year extension option. Amounts outstanding under the amended unsecured credit facility bear interest at a variable rate equal to, at the Company’s election, LIBOR or a base rate, plus a spread that will vary depending upon the Company’s leverage ratio. For revolving credit loans, the spread ranges from 1.55% to 2.15% for LIBOR loans and 0.55% to 1.15% for base rate loans. For term loans, the spread ranges from 1.50% to 2.10% for LIBOR loans and 0.50% to 1.10% for base rate loans. The amended unsecured credit facility also includes a $300 million accordion feature.

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

As of June 30, 2017, the Company had outstanding $748 million of indebtedness under the amended unsecured credit facility, consisting of $248 million of outstanding borrowings under the unsecured revolving credit facility and $500 million outstanding under the term loans, exclusive of net debt issuance costs of $3.7 million. In connection with the unsecured credit facility, as of June 30, 2017, the Company had additional letters of credit outstanding aggregating to $2.1 million. As of June 30, 2017, the weighted average interest rate for amounts outstanding under the unsecured credit facility was 2.58%.

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

(b) Senior Notes – On July 23, 2014, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the notes described below (collectively, the “Issuers”), issued $300 million aggregate principal amount of 5.875% Senior Notes due 2022 (the “Senior Notes”). The Senior Notes have an interest rate of 5.875% per annum, were issued at a price equal to 99.211% of their face value and mature on August 1, 2022. The proceeds from the offering were used to repay amounts outstanding under the unsecured credit facility, including $75 million outstanding under the term loan.  As of June 30, 2017, the discount recorded on the Senior Notes was $1.6 million and the outstanding net debt issuance costs associated with the Senior Notes were $5.5 million.

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

(c) Lenexa Mortgage – On March 8, 2017, the Company entered into a $1.9 million mortgage loan secured by its Lenexa facility. This mortgage has a fixed rate of 4.1%, with periodic principal payments due monthly and a balloon payment of $1.6 million in May 2022. As of June 30, 2017, the outstanding balance under the Lenexa mortgage was $1.9 million.

The annual remaining principal payment requirements as of June 30, 2017 per the contractual maturities and excluding extension options, capital leases and lease financing obligations, are as follows (unaudited and in thousands):

2017 (July - December)	$26
2018	65
2019	68
2020	248,071
2021	300,074
Thereafter	501,594
Total	$1,049,898

As of June 30, 2017, the Company was in compliance with all of its covenants.

Capital Leases

The Company has historically entered into capital leases for certain equipment.  In addition, through its acquisition of Carpathia on June 16, 2015, the Company acquired capital leases of both equipment and certain properties. Total outstanding liabilities for capital leases were $12.7 million as of June 30, 2017, of which $8.5 million were assumed through the Carpathia acquisition, all of which was related to the lease of real property.  Carpathia had entered into capital lease arrangements for datacenter space under two lease agreements expiring in 2018 and 2019 at its

Harrisonburg, Virginia and Ashburn, Virginia locations. Total recurring monthly payments range from approximately $0.2 million to $0.5 million during the terms of the leases, in addition to payments made for utilities. Depreciation related to the associated assets for the capital leases is included in depreciation and amortization expense in the Statements of Operations.

Lease Financing Obligations

Through the acquisition of Carpathia, the Company assumed lease financing obligations totaling $19.4 million at June 30, 2017, of which $18.2 million related to a sale-leaseback transaction where Carpathia has continuing involvement. On December 23, 2011, Carpathia sold the shell of a building and the associated land to an unrelated third party. Carpathia leases the property back and is a party to an agreement with the same third party that constructed a new building on the adjoining property for use as a data center. Carpathia is primarily responsible for financing the improvements and outfitting the building with the necessary equipment. The third party leases back the new building in stages to Carpathia as the various stages are completed. In accordance with ASC 840-40, Leases, Carpathia has continuing involvement with the related leased assets; therefore, the Company will continue to account for the existing building shell and the associated land as fixed assets and will capitalize the construction costs of the new building. The financing obligation related to the building and equipment was $16.8 million at June 30, 2017. In addition, due to Carpathia’s continuing involvement, it was required to defer a gain on the sale of the assets. The deferred gain was $1.4 million at June 30, 2017, and is also included in lease financing obligations.

The financing obligation is reduced as rental payments are made on the existing building, which include amounts attributable to both principal and interest.  Depreciation expense on the related asset is included in depreciation and amortization expense in the Statements of Operations.

The Company, through its acquisition of Carpathia, also has a lease financing agreement in connection with a $4.8 million tenant improvement allowance on one of its data center lease agreements. The financing requires monthly payments of principal and interest of less than $0.1 million through February 2019. The outstanding balance on the financing agreement was $1.2 million as of June 30, 2017. Depreciation expense on the related leasehold improvements is included in depreciation and amortization expense in the Statements of Operations.

The following table summarizes the Company’s combined future payment obligations, excluding interest, as of June 30, 2017, on the capital leases and lease financing obligations above (unaudited and in thousands):

2017 (July - December)	$6,397
2018	9,370
2019	2,844
2020	2,190
2021	2,388
Thereafter	8,972
Total	$32,161

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

As of June 30, 2017, the Operating Partnership had two classes of limited partnership units outstanding: Class A units of limited partnership interest (“Class A units”) and Class O LTIP units of limited partnership units (“Class O units”). The Class A units are now redeemable at any time for cash or shares of Class A common stock of QTS. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). Class O units may be subject to vesting and are pari passu with Class A units. Each Class O unit is convertible into Class A units by the Operating Partnership at any time or by the holder at any time following full vesting (if such unit is subject to vesting) based on formulas contained in the partnership agreement.

QTS Realty Trust, Inc.

In connection with its initial public offering (“IPO”), QTS issued Class A common stock and Class B common stock. Class B common stock entitles the holder to 50 votes per share and was issued to enable the Company’s Chief Executive Officer to exchange 2% of his Operating Partnership units so he may have a vote proportionate to his economic interest in the Company. Also in connection with its IPO, QTS adopted the QTS Realty Trust, Inc. 2013 Equity Incentive plan (the “2013 Equity Incentive Plan”), which authorized 1,750,000 shares of Class A common stock to be issued under the plan, including options to purchase Class A common stock, restricted Class A common stock, Class O units, and Class RS LTIP units of limited partnership interest. In May 2015, the total number of shares available for issuance under the 2013 Equity Incentive Plan was increased to 4,750,000.

The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the six months ended June 30, 2017 (unaudited):

	2010 Equity Incentive Plan			2013 Equity Incentive Plan
	Number of Class O units	Weighted average exercise price	Weighted average fair value	Options	Weighted average exercise price	Weighted average fair value	Restricted Stock		Weighted average grant date value
Outstanding at December 31, 2016	1,134,811	$24.06	$3.62	1,058,297	$31.72	$6.51	414,691		$40.67
Granted	—	—	—	468,875	50.66	10.32	227,188		50.66
Exercised/Vested (1)	(48,276)	21.09	5.54	(24,875)	25.33	4.87	(110,343)	(1)	41.96
Cancelled/Expired (2)	—	—	—	(2,000)	37.69	8.77	(54,263)		41.33
Outstanding at June 30, 2017	1,086,535	$24.19	$3.53	1,500,297	$37.74	$7.72	477,273		$45.05

(1)

This represents Class O units which were converted to Class A units and options to purchase Class A common stock which were exercised for their respective columns. This also represents the Class A common stock that has been released from restriction and which was not surrendered by the holder to satisfy their federal and state tax obligations associated with the vesting of restricted common stock.

(2)	Includes restricted Class A common stock surrendered by certain employees to satisfy their federal and state tax obligations associated with the vesting of restricted common stock.

The assumptions and fair values for Class O units, restricted stock and options to purchase shares of Class A common stock granted for the six months ended June 30, 2017 are included in the following table on a per unit basis (unaudited). Class O units and options to purchase shares of Class A common stock were valued using the Black-Scholes model.

Six Months Ended June 30, 2017
Fair value of restricted stock granted	$48.63 - $50.66
Fair value of options granted	$10.11 - $10.36
Expected term (years)	5.5 - 5.9
Expected volatility	28%
Expected dividend yield	3.08%
Expected risk-free interest rates	2.12% - 2.18%

The following table summarizes information about awards outstanding as of June 30, 2017 (unaudited).

	Operating Partnership Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Class O Units	$20.00 - 25.00	1,086,535	—
Total Operating Partnership awards outstanding		1,086,535

	QTS Realty Trust, Inc. Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Restricted stock	$—	477,273	2.0
Options to purchase Class A common stock	$21.00 - 50.66	1,500,297	1.1
Total QTS Realty Trust, Inc. awards outstanding		1,977,570

As of June 30, 2017, there were no Class RS units outstanding. Any remaining nonvested awards are valued as of the grant date and generally vest ratably over a defined service period. As of June 30, 2017 there were approximately 0.5 million and 0.6 million nonvested restricted Class A common stock and options to purchase Class A common stock outstanding, respectively. As of June 30, 2017 the Company had $25.3 million of unrecognized equity-based compensation expense which will be recognized over a remaining weighted-average vesting period of 1.3 years. The total intrinsic value of the awards outstanding at June 30, 2017 was $77.7 million.

Dividends and Distributions

The following tables present quarterly cash dividends and distributions paid to QTS’ common stockholders and the Operating Partnership’s unit holders for the six months ended June 30, 2017 and 2016 (unaudited):

Six Months Ended June 30, 2017
Record Date	Payment Date	Per Common Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
March 16, 2017	April 5, 2017	$0.39	$21.4
December 16, 2016	January 5, 2017	0.36	19.7
			$41.1

Six Months Ended June 30, 2016
Record Date	Payment Date	Per Common Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
March 18, 2016	April 5, 2016	$0.36	$17.4
December 17, 2015	January 6, 2016	0.32	15.4
			$32.8

Additionally, on July 6, 2017, the Company paid its regular quarterly cash dividend of $0.39 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on June 16, 2017.

Equity Issuances

In March 2017, the Company established an “at-the-market” equity offering program (the “ATM Program”) pursuant to which the Company may issue, from time to time, up to $300 million of its Class A common stock. Pursuant to this ATM Program, during the three months ended June 30, 2017, the Company issued 746,349 shares of QTS’ Class A common stock at a weighted average price of $53.60 per share which generated net proceeds of approximately $39 million.

QTS Realty Trust, Inc. Employee Stock Purchase Plan

In June 2015, the Company established the QTS Realty Trust, Inc. Employee Stock Purchase Plan (the “2015 Plan”) to give eligible employees the opportunity to purchase, through payroll deductions, shares of the Company’s Class A common stock in the open market by an independent broker with the Company paying the brokerage commissions and fees associated with such share purchases. The 2015 Plan became effective July 1, 2015. The Company reserved 250,000 shares of its Class A common stock for purchase under the 2015 Plan, which were registered pursuant to a registration statement on Form S-8 filed on June 17, 2015.

On May 4, 2017, the stockholders of the Company approved an amendment and restatement of the Plan (the “2017 Plan”). The 2017 Plan became effective July 1, 2017 and is administered by the Compensation Committee of the board of directors (or by a committee of one or more persons appointed by it or the board of directors). The 2017 Plan permits participants to purchase the Company’s Class A common stock at a discount of up to 10% (as determined by the Compensation Committee). Employees of the Company and its majority-owned subsidiaries who have been employed for at least thirty days and who perform at least thirty hours of service per week for the Company are eligible to participate in the 2017 Plan, excluding any employee who, after exercising his or her rights to purchase shares under the 2017 Plan, would own shares representing five percent or more of the total combined voting power or value of all classes of shares of the Company, or who is a Section 16 officer. Under the 2017 Plan, there are four purchase periods per year, and participants may deduct a minimum of $20 per paycheck and a maximum of $1,000 per paycheck towards the purchase of shares. Shares purchased under the 2017 Plan are subject to a one-year holding period following the purchase date, during which they may not be sold or transferred.

9. Related Party Transactions

The Company periodically executes transactions with entities affiliated with its Chairman and Chief Executive Officer. Such transactions include automobile, furniture and equipment purchases as well as building operating lease payments and receipts, and reimbursement for the use of a private aircraft service by the Company’s officers and directors.

The transactions which occurred during the three and six months ended June 30, 2017 and 2016 are outlined below (unaudited and in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Tax, utility, insurance and other reimbursement	$206	$192	$349	$372
Rent expense	254	254	508	507
Capital assets acquired	119	87	352	167
Total	$579	$533	$1,209	$1,046

10. Noncontrolling Interest

Concurrently with the completion of the IPO, QTS consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership as of the date of the IPO.

Commencing at any time beginning November 1, 2014, at the election of the holders of the noncontrolling interest, the Class A units of the Operating Partnership are redeemable for cash or, at the election of the Company, Class A common stock of the Company on a one-for-one basis. As a result of these redemptions of Class A units into Class A common stock and the issuance of additional common stock, the noncontrolling ownership interest of QualityTech, LP, was 12.2% at June 30, 2017.

11. Earnings per share of QTS Realty Trust, Inc.

Basic income per share is calculated by dividing the net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted income per share adjusts basic income per share for the effects of potentially dilutive common shares.

The computation of basic and diluted net income per share is as follows (in thousands, except per share data, and unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income available to common stockholders - basic	$4,040	$5,100	$8,917	$10,989
Effect of net income attributable to noncontrolling interests and income allocated to participating securities	356	707	814	1,677
Net income available to common stockholders	$4,396	$5,807	$9,731	$12,666
Denominator:
Weighted average shares outstanding - basic	47,666	47,783	47,562	44,538
Effect of Class A and Class RS partnership units	6,783	6,794	6,783	6,797
Effect of Class O units and options to purchase Class A common stock and restricted Class A common stock on an "as if" converted basis *	1,009	998	991	939
Weighted average shares outstanding - diluted	55,458	55,575	55,336	52,274

Basic net income per share	$0.08	$0.11	$0.18	$0.25

Diluted net income per share	$0.08	$0.10	$0.17	$0.24

*	The Class A units, Class RS units and Class O units represent limited partnership interests in the Operating Partnership, and are described in more detail in Note 8.

No securities were antidilutive for the three and six months ended June 30, 2017 and 2016, and as such, no securities were excluded from the computation of diluted net income per share for those periods.

12. Customer Leases, as Lessor

Future minimum lease payments to be received under non-cancelable operating customer leases (inclusive of payments for contracts which have not yet commenced, and exclusive of recoveries of operating costs from customers) are as follows for the years ending December 31 (unaudited and in thousands):

2017 (July - December)	$178,913
2018	286,430
2019	191,087
2020	130,792
2021	102,236
Thereafter	126,347
Total	$1,015,805

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

Interest rate swaps: The effective portion of changes in the fair value of the Company’s interest rate swaps, which are derivatives designated and that qualify as cash flow hedges, is recorded in accumulated other comprehensive income or loss on the condensed consolidated balance sheets and statement of comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. There was no ineffectiveness recognized for the three and six months ended June 30, 2017, therefore the entire $1.5 million unrealized loss related to the interest rate swaps was recorded in accumulated other comprensive loss. No amounts were recorded in other comprehensive income or loss on the consolidated financial statements as of and for the three and six months ended June 30, 2016. The $1.5 million interest rate swap liability as of June 30, 2017 is recorded within the condensed consolidated balance sheet as Advance rents, security deposits and other liabilities.

The Company valued its interest rate swaps utilizing Level 2 and Level 3 inputs. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The majority of the inputs used to determine the fair value of the interest rate swaps fall within Level 2 of the fair value hierarchy while certain credit valuation adjustments to the fair value utilize Level 3 inputs such as estimates of current credit spreads to evaluate the likelihood of default by the Compay and its counterparties. However, as of June 30, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2017 or December 31, 2016.

Credit facility and Senior Notes: The Company’s unsecured credit facility did not have interest rates which were materially different than current market conditions and therefore, the fair value approximated the carrying value.  The fair value of the Company’s Senior Notes was estimated using Level 2 “significant other observable inputs,” primarily based on quoted market prices for the same or similar issuances. At June 30, 2017, the fair value of the Senior Notes was approximately $311.8 million.

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

14. Subsequent Events

On July 6, 2017, the Company paid its regular quarterly cash dividend of $0.39 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on June 16, 2017.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the financial condition and results of operations of QTS Realty Trust, Inc. (“QTS”), which includes the operations of QualityTech, LP (the “Operating Partnership”), for the three and six months ended June 30, 2017 and 2016. You should read the following discussion and analysis in conjunction with QTS’ and the Operating Partnership’s accompanying consolidated financial statements and related notes contained elsewhere in this Form 10-Q. We believe it is important for investors to understand the few differences between the financial statements of QTS and the Operating Partnership. See “Explanatory Note” for an explanation of these few differences. Since the financial data presented in this Item 2 does not contain any differences between QTS and the Operating Partnership, all periods presented reflect the operating results of both QTS and the Operating Partnership.

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

As of June 30, 2017, QTS owned an approximate 87.8% ownership interest in the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.

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

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of June 30, 2017, only five of our more than 1,100 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 12.8% of our MRR and the next largest customer accounting for only 4.0% of our MRR. In addition, approximately 60% of our MRR was attributable to customers who use more than one of our 3C products.

Our Portfolio

We develop and operate 25 data centers located throughout the United States, Canada, Europe and Asia, containing an aggregate of approximately 5.7 million gross square feet of space (approximately 92% of which is wholly owned by us), including approximately 2.5 million “basis-of-design” raised floor square feet, which represents the total data center raised floor potential of our existing data center facilities. This represents the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the configuration that we deploy. We build out our data center facilities for both general use (colocation) and for executed leases that require significant amounts of space and power, depending on the needs of each facility at that time. As of June 30, 2017, this space included approximately 1,396,000 raised floor operating net rentable square feet, or NRSF, plus approximately 1.1 million square feet of additional raised floor in our development pipeline, of which approximately 103,000 NRSF is expected to become operational by December 31, 2017. Of the total 1.1 million NRSF in our development pipeline, none was related to customer leases which had been executed but not yet commenced. Our facilities collectively have access to over 650 megawatts (“MW”) of gross utility power with 600 MW of available utility power. We believe such access to power gives us a competitive advantage in redeveloping data center space, since access to power is usually the most limiting and expensive component in data center redevelopment.

The following table presents an overview of the portfolio of operating properties that we own or lease, based on information as of June 30, 2017:

			Operating Net Rentable Square Feet (Operating NRSF) (3)
Property	Year Acquired (1)	Gross Square Feet (2)	Raised Floor (4)	Office & Other (5)	Supporting Infrastructure (6)	Total	% Occupied (7)	Annualized Rent (8)	Available Utility Power (MW) (9)	Basis of Design ("BOD") NRSF	Current Raised Floor as a % of BOD
Richmond, VA	2010	1,318,353	167,309	51,093	178,854	397,256	89.2%	$42,171,946	110	557,309	30.0%

Atlanta, GA (Metro)	2006	968,695	452,986	36,953	331,426	821,365	96.2%	$96,409,100	72	527,186	85.9%

Irving, TX	2013	698,000	143,160	6,981	133,823	283,964	94.6%	$36,997,507	140	275,701	51.9%

Princeton, NJ	2014	553,930	58,157	2,229	111,405	171,791	100.0%	$9,867,695	22	158,157	36.8%

Chicago, IL	2014	474,979	28,000	-	30,452	58,452	60.4%	$6,294,391	8	215,855	13.0%

Suwanee, GA	2005	369,822	205,608	8,697	107,128	321,433	85.4%	$60,233,369	36	205,608	100.0%

Piscataway, NJ	2016	360,000	88,820	14,311	91,851	194,982	83.3%	$13,170,584	111	176,000	50.5%

Fort Worth, TX	2016	261,836	10,600	-	19,438	30,038	100.0%	$1,776,000	50	80,000	13.3%

Santa Clara, CA*	2007	135,322	55,905	944	45,094	101,943	66.2%	$22,387,012	11	80,940	69.1%

Sacramento, CA	2012	92,644	54,595	2,794	23,916	81,305	44.6%	$11,310,457	8	54,595	100.0%

Leased facilities **	2006 & 2015	288,926	108,072	19,626	74,893	202,591	49.2%	$73,895,289	27	146,919	73.6%

Other ***	Misc.	147,435	22,380	49,337	30,074	101,791	65.4%	$5,775,966	5	22,380	100.0%

Total		5,669,942	1,395,592	192,965	1,178,354	2,766,911	87.0%	$380,289,315	600	2,500,650	55.8%

(1)	Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
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
(7)

Calculated as data center raised floor that is subject to a signed lease for which space is occupied (968,295 square feet as of June 30, 2017) divided by leasable raised floor based on the current configuration of the properties (1,112,994 square feet as of June 30, 2017), expressed as a percentage.

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

(9)	Represents installed utility power and transformation capacity that is available for use by the facility as of June 30, 2017.

*Subject to long term ground lease.

**Includes 13 facilities.  All facilities are leased, including those subject to capital leases. During the quarter ended March 31, 2017, the Company moved its Jersey City, NJ facility to the “Leased facilities” line item.

***Consists of Miami, FL; Lenexa, KS; Overland Park, KS; and Duluth, GA facilities. During the quarter ended March 31, 2017, the Company moved its Miami, FL facility to the “Other” line item.

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

Factors That May Influence Future Results of Operations and Cash Flows

Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of June 30, 2017, we had in place customer leases generating revenue for approximately 87% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental, cloud and managed services rates at our properties. Future economic downturns, regional downturns or downturns in the technology industry could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. Negative trends in one or more of these factors could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.

Leasing Arrangements. As of June 30, 2017, 36% of our MRR came from customers which individually occupied greater than or equal to 6,600 square feet of space (or approximately 1 MW of power), with the remaining 64% attributable to customers utilizing less than 6,600 square feet of space. As of June 30, 2017, approximately 43% of our MRR was attributable to the metered power model, the majority of which is comprised of customers that individually occupy greater than 6,600 square feet of space. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of June 30, 2017, the remaining approximately 57% of our MRR was attributable to the gross lease or managed service model. Under this model, the customer pays us a fixed amount on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers access more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease or managed service model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. These leases generally have a term of three years or less.

Scheduled Lease Expirations. Our ability to minimize rental churn and customer downgrades at renewal and renew, lease and re-lease expiring space will impact our results of operations and cash flows. Leases which have commenced billing representing approximately 9% and 30% of our total leased raised floor are scheduled to expire during the years ending December 31, 2017 (including all month-to-month leases) and 2018, respectively. These leases also represented approximately 22% and 29%, respectively, of our annualized rent as of June 30, 2017. Given that our average rent for larger contracts tend to be at or below market rent at expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.

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

Operating Expenses. Our operating expenses generally consist of direct personnel costs, utilities, property and ad valorem taxes, insurance and site maintenance costs and rental expenses on our ground and building leases. In particular, our buildings require significant power to support the data center operations conducted in them. Although substantially all of our long-term leases - leases with a term greater than three years - contain reimbursements for certain operating expenses, we will not in all instances be reimbursed for all of the property operating expenses we incur. We also incur general and administrative expenses, including expenses relating to senior management, our in-house sales and marketing organization, cloud and managed services support personnel and legal, human resources, accounting and other expenses related to professional services. We also incur additional expenses arising from being a publicly traded company, including employee equity-based compensation. Increases or decreases in our operating expenses will impact our results of operations and cash flows. We expect to incur additional operating expenses as we continue to expand.

General Leasing Activity

During the three and six months ended June 30, 2017, we entered into customer leases representing approximately $1.1 million and $1.5 million of incremental MRR, net of downgrades (and representing approximately $13.3 million and $17.6 million of incremental annualized rent, net of downgrades) at $1,018 and $940 per square foot, respectively. In addition, $6.7 million and $9.6 million of leasing commissions was associated with new and renewal leasing activity for the three and six months ended June 30, 2017.

During the three and six months ended June 30, 2017, we renewed leases with a total annualized rent of $18.8 million and $26.6 million at an average rent per square foot of $1,077 and $909, respectively, which was 1.0% and 1.4% higher than the annualized rent prior to their respective renewals. Customers that renew with adjustments to square feet are reflected in the net leasing activity discussed above. The rental churn rate for the three and six months ended June 30, 2017 was 1.0% and 4.3%, respectively, the majority of which was the result of a single customer termination in the first quarter of 2017 in one of our leased facilities in Northern Virginia which was disclosed in prior quarters. Excluding this customer termination, rental churn for the three and six months ended June 30, 2017 would be 0.7% and 1.7%, respectively.

During the three and six months ended June 30, 2017, we commenced customer leases representing approximately $2.9 million and $5.0 million of MRR (and representing approximately $34.8 million and $59.5 million of annualized rent) at $778 and $572 per square foot, respectively.

As of June 30, 2017, our booked-not-billed MRR balance (which represents customer leases that have been executed, but for which lease payments have not commenced as of June 30, 2017) was approximately $3.3 million, or $39.7 million of annualized rent. The booked-not-billed balance is expected to contribute an incremental $8.3 million to revenue in 2017 (representing $23.7 million in annualized revenues), an incremental $3.9 million in 2018 (representing $6.1 million in annualized revenues) and an incremental $9.8 million in annualized revenues thereafter.

We estimate the remaining capital cost to provide the space, power, connectivity and other services to the customer contracts which had been booked but not billed as of June 30, 2017 to be approximately $5 million. This estimate generally includes C1 customers with newly contracted space of more than 3,300 square feet. The space, power, connectivity and other services provided to customers that contract for smaller amounts of space is generally provided by existing space which was previously developed.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Changes in revenues and expenses for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 are summarized below (unaudited and in thousands):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Revenues:
Rental	$80,793	$71,670	$9,123	13%
Recoveries from customers	8,774	6,168	2,606	42%
Cloud and managed services	16,856	17,015	(159)	-1%
Other	1,445	3,834	(2,389)	-62%
Total revenues	107,868	98,687	9,181	9%

Operating expenses:
Property operating costs	36,846	32,646	4,200	13%
Real estate taxes and insurance	2,946	2,020	926	46%
Depreciation and amortization	34,527	30,355	4,172	14%
General and administrative	22,562	21,608	954	4%
Transaction and integration costs	161	3,833	(3,672)	-96%
Total operating expenses	97,042	90,462	6,580	7%

Operating income	10,826	8,225	2,601	32%

Other income and expense:
Interest income	—	2	(2)	-100%
Interest expense	(7,647)	(4,874)	2,773	57%
Income before taxes	3,179	3,353	(174)	-5%
Tax benefit of taxable REIT subsidiaries	1,429	2,454	(1,025)	-42%
Net income	$4,608	$5,807	$(1,199)	-21%

Revenues. Total revenues for the three months ended June 30, 2017 were $107.9 million compared to $98.7 million for the three months ended June 30, 2016. The increase of $9.2 million, or 9%, was largely attributable to organic growth in our customer base and placing additional square footage into service in conjunction with the development and expansion of our Irving, Chicago, Richmond, Atlanta-Suwanee and Atlanta-Metro data centers as well as the acquisition of the Piscataway facility on June 6, 2016, which contributed $3.6 million in incremental revenue for the three months ended June 30, 2017.

The increase of $9.0 million, or 10%, in combined rental and cloud and managed services revenue was primarily attributable to rents from newly leased space from ongoing expansions in our Irving, Fort Worth, Chicago, Richmond and Atlanta-Metro data centers as well as increases in rents from previously leased space, net of downgrades at renewal and rental churn. Additionally, the acquisition of the Piscataway facility on June 6, 2016 contributed $2.5 million in incremental revenue for the three months ended June 30, 2017.

As of June 30, 2017, our data centers were approximately 87% occupied based on leasable raised floor of approximately 1,113,000 square feet, with approximately 968,000 square feet occupied, with an average annualized rent of $393 per leased raised floor square foot including cloud and managed services revenue, or $326 per leased raised floor square foot excluding cloud and managed services revenue. As of June 30, 2017, the average annualized rent for our C1 product, including managed services for our C1 product, was $206 per leased raised floor square foot, and the average annualized rent for our C2 product, including cloud and managed services combined was $1,308 per leased raised floor square foot. As of June 30, 2016, our data centers were 88% occupied and billing based on leasable raised floor of approximately 1,012,000 square feet, with approximately 890,000 square feet occupied and paying rent, with an average annualized rent of $398 per leased raised floor square foot including cloud and managed services revenue, or $327 per leased raised floor square foot excluding cloud and managed services revenue. The increase in leasable raised floor between 2016 and 2017 is primarily related to the addition of raised floor square footage from our redevelopment activities primarily in the Irving, Chicago and Atlanta-Suwanee facilities, as well as the acquisition of the Fort Worth facility. The slight decrease in average annualized rent per leased raised floor square foot is primarily due to an increase in mix of C1 customers in our portfolio. As of June 30, 2017, a larger portion of our customers were C1 customers (43% of MRR) compared to June 30, 2016 (39% of MRR). This increase in the proportion of C1 customers has contributed to the reduction in average annualized rent per square foot due to the fact that C1 customers lease larger amounts of space and power for longer periods and lower rates due to economies of scale in addition to reimbursing us for utilities and various other operating expenses, and that reimbursement is excluded from the calculation of annualized rent per square foot.

Higher recoveries from customers for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 were primarily due to reimbursements associated with the acquisition of the Piscataway facility which contributed $1.0 million to the increase. The remaining increase of $1.6 million in recoveries revenue was primarily attributable to increased utility costs generally related to an increase in utility usage at our Atlanta-Metro data center contributing $1.0 million to the increase as well as the expansion of our Irving data center contributing $0.7 million to the increase, offset by reduced reimbursements of $0.1 million at various other facilities. The $2.4 million decrease in other revenue for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to lower straight line rent.

Property Operating Costs. Property operating costs for the three months ended June 30, 2017 were $36.8 million compared to property operating costs of $32.6 million for the three months ended June 30, 2016, an increase of $4.2 million, or 13%. The breakdown of our property operating costs is summarized in the table below (unaudited and in thousands):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Property operating costs:
Direct payroll	$5,797	$4,964	$833	17%
Rent	3,916	4,779	(863)	-18%
Repairs and maintenance	3,623	3,102	521	17%
Utilities	11,495	8,937	2,558	29%
Management fee allocation	5,258	5,077	181	4%
Other	6,757	5,787	970	17%
Total property operating costs	$36,846	$32,646	$4,200	13%

The acquisition of Piscataway contributed $1.5 million to the total increase in property operating costs for the three months ended June 30, 2017, of which $0.4 million related to direct payroll, $0.2 million related to repairs and maintenance, $0.7 million related to utilities, $0.1 million related to management fee allocation and $0.1 million related to other property operating costs. The remaining $2.7 million increase in total property operating costs was primarily attributable to the revenue growth and expansion of our existing facilities, which included increased direct payroll allocation of $0.4 million (exclusive of the increase attributable to Piscataway as discussed above), increased repair and maintenance expense of $0.3 million which tends to fluctuate from period to period and increase with the expansion and lease-up of our facilities, increased utilities expense of $1.8 million, increased management fee of $0.1 million and an increase in other expenses of $1.0 million, offset by a $0.9 million decrease in rent expense primarily related to the exit of portions of leased facilities as customers churned, downgraded or migrated to owned facilities. Management fee allocation for our leased facilities acquired in 2015 is based on 10% of cash rental revenues for each facility and reflects an allocation of internal charges to cover back-office and service-related costs associated with the day-to-day operations of our data center facilities, with a corresponding offset to general and administrative expenses.  Management fee allocation for our other facilities is based on 4% of cash rental revenues for each facility.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the three months ended June 30, 2017 were $2.9 million compared to $2.0 million for the three months ended June 30, 2016. The increase of $0.9 million, or 46%, was primarily attributable to real estate taxes associated with our acquisition of the Piscataway facility as well as real estate tax increases at our Atlanta-Metro and Atlanta-Suwanee facilities largely related to tax authorities’ reassessment of prior years’ taxes.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2017 was $34.5 million compared to $30.4 million for the three months ended June 30, 2016. The increase of $4.2 million, or 14%, was primarily due to depreciation expense of $0.4 million and amortization expense of $0.9 million associated with the Piscataway acquisition. The remaining increase of $2.9 million was due to additional depreciation of $2.4 million, which was primarily due to additional depreciation of the Irving, Chicago, and Atlanta-Suwanee data centers as well as higher amortization expense of $0.5 million primarily related to a higher level of leasing commissions.

General and Administrative Expenses. General and administrative expenses were $22.6 million for the three months ended June 30, 2017 compared to general and administrative expenses of $21.6 million for the three months ended June 30, 2016, an increase of $1.0 million, or 4%. The increase in general and administrative expenses was primarily attributable to increased net payroll expenses of $2.0 million, of which $0.9 million related to sales and marketing personnel, higher equity-based compensation expense of $0.5 million, higher professional fees of $0.4 million, higher training and development costs of $0.2 million, higher travel expenses of $0.1 million and increased other expenses of $0.1 million. These increases were partially offset by decreased outside services expense of $1.1 million primarily related to lower consulting fees, increased direct payroll allocation of $1.0 million and increased management fee allocation of $0.2 million.

Transaction and Integration Costs. For the three months ended June 30, 2017, we incurred $0.2 million in transaction and integration costs compared to $3.8 million for the three months ended June 30, 2016. The current period costs primarily related to the examination of potential acquisitions. In the prior period, $3.0 million in costs were attributable to integration expenses primarily related to systems integration, with the remaining $0.8 million related to transaction costs incurred in the acquisition of the Piscataway facility. Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

Interest Expense. Interest expense was $7.6 million and $4.9 million for the three months ended June 30, 2017 and 2016. The increase of $2.8 million, or 57%, was due primarily to an increase in the average debt balance of $325.9 million, primarily as a result of our ongoing developments, expansions and acquisitions, partially offset by issuance of additional common shares and a decrease in the weighted average interest rate on our borrowings. The average debt balance, exclusive of debt issuance costs, for the  three months ended June 30, 2017 was $1,078.2 million, with a weighted average interest rate, including the effect of amortization of deferred financing costs, of 4.01%. This compared to an average debt balance, exclusive of debt issuance costs, of $752.3 million for the three months ended June 30, 2016, with a weighted average interest rate, including the effect of amortization of deferred financing costs, of 4.27%. Interest capitalized in connection with our redevelopment activities during the three months ended June 30, 2017 and 2016 was $3.2 million and $3.2 million, respectively.

Tax Benefit of Taxable REIT Subsidiaries. The tax benefit of taxable REIT subsidiaries for the three months ended June 30, 2017 was $1.4 million compared to $2.5 million for the three months ended June 30, 2016. This change was driven by the fact that one of our taxable REIT subsidiaries did not incur material integration or transaction costs during the three months ended June 30, 2017, whereas the tax effect of integration and transaction costs was approximately $1.2 million in the three months ended June 30, 2016.

Net Income. A summary of the components of the decrease in net income of $1.2 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 is as follows (unaudited and in millions):

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$4.1
Increase in general and administrative expense	(1.0)
Increase in depreciation and amortization	(4.2)
Decrease in transaction and integration costs	3.7
Increase in interest expense net of interest income	(2.8)
Decrease in tax benefit	(1.0)
Decrease in net income	$(1.2)

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Changes in revenues and expenses for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 are summarized below (unaudited and in thousands):

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Revenues:
Rental	$159,910	$140,096	$19,814	14%
Recoveries from customers	17,135	11,603	5,532	48%
Cloud and managed services	33,821	35,905	(2,084)	-6%
Other	2,966	5,851	(2,885)	-49%
Total revenues	213,832	193,455	20,377	11%

Operating expenses:
Property operating costs	72,267	64,427	7,840	12%
Real estate taxes and insurance	6,093	3,760	2,333	62%
Depreciation and amortization	68,475	58,994	9,481	16%
General and administrative	44,759	41,894	2,865	7%
Transaction and integration costs	497	5,920	(5,423)	-92%
Total operating expenses	192,091	174,995	17,096	10%

Operating income	21,741	18,460	3,281	18%

Other income and expense:
Interest income	1	2	(1)	-50%
Interest expense	(14,516)	(10,855)	3,661	34%
Income before taxes	7,226	7,607	(381)	-5%
Tax benefit of taxable REIT subsidiaries	2,950	5,059	(2,109)	-42%
Net income	$10,176	$12,666	$(2,490)	-20%

Revenues. Total revenues for the six months ended June 30, 2017 were $213.8 million compared to $193.5 million for the six months ended June 30, 2016. The increase of $20.4 million, or 11%, was largely attributable to organic growth in our customer base and placing additional square footage into service in conjunction with the development and expansion of our Irving, Chicago, Richmond, Atlanta-Suwanee and Atlanta-Metro data centers as well as the acquisition of the Piscataway facility on June 6, 2016, which contributed $8.9 million in incremental revenue for the six months ended June 30, 2017.

The increase of $17.7 million, or 10%, in combined rental and cloud and managed services revenue was primarily attributable to rents from newly leased space from ongoing expansions in our Irving, Fort Worth, Chicago, Richmond and Atlanta-Metro data centers as well as increases in rents from previously leased space, net of downgrades at renewal and rental churn. Additionally, the acquisition of the Piscataway facility on June 6, 2016 contributed $5.9 million in incremental revenue for the six months ended June 30, 2017.

Higher recoveries from customers for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 were primarily due to reimbursements associated with the acquisition of the Piscataway facility which contributed $2.8 million to the increase. The remaining increase of $2.7 million in recoveries revenue was primarily attributable to increased utility costs generally related to an increase in utility usage at our Atlanta-Metro data center contributing $1.5 million to the increase as well as the expansion of our Irving data center contributing $1.3 million to the increase, offset by reduced reimbursements of $0.1 million at various other facilities. The $2.9 million decrease in other revenue for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to lower straight line rent.

Property Operating Costs. Property operating costs for the six months ended June 30, 2017 were $72.3 million compared to property operating costs of $64.4 million for the six months ended June 30, 2016, an increase of $7.8 million, or 12%. The breakdown of our property operating costs is summarized in the table below (unaudited and in thousands):

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Property operating costs:
Direct payroll	$11,541	$9,924	$1,617	16%
Rent	7,873	9,576	(1,703)	-18%
Repairs and maintenance	8,107	6,355	1,752	28%
Utilities	22,445	16,876	5,569	33%
Management fee allocation	10,484	10,117	367	4%
Other	11,817	11,579	238	2%
Total property operating costs	$72,267	$64,427	$7,840	12%

The acquisition of Piscataway contributed $3.8 million to the total increase in property operating costs for the six months ended June 30, 2017, of which $0.9 million related to direct payroll, $0.6 million related to repairs and maintenance, $1.8 million related to utilities, $0.4 million related to management fee allocation and $0.1 million related to other property operating costs. The remaining $4.0 million increase in total property operating costs was primarily attributable to the revenue growth and expansion of our existing facilities, which included increased direct payroll allocation of $0.7 million (exclusive of the increase attributable to Piscataway as discussed above), increased repair and maintenance expense of $1.2 million which tends to fluctuate from period to period and increase with the expansion and lease-up of our facilities, increased utilities expense of $3.7 million and an increase in other expenses of $0.1 million, offset by a $1.7 million decrease in rent expense primarily related to the exit of portions of leased facilities as customers churned, downgraded or migrated to owned facilities. Management fee allocation for our leased facilities acquired in 2015 is based on 10% of cash rental revenues for each facility and reflects an allocation of internal charges to cover back-office and service-related costs associated with the day-to-day operations of our data center facilities, with a corresponding offset to general and administrative expenses.  Management fee allocation for our other facilities is based on 4% of cash rental revenues for each facility.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the six months ended June 30, 2017 were $6.1 million compared to $3.8 million for the six months ended June 30, 2016. The increase of $2.3 million, or 62%, was primarily attributable to the acquisition of the Piscataway facility which contributed $1.1 million as well as the acquisition of the Fort Worth facility which contributed $0.4 million. The remaining increase of $0.8 was primarily related to increased real estate taxes at our Irving and Atlanta-Metro facilities.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2017 was $68.5 million compared to $59.0 million for the six months ended June 30, 2016. The increase of $9.5 million, or 16%, was primarily due to depreciation expense of $1.0 million and amortization expense of $2.3 million associated with the Piscataway acquisition. The remaining increase of $6.2 million was primarily due to additional depreciation of $6.2 million, which was primarily due to additional depreciation of the Irving, Chicago, and Atlanta-Suwanee data centers as well as higher amortization expense of leasing commissions of $1.2 million, offset by $1.2 million decreased amortization expense of acquired intangible assets related to an adjustment to increase amortization expense during the three months ended March 31, 2016 following identified purchase price allocation adjustments.

General and Administrative Expenses. General and administrative expenses were $44.8 million for six months ended June 30, 2017 compared to general and administrative expenses of $41.9 million for the six months ended June 30, 2016, an increase of $2.9 million, or 7%, which included a reduction of $0.9 million of general and administrative expenses in the first quarter of 2016 associated with the receipt of litigation settlement proceeds. Excluding this settlement, general and administrative expenses increased $2.0 million or 5%. The remaining $2.0 million increase in general and administrative expenses was primarily attributable to increased net payroll expenses of $3.0 million, of which $1.6 million related to sales and marketing personnel, higher equity-based compensation expense of $1.6 million, higher professional fees of $0.5 million, higher travel expenses of $0.5 million and higher software license costs of $0.4 million. These increases were partially offset by increased direct payroll allocation of $2.1 million, decreased outside services expense of $1.4 million primarily related to lower consulting fees, increased management fee allocation of $0.4 million and a reduction in other expenses of $0.1 million.

Transaction and Integration Costs. For the six months ended June 30, 2017, we incurred $0.5 million in transaction and integration costs compared to $5.9 million for the six months ended June 30, 2016. In the current period, $0.3 million in costs were attributable to various activities related to the integration of the Piscataway and Fort Worth facilities acquired in 2016, with the remaining $0.2 million primarily related to transaction costs incurred in the examination of actual and potential acquisitions. In the prior period, $5.1 million in costs were attributable to integration expenses primarily related to systems integration, with the remaining $0.8 million related to transaction costs incurred in the acquisition of the Piscataway facility. Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

Interest Expense. Interest expense for the six months ended June 30, 2017 was $14.5 million compared to $10.9 million for the six months ended June 30, 2016. The increase of $3.7 million, or 34%, was due primarily to an increase in the average debt balance of $211.0 million, primarily as a result of our ongoing developments, expansions and acquisitions, partially offset by issuance of additional common shares, a decrease in the weighted average interest rate on our borrowings and higher capitalized interest during the current period due to the growth in construction projects. The average debt balance, exclusive of debt issuance costs, for the six months ended June 30, 2017 was $1,052.3 million, with a weighted average interest rate, including the effect of amortization of deferred financing costs, of 3.95%. This compared to an average debt balance of $841.3 million for the six months ended June 30, 2016, with a weighted average interest rate, including the effect of amortization of deferred financing costs, of 3.99%. Interest capitalized in connection with our redevelopment activities during the six months ended June 30, 2017 and 2016 was $6.3 million and $5.9 million, respectively.

Tax Benefit of Taxable REIT Subsidiaries. Tax benefit of taxable REIT subsidiaries for the six months ended June 30, 2017 was $3.0 million compared to $5.1 million for the six months ended June 30, 2016.  This change was driven by the fact that one of our taxable REIT subsidiaries did not incur material integration or transaction costs during the six months ended June 30, 2017, whereas the tax effect of integration and transaction costs was approximately $1.9 million in the six months ended June 30, 2016. The remaining change was driven by slightly lower taxable loss in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Net Income. A summary of the components of the decrease in net income of $2.5 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 is as follows (unaudited and in millions):

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$10.2
Increase in general and administrative expense	(2.9)
Increase in depreciation and amortization	(9.4)
Decrease in transaction and integration costs	5.4
Increase in interest expense net of interest income	(3.7)
Decrease in tax benefit	(2.1)
Decrease in net income	$(2.5)

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

We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. We believe the presentation of non-GAAP financial measures provide meaningful supplemental information to both management and investors that is indicative of our operations. We have included a reconciliation of this additional information to the most comparable GAAP measure in the selected financial information below.

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

A reconciliation of net income to FFO, Operating FFO and Adjusted Operating FFO is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
FFO
Net income	$4,608	$5,807	$10,176	$12,666
Real estate depreciation and amortization	30,275	26,409	59,779	51,278
FFO	34,883	32,216	69,955	63,944

Operating FFO
Integration costs	18	3,026	291	5,079
Transaction costs	143	807	206	841
Tax benefit associated with transaction and integration costs	—	(1,183)	—	(1,931)
Operating FFO	35,044	34,866	70,452	67,933

Maintenance Capex	(1,172)	(380)	(1,968)	(715)
Leasing commissions paid	(4,055)	(3,388)	(8,224)	(9,195)
Amortization of deferred financing costs and bond discount	971	877	1,951	1,754
Non real estate depreciation and amortization	4,254	3,946	8,697	7,716
Straight line rent revenue and expense and other	(637)	(3,243)	(1,764)	(4,853)
Tax benefit from operating results	(1,429)	(1,271)	(2,950)	(3,128)
Equity-based compensation expense	3,732	3,200	6,814	5,250
Adjusted Operating FFO	$36,708	$34,607	$73,008	$64,762

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

A reconciliation of total GAAP revenues to recognized MRR in the period and MRR at period end is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Recognized MRR in the period
Total period revenues (GAAP basis)	$107,868	$98,687	$213,832	$193,455
Less: Total period recoveries	(8,774)	(6,168)	(17,135)	(11,603)
Total period deferred setup fees	(2,436)	(2,256)	(5,052)	(4,159)
Total period straight line rent and other	(3,306)	(5,757)	(6,424)	(10,025)
Recognized MRR in the period	$93,352	$84,506	$185,221	$167,668

MRR at period end
Total period revenues (GAAP basis)	$107,868	$98,687	$213,832	$193,455
Less: Total revenues excluding last month	(71,262)	(64,520)	(177,226)	(159,288)
Total revenues for last month of period	36,606	34,167	36,606	34,167
Less: Last month recoveries	(2,872)	(2,805)	(2,872)	(2,805)
Last month deferred setup fees	(822)	(756)	(822)	(756)
Last month straight line rent and other	(1,221)	(1,734)	(1,221)	(1,734)
MRR at period end *	$31,691	$28,872	$31,691	$28,872

*Does not include our booked-not-billed MRR balance, which was $3.3 million and $4.1 million as of June 30, 2017 and 2016, respectively.

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

A reconciliation of net income to NOI is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Operating Income (NOI)
Net income	$4,608	$5,807	$10,176	$12,666
Interest expense	7,647	4,874	14,516	10,855
Interest income	—	(2)	(1)	(2)
Depreciation and amortization	34,527	30,355	68,475	58,994
Tax benefit of taxable REIT subsidiaries	(1,429)	(2,454)	(2,950)	(5,059)
Integration costs	18	3,026	291	5,079
Transaction costs	143	807	206	841
General and administrative expenses	22,562	21,608	44,759	41,894
NOI (1)	$68,076	$64,021	$135,472	$125,268
Breakdown of NOI by facility:
Atlanta-Metro data center	$20,704	$20,885	$41,215	$40,857
Atlanta-Suwanee data center	11,423	11,272	23,381	22,772
Leased data centers (2)	8,408	10,574	17,418	22,383
Richmond data center	8,389	7,976	16,619	14,578
Irving data center	8,057	3,914	14,497	6,538
Santa Clara data center	2,705	3,653	5,984	7,417
Piscataway data center	2,279	670	4,682	670
Princeton data center	2,393	2,356	4,792	4,712
Sacramento data center	1,778	2,140	3,615	4,062
Chicago data center	1,275	—	1,922	—
Fort Worth data center	75	—	181	—
Other facilities (3)	590	581	1,166	1,279
NOI (1)	$68,076	$64,021	$135,472	$125,268

(1)

Includes facility level general and administrative expense allocation charges of 4% of cash revenue for all facilities, with the exception of the leased facilities acquired in 2015, which include general and administrative expense allocation charges of 10% of cash revenue.  These allocated charges aggregated to $5.3 million and $5.1 million for the three month periods ended June 30, 2017 and 2016, respectively, and $10.5 million and $10.1 million for the six months ended June 30, 2017 and 2016, respectively.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
EBITDA and Adjusted EBITDA
Net income	$4,608	$5,807	$10,176	$12,666
Interest expense	7,647	4,874	14,516	10,855
Interest income	—	(2)	(1)	(2)
Tax benefit of taxable REIT subsidiaries	(1,429)	(2,454)	(2,950)	(5,059)
Depreciation and amortization	34,527	30,355	68,475	58,994
EBITDA	45,353	38,580	90,216	77,454

Equity-based compensation expense	3,732	3,200	6,814	5,250
Integration costs	18	3,026	291	5,079
Transaction costs	143	807	206	841
Adjusted EBITDA	$49,246	$45,613	$97,527	$88,624

Liquidity and Capital Resources

Short-Term Liquidity

Our short-term liquidity needs include funding capital expenditures for the redevelopment of data center space (a significant portion of which is discretionary), meeting debt service and debt maturity obligations, funding payments for capital lease and lease financing obligations, funding distributions to our stockholders and unit holders, utility costs, site maintenance costs, real estate and personal property taxes, insurance, rental expenses, general and administrative expenses and certain recurring and non-recurring capital expenditures.

In addition to the $144.8 million of capital expenditures incurred in the six months ended June 30, 2017 we expect that we will incur approximately $180 million to $230 million in additional capital expenditures through December 31, 2017, excluding acquisitions, in connection with the redevelopment of our data center facilities. We expect to spend approximately $150 million to $200 million of capital expenditures with vendors on redevelopment, and the remainder on other capital expenditures and capitalized overhead costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. We expect to fund these costs using operating cash flows, draws on our credit facility and additional equity issuances through our ATM program. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of such expenditures may vary.

We expect to meet our short-term liquidity needs through operating cash flow, cash and cash equivalents and borrowings under our credit facility.

Our cash paid for capital expenditures for the six months ended June 30, 2017 and 2016 are summarized in the table below (unaudited and in thousands):

	Six Months Ended June 30,
	2017	2016
Redevelopment	$100,107	$115,469
Acquisitions	5,019	122,981
Maintenance capital expenditures	1,968	715
Other capital expenditures (1)	37,743	33,119
Total capital expenditures	$144,837	$272,284

(1)

Represents capital expenditures for capitalized interest, commissions, personal property, overhead costs and corporate fixed assets.  Corporate fixed assets primarily relate to construction of corporate offices, leasehold improvements and product related assets.

Long-Term Liquidity

Our long-term liquidity needs primarily consist of funds for property acquisitions, scheduled debt maturities, payment of principal at maturity of our Senior Notes, funding payments for capital lease and lease financing obligations, and recurring and non-recurring capital expenditures. We may also pursue additional redevelopment of our data centers and future redevelopment of other space in our portfolio. We may also pursue development on land which QTS currently owns that is adjacent to our data center properties in Atlanta-Metro, Atlanta-Suwanee, Richmond, Irving, Fort Worth, Princeton and Chicago. The development and/or redevelopment of this space, including timing, is at our discretion and will depend on a number of factors, including availability of capital and our estimate of the demand for data center space in the applicable market. We expect to meet our long-term liquidity needs with net cash provided by operations, incurrence of additional long-term indebtedness, borrowings under our credit facility and issuance of additional equity or debt securities, subject to prevailing market conditions, as discussed below.

In March 2016, QTS filed an automatic shelf registration statement on Form S-3 with the SEC. Effective upon filing, the shelf provides for the potential sale of an unspecified amount of our Class A common stock, preferred stock, depositary shares representing preferred stock, warrants and rights to purchase our common stock or any combination thereof, subject to the ability of QTS to effect offerings on satisfactory terms based on prevailing conditions. The shelf registration statement is intended to allow us to have the flexibility to raise such funds in one or more offerings should we perceive market conditions to be favorable. Pursuant to this shelf registration, on April 1, 2016, we issued 6,325,000 shares of Class A common stock at a price of $45.50 per share in an underwritten public offering, including the exercise in full of the underwriter’s option to purchase an additional 825,000 shares. We used substantially all of the net proceeds of approximately $276 million to repay amounts outstanding under our unsecured revolving credit facility.

In March 2017, we established an “at-the-market” equity offering program (the “ATM Program”) pursuant to which we may issue, from time to time, up to $300 million of our Class A common stock. Pursuant to this ATM Program, during the three months ended June 30, 2017, the Company issued 746,349 shares of Class A common stock at a weighted average price of $53.60 per share which generated net proceeds of approximately $39 million.

Cash

As of June 30, 2017, we had $42.6 million of unrestricted cash and cash equivalents.

The following tables present quarterly cash dividends and distributions paid to QTS’ common stockholders and the Operating Partnership’s unit holders for the six months ended June 30, 2017 and 2016:

Six Months Ended June 30, 2017
Record Date	Payment Date	Per Common Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
March 16, 2017	April 5, 2017	$0.39	$21.4
December 16, 2016	January 5, 2017	0.36	19.7
			$41.1

Six Months Ended June 30, 2016
Record Date	Payment Date	Per Common Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
March 18, 2016	April 5, 2016	$0.36	$17.4
December 17, 2015	January 6, 2016	0.32	15.4
			$32.8

Additionally, on July 6, 2017 we paid our regular quarterly cash dividend of $0.39 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on June 16, 2017.

Indebtedness

As of June 30, 2017, we had approximately $1,082.1 million of indebtedness, including capital leases and lease financing obligations, and excluding discounts and debt issuance costs.

Unsecured Credit Facility. In December 2016, we amended and restated our unsecured credit facility, increasing the total capacity to $1.2 billion and extending the term. The amended unsecured credit facility includes a $300 million term loan which matures on December 17, 2021, a $200 million term loan which matures on April 27, 2022, and a $700 million revolving credit facility which matures on December 17, 2020, with a one year extension option.  Amounts outstanding under the amended unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will vary depending upon our leverage ratio.  For revolving credit loans, the spread ranges from 1.55% to 2.15% for LIBOR loans and 0.55% to 1.15% for base rate loans.  For term loans, the spread ranges from 1.50% to 2.10% for LIBOR loans and 0.50% to 1.10% for base rate loans.  The amended unsecured credit facility also includes a $300 million accordion feature.

Under the amended unsecured credit facility, the capacity may be increased from the current capacity of $1.2 billion to $1.5 billion subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments.  As of June 30, 2017, the weighted average interest rate for amounts outstanding under our unsecured credit facility was 2.58%.  We are also required to pay a commitment fee to the lenders assessed on the unused portion of the unsecured revolving credit facility. At our election, we can prepay amounts outstanding under the unsecured credit facility, in whole or in part, without penalty or premium.

Our ability to borrow under the amended unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations on liens, mergers, consolidations, investments, distributions, asset sales and affiliate transactions, as well as the following financial covenants: (i) the Operating Partnership's and its subsidiaries' consolidated total unsecured debt plus any capitalized lease obligations with respect to the unencumbered asset pool properties may not exceed 60% of the unencumbered asset pool value (or 65% of the unencumbered asset pool value for up to two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated);  (ii) the unencumbered asset pool debt yield cannot be less than 14% (or 12.5% for the two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated); (iii) QTS must maintain a minimum fixed charge coverage ratio (defined as the ratio of consolidated EBITDA, subject to certain adjustments, to consolidated fixed charges) for the prior two most recently-ended calendar quarters of 1.70 to 1.00; (iv) QTS must maintain a maximum debt to gross asset value (as defined in the amended and restated agreement) ratio of 60% (or 65% for the two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated); (v) QTS must maintain tangible net worth (as defined in the amended and restated agreement) cannot be less than the sum of $1,179,931,500 plus 75% of the net proceeds from any future equity offerings; and (vi) a maximum distribution payout ratio of the greater of (i) 95% of the Funds from Operations (as defined in the amended and restated agreement) and (ii) the amount required for the Company to qualify as a REIT under the Code.

The availability under the revolving credit facility is the lesser of (i) $700 million, (ii) 60% of the unencumbered asset pool capitalized value (or 65% of the unencumbered asset pool capitalized value for the two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated) and (iii) the amount resulting in an unencumbered asset pool debt yield of 14% (or 12.5% for the two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated). In the case of clauses (ii) and (iii) of the preceding sentence, the amount available under the revolving credit facility is adjusted to take into account any other unsecured debt and certain capitalized leases. A material acquisition is an acquisition of properties or assets with a gross purchase price equal to or in excess of 15% of the Operating Partnership’s gross asset value (as defined in the amended and restated agreement) as of the end of the most recently ended quarter for which financial statements are publicly available. The availability of funds under our unsecured credit facility depends on compliance with our covenants.

As of June 30, 2017, we had outstanding $748 million of indebtedness under the amended unsecured credit facility, consisting of $248 million of outstanding borrowings under our unsecured revolving credit facility and $500 million outstanding under the term loans, exclusive of net debt issuance costs of $3.7 million. In connection with the unsecured credit facility, as of June 30, 2017, we had additional letters of credit outstanding aggregating to $2.1 million.

On April 5, 2017, we entered into forward interest rate swap agreements with an aggregate notional amount of $400 million. The forward swap agreements effectively will fix the interest rate on $400 million of term loan borrowings from January 2, 2018 through the current maturity dates, which are December 17, 2021 and April 27, 2022 ($200 million of swaps allocated to each term loan). The weighted average effective fixed interest rate on the $400 million notional amount of term loan financing, following the execution of these swap agreements, will approximate 3.5%, commencing on January 2, 2018, assuming the current LIBOR spread of 1.5%.

5.875% Senior Notes due 2022. On July 23, 2014, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the Senior Notes described below (collectively, the “Issuers”), issued $300 million aggregate principal amount of 5.875% Senior Notes due 2022. The Senior Notes have an interest rate of 5.875% per annum and were issued at a price equal to 99.211% of their face value. The proceeds from the offering were used to repay amounts outstanding under the unsecured credit facility, including $75 million outstanding under the term loan. As of June 30, 2017, the discount recorded on the Senior Notes was $1.6 million and the outstanding net debt issuance costs associated with the Senior Notes were $5.5 million.

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

Lenexa Mortgage. On March 8, 2017, we entered into a $1.9 million mortgage loan secured by our Lenexa facility. This mortgage has a fixed rate of 4.1%, with periodic principal payments due monthly and a balloon payment of $1.6 million in May 2022. As of June 30, 2017, the outstanding balance under the Lenexa mortgage was $1.9 million.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2017, including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (unaudited and in thousands):

Obligations	2017	2018	2019	2020	2021	Thereafter	Total

Operating Leases	$8,634	$12,544	$9,926	$9,679	$9,889	$74,780	$125,452
Capital Leases and Lease Financing Obligations	6,397	9,370	2,844	2,190	2,388	8,972	32,161
Future Principal Payments of Indebtedness (1)	26	65	68	248,071	300,074	501,594	1,049,898
Total (2)	$15,057	$21,979	$12,838	$259,940	$312,351	$585,346	$1,207,511

(1)

Does not include the related debt issuance costs and discount on Senior Notes nor the related debt issuance costs on the term loans reflected at June 30, 2017. Also does not include letters of credit outstanding aggregating to $2.1 million as of June 30, 2017 under our unsecured credit facility.

(2)

Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facility, Senior Notes, capital leases, lease financing obligations and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt and inclusive of the effects of interest rate swaps, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of June 30, 2017 (unaudited and in thousands):

2017	2018	2019	2020	2021	Thereafter	Total
$19,621	$42,878	$42,694	$42,263	$34,400	$13,327	$195,183

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements (unaudited and in thousands).

Cash Flows

	Six Months Ended
	June 30,
	2017	2016
		(as adjusted)
Cash flow provided by (used for):
Operating activities	$77,384	$68,502
Investing activities	(144,837)	(272,284)
Financing activities	100,477	207,754

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Cash flow provided by operating activities was $77.4 million for the six months ended June 30, 2017 compared to $68.5 million for the six months ended June 30, 2016. There was an increase in cash operating income of $11.4 million from the prior period primarily related to our expansion and leasing activity, offset by a decrease in cash flow associated with net changes in working capital of $2.5 million primarily related to changes in accounts payable and accrued liabilities, rents and other receivables as well as advance rents, security deposits and other liabilities.

Cash flow used for investing activities decreased by $127.4 million to $144.8 million for the six months ended June 30, 2017, compared to $272.3 million for the six months ended June 30, 2016. The decrease was due primarily to a decrease in cash paid for acquisitions of $118.0 million, primarily attributable to the cash paid for the acquisition of Piscataway in the prior period. In addition, there was a decrease in cash paid for capital expenditures of $9.5 million.

Cash flow provided by financing activities was $100.5 million for the six months ended June 30, 2017, compared to $207.8 million for the six months ended June 30, 2016. The decrease was primarily due to a decrease in net equity proceeds of $236.7 million as well as higher payments of cash dividends to common stockholders of $7.9 million which was primarily due to the increase in shares outstanding primarily related to the April 2016 equity issuance. Partially offsetting these decreases in cash provided by financing activities was higher net proceeds of $137.0 million under our unsecured credit facility due to additional proceeds being needed for the acquisition of the Piscataway facility and capital expenditures.

Critical Accounting Policies

The Company applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the United States. Inherent in such policies are certain key assumptions and estimates made by management. Management periodically updates its estimates used in the preparation of the consolidated financial statements based on its latest assessment of the current and projected business and general economic environment. Information regarding the Company’s Critical Accounting Policies and Estimates is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes in the Company’s Critical Accounting Policies during the six months ended June 30, 2017.

Inflation

Substantially all of our long-term leases - leases with a term greater than three years - contain rent increases and reimbursement for certain operating costs. As a result, we believe that we are largely insulated from the effects of inflation over periods greater than three years. Leases with terms of three years or less will be replaced or renegotiated within three years and should adjust to reflect changed conditions, also mitigating the effects of inflation. Moreover, to the extent that there are material increases in utility costs, we generally reserve the right to renegotiate the rental rate to incorporate significant utility rate increases. However, any increases in the costs of redevelopment of our properties will generally result in a higher cost of the property, which will result in increased cash requirements to redevelop our properties and increased depreciation and amortization expense in future periods, and, in some circumstances, we may not be able to directly pass along the increase in these redevelopment costs to our customers in the form of higher rental rates.

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

The Operating Partnership also includes certain partners that are subject to a taxable income allocation, however, not entitled to receive recurring distributions. The partnership agreement does stipulate however, to the extent that taxable income is allocated to these partners that the partnership will make a distribution to these partners equal to the lesser of the actual per unit distributions made to Class A partners or an estimated amount to cover federal, state and local taxes on the allocated taxable income. No distributions related to allocated taxable income were made to these partners for the six months ended June 30, 2017 and 2016.

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

As of June 30, 2017, we had outstanding $748 million of consolidated indebtedness that bore interest at variable rates.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates.  A 1% increase in interest rates would increase the interest expense on the $748 million of variable indebtedness outstanding as of June 30, 2017 by approximately $7.5 million annually. Conversely, a decrease in the LIBOR rate to 0.22% would decrease the interest expense on this $748 million of variable indebtedness outstanding by approximately $7.5 million annually based on the one month LIBOR rate of approximately 1.22% as of June 30, 2017.

On April 5, 2017, the Company entered into forward interest rate swap agreements with an aggregate notional amount of $400 million. The forward swap agreements effectively will fix the interest rate on $400 million of term loan borrowings from January 2, 2018 through the current maturity dates, which are December 17, 2021 and April 27, 2022 ($200 million of swaps allocated to each term loan). The Company's weighted average interest rate on floating rate debt as of June 30, 2017 was approximately 2.58%. The weighted average effective fixed interest rate on the $400 million notional amount of term loan financing, following the execution of these swap agreements, will approximate 3.5%, commencing on January 2, 2018, assuming the current LIBOR spread of 1.5%.

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

ITEM 4. Controls and Procedures

QTS Realty Trust, Inc.

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended June 30, 2017, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QTS’ disclosure controls and procedures are effective to ensure that information required to be disclosed by QTS in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in QTS’ internal control over financial reporting during the period ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, QTS’ internal control over financial reporting.

QualityTech, LP

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended June 30, 2017, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the period ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

QTS did not sell any securities during the six months ended June 30, 2017 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

QTS from time to time issues shares of Class A common stock pursuant to the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) upon exercise of stock options issued under the 2013 Equity Incentive Plan, and upon redemption of Class A units of limited partnership of the Operating Partnership (either through Class A units previously held or those received from conversion of Class O units or Class RS LTIP units from the QualityTech, LP 2010 Equity Incentive Plan). Pursuant to the partnership agreement of the Operating Partnership, each time QTS issues shares of common stock, the Operating Partnership issues to QTS, its general partner, an equal number of Class A units. The units issued to QTS are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to QTS and therefore, did not involve a public offering. During the six months ended June 30, 2017, the Operating Partnership issued approximately 49,000 Class A units to QTS in connection with Class A unit redemptions and stock option exercises and issuances pursuant to the 2013 Equity Incentive Plan, with a value of approximately $2.7 million based on the respective dates of the redemptions and option exercises, as applicable. In addition, during the six months ended June 30, 2017, the Operating Partnership issued 746,349 Class A units to QTS in connection with equity issuances under the ATM program with a value of approximately $40.0 million.

Repurchases of Equity Securities

During the three months ended June 30, 2017, certain of our employees surrendered Class A common stock owned by them to satisfy their federal and state tax obligations in connection with the vesting of restricted common stock under the 2013 Equity Incentive Plan.

The following table summarizes all of these repurchases during the three months ended June 30, 2017:

Period	Total number of shares purchased		Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2017 through April 30, 2017	—			N/A	N/A	N/A
May 1, 2017 through May 31, 2017	—		$	N/A	N/A	N/A
June 1, 2017 through June 30, 2017	14,756	(1)		$52.01	N/A	N/A
Total	14,756	(1)		$52.01

(1)

The number of shares purchased represents shares of Class A common stock surrendered by certain of our employees to satisfy their federal and state tax obligations associated with the vesting of restricted common stock.  With respect to these shares, the price paid per share is based on the closing price of our Class A common stock as of the date of the determination of the federal income tax.

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

3.1	Articles of Amendment and Restatement of QTS Realty Trust, Inc. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013)

3.2	Second Amended and Restated Bylaws of QTS Realty Trust, Inc. (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 filed with the SEC on May 8, 2017)

4.1	Form of Specimen Class A Common Stock Certificate (Filed as Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013)

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

4.6	Form of 5.875% Senior Notes due 2022 (included in Exhibit 4.2 hereto)

10.1	Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Chad L. Williams

10.2	Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Jeffrey H. Berson

10.3	Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and William H. Schafer

10.4	Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Daniel T. Bennewitz

10.5	Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and James H. Reinhart

10.6	Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Shirley E. Goza

10.7	Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Steven C. Bloom

10.8	Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Jon D. Greaves

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

101

The following materials from QTS Realty Trust, Inc.’s and QualityTech, LP’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of equity and partners’ capital, (iv) condensed consolidated statements of cash flow, and (v) the notes to the condensed consolidated financial statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: August 2, 2017	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: August 2, 2017	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

QualityTech, LP

By: QTS Realty Trust, Inc.,
its general partner

DATE: August 2, 2017	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: August 2, 2017	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)