Form 10-K
period 2017-12-31
QTS Realty Trust, Inc.; QualityTech, LP
filed 2018-02-28
CIK 1577368, 1561164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)



☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

◻     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36109

QTS Realty Trust, Inc.

QualityTech, LP

(Exact name of registrant as specified in its charter)

Maryland (QTS Realty Trust, Inc.) Delaware (QualityTech, LP) (State or other jurisdiction of incorporation or organization)	46-2809094 27-0707288 (I.R.S. Employer Identification No.)

12851 Foster Street, Overland Park, Kansas	66213
(Address of principal executive offices)	(Zip Code)

(913) 312-5503

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A common stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

QTS Realty Trust, Inc.	Yes ☒ No ◻	QualityTech, LP	Yes ◻ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

QTS Realty Trust, Inc.	Yes ◻ No ☒	QualityTech, LP	Yes ◻ No ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

QTS Realty Trust, Inc.

Large accelerated filer	☒	Accelerated filer	◻

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻
			
		Emerging growth company	◻

QualityTech, LP

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	◻
			
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

QTS Realty Trust, Inc.	Yes ◻ No ☒	QualityTech, LP	Yes ◻ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the Class A common stock, $0.01 par value per share, was last sold at June 30, 2017 was approximately $2.6 billion. There were 50,597,741 shares of Class A common stock and 128,408 shares of Class B common stock, $0.01 par value per share, of the registrant outstanding on February 23, 2018.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2017.

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

Substantially all of QTS’s assets are held by, and its operations are conducted through, the Operating Partnership. QTS is the sole general partner of the Operating Partnership, and, as of December 31, 2017, its only material asset consisted of its ownership of approximately 88.6% of the Operating Partnership. Management operates QTS and the Operating Partnership as one business. The management of QTS consists of the same employees as the management of the Operating Partnership. QTS does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. QTS has not issued or guaranteed any indebtedness. Except for net proceeds from public equity issuances by QTS, which are contributed to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership, the Operating Partnership generates all remaining capital required by our business through its operations, the direct or indirect incurrence of indebtedness, and the issuance of partnership units. Therefore, as general partner with control of the Operating Partnership, QTS consolidates the Operating Partnership for financial reporting purposes.

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

In addition, in light of these combined disclosures, we believe it is important for investors to understand the few differences between QTS and the Operating Partnership in the context of how QTS and the Operating Partnership operate as a consolidated company. With respect to balance sheets, the presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated balance sheets of QTS and those of the Operating Partnership. On the Operating Partnership’s consolidated balance sheets, partners’ capital includes partnership units that are owned by QTS and other partners. On QTS’ consolidated balance sheets, stockholders’ equity includes common stock, additional paid-in capital, accumulated other comprehensive income (loss) and accumulated dividends in excess of earnings. The remaining equity reflected on QTS’s consolidated balance sheet is the portion of net assets that are retained by partners other than QTS, referred to as noncontrolling interests. With respect to statements of operations, the primary difference in QTS’ Statements of Operations and Statements of Comprehensive Income is that for net income (loss), QTS retains its proportionate share of the net income (loss) based on its ownership of the Operating Partnership, with the remaining balance being retained by the Operating Partnership.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In particular, statements pertaining to our capital resources, portfolio performance, results of operations, anticipated growth in our funds from operations and anticipated market conditions contain forward-looking statements. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You also can identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements contained in this Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in our markets or the technology industry;
•	obsolescence or reduction in marketability of our infrastructure due to changing industry demands;
•	global, national and local economic conditions;
•	our ability to successfully execute our restructuring plan and realize its expected benefits;
•	risks related to our international operations;
•	difficulties in identifying properties to acquire and completing acquisitions;
•	our failure to successfully develop, redevelop and operate acquired properties or lines of business
•	significant increases in construction and development costs;
•	the increasingly competitive environment in which we operate;
•	defaults on, or termination or non-renewal of, leases by customers;
•	decreased rental rates or increased vacancy rates;
•	increased interest rates and operating costs, including increased energy costs;
•	financing risks, including our failure to obtain necessary outside financing;
•	dependence on third parties to provide Internet, telecommunications and network connectivity to our data centers;
•	our failure to qualify and maintain QTS’ qualification as a real estate investment trust (“REIT”);
•	environmental uncertainties and risks related to natural disasters;
•	financial market fluctuations; and
•	changes in real estate and zoning laws, revaluations for tax purposes and increases in real property tax rates.

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

Overview

We are a leading data center provider, offering a comprehensive portfolio of secure and compliant IT solutions built on one of the industry’s first Software-Defined Data Center Platforms. Our data centers are facilities that house the network and computer equipment of multiple customers and provide access to a range of communications carriers. We have a fully integrated platform through which we own and operate our data centers and provide a broad range of IT infrastructure solutions which include our principal data center products of Custom Data Center, Colocation and Cloud and Managed Services. Our integrated technology platform provides flexible, scalable, and secure IT solutions for more than 1,100 customers in the financial services, healthcare, retail, government, and technology industries. We believe that we own and operate one of the largest portfolios of multi-tenant data centers in the United States, as measured by gross square footage, and have the capacity to nearly double our raised floor without constructing or acquiring any new buildings.

We operate a portfolio of 25 data centers located throughout the United States, Canada, Europe and Asia. Within the United States, our data centers are concentrated in the markets which we believe offer the highest growth opportunities. All of our owned data centers are located in the United States. Our data centers are highly specialized, mission-critical facilities utilized by our customers to store, power and cool the server, storage, and networking equipment that support their most critical business systems and processes. We believe that our data centers are best-in-class and engineered to adhere to the highest specifications commercially available to customers, providing fully redundant, high-density power and cooling sufficient to meet the needs of the largest companies and organizations in the world. We have demonstrated a strong operating track record of “five-nines” (99.999%) reliability since QTS’ inception.

QTS is a Maryland corporation formed on May 17, 2013 and is the sole general partner and majority owner of QualityTech, LP, our operating partnership (the “Operating Partnership”). Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. QTS’ Class A common stock trades on the New York Stock Exchange under the ticker symbol “QTS.”

The Operating Partnership is a Delaware limited partnership formed on August 5, 2009 and was QTS’ historical predecessor prior to QTS’s initial public offering on October 15, 2013 (the “IPO”), having operated the Company’s business until the IPO. As of December 31, 2017, QTS owned an approximate 88.6% ownership interest in the Operating Partnership.

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

On February 20, 2018, we commenced a restructuring plan (the “Restructuring Plan”) regarding the organization of our business and product offerings. Under the Restructuring Plan, we intend to realign our product offerings around hyperscale and hybrid colocation (which generally includes what we formerly referred to as our C1 and C2 products, along with technology and services associated with our C3 products that directly support our C2 colocation customers), while narrowing our focus around certain of our Cloud and Managed Services offerings (which generally includes the remainder of what we formerly referred to as our C3 products) including some estimated colocation impact from customers using an integrated solution, and to implement a broader cost reduction initiative reflecting our simplified product set. The purpose of the restructuring plan is to increase growth, profitability and predictability in our business, while also reducing complexity and simplifying our cost structure.

In connection with the Restructuring Plan, we expect to incur costs and report estimated charges of approximately $8 million to $10 million in the aggregate as a result of cash payments for severance, stay bonuses and related benefits to affected employees. These payments and costs will be incurred over the course of 2018. Excluded from that estimate of charges are additional charges in connection with the restructuring plan, such as termination, disposition and impairment costs, which have yet to be determined and will vary based on the timing and structure of our exit of our non-core business, including through a potential disposition.

We expect disclosures surrounding our products to evolve beginning in 2018 in connection with the Restructuring Plan.  In particular, we intend to refer to our realigned product set as our “core” business. As described above, our “core” business includes our hyperscale and hybrid colocation products (which generally includes what we formerly referred to as our C1 and C2 products, along with technology and services associated with our C3 products that directly support our C2 colocation customers). Accordingly, we will intend to refer to the products we are exiting (which are certain of our Cloud and Managed Services offerings (which generally includes the remainder of what we formerly referred to as our C3 products) including some estimated colocation impact from customers using an integrated solution) as our “non-core” business.

Our Portfolio

We develop and operate 25 data centers located throughout the United States, Canada, Europe and Asia, containing an aggregate of approximately 6.1 million gross square feet of space, including approximately 2.7 million “basis-of-design” raised floor square feet (approximately 94.4% of which is wholly owned by us including our data center in Santa Clara which is subject to a long-term ground lease), which represents the total data center raised floor potential of our existing data center facilities. This represents the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the space and power configuration that we deploy. We build out our data center facilities for both general use (colocation) and for executed leases that require significant amounts of space and power, depending on the needs of each facility at that time. As of December 31, 2017, this space included approximately 1.4 million raised floor operating net rentable square feet, or NRSF, plus approximately 1.3 million square feet of additional raised floor in our development pipeline, of which approximately 124,000 NRSF is expected to become operational by December 31, 2018. Of the total 1.3 million NRSF in our development pipeline, approximately 30,000 square feet was related to customer leases which had been executed as of December 31, 2017 but not yet commenced. Our facilities collectively have access to approximately 650 megawatts (“MW”) of available utility power. Access to power is typically the most limiting and expensive component in developing a data center and, as such, we believe our significant access to power represents an important competitive advantage.

We account for the operations of all our properties in one reporting segment.

Our Customer Base

Our data center facilities are designed with the flexibility to support a diverse set of solutions and customers. Our customer base is comprised of more than 1,100 different companies of all sizes representing an array of industries, each with unique and varied business models and needs. We serve Fortune 1000 companies as well as small and medium-sized businesses, or SMBs, including financial institutions, healthcare companies, retail companies, government agencies, communications service providers, software companies and global Internet companies.

Our Custom Data Center customers typically are large enterprise and technology companies with significant IT expertise and data center requirements, including financial institutions, “Big Four” accounting firms and the world’s largest global Internet and cloud companies, with our median Custom Data Center customer utilizing approximately 6,600 square feet. Our Colocation customers consist of a wide range of organizations, including major healthcare, telecommunications and software and web-based companies. Our Cloud and Managed Services customers include both large organizations and SMBs seeking to outsource a greater share of their IT infrastructure. Examples of current Cloud and Managed Services customers include a global financial processing company, a Fortune 1000 digital media company and various U.S. government agencies.

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of December 31, 2017, only five of our more than 1,100 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 11.8% of our MRR and the next largest customer accounting for only 4.5% of our MRR.

Our customer base resides in both domestic and international locations, with MRR from U.S. locations representing $31.3 million, $30.3 million and $26.5 million of MRR as of December 31, 2017, 2016 and 2015, respectively, and MRR from our international locations representing $0.4 million, $0.6 million and $1.0 million of MRR as of December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, our booked-not-billed MRR balance (which represents customer leases that have been executed, but for which lease payments have not commenced as of December 31, 2017) was approximately $3.9 million, or $46.8 million of annualized rent. As of December 31, 2016, our booked-not-billed MRR balance (which represents customer leases that have been executed, but for which lease payments have not commenced as of December 31, 2016) was approximately $3.6 million, or $43.1 million of annualized rent.

Our Structure

Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. Our interest in the Operating Partnership entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. As the sole general partner of the Operating Partnership, we generally have the exclusive power under the Operating Partnership’s partnership agreement to manage and conduct the Operating Partnership’s business and affairs.

The following diagram depicts our ownership structure, on a non-diluted basis as of December 31, 2017.

Our Competitive Strengths

We believe that we are uniquely positioned in the data center industry and distinguish ourselves from other data center providers through the following competitive strengths:

•

Fully Integrated Platform Offers Scalability and Flexibility to Our Customers and Us. Our differentiated, fully integrated approach, allows us to serve a wide variety of customers in a large, addressable market and to scale to the level of IT infrastructure outsourcing desired by our customers. We believe customers will continue to have evolving and diverse IT needs and will prefer providers that offer a portfolio of integrated data center solutions. We believe our ability to offer a full spectrum of solutions across our product offerings enhances our leasing velocity, diversifies our customer mix, results in more balanced lease terms and optimizes cash flows from our assets.

•

Platform Anchored by Strategically Located, Owned “Mega” Data Centers. Our larger “mega” data centers, Atlanta-Metro, Irving, Fort Worth, Richmond, Atlanta-Suwanee, Princeton, Piscataway and Chicago, are constructed with the flexibility and capacity to support our fully integrated platform across a multi-tenant environment which we believe delivers more efficiency than single-use or smaller data centers. We believe that our data centers are engineered to among the highest specifications commercially available. Our international portfolio of 25 data centers (12 of which are wholly owned, representing 90.4% of our raised square feet, not including our data center in Santa Clara which is subject to a long-term ground lease), as of December 31, 2017, includes 21 data centers that are strategically located throughout the United States. As of December 31, 2017, we also owned an aggregate of 498.6 acres of additional available land on owned properties that can support the development of additional raised floor.

•

Substantial Data Center Development Expertise. We have developed substantial expertise in developing data center facilities through the acquisition and redevelopment and/or construction of our operating facilities. Our data center development strategy is primarily focused on “mega” scale facilities that allow for significant incremental growth opportunity, either through ground up development or redevelopment of existing data center powered shell footprint, which allows us to rapidly scale our developments in a modular manner to coincide with customer demand, and drives higher efficiency into our model through increased operating and build cost leverage at scale. Within our existing owned data center powered shell, as of December 31, 2017 we have the ability to expand our data center capacity by approximately an incremental 1.3 million square feet of raised floor, generally, at a lower marginal development cost.

•

Diversified, High-Quality Customer Base. We have significantly grown our customer base from 510 in 2009 to over 1,100 as of December 31, 2017, with our largest customer accounting for approximately 11.8% of our MRR and no others greater than 4.5%. Only five of our customers exceeded 3% of our MRR. Our focus on premium customer service and our ability to grow with their IT needs allows us to achieve a low rental churn rate (which is the MRR lost in the period to a customer intending to fully exit our platform in the near term compared to the total MRR at the beginning of the period). For the year ended December 31, 2017, we experienced a rental churn rate of 8.4%.

•

Robust In-House Sales Capabilities. Our in-house sales force has deep knowledge of our customers’ businesses and IT infrastructure needs and is supported by sophisticated sales management, reporting and incentive systems. Our internal sales force is structured by product offerings, specialized industry segments and, with respect to our colocation product, by geographical region. Therefore, unlike certain other data center companies, we are less dependent on data center brokers to identify and acquire or renew our customers, which we believe is a key enabler of our integrated strategy.

•

Security and Compliance Focused. Our operations and compliance teams, led by seasoned management, are focused on providing a high level of physical security, cybersecurity and compliance solutions and consulting in all of our data centers and integrated across our product offerings.

•

Balance Sheet Positioned to Fund Continued Growth. As of December 31, 2017 we had approximately $697 million of available liquidity consisting of cash and cash equivalents and the ability to borrow under our unsecured senior revolving credit facility. As we continue to expand our real estate portfolio, we can increase availability under our unsecured senior revolving credit facility by an additional $400 million through an accordion feature. In addition, in March 2017 we established a $300 million “at-the-market” (“ATM”) program that enables us to access additional equity through the sale of Class A common stock of QTS. During the twelve months ended December 31, 2017, QTS issued approximately 2.0 million shares of common stock and raised approximately $108.1 million in net proceeds. We believe that we are appropriately capitalized with sufficient funds and available borrowing capacity to pursue our anticipated business and growth strategies.

•

Seasoned Management Team with Proven Track Record and Strong Alignment with Our Stockholders. Our senior management team, including our new Chief Operating Officer and our departing chief operating officers pursuant to our Restructuring Plan, has significant experience in the ownership, management and development of commercial real estate through multiple business cycles. We believe our executive management team’s experience will enable us to capitalize on industry relationships by providing an ongoing pipeline of attractive leasing, redevelopment and/or construction opportunities.

•

Ability to Increase Our Margins Through Our Operating Leverage. We anticipate that our business and growth strategies can be substantially supported by our existing platform, and our platform as modified by our Restructuring Plan, will not require significant incremental general and administrative expenditures outside of our previously announced Restructuring Plan and will allow us to continue to benefit from operational leverage and increase operating margins. We achieved 176% growth in Adjusted EBITDA from 2013 to 2017 compared to 151% growth in revenue during the same period.

•

Continuing to Selectively Expand Our Fully Integrated Platform to Other Strategic Markets. We expect to continue to selectively pursue attractive opportunities in strategic locations and sectors where we believe our fully integrated platform would give us a competitive advantage in the leasing of a facility or portfolio of assets. We also believe we can integrate additional data center facilities into our platform without adding significant incremental headcount or general and administrative expenses.

•

Commitment to Sustainability. We have a commitment to sustainability that focuses on managing our power and space as effectively and efficiently as possible. We believe that our continued efforts and proven results from sustainably redeveloping properties give us a distinct advantage over our competitors in attracting new customers.

Competition

We compete with developers, owners and operators of data centers and with IT infrastructure companies in the market for data center customers, properties for acquisition and the services of key third-party providers. In addition, we continue to compete with owners and operators of data centers and providers of cloud and managed services that follow other business models and may offer one or more of these services. We believe, however, that our product offerings set us apart from our competitors in the data center industry and makes us more attractive to customers, both large and small. In addition, we believe other providers are seeking ways to enter or strengthen their positions in the data center market.

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

Privacy and Cybersecurity

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

As a company that may process European personal data, we may also be subject to European data protection laws and regulations. The European Union (EU) Commission, Parliament, and Council adopted in April 2016 a new General Data Protection Regulation (GDPR) that will take effect in May 2018. The GDPR will replace the current European privacy regime and will impose new privacy requirements as well as increase the likelihood of applicability of European law to entities established outside the EU but processing data of European data subjects. Under the GDPR, there can be fines of up to €10,000,000 or up to 2% of the global sales for certain comparatively minor offenses, or up to €20,000,000 or up to 4% of the global sales for more serious offenses.

To facilitate and legitimize the transfer of both client and personnel data from the European Union (“EU”) to the United States, we self-certified to the U.S. Department of Commerce that we adhere to the EU-U.S. Privacy Shield Framework, which requires organizations operating in the United States to provide assurance that they are adhering to relevant European standards for data protection for such transfers. QTS complies with the EU-US Privacy Shield Framework as set forth by the Department of Commerce regarding the collection, use and retention of personal information transferred from the EU to the United States. However, our self-certification under the EU-U.S. Privacy Shield Framework may not be sufficient to ensure compliance with GDPR. Legal challenges have been brought in European courts seeking to declare the Privacy Shield Framework invalid under European law as a mechanism to legitimize transfers of personal data from the EU to the United States, which could require us to implement alternative means to address European cross border data transfer requirement.

Insurance

We carry comprehensive liability, fire, extended coverage, earthquake, flood, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy. We also carry coverage for general liability, technology professional liability, and cybersecurity. We have selected policy specifications and insured limits that we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our management, the properties in our portfolio are currently adequately insured and the risk for any failure related to professional liability or a physical or cybersecurity breach are adequately covered by our insurance. We will not carry insurance for generally uninsured losses such as loss from riots, war, wet or dry rot, vermin and, in some cases, flooding and earthquake, because such coverage is not available or is not available at commercially reasonable rates. In addition, although we carry earthquake and flood insurance on our properties in an amount and with deductibles that we believe are commercially reasonable, such policies are subject to limitations in certain flood and seismically active zones. Certain of the properties in our portfolio are located in areas known to be seismically active. See “Risk Factors—Risks Related to the Real Estate Industry—Uninsured and underinsured losses could have a material adverse effect on us.”

Employees

As of December 31, 2017, we employed approximately 818 persons, five of whom were represented by a labor union. We believe our relations with our employees are good.

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

Risks Related to Our Business and Operations

Because we are focused on the ownership, operation, redevelopment and/or construction of data centers, any decrease in the demand for data center space or managed services could have a material adverse effect on us.

Because our portfolio consists entirely of data centers, or land to be developed or converted into data centers, we are subject to risks inherent in investments in a single industry. Adverse developments in the data center market or in the industries in which our customers operate could lead to a decrease in the demand for data center space or managed services, which could have a greater material adverse effect on us than if we owned a more diversified real estate portfolio. These adverse developments could include: a decline in the technology industry, such as a decrease in the use of mobile or web-based commerce, industry slowdowns, business layoffs or downsizing, relocation of businesses, increased costs of complying with existing or new government regulations and other factors; a slowdown in the growth of the Internet generally as a medium for commerce and communication; a downturn in the market for data center space generally such as oversupply of or reduced demand for space; and the rapid development of new technologies or the adoption of new industry standards that render our or our customers’ current products and services obsolete or unmarketable and, in the case of our customers, that contribute to a downturn in their businesses, increasing the likelihood of a default under their leases or that they become insolvent or file for bankruptcy protection. To the extent that any of these or other adverse conditions occur, they are likely to impact market rents for, and cash flows from, our data center space, which could have a material adverse effect on us.

Our data center infrastructure may become obsolete or unmarketable and we may not be able to upgrade our power, cooling, security or connectivity systems cost-effectively or at all.

The markets for the data centers we own and operate, as well as certain of the industries in which our customers operate, are characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels and changing customer demands. As a result, the infrastructure at our data centers may become obsolete or unmarketable due to demand for new processes and/or technologies, including, without limitation: (i) new processes to deliver power to, or eliminate heat from, computer systems; (ii) customer demand for additional redundancy capacity or, conversely, reduced redundancy capacity; or (iii) new technology that permits lower levels of critical load and heat removal than our data centers are currently designed to provide. In addition, the systems that connect our data centers to the Internet and other external networks may become outdated, including with respect to latency, reliability and diversity of connectivity. When customers demand new processes or technologies, we may not be able to upgrade our data centers on a cost-effective basis, or at all, due to, among other things, increased expenses to us that cannot be passed on to customers or insufficient revenue to fund the necessary capital expenditures. The obsolescence of our power and cooling systems and/or our inability to upgrade our data centers, including associated connectivity, could reduce revenue at our data centers and could have a material adverse effect on us. Furthermore, potential future regulations that apply to industries we serve may require customers in those industries to seek specific requirements from their data centers that we are unable to provide. These may include physical security regulations applicable to the defense industry and government contractors and privacy and security requirements applicable to the financial services and health care industries. If such regulations were adopted, we could lose customers or be unable to attract new customers in certain industries, which could have a material adverse effect on us.

We face considerable competition in the data center industry and may be unable to renew existing leases, lease vacant space or re-let space on more favorable terms, or at all, as leases expire, which could have a material adverse effect on us.

Leases representing approximately 34% of our leased raised floor and approximately 41% of our annualized rent (including all month-to-month leases), in each case as of December 31, 2017, are scheduled to expire by the end of 2018. We compete with numerous developers, owners and operators in the data center industry, including managed service providers and other REITs, some of which own or lease properties similar to ours, or may do so in the future, in the same submarkets in which our properties are located. Our competitors may have significant advantages over us, including greater name recognition, longer operating histories, higher operating margins, pre-existing relationships with current or potential customers, greater financial, marketing and other resources, and access to greater and less expensive power. These advantages could allow our competitors to respond more quickly to strategic opportunities or changes in our industry or markets. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our customers, or if our competitors offer products and services in a greater variety, that are more state-of-the-art or that are more competitively priced than the products and services we offer, we may lose customers or be unable to attract new customers without lowering our rental rates and improving the quality, mix and technology of our products and services. We cannot assure you that we will be able to renew leases with our existing customers or re-let space to new customers if our current customers do not renew their leases. Even if our customers renew their leases or we are able to re-let the space, the terms (including rental rates and lease periods) and costs (including capital) of renewal or re-letting may be less favorable than the terms of our current leases. In addition, there can be no assurances that the type of space and/or services currently available at our properties will be sufficient to retain current customers or attract new customers in the future. Although we offer a full spectrum of data center products from Custom Data Centers to Colocation to certain Cloud and Managed Services, our competitors that specialize in only one of our product and service offerings may have competitive advantages in that space. If rental rates for our properties decline, we are unable to lease vacant space, our existing customers do not renew their leases or we do not re-let space from expiring leases, in each case, on favorable terms, it could have a material adverse effect on us.

Our restructuring plan may not be successful, or we may not fully realize the expected benefits of our Restructuring Plan or other operating or cost-saving initiatives.

On February 20, 2018, we commenced the Restructuring Plan regarding the organization of our business and product offerings.  Key activities under the announced Restructuring Plan include realignment of our product offerings around hyperscale and hybrid colocation, narrowing our Cloud and Managed Services offerings, and implementing a broader cost reduction initiative reflecting our simplified product set. We expect to incur costs for severance, stay bonuses and related benefits to affected employees due to the restructuring, and we may incur unexpected additional costs in connection with the Restructuring Plan, such as termination, disposition and impairment costs, which have yet to be determined. These incremental charges will vary based on the timing and structure of our exit of or non-core business, including through a potential disposition. The Restructuring Plan presents significant potential risks that may impair our ability to achieve anticipated operating improvements and/or cost reductions. These risks include, among others, higher than anticipated costs in implementing our Restructuring Plans, management distraction from ongoing business activities, damage to our reputation and brand image, including negative publicity, and workforce attrition beyond planned reductions. If we are unable to successfully implement and manage our Restructuring Plan, we may not achieve our targeted business simplication, increased profitability, enhanced margins, operational improvements and efficiencies, or planned cost reductions, over our intended timeline of the remainder of 2018, or at all.  This could adversely impact our operating results and financial condition, and our future results of operations. In addition, if we fail to achieve targeted operating improvements and/or cost reductions, we may be required to implement additional restructuring-related activities, which may be dilutive to our earnings.

Our business could be negatively affected as a result of actions by activist stockholders.

Stockholder campaigns to effect changes in publicly-traded companies are sometimes led by activist investors through various corporate actions, including proxy contests. Responding to these actions can disrupt our operations by diverting the attention of management and our employees as well as our financial resources. Stockholder activism could create perceived uncertainties as to our future direction, which could result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners. Furthermore, the election of individuals to our board of directors with a specific agenda could adversely affect our ability to effectively and timely implement our strategic plans.

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

Our two largest wholly-owned properties in terms of annualized rent, Atlanta-Metro and Atlanta-Suwanee, collectively accounted for approximately 40% of our annualized rent as of December 31, 2017. Therefore, any inability, temporarily or permanently, to fully and consistently operate either of these properties could have a material adverse effect on us. In addition, because both properties are located in the Atlanta metropolitan area, we are particularly susceptible to adverse developments in that area, including as a result of natural disasters (such as hurricanes, floods, tornadoes and other events), that could cause, among other things, permanent damage to the properties and electrical power outages that may last beyond our backup and alternative power arrangements. Further, Atlanta-Metro and Atlanta-Suwanee account for several of our largest leases in terms of MRR. Any nonrenewal, credit or other issues with large customers could adversely affect the performance of these properties.

We may be adversely affected by the economies and other conditions of the markets in which we operate, particularly in Atlanta and other metropolitan areas, where we have a high concentration of our data center properties.

We are susceptible to adverse economic or other conditions in the geographic markets in which we operate, such as periods of economic slowdown or recession, the oversupply of, or a reduction in demand for, data centers and cloud and managed services in a particular area, industry slowdowns, layoffs or downsizings, relocation of businesses, increases in real estate and other taxes and changing demographics. The occurrence of these conditions in the specific markets in which we have concentrations of properties could have a material adverse effect on us. Our Atlanta area data centers and our data centers in Virginia (including Richmond, Ashburn, the Vault and leased facilities acquired in 2015), accounted for approximately 40% and 23%, respectively, of our annualized rent as of December 31, 2017. As a result, we are particularly susceptible to adverse market conditions in these areas. In addition, other geographic markets could become more attractive for developers, operators and customers of data center facilities based on favorable costs and other conditions to construct or operate data center facilities in those markets. For example, some states have created tax incentives for developers and operators to locate data center facilities in their jurisdictions. These changes in other markets may increase demand in those markets and result in a corresponding decrease in demand in our markets. Any adverse economic or real estate developments in the geographic markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for data center space resulting from the local business climate or business climate in other markets, could have a material adverse effect on us.

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

Our customers are a mix of Customer Data Center, Colocation and Cloud and Managed Services customers. Each type of customer and their leases with us have certain features that distinguish them from our other customers, such as operating margin, space and power requirements and lease term. In addition, our customers engage in a variety of professional, financial, technological and other businesses. A diverse customer base helps to minimize exposure to economic fluctuations in any one industry, business sector or customer type, or any particular customer. Our relative mix of products used by our customers may change over time, as may the industries represented by our customers, the concentration of customers within specified industries and the economic value and risks associated with each customer, and there is no assurance that we will be able to maintain a diverse customer base, which could have a material adverse effect on us.

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

Our top 10 customers collectively accounted for approximately 36% of our portfolio’s total MRR as of December 31, 2017. We have one customer that accounted for approximately 11.8% of our MRR and the next largest customer accounted for only 4.5% of our MRR as of December 31, 2017. As a result, if we lose and are unable to replace one or more of these customers, if these customers significantly reduce their business with us or default on their obligations to us or if we choose not to enforce, or to enforce less vigorously, any rights that we may have now or in the future against these significant customers because of our desire to maintain our relationship with them, our business, financial condition and results of operations, including the amount of cash available for distribution to our stockholders, could be materially adversely affected

Our future growth depends upon the successful expansion or redevelopment of our existing properties, the development of new properties, and any delays or unexpected costs in such expansion, redevelopment or development could have a material adverse effect on us.

We have initiated or are contemplating the redevelopment of multiple of our existing data center properties: Atlanta-Metro, Irving, Richmond, Santa Clara, Piscataway, Chicago, Princeton, Fort Worth, Ashburn, Dulles and leased facilities acquired in 2015. Our future growth depends upon the successful completion of these efforts, as well as on development of new properties. With respect to our current and any future expansions, developments and redevelopments, we will be subject to certain risks, including the following:

•	financing risks;
•	increases in interest rates or credit spreads;
•	site selection and lack of availability of adequate properties for development;
•	construction and/or lease-up delays;
•	changes to plans or specifications;
•	construction site accidents or other casualties;
•	lack of availability of, and/or increased costs for, specialized data center components, including long lead-time items such as generators;
•	cost overruns, including construction or labor costs that exceed our original estimates;
•	failure of contractors to perform on a timely basis or at all, or other misconduct on the part of contractors;
•	contractor and subcontractor disputes, strikes, labor disputes or supply disruptions;
•	environmental issues, fire, flooding, earthquakes and other natural disasters;
•

delays with respect to obtaining or the inability to obtain necessary zoning, occupancy, environmental, land use and other governmental permits, and changes in zoning and land use laws, particularly with respect to build-outs at our Santa Clara facility;

•	failure to achieve expected occupancy and/or rental rate levels within the projected time frame, if at all; and
•	sub-optimal mix of products.

In addition, with respect to any expansions, developments or redevelopments, we will be subject to risks and, potentially, unanticipated costs associated with obtaining access to a sufficient amount of power from local utilities, including the need, in some cases, to develop utility substations on our properties in order to accommodate our power needs, constraints on the amount of electricity that a particular locality’s power grid is capable of providing at any given time, and risks associated with the negotiation of long-term power contracts with utility providers. Similarly we will be subject to the risks and, potentially, unanticipated costs associated with obtaining access to sufficient internet, telecommunication and fiber optic network connectivity. We may not be able to successfully negotiate such contracts on favorable terms, or at all. Any inability to negotiate utility or telecommunications contracts on a timely basis or on favorable terms or in volumes sufficient to supply the critical load and connectivity anticipated for future developments could have a material adverse effect on us.

While we intend to develop data center properties primarily in markets with which we are familiar, we have and may in the future acquire properties in new geographic markets where we expect to achieve favorable risk-adjusted returns on our investment. We may not possess the same level of familiarity with development or redevelopment in these new markets and therefore cannot assure you that our development activities will generate attractive returns. Furthermore, development and redevelopment activities, regardless of whether they are ultimately successful, also typically require a substantial portion of our management’s time and attention. This may distract our management from focusing on other operational activities of our business.

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

We may commence development of a data center facility prior to having received any commitments from customers to lease any space in the facility and any extended vacancies could have a material adverse effect on our business, results of operations and financial condition.

As part of our growth strategy, we intend to commit substantial operational and financial resources to develop new data centers and expand existing ones. However, we typically do not require pre‑leasing commitments from customers before we develop or expand a data center, and we may not have sufficient customer demand to lease the new data center space when completed. Once development of a data center is complete, we incur a certain amount of operating expenses even if there are no tenants occupying the space. A lack of customer demand for data center space or excess capacity in the data center market could impair our ability to achieve our expected rate of return on our investment, which could have a material adverse effect on our financial condition, operating results and the market price of our common stock.

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

Security breaches at our facilities or affecting our networks may result in disclosure of sensitive customer information that could harm our reputation and expose us to liability from customers and government agencies, and we may incur increasing or uncertain compliance and prevention costs, all of which could have a material adverse effect on us.

Our network could be subject to unauthorized access, computer viruses, cyber attacks or cyber intrusions and other disruptive problems, including malware, computer viruses and attachments to e-mails caused by customers, employees, or others inside or outside of our organization. Because a portion of our business focuses on serving U.S. government agencies and their contractors with a general focus on data security and information technology, we may be especially likely to be targeted by cyber attacks, including by governments, organizations or persons hostile to the U.S. government. Despite our activities to maintain the security and integrity of our networks and related systems, there can be no assurance that these activities will be effective.  Unauthorized access, computer viruses, or other disruptive problems could lead to interruptions, delays and cessation of service to our customers and the compromise or loss of our or our customers’ (or their customers’) information. We routinely process, store and transmit large amounts of data for our customers, which includes sensitive and personally identifiable information. Loss or compromise of this data could cost us both monetarily and in terms of customer goodwill and lost business. Unauthorized access also potentially could jeopardize the security of our confidential information or confidential information of our customers or our customers’ end-users, which might expose us to liability from customers and the government agencies that regulate us or our customers, as well as harm our brand and deter potential customers from renting our space and purchasing our services. For example, violations of HIPAA and its implementing regulations, as amended by the HITECH Act, can lead to fines of up to $1.5 million for identical violations of a particular provision in a calendar year, and under the GDPR, there can be fines of up to €10,000,000 or up to 2% of the global sales for certain comparatively minor offenses and up to €20,000,000 or up to 4% of the global sales for more serious offenses.  Additionally, violations of privacy or cybersecurity laws, regulations or standards increasingly lead to class-action and other types of litigation, which can result in substantial monetary judgments or settlements. Therefore, any such security breaches could have a material adverse effect on us.

In addition, the regulatory framework around data custody, cybersecurity, data privacy and breaches varies by jurisdiction and is an evolving area of law. We cannot predict how future laws, regulations and standards, or future interpretations of current laws, regulations and standards, related to privacy and cybersecurity will affect our business and we cannot predict the cost of compliance. Furthermore, we may be required to expend significant financial resources to protect against physical or cybersecurity breaches that could result in the misappropriation of our or our customers’ information. As techniques used to breach security change frequently, and generally are not recognized until launched against a target, we may not be able to implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Any internal or external breach in our network could severely harm our business and result in costly litigation and potential liability for us.  We also may be liable for, and suffer reputational harm if, any of our third-party service providers or subcontractors suffers security breaches. To the extent our customers demand that we accept unlimited liability and to the extent there is a competitive trend to accept it, such a trend could affect our ability to retain these limitations in our leases at the risk of losing the business. Such a trend may be particularly likely to occur with regard to our Cloud and Managed Services. These potential costs and liabilities could have a material adverse effect on us.

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

We must continue to identify, hire, train, and retain IT professionals, technical engineers, operations employees, and sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required to grow our company, develop and expand our data centers, maximize our rental and services income and achieve the highest sustainable rent levels at each of our facilities. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of these personnel. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. An increase in these costs or our inability to recruit and retain necessary technical, managerial, sales and marketing personnel or to maintain access to key third-party providers could have a material adverse effect on us. For example, for certain products, we partner or collaborate with third parties such as software developers.  Our failure to maintain such relationships could impact our ability to provide certain services, in particular, government-related services, which could have a material adverse effect on us.

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

Our international operations expose us to regulatory, currency, legal, tax and other risks distinct from those faced by us in the U.S.

Although our operations are primarily based in the United States, we also have a presence outside of the United States. Foreign operations involve risks not generally associated with investments in the United States, including:

•	our limited knowledge of and relationships with customers, contractors, suppliers or other parties in these markets;
•	complexity and costs associated with managing international development and operations;
•	difficulty in hiring qualified management, sales and other personnel and service providers;
•	differing employment practices and labor issues;
•	multiple, conflicting, changing and uncertain legal, regulatory, entitlement and permitting, and tax and treaty environments;
•	rapid changes in governmental, economic and political policy, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation;
•	exposure to increased taxation, confiscation or expropriation and the risk of forced nationalization;
•	currency transfer restrictions and limitations on our ability to distribute cash earned in foreign jurisdictions to the United States;
•

difficulty in enforcing agreements in non-U.S. jurisdictions, including those entered into in connection with our acquisitions or in the event of a default by one or more of our customers, suppliers or contractors;

•	compliance with anti-bribery and corruption laws;
•	local business and cultural factors;
•	political and economic instability, including sovereign credit risk, in certain geographic regions and;
•	difficulties in complying with U.S. rules governing REITs while operating outside of the United States.

In addition, the GDPR, which will take effect in May 2018, will impose new privacy requirements as well as increase the likelihood of applicability of European law to entities established outside the EU but processing data of European data subjects. Also, while we have signed up to the EU-U.S. Privacy Shield Framework, which requires organizations operating in the United States to provide assurance that they are adhering to relevant European standards for data protection for such transfers, our self-certification under the EU-U.S. Privacy Shield Framework may not be sufficient to ensure compliance with GDPR. Legal challenges have been brought in European courts seeking to declare the Privacy Shield Framework invalid under European law as a mechanism to legitimize transfers of personal data from the EU to the United States, which could require us to implement alternative means to address European cross border data transfer requirement. To the extent we are not in compliance with the GDPR, the EU authorities may investigate or bring enforcement actions against us that may result in criminal and administrative sanctions. Such actions could have a material adverse effect on us and harm our reputation

Our inability to overcome these risks could adversely affect our foreign operations and growth prospects and could have a material adverse effect on us.

Government regulation could have a material adverse effect on us.

Various laws and governmental regulations, both in the U.S. and abroad, governing internet related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action.  For example, the Federal Communications Commission recently repealed its network neutrality rules, and it is unclear what affect that may have on us, our customers or the carriers who provide connectivity to our data centers. We remain focused on whether and how existing and changing laws, such as those governing cybersecurity, data privacy and data security, intellectual property, libel, telecommunications services, consumer protection and taxation, apply to the internet and to related offerings such as ours, and substantial resources may be required to comply with regulations or bring any non-compliant business practices into compliance with such regulations.  The adoption or modification of any such laws or regulations, or interpretations of existing laws, could have a material adverse effect on us.

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

We may co-invest in joint ventures with third parties from time to time, and such investments could be adversely affected by the capital markets, lack of sole decision-making authority, reliance on joint venture partners’ financial condition and any disputes that may arise between us and our joint venture partners.

We may in the future co-invest with third parties through partnerships, joint ventures or other structures in which we acquire noncontrolling interests in, or share responsibility for, managing the affairs of a property, partnership, co-tenancy or other entity. In these events, we expect that our joint venture partners would have customary approval rights over certain major decisions. We may not be in a position to exercise sole decision-making authority regarding any properties owned through joint ventures or similar ownership structures. In addition, investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including potential deadlocks in making major decisions, restrictions on our ability to exit the joint venture, reliance on joint venture partners and the possibility that a joint venture partner might become bankrupt or fail to fund its share of required capital contributions, thus exposing us to liabilities in excess of our share of the joint venture or jeopardizing our REIT status. Furthermore, our joint venture partners may take actions that are not within our control that could jeopardize our REIT status. The funding of our capital contributions to such joint ventures may be dependent on proceeds from asset sales, credit facility advances or sales of equity securities. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. We may, in specific circumstances, be liable for the actions of our joint venture partners. In addition, any disputes that may arise between us and joint venture partners may result in litigation or arbitration that would increase our expenses. Any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.

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

Our indebtedness outstanding as of December 31, 2017 was approximately $1,229.9 million, which exposes us to interest rate fluctuations and the risk of default thereunder, among other risks.

Our net indebtedness outstanding as of December 31, 2017 was approximately $1,229.9 million. Approximately $831.0 million of this indebtedness bears interest at a variable rate which does not take into account $400 million of swaps that were entered into in April 2017 and became effective January 2, 2018. Increases in interest rates, or the loss of the benefits of our existing or future hedging agreements, would increase our interest expense, which would adversely affect our cash flow and our ability to service our debt. Our organizational documents contain no limitations regarding the maximum level of indebtedness, as a percentage of our market capitalization or otherwise, that we may incur. We may incur significant additional indebtedness, including mortgage indebtedness, in the future. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;
•

we may use a substantial portion of our cash flows to make principal and interest payments and we may be unable to obtain additional financing as needed or on favorable terms, which could, among other things, have a material adverse effect on our ability to complete our development and redevelopment pipeline, capitalize upon acquisition opportunities, fund working capital, make capital expenditures, make cash distributions to our stockholders, or meet our other business needs;

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

Our unsecured credit facility and the indenture governing our 4.750% Senior Notes due 2025 (the “Senior Notes”) also contain provisions that may limit QTS’ ability to make distributions to its stockholders and the Operating Partnership’s ability to make distributions to QTS. The unsecured credit facility generally provides that if a default occurs and is continuing, we will be precluded from making distributions on common stock and partnership interests, as applicable (other than those required to allow QTS to qualify and maintain its status as a REIT, so long as such default does not arise from a payment default or event of insolvency) and lenders under the unsecured credit facility and, potentially, other indebtedness, could accelerate the maturity of the related indebtedness. The unsecured credit facility also contains covenants providing for a maximum distribution of the greater of (i) 95% of our “Funds from Operations” (as defined in the agreement) and (ii) the amount required for us to qualify as a REIT. The indenture governing the Senior Notes contains provisions that restrict the Operating Partnership’s ability to make distributions to QTS, except distributions required to allow QTS to qualify and maintain its status as a REIT, so long as no event of default has occurred and is continuing.

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

Each of our significant debt instruments requires that we maintain certain financial ratios. Our unsecured credit facility provides that the outstanding principal balance of the loans and letter of credit liabilities under the unsecured credit facility cannot exceed the lesser of the $1.52 billion total commitment or the unencumbered asset pool availability. In addition, the unsecured credit facility requires that we maintain, among other things, (i) a maximum leverage ratio of total indebtedness to gross asset value not in excess of 60% (or 65% for the two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the administrative agent), (ii) a minimum fixed charge coverage ratio (defined as the ratio of consolidated EBITDA, subject to certain adjustments, to consolidated fixed charges) of not less than 1.70 to 1.00, (iii) tangible net worth, as defined in the credit agreement, of at least $1,209,000,000 plus 75% of the sum of net equity offering proceeds and (iv) a maximum distribution payout ratio of the greater of (a) 95% of our ‘‘funds from operations’’ (as defined in the agreement) and (b) the amount required for QTS to qualify as a REIT under the Code. In addition, the indenture that governs the Senior Notes requires the Operating Partnership and its Restricted Subsidiaries (as defined in the indenture that governs the Senior Notes) to maintain at all times total unencumbered assets of at least 150% of the aggregate principal amount of all of their outstanding unsecured indebtedness.

If we do not continue to satisfy these ratios or tests, we will be in default under the applicable debt instrument, which in turn may trigger defaults under our other debt instruments, which could result in the maturities of all of our debt obligations being accelerated. These events would have a material adverse effect on our liquidity.

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

In addition, we have used and may use interest rate swaps to hedge our exposure to interest rate fluctuations. For example, on April 5, 2017, we entered into forward interest rate swap agreements with an aggregate notional amount of $400 million that effectively fixed the interest rate on $400 million of term loan borrowings, $200 million of swaps allocated to each term loan, from January 2, 2018 through December 17, 2021 and April 27, 2022, respectively. The weighted average effective fixed interest rate on the $400 million notional amount of term loan financing, following the execution of these swap agreements, will approximate 3.5%, commencing on January 2, 2018, assuming the current LIBOR spread of 1.5%. We may use interest rate swaps or other forms of hedging again in the future.

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

Risks Related to the Real Estate Industry

The operating performance and value of our properties are subject to risks associated with the real estate industry.

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

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance with respect to our properties, as well as cybersecurity insurance, and we plan to obtain similar coverage for properties we acquire in the future. However, certain types of losses, generally of a catastrophic nature, such as earthquakes and floods, may be either uninsurable or not economically insurable. Should a property sustain damage, we may incur losses due to insurance deductibles, to co-payments on insured losses or to uninsured losses. In the event of a substantial property loss, the insurance coverage may not be sufficient to pay the full current market value or current replacement cost of the property. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to such property. Lenders may require such insurance and our failure to obtain such insurance may constitute default under loan agreements, which could have a material adverse effect on us. Finally, a disruption in the financial markets may make it more difficult to evaluate the stability, net assets and capitalization of insurance companies and any insurer’s ability to meet its claim payment obligations. A failure of an insurance company to make payments to us upon an event of loss covered by an insurance policy could have a material adverse effect on us. In the event of an uninsured or partially insured loss, we could lose some or all of our capital investment, cash flow and revenues related to one or more properties, which could also have a material adverse effect on us.

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

Risks Related to Our Organizational Structure

As of December 31, 2017, Chad L. Williams, our Chairman and Chief Executive Officer, owned approximately 11.4% of QTS’ outstanding common stock on a fully diluted basis and has the ability to exercise significant influence on the company and any matter presented to its stockholders.

As of December 31, 2017, Chad L. Williams, our Chairman and Chief Executive Officer owned approximately 11.4% of QTS’ outstanding common stock on a fully diluted basis. Mr. Williams has a significant vote in matters submitted to a vote of stockholders as a result of his ownership of Class B common stock, which gives him voting power equal to his economic interest in QTS as if he had exchanged all of his OP units for shares of Class A common stock, including in the election of directors. No other stockholder is permitted to own more than 7.5% of the aggregate of the outstanding shares of its common stock, except for certain designated investment entities that may own up to 9.8% of the aggregate of the outstanding shares of its common stock, subject to certain conditions, and except as approved by the board of directors pursuant to the terms of QTS’ charter. Consequently, Mr. Williams may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of the board of directors and approval of significant corporate transactions, such as business combinations, consolidations and mergers, as well as the determination of its day-to-day business decisions and management policies. As a result, Mr. Williams could exercise his influence on QTS in a manner that conflicts with the interests of other stockholders. Mr. Williams may have interests that differ from other stockholders, including by reason of his remaining interest in the Operating Partnership, and may accordingly vote in ways that may not be consistent with the interests of holders of Class A common stock. Moreover, if Mr. Williams were to sell, or otherwise transfer, all or a large percentage of his holdings, the market price of QTS’ common stock could decline and QTS could find it difficult to raise the capital necessary for it to execute its business and growth strategies.

Our tax protection agreement, during its term, could limit our ability to sell or otherwise dispose of certain properties and may require the Operating Partnership to maintain certain debt levels and agree to certain terms with lenders that otherwise would not be required to operate our business.

In connection with the IPO, we entered into a tax protection agreement with Chad L. Williams, our Chairman and Chief Executive Officer, and his affiliates and family members who own OP units that provides that if (1) we sell, exchange, transfer, convey or otherwise dispose of our Atlanta-Metro, Atlanta-Suwanee or Santa Clara data centers in a taxable transaction prior to January 1, 2026, referred to as the protected period, (2) cause or permit any transaction that results in the disposition by Mr. Williams or his affiliates and family members who own OP units of all or any portion of their interests in the Operating Partnership in a taxable transaction during the protected period or (3) fail prior to the expiration of the protected period to maintain approximately $175 million of indebtedness that would be allocable to Mr. Williams and his affiliates for tax purposes or, alternatively, fail to offer Mr. Williams and his affiliates and family members who own OP units the opportunity to guarantee specific types of the Operating Partnership’s indebtedness in order to enable them to continue to defer certain tax liabilities, we will indemnify Mr. Williams and his affiliates and family members who own OP units against certain resulting tax liabilities. Therefore, although it may be in our stockholders’ best interests that we sell, transfer, convey or otherwise dispose of one of these properties, it may be economically prohibitive for us to do so during the protected period because of these indemnity obligations. Moreover, these obligations may require us to maintain more or different indebtedness or agree to terms with our lenders that we would not otherwise agree to. As a result, the tax protection agreement will, during its term, restrict our ability to take actions or make decisions that otherwise would be in our best interests. As of December 31, 2017, our Atlanta-Metro, Atlanta-Suwanee and Santa Clara data centers represented approximately 46% of our annualized rent.

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

In order for QTS to maintain its qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (defined in the Code to include certain entities) at any time during the last half of each taxable year. QTS’ charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may actually or constructively own more than 7.5% of the aggregate of the outstanding shares of our common stock by value or by number of shares, whichever is more restrictive, or 7.5% of the aggregate of the outstanding shares of our preferred stock by value or by number of shares, whichever is more restrictive. However, certain entities that are defined as designated investment entities in our charter are permitted to own up to 9.8% of the aggregate of the outstanding shares of our common stock or preferred stock, so long as each beneficial owner of the shares owned by such designated investment entity would satisfy the 7.5% ownership limit if those beneficial owners owned directly their proportionate share of the common stock owned by the designated investment entity.

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

Certain provisions of the Maryland General Corporation Law (or MGCL) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting power of our shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and

•

“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

QTS has opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of its board of directors, and in the case of the control share provisions of the MGCL by a provision in its bylaws. However, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and it may, by amendment to its bylaws (which such amendment could be adopted by its board of directors in its sole discretion), opt in to the control share provisions of the MGCL in the future.

Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to adopt certain provisions, some of which (for example, a classified board) we do not yet have, that may have the effect of limiting or precluding a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of our company under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price. For example, our charter contains a provision whereby we have elected to be subject to the certain provisions of Title 3, Subtitle 8 of the MGCL, which provides that only our board of directors has the authority to fill vacancies on our board of directors.

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

Chad L. Williams, our Chairman and Chief Executive Officer, has outside business interests that could require his time and attention. These interests include the ownership of our Overland Park, Kansas facility, at which our corporate headquarters is also located (which is leased to us), and certain office and other properties and certain other non-real estate business ventures, provided that he will be permitted to engage in other specified activities. Mr. Williams’ employment agreement requires that he devote substantially all of his business time to our company. Mr. Williams also may have fiduciary obligations associated with these business interests that interfere with his ability to devote time to our business and that could have a material adverse effect on us.

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

Conflicts of interest exist or could arise in the future as a result of the relationships between QTS and its affiliates, on the one hand, and the Operating Partnership or any partner thereof, on the other. Our directors and officers have duties to QTS and its stockholders under applicable Maryland law in connection with their management of our company. At the same time, we, as general partner, have fiduciary duties to the Operating Partnership and to its limited partners under Delaware law in connection with the management of the Operating Partnership. QTS’ duties as general partner to the Operating Partnership and its partners may come into conflict with the duties of our directors and officers to our company and our stockholders. These conflicts may be resolved in a manner that is not in the best interest of stockholders.

Additionally, the partnership agreement expressly limits our liability by providing that QTS and its officers, directors, agents and employees will not be liable or accountable to the Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or such officer, director, agent or employee acted in good faith. In addition, the Operating Partnership is required to indemnify QTS, and its officers, directors, agents, employees and designees to the extent permitted by applicable law from and against any and all claims arising from operations of the Operating Partnership, unless it is established that (1) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty, (2) the indemnified party received an improper personal benefit in money, property or services or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been resolved in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties that would be in effect were it not for the partnership agreement.

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

As of December 31, 2017, we had 50,573,387 shares of our Class A common stock outstanding. In addition, as of December 31, 2017, we had 128,408 shares of our Class B common stock and 6,543,729 OP units outstanding (each of which may, and in certain cases must, exchange into shares of Class A common stock on a one-for-one basis). Subject to applicable law, our board of directors has the authority, without further stockholder approval, to issue additional shares of common stock and preferred stock on the terms and for the consideration it deems appropriate.

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

•	for taxable years beginning before December 31, 2017, we would be subject to the federal alternative minimum tax and possibly increased state and local taxes and
•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which it was disqualified.

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

The maximum tax rate applicable to income from "qualified dividends" payable by non-REIT “C” corporations to U.S. stockholders that are individuals, trusts and estates generally is 20% (excluding the 3.8% net investment income tax). Dividends payable by REITs, however, generally are not eligible for the current reduced rate, except to the extent that certain holding requirements have been met and a REIT's dividends are attributable to dividends received by a REIT from taxable corporations (such as a TRS), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as "capital gains dividends." Effective for taxable years beginning after December 31, 2017, and before January 1, 2026, those U.S. stockholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those U.S. stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by non-REIT “C” corporations. Although the reduced rates applicable to dividend income from non-REIT “C” corporations does not adversely affect the taxation of REITs or dividends payable by REITs, it could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT “C” corporations that pay dividends, which could depress the market price of the stock of REITs, including our common stock.

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

To qualify as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities (the “75% asset test”). The remainder of our investments (other than securities includable in the 75% asset test, and securities issued by our TRSs) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than securities includable in the 75% asset test, and securities issued by our TRSs) can consist of the securities of any one issuer no more than 20% (25% for our tax years that began prior to December 31, 2017) of the value of our total assets can be represented by securities of one or more TRS, and debt instruments issued by publicly offered REITs, to the extent not secured by real property or interests in real property, cannot exceed 25% of the value of our total assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, the Operating Partnership may be required to liquidate or forgo otherwise attractive investment opportunities. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders and the Operating Partnership’s income and amounts available to service its indebtedness.

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

The Code provides that no more than 20% (25% for our tax years that began prior to December 31, 2017) of the value of a REIT’s assets may consist of shares or securities of one or more TRSs and that at least 75% of its assets must consist of cash, cash items, government securities and “real estate assets” (as defined in the Code).  We currently provide our Cloud and Managed Services product, including our hybrid Cloud and IaaS product, to our customers through a TRS, which is 100% owned by our Operating Partnership.  Our investment in our TRSs is not a qualifying asset for purposes of the 75% asset test. The 20% (25% for our tax years that began prior to December 31, 2017) ownership limitation on TRS stock together with the 75% asset test could limit further growth of our Cloud and Managed Services business.  We have monitored and will continue to monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the ownership limitations applicable to TRSs. While we believe that the aggregate value of the stock and securities of our TRSs has been and will continue to be less than 20% (25% for our tax years that began prior to December 31, 2017) of the value of our total assets (including the stock and securities of our TRSs), there can be no assurance that we will be able to comply with this ownership limitation or that the law will not be changed in the future to further reduce this ownership limitation.

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

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction that the Operating Partnership enters into to manage the risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, or manage the risk of certain currency fluctuations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that the Operating Partnership enters into other types of hedging transactions or fails to properly identify such transaction as hedges, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, the Operating Partnership may be required to limit its use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of the Operating Partnership’s hedging activities because a TRS may be subject to tax on gains or expose the Operating Partnership to greater risks associated with changes in interest rates than it would otherwise want to bear. In addition, losses in a TRS will generally not provide any current tax benefit, except that such losses could be carried back or forward and therefore be applied against past or future taxable income of the TRSs.

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

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code and the Treasury regulations thereunder, such corporation’s ability to use net operating losses (“NOLs”) generated prior to the time of that ownership change may be limited. To the extent the affected corporation’s ability to use NOLs is limited, such corporation’s taxable income may increase. As of December 31, 2017, QTS had approximately $33.9 million of NOLs (all of which are attributable to QTS Holdings TRS (a TRS of QTS)) that will begin to expire in 2029 if not utilized. In general, an ownership change occurs if one or more large stockholders, known as “5% stockholders,” including groups of stockholders that may be aggregated and treated as a single 5% stockholder, increase their aggregate percentage interest in a corporation by more than 50% over their lowest ownership percentage during the preceding three-year period. We believe that the formation transactions caused an ownership change within the meaning of Section 382 of the Code with respect to QTS Holdings TRS. Accordingly, to the extent QTS Holdings TRS has taxable income in future years, its ability to use NOLs incurred prior to our formation transactions in such future years will be limited, and it will have greater taxable income as a result of such limitation. As a result of those limitations, the Operating Partnership may have less after-tax cash available to service its indebtedness.

The new tax law imposed further limits on the deductibility of certain executive compensation expense, which could result in greater taxes for our TRS or the need to increase distributions to our stockholders.

As a result of the new Tax Cuts and Jobs Act (“2018 Tax Law”), which became effective January 1, 2018, Section 162(m) of the Code no longer allows public companies to exceed the $1 million limit on the deduction for executive compensation to certain executive officers when the compensation is qualified as “performance-based compensation.”  The changes under Section 162(m) are generally effective for taxable years beginning in 2018, but there is a grandfather rule for compensation paid pursuant to a written, binding contract that was in effect on November 2, 2017, which was not modified in any material respect on or after that date.

As a REIT, we are generally not subject to federal income taxes other than through our TRS.  Moreover, the IRS has previously issued private letter rulings holding that, under certain circumstances, Section 162(m) does not apply to compensation paid to employees of a REIT’s operating partnership.  We therefore should not be subject to the Section 162(m) limits with respect to compensation paid by our Operating Partnership or its subsidiaries to the Company’s executive officers for services to our Operating Partnership.  However, if we make compensation payments at the REIT level or if Section 162(m) is deemed to apply to our Operating Partnership or our TRS, we may be required to make additional distributions to stockholders to comply with our REIT distribution requirements and eliminate our U.S. federal income tax liability and a larger portion of stockholder distributions that would otherwise have been treated as a return of capital may be subject to U.S. federal income tax as dividend income as a result of our increased taxable income.  Any such compensation allocated to our taxable REIT subsidiaries, whose income is subject to U.S. federal income tax, would result in an increase in income taxes due to the inability to deduct such compensation.

Legislative or other actions affecting REITs could materially and adversely affect us and our investors as well as the Operating Partnership.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our stockholders as well as the Operating Partnership. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification. In particular, the Act makes many significant changes to the U.S. federal income tax laws that will impact the taxation of individuals and corporations (both non-REIT “C” corporations as well as, to a lesser extent, corporations that have elected to be taxed as REITs).  These changes will impact us and our stockholders in various ways, although, based on our initial assessment, the impact of these changes is not expected to be material.  To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require guidance.  It is highly likely that technical correction legislation will be needed to clarify certain aspects of the new law and give proper effect to

Congressional intent.  There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future.

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

Operating Properties

The following table presents an overview of the portfolio of operating properties that we own or lease, referred to herein as our operating properties, based on information as of December 31, 2017.The table excludes data center development associated with land acquired in Phoenix, AZ in the third quarter of 2017 and data center development associated with land acquired in the fourth quarter of 2017 in Hillsboro, OR. Additionally, the table excludes the 28 acres purchased in Ashburn, VA in the fourth quarter of 2017, but includes the 24 acres currently under development in Ashburn.

			Operating Net Rentable Square Feet (Operating NRSF) (3)
Property	Year Acquired (1)	Gross Square Feet (2)	Raised Floor (4)	Office & Other (5)	Supporting Infrastructure (6)	Total	% Occupied and Billing (7)	Annualized Rent (8)	Available Utility Power (MW) (9)	Basis of Design NRSF	Current Raised Floor as a % of BOD
Richmond, VA	2010	1,318,353	167,309	51,093	178,854	397,256	78.3%	$41,729,775	110	557,309	30.0%
Atlanta, GA (Metro)	2006	968,695	456,986	36,953	333,186	827,125	96.1%	$96,559,779	72	527,186	86.7%
Irving, TX	2013	698,000	148,160	6,981	141,123	296,264	96.0%	$43,876,400	140	275,701	53.7%
Princeton, NJ	2014	553,930	58,157	2,229	111,405	171,791	100.0%	$9,995,818	22	158,157	36.8%
Chicago, IL	2014	474,979	28,000	—	30,452	58,452	74.3%	$8,423,811	8	215,855	13.0%
Ashburn, VA	2017	445,000	—	—	—	—	—%	$—	50	178,000	—%
Suwanee, GA	2005	369,822	205,608	8,697	107,128	321,433	91.6%	$56,998,497	36	205,608	100.0%
Piscataway, NJ	2016	360,000	88,820	14,311	91,851	194,982	84.2%	$13,868,798	111	176,000	50.5%
Fort Worth, TX	2016	261,836	10,600	—	19,438	30,038	100.0%	$1,777,200	50	80,000	13.3%
Santa Clara, CA*	2007	135,322	55,905	944	45,094	101,943	72.4%	$20,053,506	11	80,940	69.1%
Sacramento, CA	2012	92,644	54,595	2,794	23,916	81,305	45.0%	$11,488,839	8	54,595	100.0%
Dulles, VA	2017	87,159	30,545	5,997	32,892	69,434	48.4%	$31,247,755	13	48,270	63.3%
Leased facilities **	2006 & 2015	206,631	76,451	19,450	42,001	137,902	39.9%	$38,346,225	14	97,692	78.3%
Other ***	Misc.	147,435	22,380	49,337	30,074	101,791	65.8%	$6,128,016	5	22,380	100.0%
Total		6,119,806	1,403,516	198,786	1,187,414	2,789,716	86.9%	$380,494,419	650	2,677,693	52.4%

(1)	Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
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
(7)

Calculated as data center raised floor that is subject to a signed lease for which billing has commenced (969,777 square feet as of December 31, 2017) divided by leasable raised floor based on the current configuration of the properties (1,116,584 square feet as of December 31, 2017), expressed as a percentage.

(8)

We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental activities and cloud and managed services, but excludes customer recoveries, deferred set up fees and other one-time and variable revenues. MRR does not include the impact from booked-not-billed contracts as of a particular date, unless otherwise specifically noted.

(9)	Represents installed utility power and transformation capacity that is available for use by the facility as of December 31, 2017.

*          Subject to long term ground lease.

**        Includes 11 facilities.  All facilities are leased, including those subject to capital leases. During the quarter ended March 31, 2017, the Company moved its Jersey City, NJ facility to the “Leased facilities” line item. During the quarter ended December 31, 2017, the Company completed the buyout of the Vault facility in Dulles, VA that was previously subject to a capital lease agreement, and as such, the facility was moved from the “Leased facilities” line item to a separate “Dulles, VA” line item.

***      Consists of Miami, FL; Lenexa, KS; Overland Park, KS; and Duluth, GA facilities. During the quarter ended March 31, 2017, the Company moved its Miami, FL facility to the “Other” line item.

Development Pipeline

The following table presents an overview of our development pipeline, based on information as of December 31, 2017.

Raised Floor NRSF
Overview as of December 31, 2017
Property	Current NRSF in Service	Under Construction (1)	Future Available (2)	Basis of Design NRSF	Approximate Acreage of Available Land (3)
Richmond	167,309	—	390,000	557,309	111.1
Atlanta-Metro	456,986	28,000	42,200	527,186	16.7
Irving	148,160	35,000	92,541	275,701	29.4
Princeton	58,157	—	100,000	158,157	65.0
Chicago	28,000	21,000	166,855	215,855	23.0
Ashburn	—	19,530	158,470	178,000	35.3
Atlanta-Suwanee	205,608	—	—	205,608	15.4
Piscataway	88,820	10,000	77,180	176,000	—
Fort Worth	10,600	10,000	59,400	80,000	26.5
Santa Clara	55,905	—	25,035	80,940	—
Sacramento	54,595	—	—	54,595	—
Dulles	30,545	—	17,725	48,270	—
Leased facilities (4)	76,451	—	21,241	97,692	—
Phoenix	—	—	—	—	84.2
Hillsboro	—	—	—	—	92.0
Other (5)	22,380	—	—	22,380	—
Totals as of December 31, 2017	1,403,516	123,530	1,150,647	2,677,693	498.6

(1)	Reflects NRSF at a facility for which the initiation of substantial activities has begun to prepare the property for its intended use on or before December 31, 2018.
(2)	Reflects NRSF at a facility for which the initiation of substantial activities has begun to prepare the property for its intended use after December 31, 2018.
(3)

The total cost basis of available land, which is land available for future development, is approximately $139 million. This is included in land and construction in progress on the Combined Consolidated Balance Sheets.  The Basis of Design NRSF does not include any build-out on the undeveloped available land.

(4)

Includes 11 facilities.  All facilities are leased, including those subject to capital leases. During the quarter ended March 31, 2017, the Company moved its Jersey City, NJ facility to the “Leased facilities” line item. During the quarter ended December 31, 2017, the Company completed the buyout of the Vault facility in Dulles, VA that was previously subject to a capital lease agreement, and as such, the facility was moved from the “Leased facilities” line item to a separate “Dulles” line item.

(5)	Consists of Miami, FL; Lenexa, KS; and Overland Park, KS facilities. During the quarter ended March 31, 2017, the Company moved its Miami, FL facility to the “Other” line item.

The table below sets forth our estimated costs for completion of our major development projects currently under construction and expected to be operational by December 31, 2018 (dollars in millions):

	Under Construction Costs (1)
Property	Actual (2)	Estimated Cost to Completion (3)	Total	Expected Completion date
Atlanta-Metro	$7	$38	$45	Q1, Q2, Q3 & Q4 2018
Irving	60	23	83	Q1, Q2, Q3 & Q4 2018
Chicago	20	20	40	Q1, Q3 & Q4 2018
Ashburn	17	49	66	Q2 & Q4 2018
Piscataway	10	5	15	Q2 & Q3 2018
Fort Worth	7	9	16	Q4 2018
Totals	$121	$144	$265

(1)

In addition to projects currently under construction, our near-term development projects are expected to be delivered in a modular manner, and we currently expect to invest additional capital to complete these near term projects. The ultimate timing and completion of, and the commitment of capital to, our future development projects are within our discretion and will depend upon a variety of factors, including the actual contracts executed, availability of financing and our estimation of the future market for data center space in each particular market.

(2)

Represents actual costs for NRSF under construction through December 31, 2017. In addition to the $121 million of construction costs incurred through December 31, 2017 for development expected to be completed by December 31, 2018, as of December 31, 2017 we had incurred $447 million of additional costs (including acquisition costs and other capitalized costs) for other development projects that are expected to be completed after December 31, 2018.

(3)

Represents management’s estimate of the additional costs required to complete the current NRSF under development. There may be an increase in costs if customers’ requirements exceed our current basis of design.

We also own an aggregate of 498.6 acres of additional available land at our Richmond, Atlanta-Metro, Irving, Princeton, Chicago, Ashburn, Atlanta-Suwanee, Fort Worth, Phoenix, and Hillsboro data center properties which can support the development of over 6.1 million additional square feet of raised floor.

Customer Diversification

Our portfolio is currently leased to more than 1,100 customers comprised of companies of all sizes representing an array of industries, each with unique and varied business models and needs. The following table sets forth information regarding the 10 largest customers in our portfolio based on annualized rent as of December 31, 2017:

Principal Customer Industry	Number of Locations	Annualized Rent (1)	% of Portfolio Annualized Rent	Weighted Average Remaining Lease Term (Months) (2)
Content & Digital Media	2	$44,930,942	11.8%	28
Cloud & IT Services	2	17,116,243	4.5%	75
Cloud & IT Services	1	15,051,235	4.0%	51
Cloud & IT Services	3	12,933,895	3.4%	74
Cloud & IT Services	6	12,135,360	3.2%	31
Content & Digital Media	1	9,644,400	2.5%	10
Content & Digital Media	4	7,395,094	1.9%	10
Cloud & IT Services	7	6,640,508	1.7%	13
Content & Digital Media	2	5,006,367	1.3%	14
Financial Services	1	4,775,268	1.3%	24
Total / Weighted Average		$135,629,312	35.6%	38

(1)

Annualized rent is presented for leases commenced as of December 31, 2017. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(2)	Weighted average based on customer’s percentage of total annualized rent expiring as of December 31, 2017.

The following chart shows the breakdown of all our customers by industry based on annualized rent as of December 31, 2017:

Industry	% of Total Annualized Rent as of December 31, 2017
Cloud & IT Services	25.5%
Content & Digital Media	23.5%
Financial Services	15.0%
Government & Security	8.3%
Network	7.0%
Healthcare	6.6%
Retail	5.4%
Other	8.7%
Total	100.0%

Lease Distribution by Product Type

Product Type (Square Feet) (1)	Total Leased Raised Floor (2)	% of Portfolio Leased Raised Floor	Annualized Rent (3)	% of Portfolio Annualized Rent
Custom Data Centers	791,577	82%	$164,426,567	43%
Colocation Cabinets and Cages	173,763	18%	162,536,052	43%
Cloud Infrastructure	4,437	0%	53,531,800	14%
Portfolio Total	969,777	100%	$380,494,419	100%

(1)	Represents all leases in our portfolio for which billing has commenced as of December 31, 2017.
(2)	Represents the square footage of raised floor at a property under lease as specified in the lease and that has commenced billing as of December 31, 2017.
(3)

Annualized rent is presented for leases commenced as of December 31, 2017. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations as of December 31, 2017 at the properties in our portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights are exercised:

Year of Lease Expiration	Number of Leases Expiring (1)	Total Raised Floor of Expiring Leases	% of Portfolio Leased Raised Floor	Annualized Rent (2)	% of Portfolio Annualized Rent
Month-to-Month (3)	527	27,847	3%	$26,976,695	7%
2018	1,653	303,228	31%	126,472,277	34%
2019	1,020	127,214	13%	74,486,267	19%
2020	763	81,291	8%	50,106,357	13%
2021	155	77,574	8%	23,227,289	6%
2022	125	167,645	17%	42,100,874	11%
2023	15	39,153	4%	8,318,284	2%
2024	55	116,814	12%	26,746,054	7%
2025	9	7,537	1%	1,555,758	1%
2026	5	32	0%	29,400	0%
2027	5	21,442	3%	475,164	0%
After 2027	—	—	—%	—	—%
Portfolio Total	4,332	969,777	100%	$380,494,419	100%

(1)	Represents each agreement with a customer signed as of December 31, 2017 for which billing has commenced; a lease agreement could include multiple spaces and a customer could have multiple leases.
(2)

Annualized rent is presented for leases commenced as of December 31, 2017. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(3)

Consists of both customer leases whose original contract terms ended on December 31, 2017 and have yet to commence previously signed renewals as well as customers whose leases expired prior to December 31, 2017 and have continued on a month-to-month basis.

Description of Our Properties

Below is a description of our properties. More detail is provided for the properties that represent more than ten percent of our total assets or accounted for more than ten percent of our aggregate gross revenues or both as of and for the year ended December 31, 2017.

Atlanta-Metro

Our Atlanta, Georgia facility, or Atlanta-Metro, is currently our largest data center based on total operating NRSF. As of December 31, 2017, the property consisted of approximately 969,000 gross square feet with approximately 827,000 total operating NRSF, including approximately 457,000 raised floor operating NRSF. An on-site Georgia Power substation supplies 72 MW of utility power to the facility, which is backed up by diesel generators, and the facility has 120 MW of transformer capacity. The facility also includes a small amount of private “Class A” office space.  As of December 31, 2017, the facility was approximately 96% occupied by 235 customers across our product offerings.

Portions of the Atlanta-Metro facility are included in our development pipeline, as we plan to continue to expand the facility in multiple phases. During the year ended December 31, 2017, we placed approximately 4,000 of raised floor NRSF into service. Our current under construction development plans call for the addition of up to approximately 40,000 total operating NRSF, including approximately 28,000 NRSF of raised floor. We anticipate that this incremental space will cost approximately $38 million in the aggregate based on current estimates (in addition to costs already incurred as of December 31, 2017). Longer term, we can further expand the facility by approximately 71,000 total operating NRSF, of which approximately 42,000 NRSF would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 938,000 total operating NRSF, including approximately 527,000 NRSF of raised floor.

In addition, this facility is adjacent to approximately 17 acres of undeveloped land owned by us that we estimate could be developed to provide, at a minimum, an additional approximately 584,000 NRSF of raised floor. These 17 acres of undeveloped land are not included in our current development plans.

We are the beneficial owner of our Atlanta-Metro facility through a bond-financed sale-leaseback structure. This structure is necessary in the State of Georgia to receive property tax abatement. In 2006, the Development Authority of Fulton County (“DAFC”) issued a taxable industrial development revenue bond to us with a face amount of $300 million in exchange for legal title to the facility. The acquisition of the bond by us was “cashless” as the bond was issued to us in exchange for title to the facility. The bond matures on December 1, 2019 and bears interest at a rate of 8% per annum. DAFC leased the facility back to us under a bond lease at a rent equal to the debt service on the bond. The bond lease is a triple net lease, which is standard in conduit financing transactions of this type. The rent under the bond lease payable by us, as lessee, is assigned by DAFC to us, as the bondholder. Because the rent and debt service amounts are equal and offsetting, no cash changes hands between DAFC and us. DAFC is the owner and lessor of the facility, but its rights to receive all rental payments and a security interest in the facility have been pledged to us, as the bondholder, as security for the bond. Therefore, we have complete control over the facility at all times. We have an option to buy the facility for $10 when the bond matures on December 1, 2019. If we wish to obtain title earlier, we can do so by simply surrendering and cancelling the bond and paying the $10 option price.

Lease Expirations. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2017 at the Atlanta-Metro facility. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

	Number of	Total	% of Facility		% of Facility
Year of Lease	Leases	Raised Floor of	Leased	Annualized	Annualized
Expiration	Expiring (1)	Expiring Leases	Raised Floor	Rent (2)	Rent
Month-to-Month (3)	188	13,031	3%	$7,147,040	7%
2018	244	224,276	60%	43,208,640	45%
2019	223	17,708	5%	11,762,180	12%
2020	144	22,752	6%	11,859,564	12%
2021	21	4,789	1%	2,750,340	3%
2022	35	83,302	22%	17,169,971	18%
2023	1	9,800	3%	2,210,880	2%
2024	3	1,216	0%	451,164	1%
After 2024	—	—	—%	—	—%
Total	859	376,874	100%	$96,559,779	100%

(1)

Represents each lease with a customer signed as of December 31, 2017 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.

(2)

Annualized rent is presented for leases commenced as of December 31, 2017. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(3)

Consists of both customer leases whose original contract terms ended on December 31, 2017 and have yet to commence previously signed renewals as well as customers whose leases expired prior to December 31, 2017 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.

Primary Customers. The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Atlanta-Metro facility, as of December 31, 2017:

Principal Customer Industry	Weighted Average Remaining Lease Term (Months) (1)	Renewal Option	Annualized Rent (2)	% of Facility Annualized Rent
Content & Digital Media	26	1x5 years & 1x7 years	$33,428,942	35%
Content & Digital Media	10	1x5 years & 3x5 years	9,644,400	10%

(1)	Weighted average based on customer’s percentage of total annualized rent expiring as of December 31, 2017.
(2)

Annualized rent is presented for leases commenced as of December 31, 2017. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Historical Percentage Leased and Annualized Rental Rates. The following table sets forth the leasable raised floor, percentage leased, annualized rent and annualized rent per leased raised square foot for the Atlanta-Metro facility:

Date	Facility Leasable Raised Floor	% Occupied and Billing (1)	Annualized Rent (2)	Annualized Rent per Leased Square Foot
December 31, 2017	392,114	96%	$96,559,779	$256
December 31, 2016	388,227	94%	92,848,008	254
December 31, 2015	353,967	96%	82,563,392	243
December 31, 2014	329,342	86%	72,920,037	257
December 31, 2013	242,468	100%	66,350,200	275

(1)

Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of the applicable date, divided by leasable raised floor based on the then current configuration of the property, expressed as a percentage.

(2)

Annualized rent is presented for leases commenced as of the applicable date. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Atlanta-Suwanee

Our Suwanee, Georgia, or Atlanta-Suwanee, facility consists of approximately 370,000 gross square feet, and as of December 31, 2017 it had approximately 321,000 total operating NRSF, including approximately 206,000 raised floor operating NRSF. Georgia Power supplies 36 MW of utility power to the facility, which is backed up by diesel generators. The facility also contains a small amount of “Class A” private office space and our operating service center, which provides 24x7 support to all of our customers and data centers.  As of December 31, 2017, the facility was approximately 92% occupied by 342 customers. We are the fee simple owner of the Atlanta-Suwanee facility.

Portions of the Atlanta-Suwanee facility were previously included in our development pipeline. During the year ended December 31, 2016, we placed approximately 20,000 of raised floor NRSF into service. In addition, this facility is adjacent to 15 acres of undeveloped land owned by us that we believe could be developed to provide, at a minimum, an additional approximately 310,000 total operating NRSF, of which approximately would be 210,000 NRSF of raised floor. These 15 acres of undeveloped land are not included in our current development plans.

Lease Expirations. The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2017 at the Atlanta-Suwanee facility. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

	Number of	Total	% of Facility		% of Facility
Year of Lease	Leases	Raised Floor of	Leased	Annualized	Annualized
Expiration	Expiring (1)	Expiring Leases	Raised Floor	Rent (2)	Rent
Month-to-Month (3)	75	7,698	6%	$3,725,574	7%
2018	381	26,471	21%	18,595,832	33%
2019	254	14,000	11%	12,252,079	21%
2020	152	23,573	19%	10,831,360	19%
2021	39	18,636	15%	7,513,715	13%
2022	11	144	0%	402,398	1%
2023	4	13,501	11%	3,653,539	6%
2024	1	20,186	17%	24,000	0%
After 2024	—	—	—%	—	—%
Total	917	124,209	100%	$56,998,497	100%

(1)

Represents each lease with a customer signed as of December 31, 2017 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.

(2)

Annualized rent is presented for leases commenced as of December 31, 2017. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(3)

Consists of both customer leases whose original contract terms ended on December 31, 2017 and have yet to commence previously signed renewals as well as customers whose leases expired prior to December 31, 2017 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.

Primary Customers. The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Atlanta-Suwanee facility, as of December 31, 2017:

Principal Customer Industry	Weighted Average Remaining Lease Term (Months) (2)	Renewal Option	Annualized Rent (2)	% of Facility Annualized Rent
Cloud & IT Services	59	2x5 years	$4,952,347	9%
Financial Services	35	2x5 years	2,780,904	5%

(1)	Weighted average based on customer’s percentage of total annualized rent expiring as of December 31, 2017.
(2)

Annualized rent is presented for leases commenced as of December 31, 2017. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Historical Percentage Leased and Annualized Rental Rates. The following table sets forth the leasable raised floor, percentage leased, annualized rent and annualized rent per leased raised square foot for the Atlanta-Suwanee facility:

Date	Facility Leasable Raised Floor	% Occupied and Billing (1)	Annualized Rent (2)	Annualized Rent per Leased Square Foot
December 31, 2017	135,544	92%	$56,998,497	$459
December 31, 2016	138,722	80%	59,206,902	537
December 31, 2015	117,013	84%	56,769,086	576
December 31, 2014	116,936	78%	49,061,619	542
December 31, 2013	90,741	87%	41,968,647	530

(1)

Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of the applicable date, divided by leasable raised floor based on the then current configuration of the property, expressed as a percentage.

(2)

Annualized rent is presented for leases commenced as of the applicable date. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Richmond

Our Richmond, Virginia data center is situated on an approximately 220-acre site comprised of three large buildings available for data center redevelopment, each with two to three floors, and an administrative building that also has space available for data center redevelopment. As of December 31, 2017, the data center had approximately 1.3 million gross square feet with approximately 397,000 total operating NRSF, including approximately 167,000 of raised floor operating NRSF. Dominion Virginia Power supplies 110 MW of utility power to the facility, which is backed up by diesel generators. As of December 31, 2017, one of these primary buildings was fully operational as a data center, another was partially operational, and the third was being redeveloped. We believe that our Richmond facility is situated in an ideal location due to its proximity to Washington, DC, which offers numerous sources of demand for our products including the federal government, and provides geographical diversification from the Northern Virginia data center market. There are three core segments that we believe represent the most significant opportunity for our Richmond data center: entities associated with the federal government, given the highly secured nature of this facility and its proximity to Washington, DC; regulated industries, such as financial institutions, given our investments in security and regulatory compliance; and large enterprise customers, given the large scale of this facility. Our Richmond mega data center can accommodate large and growing custom Data Center customers, while also accommodating colocation and cloud and managed services customers, at attractive energy costs.

We acquired our Richmond facility in 2010 through a bankruptcy process. We estimate that the former owner, a semiconductor manufacturer, had invested over $1 billion to develop the facility prior to the bankruptcy. Because the facility operated as a semiconductor fabrication facility prior to our acquisition, it had significant pre-existing infrastructure, including 110 MW of utility power, approximately 25,000 tons of chiller capacity, “Class A” private office space and other related supporting infrastructure. As a result, to date the incremental cost to redevelop the facility into a data center has been lower than the typical cost of ground-up data center development or redevelopment of other types of buildings into data centers. As of December 31, 2017, the facility was approximately 78% occupied by 114 customers across our product offerings.

We are the fee simple owner of the Richmond facility.

Portions of the Richmond facility were previously included in our development pipeline. During the year ended December 31, 2016 we placed approximately 16,000 of raised floor NRSF into service. Although no raised floor NRSF was placed into service during 2017, longer term, we can further expand the facility by approximately 888,000 total operating NRSF, of which approximately 390,000 NRSF would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 1.3 million total operating NRSF, including approximately 557,000 NRSF of raised floor.

In addition, we own approximately 111 acres of undeveloped land on the site that we estimate could be developed to provide, at a minimum, an additional approximately 2.1 million total operating NRSF, of which approximately

1.1 million NRSF would be raised floor. These 111 acres of undeveloped land are not included in our current development plans.

Lease Expirations. The following table sets forth a summary schedule of the lease expirations as of December 31, 2017 at the Richmond facility. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

	Number of	Total	% of Facility		% of Facility
Year of Lease	Leases	Raised Floor of	Leased	Annualized	Annualized
Expiration	Expiring (1)	Expiring Leases	Raised Floor	Rent (2)	Rent
Month-to-Month (3)	30	520	0%	$665,378	1%
2018	136	13,188	12%	9,528,515	23%
2019	92	71,120	64%	18,882,394	45%
2020	79	10,819	10%	5,793,807	14%
2021	10	2,408	2%	1,205,370	3%
2022	13	1,880	2%	723,559	2%
2023	1	960	—%	324,000	1%
2024	46	11,070	10%	4,606,752	11%
After 2024	—	—	—%	—	—%
Total	407	111,965	100%	$41,729,775	100%

(1)

Represents each lease with a customer signed as of December 31, 2017 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.

(2)

Annualized rent is presented for leases commenced as of December 31, 2017. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(3)

Consists of both customer leases whose original contract terms ended on December 31, 2017 and have yet to commence previously signed renewals as well as customers whose leases expired prior to December 31, 2017 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.

Primary Customers. The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Richmond facility, as of December 31, 2017:

Principal Customer Industry	Weighted Average Remaining Lease Term (Months) (1)	Renewal Option	Annualized Rent (2)	% of Facility Annualized Rent
Content & Digital Media	24	None	$11,502,000	28%
Financial Services	79	2x5 years	4,625,952	11%
Financial Services	13	1x2 years	4,513,901	11%

(1)	Weighted average based on customer’s percentage of total annualized rent expiring as of December 31, 2017.
(2)

Annualized rent is presented for leases commenced as of December 31, 2017. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Historical Percentage Leased and Annualized Rental Rates. The following table sets forth the leasable raised floor square footage percentage leased, annualized rent and annualized rent per leased raised square foot for our Richmond facility since acquisition:

Date	Facility Leasable Raised Floor	% Occupied and Billing (1)	Annualized Rent (2)	Annualized Rent per Leased Square Foot
December 31, 2017	142,905	78%	$41,729,775	$373
December 31, 2016	142,905	89%	41,059,731	324
December 31, 2015	123,394	89%	32,742,001	299
December 31, 2014	75,388	89%	19,901,771	297
December 31, 2013	64,686	80%	14,860,819	287

(1)

Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of the applicable date, divided by leasable raised floor based on the then current configuration of the property, expressed as a percentage.

(2)

Annualized rent is presented for leases commenced as of the applicable date. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

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

The Irving facility is included in our development pipeline, as we continue to convert the entire facility into an operating data center in multiple phases. We placed approximately 26,000 raised floor NRSF and 69,000 raised floor NRSF into service during the years ended December 31, 2015 and 2016, respectively. During the year ended December 31, 2017, we placed approximately 25,000 raised floor NRSF into service. Our current under construction redevelopment plans call for the addition of up to approximately 86,000 total operating NRSF, including approximately 35,000 NRSF of raised floor.  We anticipate that this expansion will cost (in addition to costs already incurred as of December 31, 2017) approximately $23 million in the aggregate based on current estimates. Longer term, we can further expand the facility by approximately 286,000 total NRSF, of which approximately 93,000 NRSF would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 668,000 total operating NRSF, including approximately 276,000 NRSF of raised floor.

We own sufficient undeveloped land on the site, approximately 29 acres, that we believe could also be developed to provide an additional 1.3 million total operating NRSF, of which approximately 680,000 NRSF would be raised floor. These 29 acres of undeveloped land are not included in our current development plans.

As of December 31, 2017, the facility was approximately 96% occupied by 89 customers.

Lease Expirations.  The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2017 at the Irving facility. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

	Number of	Total	% of Facility		% of Facility
Year of Lease	Leases	Raised Floor of	Leased	Annualized	Annualized
Expiration	Expiring (1)	Expiring Leases	Raised Floor	Rent (2)	Rent
Month-to-Month (3)	24	893	0%	$1,178,332	3%
2018	70	832	0%	2,810,983	6%
2019	104	4,679	4%	4,855,014	11%
2020	141	4,188	3%	3,553,571	8%
2021	21	2,056	2%	951,356	2%
2022	22	61,068	46%	16,170,991	37%
2023	7	3,892	3%	656,910	1%
2024	7	47,585	36%	12,143,485	28%
2025	9	7,537	6%	1,555,758	4%
After 2025	—	—	—%	—	—%
Total	405	132,730	100%	$43,876,400	100%

(1)

Represents each lease with a customer signed as of December 31, 2017 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.

(2)

Annualized rent is presented for leases commenced as of December 31, 2017. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(3)

Consists of both customer leases whose original contract terms ended on December 31, 2017 and have yet to commence previously signed renewals as well as customers whose leases expired prior to December 31, 2017 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.

Primary Customers.    The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Irving facility, as of December 31, 2017:

Principal Customer Industry	Weighted Average Remaining Lease Term (Months) (1)	Renewal Option	Annualized Rent (2)	% of Facility Annualized Rent
Cloud & IT Services	51	2x5years	$15,051,235	34%
Cloud & IT Services	81	2x5years	12,163,896	28%

(1)	Weighted average based on customer’s percentage of total annualized rent expiring as of December 31, 2017.
(2)

Annualized rent is presented for leases commenced as of December 31, 2017. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Historical Percentage Leased and Annualized Rental Rates.  The following table sets forth the leasable raised floor, percentage leased, annualized rent and annualized rent per leased raised square foot for the Irving facility:

Date	Facility Leasable Raised Floor	% Occupied and Billing (1)	Annualized Rent (2)	Annualized Rent per Leased Square Foot
December 31, 2017	138,307	96%	$43,876,400	$331
December 31, 2016	120,776	97%	29,318,582	251
December 31, 2015	47,722	90%	9,133,696	213
December 31, 2014	24,530	99%	2,578,332	107

(1)

Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of the applicable date, divided by leasable raised floor based on the then current configuration of the property, expressed as a percentage.

(2)

Annualized rent is presented for leases commenced as of the applicable date. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Chicago

Our Chicago facility, which we acquired on July 8, 2014, is the former Sun Times Press facility near downtown Chicago, Illinois. We are the fee simple owner of the Chicago facility. The facility consists of approximately 475,000 gross square feet, including approximately 28,000 raised floor operating NRSF and 24 MW of gross power capacity, with 8 MW of available utility power currently available and another 47 MW available upon request.

The Chicago facility is included in our development pipeline, as we plan to convert the facility into an operating data center in multiple phases. During the year ended December 31, 2016, we placed approximately 14,000 raised floor NRSF into service. We placed an additional 14,000 raised floor NRSF into service during the year ended December 31, 2017. Our current under construction redevelopment plans call for the addition of up to approximately 21,000 total operating NRSF, including approximately 21,000 NRSF of raised floor. We anticipate that this expansion will cost (in addition to costs already incurred as of December 31, 2017) approximately $20 million in the aggregate based on current estimates. Longer term, we can further expand the facility by approximately 354,000 total operating NRSF, of which approximately 167,000 would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 433,000 total operating NRSF with raised floor capacity of approximately 216,000 square feet and 37 MW of power.

As of December 31, 2017, the facility was approximately 74% occupied by 40 customers.

Lease Expirations.  The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2017 at the Chicago facility. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

	Number of	Total	% of Facility		% of Facility
Year of Lease	Leases	Raised Floor of	Leased	Annualized	Annualized
Expiration	Expiring (1)	Expiring Leases	Raised Floor	Rent (2)	Rent
Month-to-Month (3)	4	—	—%	$28,800	—%
2018	17	224	2%	380,044	5%
2019	25	1,888	13%	1,101,630	13%
2020	25	472	3%	857,028	10%
2021	19	1,220	8%	566,082	7%
2022	17	10,776	74%	5,460,827	65%
2023	—	—	—%	—	—%
2024	—	—	—%	—	—%
2025	—	—	—%	—	—%
After 2025	6	72	—%	29,400	—%
Total	113	14,652	100%	$8,423,811	100%

(1)

Represents each lease with a customer signed as of December 31, 2017 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.

(2)

Annualized rent is presented for leases commenced as of December 31, 2017. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(3)

Consists of both customer leases whose original contract terms ended on December 31, 2017 and have yet to commence previously signed renewals as well as customers whose leases expired prior to December 31, 2017 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.

Primary Customers.  The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Chicago facility, as of December 31, 2017:

Principal Customer Industry	Weighted Average Remaining Lease Term (Months) (1)	Renewal Option	Annualized Rent (2)	% of Facility Annualized Rent
Cloud & IT Services	51	1x5years	$4,844,448	58%

(1)	Weighted average based on customer’s percentage of total annualized rent expiring as of December 31, 2017.
(2)

Annualized rent is presented for leases commenced as of December 31, 2017. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Historical Percentage Leased and Annualized Rental Rates.  The following table sets forth the leasable raised floor, percentage leased, annualized rent and annualized rent per leased raised square foot for the Chicago facility:

Date	Facility Leasable Raised Floor	% Occupied and Billing (1)	Annualized Rent (2)	Annualized Rent per Leased Square Foot
December 31, 2017	19,722	74%	$8,423,811	$575
December 31, 2016	16,032	71%	1,090,728	96

(1)

Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of the applicable date, divided by leasable raised floor based on the then current configuration of the property, expressed as a percentage.

(2)

Annualized rent is presented for leases commenced as of the applicable date. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Below is a description of our other properties.

Leased Facilities Acquired in 2015

We acquired leased facilities as part of our acquisition of Carpathia on June 16, 2015. As of December 31, 2017, these leased facilities, including those subject to capital leases, consisted of six domestic data centers located in Phoenix, Arizona; San Jose, California; Harrisonburg, Virginia; Secaucus, New Jersey and Ashburn, Virginia; and four international data centers located in Toronto, Canada; Amsterdam, Netherlands; Hong Kong and London, United Kingdom.

These leased facilities consist of approximately 85,000 gross square feet with approximately 50,000 total operating NRSF, including approximately 44,000 raised floor operating NRSF and 14 MW of available utility power. We are not currently redeveloping the leased facilities, we have no current plans to further build out or expand any of these leased facilities.

As of December 31, 2017, the facilities were approximately 24% occupied by 89 customers. The majority of the customers at these facilities are cloud and managed services customers which lease small amounts of space.

During the year ended December 31, 2017, the Company completed the buyout of the Vault facility in Dulles, Virginia that was previously subject to a lease financing obligation and acquired as part of our acquisition of Carpathia in June 2015. As the Company purchased the facility during the year ended December 31, 2017 it was moved from the “Leased Facilities Acquired in 2015” section to a separate “Dulles” section below.

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

As of December 31, 2017, the facility was approximately 72% occupied by 96 customers.

We are not currently redeveloping significant portions of the Santa Clara facility. Longer term, we can expand the facility by approximately 25,000 total raised floor NRSF. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 131,000 total operating NRSF, including approximately 81,000 NRSF of raised floor.

The Santa Clara facility is subject to a ground lease. We acquired a ground sublease interest in the land on which the Santa Clara facility is located in November 2007. The ground sublease expires in 2052, subject to two 10-year extension options. The current annual rent payable under the ground sublease is approximately $1.3 million, which increases annually by the lesser of 6% or the increase in the Consumer Price Index for the San Francisco Bay area. In addition, in 2018 and 2038, the monthly rent will be adjusted to equal one-twelfth of an amount equal to 8.5% of the product of (i) the then fair market value of the demised premises (without taking into account the value of the improvements existing on the land) calculated on a per square foot basis, and (ii) the net square footage of the demised premises. During the term of the ground lease, we have certain obligations to facilitate the provision of job training, seminars and research opportunities for students of a community college that is adjacent to the property. We are the indirect holder of this ground sublease.

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

We are not currently redeveloping significant portions the Sacramento facility.

As of December 31, 2017, the facility was approximately 45% occupied by 138 customers. The majority of the customers at this facility are colocation customers which lease small amounts of space. We are the fee simple owner of the Sacramento facility.

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

As of December 31, 2017, the facility was approximately 66% occupied by 92 customers. We intend to continue to lease-up this property. We are the fee simple owner of the Miami facility.

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

We are not currently redeveloping significant portions of the Jersey City facility. Longer term, we can further expand the facility by approximately 21,000 NRSF of raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 109,000 total operating NRSF, including approximately 53,000 NRSF of raised floor.

As of December 31, 2017, the facility was approximately 78% occupied by 58 customers.

Princeton

Our Princeton, New Jersey facility, which we acquired on June 30, 2014, is located on approximately 194 acres and consists of approximately 554,000 gross square feet, including approximately 58,000 square feet of raised floor, and 22 MW of available utility power. Concurrently with acquiring this data center we entered into a 10 year lease for the facility’s 58,000 square feet of raised floor with Atos, an international information technology services company headquartered in Bezos, France. The lease includes a 15 year renewal at the option of Atos.

We are not currently redeveloping significant portions of the Princeton facility. Longer term, we can expand the facility by approximately 372,000 total operating NRSF, of which approximately 100,000 NRSF would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 544,000 total operating NRSF, including approximately 158,000 NRSF of raised floor.

As of December 31, 2017, the facility was approximately 100% occupied by 1 customer.

Piscataway

Our Piscataway, New Jersey facility, which we acquired on June 6, 2016, currently consists of approximately 360,000 gross square feet with approximately 195,000 total operating NRSF, including approximately 89,000 raised floor operating NRSF. The property is located on a 38-acre campus and includes an on-site 112kVA substation as well as solar panels that produce approximately 2 MW of power.

The Piscataway facility is included in our development pipeline. Our current under construction redevelopment plans call for the addition of up to 18,000 total operating NRSF, including 10,000 NRSF of raised floor. We anticipate that this expansion will cost approximately $15 million in the aggregate based on current estimates. Longer term, we can further expand the facility by approximately 141,000 total operating NRSF, of which approximately 77,000 would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 354,000 total operating NRSF, including approximately 176,000 NRSF of raised floor.

As of December 31, 2017, the facility was approximately 84% occupied by 26 customers.

Fort Worth

Our Forth Worth, Texas facility, which we acquired on December 16, 2016, is located on approximately 53 acres and consists of approximately 262,000 gross square feet, including approximately 11,000 square feet of raised floor and 50 MW of available utility power. The facility is located approximately 20 miles from our Irving, Texas data center.

The Fort Worth facility is included in our development pipeline, as we plan to convert the facility into an operating data center in multiple phases. During the year ended December 31, 2017, we placed approximately 10,000 raised floor NRSF into service. Our current under construction redevelopment plans call for the addition of up to approximately 28,000 total operating NRSF, including approximately 10,000 NRSF of raised floor. We anticipate that this expansion will cost (in addition to costs already incurred as of December 31, 2017) approximately $9 million in the aggregate based on current estimates. Longer term, we can further expand the facility by approximately 192,000 total operating NRSF, of which approximately 59,000 would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 250,000 total operating NRSF, including approximately 80,000 NRSF of raised floor.

As of December 31, 2017, the facility was approximately 100% occupied by 3 customers.

Ashburn

In August 2017, we completed the acquisition of approximately 24 acres of land in Ashburn, Virginia. As of December 31, 2017, we have commenced development of a mega data center facility on the acquired land parcel and expect to deliver available utility power for lease by mid-2018. Ultimately, we believe the 24 acre parcel of land can support approximately 50 megawatts of available utility power, 445,000 gross square feet and 178,000 square feet of raised floor capacity upon completion.

The Ashburn facility is included in our development pipeline, as we plan to complete the development of the mega data center in multiple phases, with the first phase estimated to be complete in mid-2018. Our current under construction development plans call for up to approximately 20,000 total operating NRSF, including approximately 20,000 NRSF of raised floor. We anticipate that this expansion will cost (in addition to costs already incurred as of December 31, 2017) approximately $49 million in the aggregate based on current estimates. Longer term, we can further expand the facility by approximately 425,000 total operating NRSF, of which approximately 158,000 would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 445,000 gross square feet, including approximately 178,000 NRSF of raised floor.

In addition, in October 2017, we completed the acquisition of approximately 28 acres of land in Ashburn, Virginia to be used for future development. These 28 acres of undeveloped land are not included in our current development plans or property table.

Dulles

Our Vault facility in Dulles, Virginia consists of approximately 88,000 gross square feet, including approximately 31,000 square feet of raised floor NRSF and 13 MW of available utility power. The data center was built from the ground up to stringent Sensitive Compartmented Information Facility (SCIF) standards set by the Department of Defense and National Security Agency. The facility is located a quarter of a mile from our Ashburn data center.

We acquired the Dulles, Virginia facility as part of our acquisition of Carpathia on June 16, 2015. From the Carpathia acquisition date through October 5, 2017, the facility was subject to a lease financing obligation. On October 6, 2017, the Company completed the buyout of the Dulles facility. At the time of the Dulles facility purchase the lease financing obligation was approximately $17.8 million and the Company purchased the property for approximately $34.1 million cash, for a net purchase price of $16.3 million.

The Dulles facility is included in our development pipeline. Longer term, we can further expand the facility by approximately 18,000 NRSF of raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 87,000 total operating NRSF, including approximately 48,000 NRSF of raised floor.

As of December 31, 2017, the facility was approximately 48% occupied by 95 customers.

Phoenix

In July 2017, we completed the acquisition of approximately 84 acres of land in Phoenix, Arizona to be used for future development.

Hillsboro

In October 2017, we completed the acquisition of approximately 92 acres of land in Hillsboro, Oregon to be used for future development.

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

As of December 31, 2017, the facility was approximately 55% occupied by 12 customers.

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

ITEM 3.             LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to claims for negligence and other claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on us. For additional information with respect to current legal proceedings, refer to Item 8 – Note 7 – Commitments and Contingencies in “Financial Statements and Supplementary Data” included in this Annual Report.

ITEM 4.             MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

QTS’ common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “QTS.” QTS’s common stock has been listed and traded on the NYSE since October 9, 2013. As of February 23, 2018, we had 105 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for QTS’ common stock and the dividends we declared with respect to the periods indicated.

	Price Range
	High	Low	Dividends declared
2017
Fourth Quarter	$61.55	$51.43	$0.39
Third Quarter	56.23	50.00	0.39
Second Quarter	54.45	48.21	0.39
First Quarter	52.91	46.32	0.39

2016
Fourth Quarter	$53.94	$43.01	$0.36
Third Quarter	59.41	52.20	0.36
Second Quarter	56.01	46.72	0.36
First Quarter	47.86	40.50	0.36

While we plan to continue to pay quarterly dividends, no assurances can be made as to the frequency or amounts of any future dividends. The payment of common stock dividends is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of our board of directors during the year.  On February 20, 2018, the Company announced that its board of directors authorized payment of a regular quarterly cash dividend of $0.41 per common share and per unit in the Operating Partnership, payable on April 5, 2018, to stockholders and unit holders of record as of the close of business on March 22, 2018.

QTS also has 128,408 shares of Class B common stock outstanding, which are not listed on any exchange. The Class B common stock is held by one registered holder, Chad L. Williams, our Chairman and Chief Executive Officer.

There is no established public trading market for the Operating Partnership’s limited partnership units.  As of February 23, 2018, the Operating Partnership had 13 holders of record of its Class A units. The holders of Class A units of the Operating Partnership received quarterly distributions in same amounts as the common stockholders of QTS (as set forth in the table above) during the two years ended December 31, 2017 and 2016.

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

Performance Graph

The following line graph sets forth, for the period from October 9, 2013, through December 31, 2017, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the S&P 500 Market Index and the MSCI US REIT Index (“RMZ”). The graph assumes that $100 was invested on October 9, 2013, in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Pricing Date	QTS	S&P 500	MSCI US REIT
Oct. 9, 2013	$100.00	$100.00	$100.00
Dec. 31, 2013	119.36	111.59	99.12
Dec. 31, 2014	169.71	124.30	124.18
Dec. 31, 2015	226.23	123.40	122.31
Dec. 31, 2016	249.00	135.16	127.47
Dec. 31, 2017	271.61	161.41	128.57

This performance graph shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Unregistered Sales of Equity Securities

QTS did not sell any equity securities during the fiscal year ended December 31, 2017 that were not registered under the Securities Act of 1933, as amended.

QTS from time to time issues shares of Class A common stock pursuant to the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) upon exercise of stock options issued and issuance of restricted stock under the 2013 Equity Incentive Plan, upon redemption of Class A units of limited partnership of the Operating Partnership (either through Class A units previously held or those received from conversion of Class O units from the QualityTech, LP 2010 Equity Incentive Plan) and under the ATM Program. Pursuant to the partnership agreement of the Operating Partnership, each time QTS issues shares of common stock, the Operating Partnership issues to QTS, its general partner, an equal number of Class A units. The units issued to QTS are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to QTS and therefore, did not involve a public offering. During the year ended December 31, 2017, the Operating Partnership issued approximately 697,000 Class A units to QTS in connection with Class A unit redemptions and stock option exercises and issuances pursuant to the 2013 Equity Incentive Plan, with a value aggregating approximately $38.2 million based on the respective dates of the redemptions and option exercises, as applicable. In addition, during the year ended December 31, 2017, the Operating Partnership issued 2,036,121 Class A units to QTS in connection with equity issuances under the ATM Program with a value of approximately $109.7 million, excluding equity issuance costs.

The Operating Partnership also issues Class A units upon the conversion of Class O units of the Operating Partnership.  During the year ended December 31, 2017, the Operating Partnership issued approximately 0.3 million Class A units to holders of Class O units. These Class A units were not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to the respective holders of Class O units at the time of conversion and did not involve a public offering.

Repurchases of Equity Securities

During the year ended December 31, 2017, certain of our employees surrendered Class A common stock owned by them to satisfy their statutory minimum federal and state tax obligations in connection with the vesting of restricted common stock under the 2013 Equity Incentive Plan.

The following table summarizes all of these repurchases during the year ended December 31, 2017.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2017 through January 31, 2017	154	$51.95	N/A	N/A
February 1, 2017 through February 28, 2017	—	N/A	N/A	N/A
March 1, 2017 through March 31, 2017	34,733	50.47	N/A	N/A
April 1, 2017 through April 30, 2017	—	N/A	N/A	N/A
May 1, 2017 through May 31, 2017	—	N/A	N/A	N/A
June 1, 2017 through June 30, 2017	14,756	52.01	N/A	N/A
July 1, 2017 through July 31, 2017	—	N/A	N/A	N/A
August 1, 2017 through August 31, 2017	—	N/A	N/A	N/A
September 1, 2017 through September 30, 2017	14,918	52.36	N/A	N/A
October 1, 2017 through October 31, 2017	276	52.60	N/A	N/A
November 1, 2017 through November 30, 2017	12,814	58.66	N/A	N/A
December 1, 2017 through December 31, 2017	11,995	54.16	N/A	N/A
Total	89,646	$52.71	N/A	N/A

(1)

The number of shares purchased represents shares of Class A common stock surrendered by certain of our employees to satisfy federal and state tax obligations associated with the vesting of restricted common stock.  With respect to these shares, the price paid per share is based on the closing price of our Class A common stock as of the date of the determination of the statutory minimum federal income tax.

ITEM 6.             SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a historical basis for QTS and the Operating Partnership, which is our historical predecessor. QTS is the sole general partner and majority owner of the Operating Partnership and as of December 31, 2017, QTS owned an approximate 88.6% ownership interest in the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.

The financial data as of years ended December 31, 2017, 2016, 2015, 2014 and 2013 and for the period from October 15, 2013 through December 31, 2017 is that of QTS and its majority-owned subsidiaries, which includes the Operating Partnership. Prior to October 15, 2013, QTS did not have any operating activity. The historical financial data for the period ended October 14, 2013 has been derived from the Operating Partnership’s financial statements. The historical financial data for the Operating Partnership, which is also QTS’ historical predecessor, is not necessarily indicative of our results of operations, cash flows or financial condition following the completion of our IPO.

The following table sets forth selected financial and operating data on a consolidated basis for QTS and its historical predecessor, the Operating Partnership. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto which are included elsewhere in this Form 10-K. The data for QTS and the Operating Partnership are substantially the same with the primary differences being the presentation of stockholders’ equity and partners’ capital, and the allocation of net income (loss), whereby QTS retains its share of the net income (loss) based on its ownership of the Operating Partnership, with the remaining balance being retained by the Operating Partnership. Therefore, the financial and operating data presented in the following tables reflect the results of the Operating Partnership for all periods presented, except where specifically noted.

	The Company						Historical Predecessor
					For the period		For the period
					October 15, 2013		January 1, 2013
					through		through
	Year Ended December 31,				December 31,		October 14,
($ in thousands, except share and per share data)	2017	2016	2015	2014	2013		2013
Statement of Operations Data
Revenues:
Rental	$335,819	$295,723	$230,510	$175,649	$33,304		$112,002
Recoveries from tenants	37,886	29,271	22,581	19,194	2,674		10,424
Cloud and managed services	65,466	68,488	51,994	20,231	4,074		13,457
Other	7,339	8,881	5,998	2,715	410		1,542
Total revenue	446,510	402,363	311,083	217,789	40,462		137,425

Operating expenses
Property operating costs	153,209	136,488	104,355	71,518	13,482		47,268
Real estate taxes and insurance	11,959	8,840	5,869	5,116	1,016		3,476
Depreciation and amortization	140,924	124,786	85,811	58,282	11,238		36,120
General and administrative	87,231	83,286	67,783	45,283	8,457		30,726
Transaction, integration and impairment costs	11,060	10,906	11,282	2,316	66		52
Total operating expenses	404,383	364,306	275,100	182,515	34,259		117,642

Operating income	42,127	38,057	35,983	35,274	6,203		19,783

Other income and expense:
Interest income	67	3	2	8	1		17
Interest expense	(30,523)	(23,159)	(21,289)	(15,308)	(2,049)		(16,675)
Debt restructuring costs	(19,992)	(192)	(468)	(871)	(153)		(3,277)
Income (loss) before taxes and gain (loss) on sale of real estate	(8,321)	14,709	14,228	19,103	4,002		(152)
Tax benefit of taxable REIT subsidiaries	9,778	9,976	10,065	—	—		—
Loss on sale of real estate	—	—	(164)	—	—		—
Net income (loss)	1,457	24,685	24,129	19,103	4,002		(152)
Net income attributable to noncontrolling interests *	(175)	(3,160)	(3,803)	(4,031)	(848)		—
Net income (loss) attributable to QTS Realty Trust, Inc. *	$1,282	$21,525	$20,326	$15,072	$3,154		$(152)

Net income (loss) per share attributable to common shares: *
Basic	$0.01	$0.47	$0.54	$0.52	$0.11		$ N/A
Diluted	0.01	0.46	0.53	0.51	0.11		N/A

Weighted average common shares outstanding: *
Basic	48,380,964	46,205,937	37,568,109	29,054,576	28,972,774		$ N/A
Diluted	55,855,683	53,962,234	45,353,170	37,133,584	36,794,215		N/A

Dividends declared per common share *	$1.56	$1.44	$1.28	$1.16	$0.24	**	$ N/A

*     These line items are not applicable to the Operating Partnership for any periods presented.

**   The amount relates to the period beginning October 15, 2013 (the closing date of the IPO) through December 31, 2013.  Accordingly, the $0.24 dividend declared per common share corresponds to a pro-rated quarterly dividend per common share of $0.29.

	The Company					Historical Predecessor
					For the period	For the period
					October 15, 2013	January 1, 2013
					through	through
	Year Ended December 31,				December 31,	October 14,
Other Data (unaudited)	2017	2016	2015	2014	2013	2013
FFO (1)	$125,012	$133,159	$98,517	$70,958	$14,558	$31,406
Operating FFO (1)	156,064	140,666	103,916	74,145	14,777	34,735
Recognized MRR in the period	375,086	347,331	269,783	188,194	N/A	N/A
MRR (2)	31,708	30,890	27,489	17,141	14,138	N/A
NOI (3)	281,342	257,036	200,859	141,155	25,964	86,681
EBITDA (4)	163,059	162,651	121,162	92,685	17,288	52,626
Adjusted EBITDA (4)	207,974	184,334	140,040	100,025	18,085	57,337

	The Company
	December 31,
($ in thousands)	2017	2016	2015	2014	2013
Balance Sheet Data
Real estate at cost *	$2,357,322	$1,964,857	$1,583,153	$1,177,582	$905,735
Net investment in real estate **	1,962,499	1,647,023	1,343,217	997,415	768,010
Total assets	2,415,056	2,086,470	1,747,339	1,106,559	831,356
Total debt	1,229,929	965,826	861,569	637,229	347,877

*     Reflects undepreciated cost of real estate assets, and does not include real estate intangible assets acquired in connection with acquisitions.

**   Net investment in real estate includes building and improvements (net of accumulated depreciation), land, and construction in progress.

	The Company					Historical Predecessor
					For the period	For the period
					October 15, 2013	January 1, 2013
					through	through
	Year Ended December 31,				December 31,	October 14,
($ in thousands)	2017	2016	2015	2014	2013	2013
Cash Flow Data
Cash flow provided by (used for):
Operating activities	$170,323	$153,794	$109,787	$73,757	$29,635	$30,511
Investing activities	(434,352)	(452,972)	(612,095)	(292,209)	(47,963)	(120,875)
Financing activities	262,692	299,954	500,324	224,030	15,812	89,858

(1)

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (computed in accordance with GAAP), adjusted to exclude gains (or losses) from sales of property, real estate-related depreciation and amortization and similar adjustments for unconsolidated partnerships and joint ventures. Our management uses FFO as a supplemental performance measure because, in excluding real estate-related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We generally calculate Operating FFO as FFO excluding certain non-routine charges and gains and losses that management believes are not indicative of the results of our operating real estate portfolio. We believe that Operating FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and, to the extent other REITs calculate Operating FFO on a comparable basis, between REITs.

A reconciliation of net income (loss) to FFO and Operating FFO is presented below:

	The Company					Historical Predecessor
					For the period	For the period
					October 15, 2013	January 1, 2013
					through	through
	Year Ended December 31,				December 31,	October 14,
(unaudited $ in thousands)	2017	2016	2015	2014	2013	2013
FFO
Net income (loss)	$1,457	$24,685	$24,129	$19,103	$4,002	$(152)
Real estate depreciation and amortization	123,555	108,474	74,224	51,855	10,556	31,558
Loss on sale of real estate	—	—	164	—	—	—
FFO	$125,012	$133,159	$98,517	$70,958	$14,558	$31,406
Operating FFO
Debt restructuring costs	19,992	193	468	871	153	3,277
Transaction, integration and impairment costs	11,060	10,906	11,282	2,316	66	52
Deferred tax benefit associated with transaction and integration costs	—	(3,592)	(3,176)	—	—	—
Non-cash reversal of deferred tax asset valuation allowance	—	—	(3,175)	—	—	—
Operating FFO	$156,064	$140,666	$103,916	$74,145	$14,777	$34,735

(2)

We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements. Management uses MRR and recognized MRR as supplemental performance measures because they provide useful measures of increases in contractual revenue from our customer leases.

A reconciliation of total GAAP revenues to recognized MRR in the period and MRR at period-end is presented below:

					The Company and
					our Historical
	The Company				Predecessor (a)
	Year Ended December 31,				Year Ended December 31,
(unaudited $ in thousands)	2017	2016	2015	2014	2013
Recognized MRR in the period
Total period revenues (GAAP basis)	$446,510	$402,363	$311,083	$217,789	$177,887
Less: Total period recoveries	(37,886)	(29,271)	(22,581)	(19,194)	(13,098)
Total period deferred setup fees	(10,690)	(9,172)	(6,042)	(4,709)	(4,678)
Total period straight line rent and other	(22,848)	(16,589)	(12,677)	(5,692)	(4,532)
Recognized MRR in the period	$375,086	$347,331	$269,783	$188,194	$155,579

MRR at period end*
Total period revenues (GAAP basis)	$446,510	$402,363	$311,083	$217,789	$177,887
Less: Total revenues excluding last month	(406,345)	(366,385)	(280,020)	(197,831)	(161,670)
Total revenues for last month of period	40,165	35,978	31,063	19,958	16,217
Less: Last month recoveries	(3,175)	(3,247)	(1,415)	(1,908)	(1,240)
Last month deferred setup fees	(1,123)	(968)	(716)	(372)	(370)
Last month straight line rent and other	(4,159)	(873)	(1,443)	(537)	(469)
MRR at period end*	$31,708	$30,890	$27,489	$17,141	$14,138

*

Does not include our booked-not-billed MRR balance, which was $3.9 million, $3.6 million, $4.0 million, $4.8 million and $2.3 million as of years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(a)

Represents combined results of our Historical Predecessor for the period from January 1, 2013 through October 14, 2013 and the Company for the period from October 15, 2013 through December 31, 2013. Prior to October 15, 2013, the Company did not have any operating activity.

(3)

We calculate net operating income, or NOI, as net income (loss) (computed in accordance with GAAP), excluding: interest expense, interest income, tax expense (benefit) of taxable REIT subsidiaries, depreciation and amortization, debt restructuring costs, gain (loss) on extinguishment of debt, transaction, integration and impairment costs, gain (loss) on sale of real estate, restructuring costs and general and administrative expenses. Management uses NOI as a supplemental performance measure because it provides a useful measure of the operating results from our customer leases. In addition, we believe it is useful to investors in evaluating and comparing the operating performance of our properties and to compute the fair value of our properties.

A reconciliation of net income (loss) to NOI is presented below:

	The Company					Historical Predecessor
					For the period	For the period
					October 15, 2013	January 1, 2013
					through	through
	Year Ended December 31,				December 31,	October 14,
(unaudited $ in thousands)	2017	2016	2015	2014	2013	2013
Net Operating Income (NOI)
Net income (loss)	$1,457	$24,685	$24,129	$19,103	$4,002	$(152)
Interest expense	30,523	23,159	21,289	15,308	2,049	16,675
Interest income	(67)	(3)	(2)	(8)	(1)	(17)
Depreciation and amortization	140,924	124,786	85,811	58,282	11,238	36,120
Debt restructuring costs	19,992	193	468	871	153	3,277
Tax benefit of taxable REIT subsidiaries	(9,778)	(9,976)	(10,065)	—	—	—
Transaction, integration and impairment costs	11,060	10,906	11,282	2,316	66	52
Loss on sale of real estate	—	—	164	—	—	—
General and administrative expenses	87,231	83,286	67,783	45,283	8,457	30,726
NOI	$281,342	$257,036	$200,859	$141,155	$25,964	$86,681
Breakdown of NOI by facility:
Atlanta-Metro data center	$80,648	$81,074	$69,861	$60,734	$11,485	$40,908
Atlanta-Suwanee data center	48,365	45,760	41,088	35,509	7,028	22,127
Richmond data center	40,919	30,752	20,959	14,366	2,415	7,903
Irving data center	32,870	16,608	5,547	815	—	—
Dulles data center	21,672	19,384	10,391	—	—	—
Leased data centers *	12,006	24,131	19,154	1,565	497	(120)
Santa Clara data center	11,378	13,703	14,352	12,739	2,229	8,710
Piscataway data center	9,395	5,627	—	—	—	—
Princeton data center	9,598	9,544	9,461	4,828	—	—
Sacramento data center	6,804	7,734	7,516	8,470	1,820	5,879
Chicago data center	4,652	167	—	—	—	—
Fort Worth data center	268	3	—	—	—	—
Other facilities **	2,767	2,549	2,530	2,129	490	1,274
NOI	$281,342	$257,036	$200,859	$141,155	$25,964	$86,681

*       At December 31, 2017 includes 11 facilities.  All facilities are leased, including those subject to capital leases. During the quarter ended March 31, 2017, the Company moved its Jersey City, NJ facility to the “Leased data centers” line item. During the quarter ended December 31, 2017, the Company completed the buyout of the Vault facility in Dulles, VA that was previously subject to a capital lease agreement, and as such, the facility was moved from the “Leased data centers” line item to a separate “Dulles data center” line item.

**     Consists of Miami, FL; Lenexa, KS; Overland Park, KS; and Duluth, GA facilities.

(4)

We calculate EBITDA as net income (loss) (computed in accordance with GAAP) adjusted to exclude interest expense and interest income, provision (benefit) for income taxes (including income taxes applicable to sale of assets) and depreciation and amortization. Management believes that EBITDA is useful to investors in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base charges (primarily depreciation and amortization) from our operating results.

In addition to EBITDA, we calculate an adjusted measure of EBITDA, which we refer to as Adjusted EBITDA, as EBITDA excluding write off of unamortized deferred financing costs, gains (losses) on extinguishment of debt, transaction, integration and impairment costs, equity-based compensation expense, restructuring costs, and gain (loss) on sale of real estate. We believe that Adjusted EBITDA provides investors with another financial measure that can facilitate comparisons of operating performance between periods and between REITs.

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is presented below:

	The Company					Historical Predecessor
					For the period	For the period
					October 15, 2013	January 1, 2013
					through	through
	Year Ended December 31,				December 31,	October 14,
(unaudited $ in thousands)	2017	2016	2015	2014	2013	2013
EBITDA
Net income (loss)	$1,457	$24,685	$24,129	$19,103	$4,002	$(152)
Interest expense	30,523	23,159	21,289	15,308	2,049	16,675
Interest income	(67)	(3)	(2)	(8)	(1)	(17)
Tax benefit of taxable REIT subsidiaries	(9,778)	(9,976)	(10,065)	—	—	—
Depreciation and amortization	140,924	124,786	85,811	58,282	11,238	36,120
EBITDA	163,059	162,651	121,162	92,685	17,288	52,626

Adjusted EBITDA
Debt restructuring costs	19,992	193	468	871	153	3,277
Transaction, integration and impairment costs	11,060	10,906	11,282	2,316	66	52
Equity-based compensation expense	13,863	10,584	6,964	4,153	578	1,382
Loss on sale of real estate	—	—	164	—	—	—
Adjusted EBITDA	$207,974	$184,334	$140,040	$100,025	$18,085	$57,337

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

Overview

We are a leading data center provider, offering a comprehensive portfolio of secure and compliant IT solutions built on one of the industry’s first Software-Defined Data Center Platforms. Our data centers are facilities that house the network and computer equipment of multiple customers and provide access to a range of communications carriers. We have a fully integrated platform through which we own and operate our data centers and provide a broad range of IT infrastructure solutions which include our principal data center products of Custom Data Center, Colocation and Cloud and Managed Services. Our integrated technology platform provides flexible, scalable, and secure IT solutions for more than 1,100 customers in the financial services, healthcare, retail, government, and technology industries. We believe that we own and operate one of the largest portfolios of multi-tenant data centers in the United States, as measured by gross square footage, and have the capacity to nearly double our raised floor without constructing or acquiring any new buildings.

We operate a portfolio of 25 data centers located throughout the United States, Canada, Europe and Asia. Within the United States, our data centers are concentrated in the markets which we believe offer the highest growth opportunities. All of our owned data centers are located in the United States. Our data centers are highly specialized, mission-critical facilities utilized by our customers to store, power and cool the server, storage, and networking equipment that support their most critical business systems and processes. We believe that our data centers are best-in-class and engineered to adhere to the highest specifications commercially available to customers, providing fully redundant, high-density power and cooling sufficient to meet the needs of the largest companies and organizations in the world. We have demonstrated a strong operating track record of “five-nines” (99.999%) reliability since QTS’ inception.

QTS is a Maryland corporation formed on May 17, 2013 and is the sole general partner and majority owner of QualityTech, LP, our operating partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. QTS’ Class A common stock trades on the New York Stock Exchange under the ticker symbol “QTS.”

The Operating Partnership is a Delaware limited partnership formed on August 5, 2009 and was QTS’ historical predecessor prior to QTS’s IPO, having operated the Company’s business until the IPO. As of December 31, 2017, QTS owned an approximate 88.6% ownership interest in the Operating Partnership.

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

On February 20, 2018, we commenced the Restructuring Plan regarding the organization of our business and product offerings. Under the Restructuring Plan, we intend to realign our product offerings around hyperscale and hybrid colocation (which generally includes what we formerly referred to as our C1 and C2 products, along with technology and services associated with our C3 products that directly support our C2 colocation customers), while narrowing our focus around certain of our Cloud and Managed Services offerings (which generally includes the remainder of what we formerly referred to as our C3 products) including some estimated colocation impact from customers using an integrated solution, and to implement a broader cost reduction initiative reflecting our simplified product set. The purpose of the restructuring plan is to increase growth, profitability and predictability in our business, while also reducing complexity and simplifying our cost structure.

In connection with the Restructuring Plan, we expect to incur costs and report estimated charges of approximately $8 million to $10 million in the aggregate as a result of cash payments for severance, stay bonuses and related benefits to affected employees. These payments and costs will be incurred over the course of 2018. Excluded from that estimate of charges are additional charges in connection with the restructuring plan, such as termination, disposition and impairment costs, which have yet to be determined and will vary based on the timing and structure of our exit of our non-core business, including through a potential disposition.

We expect disclosures surrounding our products to evolve beginning in 2018 in connection with the Restructuring Plan.  In particular, we intend to refer to our realigned product set as our “core” business. As described above, our “core” business includes our hyperscale and hybrid colocation products (which generally includes what we formerly referred to as our C1 and C2 products, along with technology and services associated with our C3 products that directly support our C2 colocation customers). Accordingly, we will intend to refer to the products we are exiting (which are certain of our Cloud and Managed Services offerings (which generally includes the remainder of what we formerly referred to as our C3 products) including some estimated colocation impact from customers using an integrated solution) as our “non-core” business.

Our Customer Base

Our data center facilities are designed with the flexibility to support a diverse set of solutions and customers. Our customer base is comprised of more than 1,100 different companies of all sizes representing an array of industries, each with unique and varied business models and needs. We serve Fortune 1000 companies as well as small and medium businesses  (or SMBs) including financial institutions, healthcare companies, retail companies, government agencies, communications service providers, software companies and global Internet companies.

Our Custom Data Center customers typically are large enterprise and technology companies with significant IT expertise and data center requirements, including financial institutions, “Big Four” accounting firms and the world’s largest global Internet and cloud companies, with our median customer utilizing approximately 6,600 square feet. Our Colocation customers consist of a wide range of organizations, including major healthcare, telecommunications and software and web-based companies. Our Cloud and Managed Services customers include both large organizations and SMBs seeking to outsource a greater share of their IT infrastructure. Examples of current customers include a global financial processing company, a Fortune 1000 digital media company and various U.S. government agencies.

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of December 31, 2017, only five of our more than 1,100 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 11.8% of our MRR and the next largest customer accounting for only 4.5% of our MRR. In addition, more than 60% of our MRR was attributable to customers who use more than one of our products.

Our Portfolio

We develop and operate 25 data centers located throughout the United States, Canada, Europe and Asia, containing an aggregate of approximately 6.1 million gross square feet of space, including approximately 2.7 million “basis-of-design” raised floor square feet (approximately 94.4% of which is wholly owned by us including our data center in Santa Clara which is subject to a long-term ground lease), which represents the total data center raised floor potential of our existing data center facilities. This represents the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the space and power configuration that we deploy. We build out our data center facilities for both general use (colocation) and for executed leases that require significant amounts of space and power, depending on the needs of each facility at that time. As of December 31, 2017, this space included approximately 1.4 million raised floor operating net rentable square feet, or NRSF, plus approximately 1.3 million square feet of additional raised floor in our development pipeline, of which approximately 124,000 NRSF is expected to become operational by December 31, 2018. Of the total 1.3 million NRSF in our development pipeline, approximately 30,000 square feet was related to customer leases which had been executed as of December 31, 2017 but not yet commenced. Our facilities collectively have access to approximately 650 MW of available utility power. Access to power is typically the most limiting and expensive component in developing a data center and, as such, we believe our significant access to power represents an important competitive advantage.

Key Operating Metrics

The following sets forth definitions for our key operating metrics. These metrics may differ from similar definitions used by other companies.

Monthly Recurring Revenue (“MRR”). We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. MRR does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Annualized Rent. We define annualized rent as MRR multiplied by 12.

Rental Churn. We define rental churn as the MRR lost in the period from a customer intending to fully exit our platform in the near term compared to the total MRR at the beginning of the period.

Leasable Raised Floor. We define leasable raised floor as the amount of raised floor square footage that we have leased plus the available capacity of raised floor square footage that is in a leasable format as of a particular date and according to a particular product configuration. The amount of our leasable raised floor may change even without completion of new development projects due to changes in our configuration of space.

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

Factors That May Influence Future Results of Operations and Cash Flows

Recent Accounting Pronouncements. We adopted the provisions of ASC Topic 606, Revenue from Contracts with Customers, effective January 1, 2018. For additional information with respect to the impact of the standard on our financial condition and results of operations, refer to Item 8 – Note 2 – Summary of Significant Accounting Policies in “Financial Statements and Supplementary Data” included in this Annual Report.

Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of December 31, 2017, we had in place customer leases generating revenue for approximately 87% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental, cloud and managed services rates at our properties. Future economic downturns, regional downturns or downturns in the technology industry, new technological developments, evolving industry demands and other similar factors described above under “Risk Factors” could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. Negative trends in one or more of these factors could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.

Leasing Arrangements. As of December 31, 2017, 36% of our MRR came from customers which individually occupied greater than or equal to 6,600 square feet of space (or approximately 1 MW of power), with the remaining 64% attributable to customers utilizing less than 6,600 square feet of space. As of December 31, 2017, approximately 43% of our MRR was attributable to the metered power model, the majority of which is comprised of customers that individually occupy greater than 6,600 square feet of space. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of December 31, 2017, the remaining approximately 57% of our MRR was attributable to the gross lease or managed service model. Under this model, the customer pays us a fixed amount on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers incur more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease or managed service model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. Our leases generally have a term of three years or less.

Scheduled Lease Expirations. Our ability to minimize rental churn and customer downgrades at renewal and renew, lease and re-lease expiring space will impact our results of operations and cash flows. Leases which have commenced billing representing approximately 34% and 13% of our total leased raised floor are scheduled to expire during the years ending December 31, 2018 (including all month-to-month leases) and 2019, respectively. These leases also represented approximately 41% and 19%, respectively, of our annualized rent as of December 31, 2017. Given that our average rent for larger contracts tend to be at or below market rent at expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.

Acquisitions, Development, and Financing. Our revenue growth also will depend on our ability to acquire and redevelop and/or construct and subsequently lease data center space at favorable rates. We generally fund the cost of data center acquisition, construction and/or redevelopment from our net cash provided by operations, revolving credit facility, other unsecured and secured borrowings or the issuance of additional equity. We believe that we have sufficient access to capital from our current cash and cash equivalents, and borrowings under our credit facilities to fund our redevelopment projects.

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

Restructuring Plan. On February 20, 2018, we commenced the Restructuring Plan regarding the organization of our business and product offerings. Under the Restructuring Plan, we intend to realign our product offerings around hyperscale and hybrid colocation (which generally includes what we formerly referred to as our C1 and C2 products, along with technology and services associated with our C3 products that directly support our C2 colocation customers), while narrowing our focus around certain of our Cloud and Managed Services offerings (which generally includes the remainder of what we formerly referred to as our C3 products) including some estimated colocation impact from customers using an integrated solution, and to implement a broader cost reduction initiative reflecting our simplified product set. The purpose of the restructuring plan is to increase growth, profitability and predictability in our business, while also reducing complexity and simplifying our cost structure.

In connection with the Restructuring Plan, we expect to incur costs and report estimated charges of approximately $8 million to $10 million in the aggregate as a result of cash payments for severance, stay bonuses and related benefits to affected employees. These payments and costs will be incurred over the course of 2018. Excluded from that estimate of charges are additional charges in connection with the restructuring plan, such as termination, disposition and impairment costs, which have yet to be determined and will vary based on the timing and structure of our exit of our non-core business, including through a potential disposition.

We expect disclosures surrounding our products to evolve beginning in 2018 in connection with the Restructuring Plan.  In particular, we intend to refer to our realigned product set as our “core” business. As described above, our “core” business includes our hyperscale and hybrid colocation products (which generally includes what we formerly referred to as our C1 and C2 products, along with technology and services associated with our C3 products that directly support our C2 colocation customers). Accordingly, we will intend to refer to the products we are exiting (which are certain of our Cloud and Managed Services offerings (which generally includes the remainder of what we formerly referred to as our C3 products) including some estimated colocation impact from customers using an integrated solution) as our “non-core” business.

General Leasing Activity

During the year ended December 31, 2017, we entered into customer leases representing approximately $3.5 million of incremental MRR, net of downgrades (and representing approximately $41.7 million of annualized rent) at $645 per square foot. In addition, $21.6 million of leasing commissions was associated with new and renewal leasing activity for the year ended December 31, 2017.

During the year ended December 31, 2017, we renewed leases with a total annualized rent of $53.3 million at an average rent per square foot of $845, which was 1.5% higher than the annualized rent prior to renewal. We define renewals as leases where the customer retains the same amount of space before and after renewal, which facilitates rate comparability. Customers that renew with adjustments to square feet are reflected in the net leasing activity discussed above. The rental churn rate for the year ended December 31, 2017 was 8.4%, the majority of which was the result of a single customer termination in the first quarter of 2017 in one of our leased facilities in Northern Virginia. Excluding this customer termination, rental churn for the year ended December 31, 2017 would be 5.9%.

During the year ended December 31, 2017, we commenced customer leases representing approximately $9.9 million of incremental MRR (and representing approximately $119.1 million of annualized rent) at $613 per square foot.

As of December 31, 2017, our booked-not-billed MRR balance (which represents customer leases that have been executed, but for which lease payments have not commenced as of December 31, 2017) was approximately $3.9 million, or $46.8 million of annualized rent. This booked-not-billed balanced is expected to contribute an incremental $21.7 million to revenue in 2018 (representing $30.6 million in annualized revenues), an incremental $4.5 million in 2019 (representing $7.0 million in annualized revenues), and an incremental $9.3 million in annualized revenues thereafter.

We estimate the remaining capital cost to provide the space, power, connectivity and other services to the customer contracts which had been booked by not billed as of December 31, 2017 to be approximately $27 million. This estimate generally includes custom data center customers with newly contracted space of more than 3,300 square feet. The space, power, connectivity and other services provided to customers that contract for smaller amounts of space is generally provided by existing space which was previously developed.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Changes in revenues and expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 are summarized below (in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Revenues:
Rental	$335,819	$295,723	$40,096	14%
Recoveries from customers	37,886	29,271	8,615	29%
Cloud and managed services	65,466	68,488	(3,022)	(4)%
Other	7,339	8,881	(1,542)	(17)%
Total revenues	446,510	402,363	44,147	11%
Operating expenses:
Property operating costs	153,209	136,488	16,721	12%
Real estate taxes and insurance	11,959	8,840	3,119	35%
Depreciation and amortization	140,924	124,786	16,138	13%
General and administrative	87,231	83,286	3,945	5%
Transaction, integration and impairment costs	11,060	10,906	154	1%
Total operating expenses	404,383	364,306	40,077	11%

Operating income	42,127	38,057	4,070	11%

Other income and expense:
Interest income	67	3	64	2,133%
Interest expense	(30,523)	(23,159)	(7,364)	32%
Debt restructuring costs	(19,992)	(192)	(19,800)	10,313%
Income (loss) before taxes	(8,321)	14,709	(23,030)	(157)%
Tax benefit of taxable REIT subsidiaries	9,778	9,976	(198)	(2)%
Net income	$1,457	$24,685	$(23,228)	(94)%

*not applicable for comparison

Revenues. Total revenues for the year ended December 31, 2017 were $446.5 million compared to $402.4 million for the year ended December 31, 2016. The increase of $44.1 million, or 11%, was largely attributable to organic growth in our customer base and placing additional square footage into service in conjunction with the development and expansion of certain facilities. Facilities primarily contributing to the increase were Irving, Chicago, Richmond, Atlanta-Suwanee and Atlanta-Metro data centers. The acquisition of the Piscataway facility on June 6, 2016, contributed $8.9 million in incremental revenue for the year ended December 31, 2017.

The increase of $37.1 million, or 10%, in combined rental and cloud and managed services revenue was primarily attributable to rents from newly leased space from ongoing expansions in our Irving, Chicago, Richmond, Atlanta-Suwanee and Atlanta-Metro data centers as well as increases in rents from previously leased space or service contracts, net of downgrades at renewal and rental churn. Additionally, the acquisition of the Piscataway facility on June 6, 2016 contributed $6.5 million in incremental revenue for the year ended December 31, 2017. The decrease in cloud and managed service revenue was due to reductions in revenue at certain leased facilities that is partially offset by a reduction in rent (see Property Operating Costs below), renewal of certain customers that continue to utilize existing equipment which was fully funded in pre renewal rental rates as well as the conversion of certain customers from cloud and managed services to colocation upon renewal.

As of December 31, 2017, our data centers were approximately 87% occupied and billing based on leasable raised floor of approximately 1,117,000 square feet, with approximately 970,000 square feet occupied and paying rent, with an average annualized rent of $393 per leased raised floor square foot including cloud and managed services revenue, or $338 per leased raised floor square foot excluding cloud and managed services revenue. As of December 31, 2017, the average annualized rent for our custom data center product, including managed services for our custom data center product, was $210 per leased raised floor square foot, and the average annualized rent for our colocation product, including cloud and managed services combined was $1,202 per leased raised floor square foot. As of December 31, 2016, our data centers were approximately 88% occupied and billing based on leasable raised floor of approximately 1,084,000 square feet, with approximately 956,000 square feet occupied and paying rent, with an average annualized rent of $390 per leased raised floor square foot including cloud and managed services revenue, or $323 per leased raised floor square foot excluding cloud and managed services revenue. The increase in leasable raised floor between 2016 and 2017 is primarily related to the addition of raised floor square footage from our redevelopment activities primarily in the Irving, Atlanta-Metro and Chicago facilities, as well as the acquisition of the Fort Worth facility.

Higher recoveries from customers for the year ended December 31, 2017 compared to the year ended December 31, 2016 were primarily due to increased utility usage associated with the expansion of our Irving data center contributing $2.7 million to the increase as well as increased utility costs generally related to an increase in utility usage at our Atlanta-Metro data center contributing $2.1 million to the increase. In addition, increased reimbursements associated with the acquisitions of the Piscataway and Fort-Worth facilities contributed $2.1 million and $1.8 million to the increase, respectively. The $1.5 million decrease in other revenue for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to lower straight line rent.

Property Operating Costs. Property operating costs for the year ended December 31, 2017 were $153.2 million compared to property operating costs of $136.5 million for the year ended December 31, 2016, an increase of $16.7 million, or 12%. The breakdown of our property operating costs is summarized in the table below (in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Property operating costs:
Direct payroll	$23,107	$21,118	$1,989	9%
Rent	15,452	17,705	(2,253)	(13)%
Repairs and maintenance	15,734	14,081	1,653	12%
Utilities	48,311	38,753	9,558	25%
Management fee allocation	21,616	20,643	973	5%
Other	28,989	24,188	4,801	20%
Total property operating costs	$153,209	$136,488	$16,721	12%

The acquisition of Piscataway contributed $4.0 million to the total increase in property operating costs for the year ended December 31, 2017, of which $1.0 million related to increased direct payroll, $0.5 million related to increased repairs and maintenance, $2.0 million related to increased utilities, $0.4 million related to increased management fee allocation, and $0.1 million related to increased other property operating costs. The remaining $12.7 million increase in total property operating costs was primarily attributable to the revenue growth and expansion of our existing facilities, which included (exclusive of the increase attributable to Piscataway as discussed above) increased direct payroll allocation of $1.0 million, increased repair and maintenance expense of $1.2 million which tends to fluctuate from period to period and increase with the expansion and lease-up of our facilities, increased utilities expense of $7.5 million and an increase in other expenses of $4.7 million primarily related to bad debt expense and certain reserves associated with reimbursement of utility costs, offset by a $2.3 million decrease in rent expense primarily related to the exit of portions of leased facilities as customers churned, downgraded or migrated to owned facilities. In addition, management fee allocation increased $0.6 million (exclusive of the increase attributable to Piscataway as discussed above). Management fee allocation for leased facilities acquired in 2015 is based on 10% of cash revenues for each facility and reflects an allocation of internal charges to cover back-office and service-related costs associated with the day-to-day operations of these data center facilities, with a corresponding offset to general and administrative expenses. Management fee allocation for the other QTS facilities is based on 4% of cash rental revenues for each facility.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the year ended December 31, 2017 were $12.0 million compared to $8.8 million for the year ended December 31, 2016. The increase of $3.1 million, or 35%, was primarily attributable to the acquisition of the Piscataway data center which contributed $1.1 million as well as the acquisition of the Fort Worth facility which contributed $0.5 million. The remaining increase of $1.5 million was primarily related to increased real estate taxes at our Irving, Atlanta-Metro and Atlanta-Suwanee facilities as well as increased real estate taxes at our Sacramento facility largely related to tax authorities’ reassessment of current year taxes.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2017 was $140.9 million compared to $124.8 million for the year ended December 31, 2016. The increase of $16.1 million, or 13%, was partially attributable to depreciation expense of $1.1 million and amortization expense of $1.4 million associated with the Piscataway acquisition. The remaining increase of $13.6 million was primarily due to additional depreciation of $12.5 million, which was primarily due to additional depreciation of the Irving, Chicago, and Atlanta-Suwanee data centers as well as higher amortization expense of $1.1 million primarily related to a higher level of leasing commissions.

General and Administrative Expenses. General and administrative expenses were $87.2 million for the year ended December 31, 2017 compared to general and administrative expenses of $83.3 million for the year ended December 31, 2016, an increase of $3.9 million, or 5%, which included a reduction of $0.9 million of general and administrative expenses in the first quarter of 2016 associated with the receipt of litigation settlement proceeds. Excluding this settlement, general and administrative expenses increased $3.0 million or 4%. The remaining $3.0 million increase in general and administrative expenses was primarily attributable to increased net payroll expenses of $4.3 million, of which $2.4 million related to sales and marketing personnel, higher equity-based compensation expense of $3.3 million as well as higher professional fees of $1.0 million and an increase in other costs of $0.5 million. These increases were partially offset by increased direct payroll allocation of $3.1 million, decreased outside services expense of $2.0 million primarily related to lower temporary personnel fees and increased management fee allocation of $1.0 million. Total general and administrative expenses were approximately 19.5% and 20.7% of 2017 and 2016 revenues, respectively.

Transaction, Integration & Impairment Costs. For the year ended December 31, 2017, we incurred $11.1 million in transaction, integration and impairment costs compared to $10.9 million for the year ended December 31, 2016. In the current period, we recognized $9.1 million in non-routine costs (consisting of $6.7 million related to the write-off of customer specific assets and equipment largely as a result of a fourth quarter 2017 C3 customer churn event, $1.6 million related to the impairment of certain product related assets and $0.8 million in other miscellaneous charges), $1.0 million related to the reassessment of prior years’ personal property taxes at our Sacramento facility and $1.0 million attributable to transaction and integration costs. In the prior period, $9.6 million of costs were attributable to integration expenses primarily related to systems integration, duplicate personnel and accelerated depreciation of certain software relating to the leased facilities acquired in 2015, inclusive of an offset of approximately $1.0 million related to the reimbursement of certain escrow funds. The remaining $1.3 million of the prior year balance primarily related to transaction costs incurred in the acquisition of the Piscataway and Fort Worth facilities. Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

Interest Expense. Interest expense for the year ended December 31, 2017 was $30.5 million compared to $23.2 million for the year ended December 31, 2016. The increase of $7.4 million, or 32%, was due primarily to an increase in the average debt balance of $243.0 million, primarily as a result of our ongoing developments, expansions and acquisitions as well as a slight increase in the weighted average interest rate on floating rate borrowings, partially offset by the issuance of additional shares of common stock and higher capitalized interest during the current period due to the growth in construction projects. The average debt balance, exclusive of debt issuance costs, for the year ended December 31, 2017 was $1,113.9 million, with a weighted average interest rate, including the effect of amortization of deferred financing costs, of 4.02%. This compared to an average debt balance of $870.9 million for the year ended December 31, 2016, with a weighted average interest rate, including the effect of amortization of deferred financing costs, of 3.97%. Interest capitalized in connection with our development activities during the years ended December 31, 2017 and 2016 were $14.3 million and $11.4 million, respectively.

Debt Restructuring Costs. Debt restructuring costs for the year ended December 31, 2017 were $20.0 million compared to debt restructuring costs of $0.2 million for the year ended December 31, 2016. The increase in debt restructuring costs of $19.8 million was primarily due to debt restructuring expenses of approximately $20 million in the fourth quarter of 2017 associated with the replacement of the $300 million 5.875% senior notes with the $400 million 4.75% notes.

Tax Benefit of Taxable REIT Subsidiaries. Tax benefit of taxable REIT subsidiaries for the year ended December 31, 2017 was $9.8 million compared to $10.0 million for the year ended December 31, 2016. The Company’s non-cash deferred tax benefit, in both the current year and the prior year, relate to recorded operating losses which include certain transaction and integration costs. In addition, during the fourth quarter of 2017, the Company recorded a one-time non-cash tax benefit of $3.3 million attributable to the re-measurement of deferred tax assets (liabilities) as a result of a reduction in the U.S. corporate tax rate from approximately 35% as of December 31, 2016 to 21% as of December 31, 2017 due to new tax legislation which generally takes effect for taxable years beginning or after January 1, 2018.

Net Income. A summary of the components of the decrease in net income of $23.2 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 is as follows (in millions):

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$24.3
Increase in general and administrative expense	(3.9)
Increase in depreciation and amortization	(16.1)
Increase in transaction, integration and impairment costs	(0.2)
Increase in interest expense net of interest income	(7.3)
Decrease in tax benefit	(0.2)
Increase in debt restructuring costs	(19.8)
Decrease in net income	$(23.2)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Changes in revenues and expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 are summarized below (in thousands):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Revenues:
Rental	$295,723	$230,510	$65,213	28%
Recoveries from customers	29,271	22,581	6,690	30%
Cloud and managed services	68,488	51,994	16,494	32%
Other	8,881	5,998	2,883	48%
Total revenues	402,363	311,083	91,280	29%
Operating expenses:
Property operating costs	136,488	104,355	32,133	31%
Real estate taxes and insurance	8,840	5,869	2,971	51%
Depreciation and amortization	124,786	85,811	38,975	45%
General and administrative	83,286	67,783	15,503	23%
Transaction and integration costs	10,906	11,282	(376)	(3)%
Total operating expenses	364,306	275,100	89,206	32%

Operating income	38,057	35,983	2,074	6%

Other income and expense:
Interest income	3	2	1	50%
Interest expense	(23,159)	(21,289)	(1,870)	9%
Debt restructuring costs	(192)	(468)	276	(59)%
Income before taxes	$14,709	$14,228	$481	3%
Tax benefit of taxable REIT subsidiaries	9,976	10,065	(89)	(1)%
Loss on sale of real estate	-	(164)	164	* %
Net income	$24,685	24,129	556	2%

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

As of December 31, 2016, our data centers were approximately 88% occupied and billing based on leasable raised floor of approximately 1,084,000 square feet, with approximately 956,000 square feet occupied and paying rent, with an average annualized rent of $390 per leased raised floor square foot including cloud and managed services revenue, or $323 per leased raised floor square foot excluding cloud and managed services revenue. As of December 31, 2016, the average annualized rent for our custom data center product, including managed services for our custom data center product, was $195 per leased raised floor square foot, and the average annualized rent for our colocation product, including cloud and managed services combined was $1,246 per leased raised floor square foot. As of December 31, 2015, our data centers were approximately 91% occupied and billing based on leasable raised floor of approximately 839,000 square feet, with approximately 761,000 square feet occupied and paying rent, with an average annualized rent of $433 per leased raised floor square foot including cloud and managed services revenue, or $337 per leased raised floor square foot excluding cloud and managed services revenue. The increase in leasable raised floor between 2015 and 2016 is primarily related to the addition of raised floor square footage from our redevelopment activities primarily in the Irving, Atlanta-Metro, Richmond, Atlanta-Suwanee and Chicago facilities, as well as the acquisition of Piscataway. The decrease in average annualized rent per leased raised floor square foot, both including and excluding cloud and managed services revenue, is primarily due to an increase in mix of custom data center customers in our portfolio. As of December 31, 2016, a larger portion of our product mix was attributable to custom data center revenue (40% of MRR) compared to December 31, 2015 (34% of MRR). Due to the fact that custom data center customers reimburse us for utilities and various other operating expenses and that reimbursement is excluded from the calculation of annualized rent per square foot, this increase in the portion of customer rent which is related to custom data center customers has contributed to the weighted average per square foot reduction.

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

Debt Restructuring Costs. Debt restructuring costs for the year ended December 31, 2016 were $0.2 million compared to debt restructuring costs of $0.5 million for the year ended December 31, 2015. The decrease in debt restructuring costs of $0.3 million was due to higher write-offs of unamortized deferred financing costs in 2015 primarily related to the restructuring of our unsecured credit facility in October 2015, and, at the same time, the repayment of our $70 million secured credit facility relating to our Richmond data center.

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

Net Income. A summary of the components of the increase in net income of $0.6 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is as follows (in millions):

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$56.2
Increase in general and administrative expense	(15.5)
Increase in depreciation and amortization	(39.0)
Decrease in transaction, integration and other costs	0.4
Increase in interest expense net of interest income	(1.9)
Decrease in tax benefit	(0.1)
Decrease in loss on sale of real estate	0.2
Decrease in debt restructuring costs	0.3
Increase in net income	$0.6

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

Due to the volatility and nature of certain significant charges and gains recorded in our operating results that management believes are not reflective of our core operating performance, management computes an adjusted measure of FFO, which we refer to as Operating FFO. Operating FFO is a non-GAAP measure that is used as a supplemental operating measure and to provide additional information to users of the financial statements. We generally calculate Operating FFO as FFO excluding certain non-routine charges and gains and losses that management believes are not indicative of the results of our operating real estate portfolio. We believe that Operating FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and, to the extent they calculate Operating FFO on a comparable basis, between REITs.

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

A reconciliation of net income to FFO, Operating FFO and Adjusted Operating FFO is presented below:

	Year Ended December 31,
	2017	2016	2015
	(unaudited $ in thousands)
FFO
Net income	$1,457	$24,685	$24,129
Real estate depreciation and amortization	123,555	108,474	74,224
Loss on sale of real estate	—	—	164
FFO	125,012	133,159	98,517

Operating FFO
Debt restructuring costs	19,992	193	468
Transaction, integration and impairment costs	11,060	10,906	11,282
Deferred tax benefit associated with transaction and integration costs	—	(3,592)	(3,176)
Non-cash reversal of deferred tax asset valuation allowance	—	—	(3,175)
Operating FFO	156,064	140,666	103,916

Adjusted Operating FFO
Maintenance Capex	(5,009)	(5,059)	(4,745)
Leasing commissions paid	(20,115)	(18,751)	(13,108)
Amortization of deferred financing costs and bond discount	3,868	3,545	3,424
Non real estate depreciation and amortization	17,369	16,313	11,531
Straight line rent revenue and expense and other	(4,967)	(6,794)	(4,402)
Tax benefit from operating results	(9,778)	(6,384)	(3,754)
Equity-based compensation expense	13,863	10,584	6,964
Adjusted Operating FFO	$151,295	$134,120	$99,826

Monthly Recurring Revenue (MRR) and Recognized MRR

We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. This amount reflects the annualized cash rental payments. It does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted.

Separately, we calculate recognized MRR as the recurring revenue recognized during a given period, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues.

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

A reconciliation of total GAAP revenues to recognized MRR in the period and MRR at period end is presented below:

	Year Ended December 31,
	2017	2016	2015
	(unaudited $ in thousands)
Recognized MRR in the period
Total period revenues (GAAP basis)	$446,510	$402,363	$311,083
Less: Total period recoveries	(37,886)	(29,271)	(22,581)
Total period deferred setup fees	(10,690)	(9,172)	(6,042)
Total period straight line rent and other	(22,848)	(16,589)	(12,677)
Recognized MRR in the period	$375,086	$347,331	$269,783

MRR at period end
Total period revenues (GAAP basis)	$446,510	$402,363	$311,083
Less: Total revenues excluding last month	(406,345)	(366,385)	(280,020)
Total revenues for last month of period	40,165	35,978	31,063
Less: Last month recoveries	(3,175)	(3,247)	(1,415)
Last month deferred setup fees	(1,123)	(968)	(716)
Last month straight line rent and other	(4,159)	(873)	(1,443)
MRR at period end *	$31,708	$30,890	$27,489

*Does not include our booked-not-billed MRR balance, which was $3.9 million, $3.6 million and $4.0 million as of December 31, 2017, 2016 and 2015, respectively.

Net Operating Income (NOI)

We calculate net operating income (“NOI”), as net income (loss) (computed in accordance with GAAP), excluding: interest expense, interest income, tax expense (benefit) of taxable REIT subsidiaries, depreciation and amortization, debt restructuring costs, gain (loss) on extinguishment of debt, transaction, integration and impairment costs, gain (loss) on sale of real estate, restructuring costs and general and administrative expenses. We allocate a management fee charge of 4% of cash revenues for all facilities, with the exception of the leased facilities acquired in 2015 which are allocated a charge of 10% of cash revenues, as a property operating cost and a corresponding reduction to general and administrative expense to cover the day-to-day administrative costs to operate our data centers.  The management fee charge is reflected as a reduction to net operating income.

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

A reconciliation of net income to NOI is presented below:

	Year Ended December 31,
	2017	2016	2015
	(unaudited $ in thousands)
Net Operating Income (NOI)
Net income	$1,457	$24,685	$24,129
Interest expense	30,523	23,159	21,289
Interest income	(67)	(3)	(2)
Depreciation and amortization	140,924	124,786	85,811
Debt restructuring costs	19,992	193	468
Tax benefit of taxable REIT subsidiaries	(9,778)	(9,976)	(10,065)
Transaction, integration and impairment costs	11,060	10,906	11,282
Loss on sale of real estate	—	—	164
General and administrative expenses	87,231	83,286	67,783
NOI (1)	$281,342	$257,036	$200,859
Breakdown of NOI by facility:
Atlanta-Metro data center	$80,648	$81,074	$69,861
Atlanta-Suwanee data center	48,365	45,760	41,088
Richmond data center	40,919	30,752	20,959
Irving data center	32,870	16,608	5,547
Dulles data center	21,672	19,384	10,391
Leased data centers (2)	12,006	24,131	19,154
Santa Clara data center	11,378	13,703	14,352
Piscataway data center	9,395	5,627	—
Princeton data center	9,598	9,544	9,461
Sacramento data center	6,804	7,734	7,516
Chicago data center	4,652	167	—
Fort Worth data center	268	3	—
Other facilities (3)	2,767	2,549	2,530
NOI (1)	$281,342	$257,036	$200,859

(1)

Includes facility level general and administrative allocation charges of 4% of cash revenue for all facilities, with the exception of the leased facilities acquired in 2015, which include general and administrative expense allocation charges of 10% of cash revenue.  These allocated charges aggregated to $21.6 million, $20.6 million and $15.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)

At December 31, 2017 includes 11 facilities.  All facilities are leased, including those subject to capital leases. During the quarter ended March 31, 2017, the Company moved its Jersey City, NJ facility to the “Leased data centers” line item. During the quarter ended December 31, 2017, the Company completed the buyout of the Vault facility in Dulles, VA that was previously subject to a capital lease agreement, and as such, the facility was moved from the “Leased data centers” line item to a separate “Dulles data center” line item.

(3)	Consists of Miami, FL; Lenexa, KS; Overland Park, KS; and Duluth, GA facilities.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

We calculate EBITDA as net income (loss) (computed in accordance with GAAP) adjusted to exclude interest expense and interest income, provision (benefit) for income taxes (including income taxes applicable to sale of assets) and depreciation and amortization. Management believes that EBITDA is useful to investors in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base charges (primarily depreciation and amortization) from our operating results.

In addition to EBITDA, we calculate an adjusted measure of EBITDA, which we refer to as Adjusted EBITDA, as EBITDA excluding write off of unamortized deferred financing costs, gains (losses) on extinguishment of debt, transaction, integration and impairment costs, equity-based compensation expense, restructuring costs and gain (loss) on sale of real estate. We believe that Adjusted EBITDA provides investors with another financial measure that can facilitate comparisons of operating performance between periods and between REITs.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is presented below:

	Year Ended December 31,
	2017	2016	2015
	(unaudited $ in thousands)
EBITDA and Adjusted EBITDA
Net income	$1,457	$24,685	$24,129
Interest expense	30,523	23,159	21,289
Interest income	(67)	(3)	(2)
Tax benefit of taxable REIT subsidiaries	(9,778)	(9,976)	(10,065)
Depreciation and amortization	140,924	124,786	85,811
EBITDA	163,059	162,651	121,162

Debt restructuring costs	19,992	193	468
Equity-based compensation expense	13,863	10,584	6,964
Transaction, integration and impairment costs	11,060	10,906	11,282
Loss on sale of real estate	—	—	164
Adjusted EBITDA	$207,974	$184,334	$140,040

Liquidity and Capital Resources

Short-Term Liquidity

Our short-term liquidity needs include funding capital expenditures for the development of data center space (a significant portion of which is discretionary), meeting debt service and debt maturity obligations, funding payments for capital lease and lease financing obligations, funding distributions to our stockholders and unit holders, utility costs, site maintenance costs, real estate and personal property taxes, insurance, rental expenses, general and administrative expenses and certain recurring and non-recurring capital expenditures.

We expect that we will incur approximately $425 million to $475 million in additional capital expenditures through December 31, 2018, excluding acquisitions, in connection with the development of our data center facilities. We expect to spend approximately $300 million to $350 million of capital expenditures with vendors on development, and the remainder on other capital expenditures and capitalized overhead costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. We expect to fund these costs using operating cash flows, draws on our credit facility, additional equity issuances through our ATM program or other capital markets activity. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of such expenditures may vary.

We expect to meet our short-term liquidity needs through operating cash flow, cash and cash equivalents and borrowings under our credit facility.

Our cash paid for capital expenditures for the years ended December 31, 2017, 2016 and 2015 are summarized in the table below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Development	$213,632	$203,984	$261,081
Acquisitions	127,038	173,067	292,685
Maintenance capital expenditures	5,009	5,059	4,745
Other capital expenditures (1)	88,673	70,862	54,233
Total capital expenditures	$434,352	$452,972	$612,744

(1)

Represents capital expenditures for capitalized interest, commissions, personal property, overhead costs and corporate fixed assets. Corporate fixed assets primarily relate to construction of corporate offices, leasehold improvements and product related assets.

Long-Term Liquidity

Our long-term liquidity needs primarily consist of funds for property acquisitions, scheduled debt maturities, payment of principal at maturity of the 4.75% Senior Notes due 2025, funding payments for capital lease and lease financing obligations, and recurring and non-recurring capital expenditures. We may also pursue new developments and additional redevelopment of our data centers and future redevelopment of other space in our portfolio. We may also pursue development on land which QTS currently owns that is available at our data center properties in Atlanta-Metro, Atlanta-Suwanee, Richmond, Irving, Fort Worth, Princeton, Chicago, Ashburn, Phoenix and Hillsboro. The development and/or redevelopment of this space, including timing, is at our discretion and will depend on a number of factors, including availability of capital and our estimate of the demand for data center space in the applicable market. We expect to meet our long-term liquidity needs with net cash provided by operations, incurrence of additional long-term indebtedness, borrowings under our credit facility and issuance of additional equity or debt securities, subject to prevailing market conditions, as discussed below.

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

In March 2017, we established an “at-the-market” equity offering program (the “ATM Program”) pursuant to which we may issue, from time to time, up to $300 million of our Class A common stock. Pursuant to this ATM Program, during the year ended December 31, 2017, the Company issued 2,036,121 shares of Class A common stock at a weighted average price of $53.88 per share which generated net proceeds of approximately $108.1 million.

Cash

As of December 31, 2017, we had $8.2 million of unrestricted cash and cash equivalents.

The following tables present quarterly cash dividends and distributions paid to QTS’ common stockholders and the Operating Partnership’s unit holders for the years ended December 31, 2017 and 2016:

Year Ended December 31, 2017
			Aggregate
		Per Common Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
September 22, 2017	October 5, 2017	$0.39	$22.2
June 16, 2017	July 6, 2017	0.39	21.6
March 16, 2017	April 5, 2017	0.39	21.4
December 16, 2016	January 5, 2017	0.36	19.7
		$1.53	$84.9

Year Ended December 31, 2016
			Aggregate
		Per Common Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
September 20, 2016	October 5, 2016	$0.36	$19.7
June 17, 2016	July 6, 2016	0.36	19.7
March 18, 2016	April 5, 2016	0.36	17.4
December 17, 2015	January 6, 2016	0.32	15.4
		$1.40	$72.2

Additionally, on January 5, 2018 we paid our regular quarterly cash dividend of $0.39 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on December 5, 2017.

Indebtedness

As of December 31, 2017, we had approximately $1,229.9 million of indebtedness, including capital lease obligations.

Unsecured Credit Facility. In December 2017, we amended our amended and restated unsecured credit facility, increasing the total capacity to $1.52 billion and extending the term. The unsecured credit facility includes a $350 million term loan which matures on December 17, 2022, a $350 million term loan which matures on April 27, 2023, and a $820 million revolving credit facility which matures on December 17, 2021, with a one year extension option. Amounts outstanding under the amended unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will vary depending upon our leverage ratio. For revolving credit loans, the spread ranges from 1.55% to 2.15% for LIBOR loans and 0.55% to 1.15% for base rate loans. For term loans, the spread ranges from 1.50% to 2.10% for LIBOR loans and 0.50% to 1.10% for base rate loans. The unsecured credit facility also includes a $400 million accordion feature.

Under the unsecured credit facility, the capacity may be increased from the current capacity of $1.52 billion to $1.92 billion subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments. We are also required to pay a commitment fee to the lenders assessed on the unused portion of the unsecured revolving credit facility. At our election, we can prepay amounts outstanding under the unsecured credit facility, in whole or in part, without penalty or premium.

Our ability to borrow under the amended unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations on liens, mergers, consolidations, investments, distributions, asset sales and affiliate transactions, as well as the following financial covenants: (i) the Operating Partnership's and its subsidiaries' consolidated total unsecured debt plus any capitalized lease obligations with respect to the unencumbered asset pool properties may not exceed 60% of the unencumbered asset pool value (or 65% of the unencumbered asset pool value for up to two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated);  (ii) the unencumbered asset pool debt yield cannot be less than 14% (or 12.5% for the two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated); (iii) QTS must maintain a minimum fixed charge coverage ratio (defined as the ratio of consolidated EBITDA, subject to certain adjustments, to consolidated fixed charges) for the prior two most recently-ended calendar quarters of 1.70 to 1.00; (iv) QTS must maintain a maximum debt to gross asset value (as defined in the amended and restated agreement) ratio of 60% (or 65% for the two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated); (v) QTS must maintain tangible net worth (as defined in the amended and restated agreement) cannot be less than the sum of $1,209,000,000 plus 75% of the net proceeds from any equity offerings after June 30, 2017; and (vi) a maximum distribution payout ratio of the greater of (i) 95% of the our Funds from Operations (as defined in the amended and restated agreement) and (ii) the amount required for the Company to qualify as a REIT under the Code.

The availability under the revolving credit facility is the lesser of (i) $820 million, (ii) 60% of the unencumbered asset pool capitalized value (or 65% of the unencumbered asset pool capitalized value for the two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent;  provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated) and (iii) the amount resulting in an unencumbered asset pool debt yield of 14% (or 12.5% for the two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated). In the case of clauses (ii) and (iii) of the preceding sentence, the amount available under the revolving credit facility is adjusted to take into account any other unsecured debt and certain capitalized leases.  A material acquisition is an acquisition of properties or assets with a gross purchase price equal to or in excess of 15% of the Operating Partnership's gross asset value (as defined in the amended and restated agreement) as of the end of the most recently ended quarter for which financial statements are publicly available. The availability of funds under our unsecured credit facility depends on compliance with our covenants.

As of December 31, 2017, we had outstanding $831.0 million of indebtedness under the unsecured credit facility, consisting of $131.0 million of outstanding borrowings under the unsecured revolving credit facility and $700.0 million outstanding under the term loans, exclusive of net debt issuance costs of $5.8 million. In connection with the unsecured credit facility, as of December 31, 2017, we had additional letters of credit outstanding aggregating to $2.1 million. As of December 31, 2017, the weighted average interest rate for amounts outstanding under the unsecured credit facility was 2.89%.

On April 5, 2017, we entered into forward interest rate swap agreements with an aggregate notional amount of $400 million. The forward swap agreements effectively fix the interest rate on $400 million of term loan borrowings, $200 million of swaps allocated to each term loan, from January 2, 2018 through the current maturity dates of December 17, 2021 and April 27, 2022, respectively. The weighted average effective fixed interest rate on the $400 million notional amount of term loan financing, following the execution of these swap agreements, will approximate 3.5%, commencing on January 2, 2018, assuming the current LIBOR spread of 1.5%.

5.875% Senior Notes due 2022. On July 23, 2014, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the senior notes described below (collectively, the “Issuers”), issued $300 million aggregate principal amount of 5.875% Senior Notes due 2022 (the “2022 Notes”). The 2022 Notes had an interest rate of 5.875% per annum and were issued at a price equal to 99.211% of their face value. The proceeds from the offering were used to repay amounts outstanding under the unsecured credit facility, including $75 million outstanding under the term loan.

The 2022 Notes were unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries and receivables entities) that guaranteed any indebtedness of QTS, the Issuers or any other subsidiary guarantor. QTS Realty Trust, Inc. did not guarantee the 2022 Notes. The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the 2022 Notes were issued pursuant to an indenture, dated as of July 23, 2014, among QTS, the Operating Partnership, QTS Finance Corporation, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “2022 Indenture”). The Company redeemed the issued and outstanding 2022 Notes with a portion of the net proceeds of the 4.75% Senior Notes due 2025 that the Issuers issued on November 8, 2017 at the closing of a private offering.

4.750% Senior Notes due 2025. On November 8, 2017, the Issuers issued $400 million aggregate principal amount of 4.75% senior notes due November 15, 2025 (the “Senior Notes”) in a private offering. The Senior Notes have an interest rate of 4.750% per annum and were issued at a price equal to 100% of their face value. The net proceeds from the offering were used to fund the redemption of, and satisfy and discharge the indenture pursuant to which the Issuers issued, the 2022 Notes and to repay a portion of the amount outstanding under the Company’s unsecured revolving credit facility. The Company incurred one-time expenses in the fourth quarter of 2017 associated with redemption of the 2022 Notes of $19.9 million, including a call premium to redeem the 2022 Notes as well as certain noncash charges related to deferred finance costs and bond discount.

The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS, the Issuers or any other subsidiary guarantor. QTS Realty Trust, Inc. does not guarantee the Senior Notes and will not be required to guarantee the Senior Notes expect under certain circumstances.  The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of November 8, 2017, among QTS, the Issuers, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”). As of December 31, 2017, and the outstanding net debt issuance costs associated with the Senior Notes were $5.8 million.

The Indenture contained affirmative and negative covenants that, among other things, limited or restricted the Operating Partnership’s ability and the ability of certain of its subsidiaries (the “Restricted Subsidiaries”) to: incur additional indebtedness; pay dividends; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the Operating Partnership’s restricted subsidiaries to pay dividends; engage in sales of assets; and engage in mergers, consolidations or sales of substantially all of their assets.

However, certain of these covenants would have been suspended if and for so long as the Senior Notes were rated investment grade by specified debt rating services and there was no default under the Indenture. The Operating Partnership and its Restricted Subsidiaries also were required to maintain total unencumbered assets (as defined in the Indenture) of at least 150% of their unsecured debt on a consolidated basis.

The Senior Notes may be redeemed by the Issuers, in whole or in part, at any time prior to November 15, 2020 at a redemption price equal to (i) 100% of the principal amount, plus (ii) accrued and unpaid interest to the redemption date, and (iii) a make-whole premium. On or after November 15, 2020, the Issuers may redeem the Senior Notes, in whole or in part, at a redemption price equal to (i) 103.563% of the principal amount from November 15, 2020 to November 14, 2021, (ii) 102.375% of the principal amount from November 15, 2021 to November 14, 2022, (iii) 101.188% of the principal amount from November 15, 2022 to November 14, 2023 and (iv) 100.000% of the principal amount of the Senior Notes from November 15, 2023 and thereafter, in each case plus accrued and unpaid interest to, but excluding, the redemption date. In addition, at any time prior to November 15, 2020, the Issuers may, subject to certain conditions, redeem up to 40% of the aggregate principal amount of the Senior Notes at 104.750% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date, with the net cash proceeds of certain equity offerings consummated by the Company or the Operating Partnership. Also, upon the occurrence of a change of control of us or the Operating Partnership, holders of the Senior Notes may require the Issuers to repurchase all or a portion of the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes to be repurchased plus accrued and unpaid interest to the repurchase date.

Lenexa Mortgage. On March 8, 2017, we entered into a $1.9 million mortgage loan secured by our Lenexa facility. This mortgage has a fixed rate of 4.1%, with periodic principal payments due monthly and a balloon payment of $1.6 million in May 2022. As of December 31, 2017, the outstanding balance under the Lenexa mortgage was $1.9 million.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017, including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (in thousands):

Obligations	2018	2019	2020	2021	2022	Thereafter	Total

Operating Leases	$15,031	$10,259	$9,894	$9,931	$9,675	$65,126	$119,916
Capital Leases and Lease Financing Obligations	7,760	939	—	—	—	—	8,699
Future Principal Payments of Indebtedness (1)	65	68	71	131,074	350,077	751,511	1,232,866
Total (2)	$22,856	$11,266	$9,965	$141,005	$359,752	$816,637	$1,361,481

(1)

Does not include the related debt issuance costs on Senior Notes nor the related debt issuance costs on the term loans reflected at December 31, 2017. Also does not include letters of credit outstanding aggregating to $2.1 million as of December 31, 2017 under our unsecured credit facility.

(2)

Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facilities, mortgages, capital leases and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of December 31, 2017 (in thousands):

2018	2019	2020	2021	2022	Thereafter	Total
$47,337	$47,251	$47,244	$46,990	$39,412	$60,368	$288,602

Off-Balance Sheet Arrangements

As of December 31, 2017, the Company does not have any off-balance sheet arrangements. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for additional information on our interest rate swaps.

Cash Flows

	Year Ended December 31,
(in thousands)	2017	2016	2015
Cash flow provided by (used for):
Operating activities	$170,323	$153,794	$109,787
Investing activities	(434,352)	(452,972)	(612,095)
Financing activities	262,692	299,954	500,324

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Cash flow provided by operating activities was $170.3 million for the year ended December 31, 2017, compared to $153.8 million for the year ended December 31, 2016. The increased cash flow provided by operating activities of $16.5 million was primarily due to an increase in cash operating income of $24.4 million, offset by a decrease in cash flow associated with net changes in working capital of $7.9 million primarily relating to a reduction in accounts payable and accrued liabilities unrelated to capital additions.

Cash flow used for investing activities decreased by $18.6 million to $434.4 million for the year ended December 31, 2017, compared to $453.0 million for the year ended December 31, 2016. The decrease was primarily due to less net cash paid for acquisitions which was $46.0 million greater in 2016 due to the acquisition of the Piscataway and Fort Worth facilities acquired in 2016; offset by higher cash paid for capital expenditures of $27.4 million in 2017 primarily related to higher redevelopment costs associated with our Irving, Atlanta-Metro, Richmond and Chicago data centers. These expenditures include capitalized soft costs such as interest, payroll and other costs to redevelop the properties, which were, in the aggregate, $26.9 million and $22.4 million for the years ended December 31, 2017 and 2016, respectively.

Cash flow provided by financing activities was $262.7 million for the year ended December 31, 2017, compared to $300.0 million for the year ended December 31, 2016. The decrease was primarily due to lower net equity proceeds of $168.1 million as well as higher payments of cash dividends to common stockholders of $12.0 million which was primarily due to the increase in shares outstanding primarily related to the April 2016 equity issuance and to a lesser extent the ATM equity issuances during the year ended 2017. Partially offsetting these decreases in cash provided by financing activities were higher net proceeds of $77.0 million under our unsecured credit facility and higher net proceeds of $86.8 million associated with the extinguishment and replacement of our senior notes, net of $13.2 million in debt extinguishment costs, due to additional proceeds being utilized for acquisitions and capital expenditures.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Cash flow provided by operating activities was $153.8 million for the year ended December 31, 2016, compared to $109.8 million for the year ended December 31, 2015. The increased cash flow provided by operating activities of $44.5 million was primarily due to an increase in cash operating income of $41.0 million as well as an increase in cash flow associated with net changes in working capital of $3.0 million primarily relating to changes in rents and other receivables, deferred income, advance rents and other assets.

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

Cash flow provided by financing activities was $300.0 million for the year ended December 31, 2016, compared to $500.3 million for the year ended December 31, 2015. The decrease was primarily due to lower net proceeds of $169.2 million under our unsecured credit facility, lower net proceeds from equity offerings of $93.7 million due to equity offerings completed in March and June 2015 compared to only one equity offering in April 2016, as well as an increase in payments of cash dividends to common stockholders of $16.7 million which was due to the increase in shares outstanding related to the April 2016 equity issuance and a higher dividend rate. Partially offsetting this decrease was an increase in mortgage principal debt repayments of $86.6 million due to paying off the Atlanta-Metro equipment loan and Richmond Credit Facility in full during 2015.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 of our audited financial statements included elsewhere in this Form 10-K. We describe below accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of December 31, 2017.

Acquisitions. When accounting for business combinations and asset acquisitions, we are required to make subjective assessments which involve significant judgment to allocate the purchase price paid to the acquired tangible assets and intangible assets and liabilities.

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

The fair value of goodwill is the consideration transferred which is not allocable to identifiable intangible and tangible assets. Goodwill is subject to at least an annual assessment for impairment. In connection with the goodwill impairment evaluation that the Company performed on October 1, 2017, the Company determined qualitatively that it is not more likely than not that the fair value of the Company’s one reporting unit was less than the carrying amount, thus it did not perform a quantitative analysis.

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

Recoveries from Customers. Certain customer leases contain provisions under which the customers reimburse us for a portion of the property’s real estate taxes, insurance and other operating expenses, which include certain power and cooling-related charges. The reimbursements are included in revenue as recoveries from customers in the statements of operations and statements of comprehensive income in the period in which the applicable expenditures are incurred. Certain customer leases are structured to provide a fixed monthly billing amount that includes an estimate of various operating expenses, with all revenue from such leases included in rental revenue.

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

The Operating Partnership also includes certain partners that are subject to a taxable income allocation, however, not entitled to receive recurring distributions. The partnership agreement does stipulate however, to the extent that taxable income is allocated to these partners that the partnership will make a distribution to these partners equal to the lesser of the actual per unit distributions made to Class A partners or an estimated amount to cover federal, state and local taxes on the allocated taxable income. No distributions related to allocated taxable income were made to these partners for the years ended December 31, 2017 and 2016.

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

As of December 31, 2017, we had outstanding $831.0 million of consolidated indebtedness that bore interest at variable rates, which does not take into account $400 million of swaps which take effect January 2, 2018 as discussed below.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. A 1% increase in interest rates would increase the interest expense on the $831.0 million of variable indebtedness outstanding as of December 31, 2017 by approximately $8.3 million annually. Conversely, a decrease in the LIBOR rate to 0.56% would decrease the interest expense on this $831.0 million of variable indebtedness outstanding by approximately $8.3 million annually based on the one month LIBOR rate of approximately 1.56% as of December 31, 2017.

On April 5, 2017, the Company entered into forward interest rate swap agreements with an aggregate notional amount of $400 million ($200 million of swaps allocated to each term loan). The forward swap agreements effectively will fix the interest rate on $400 million of term loan borrowings from January 2, 2018 through December 17, 2021 and April 27, 2022, respectively. The Company's weighted average interest rate on floating rate debt as of December 31, 2017 was approximately 2.89%. The weighted average effective fixed interest rate on the $400 million notional amount of term loan financing, following the commencement of these swap agreements, will approximate 3.5%, effective January 2, 2018, assuming the current LIBOR spread of 1.5%.

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

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to the Financial Statements on page F-1.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.           CONTROLS AND PROCEDURES

QTS Realty Trust, Inc.

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended December 31, 2017, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QTS’ disclosure controls and procedures are effective to ensure that information required to be disclosed by QTS in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

As of December 31, 2017, management assessed the effectiveness of QTS Realty Trust, Inc.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has concluded that, as of December 31, 2017, QTS Realty Trust, Inc.’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

QualityTech, LP

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended December 31, 2017, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QualityTech, LP’s disclosure controls and procedures are effective to ensure that information required to be disclosed by QualityTech, LP in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

As of December 31, 2017, management assessed the effectiveness of QualityTech, LP’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has concluded that, as of December 31, 2017, QualityTech, LP’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in QualityTech, LP’s internal control over financial reporting during the three-month period ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors is incorporated herein by reference from the section entitled “Proposal One: Election of Directors—Nominees for Election as Directors” in the Company’s definitive Proxy Statement (“2018 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company’s Annual Meeting of Stockholders to be held on May 3, 2018. The 2018 Proxy Statement will be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2017.

The information regarding executive officers is incorporated herein by reference from the section entitled “Executive Officers” in the Company’s 2018 Proxy Statement.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2018 Proxy Statement.

The information regarding the Company’s code of business conduct and ethics is incorporated herein by reference from the sections entitled “Corporate Governance and Board Matters—Code of Business Conduct and Ethics” in the Company’s 2018 Proxy Statement.

The information regarding the Company’s audit committee, its members and the audit committee financial experts is incorporated by reference herein from the section entitled “Corporate Governance and Board Matters—Committees of the Board—Audit Committee” in the Company’s 2018 Proxy Statement.

ITEM 11.            EXECUTIVE COMPENSATION

The information included under the following captions in the Company’s 2018 Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers,” “Corporate Governance and Board Matters—Compensation of Directors” and “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation.”

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Executive Officers—Equity Compensation Plan Information” in the Company’s 2018 Proxy Statement.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons and director independence is incorporated herein by reference from the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Matters—Corporate Governance Profile” in the Company’s 2018 Proxy Statement.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal auditor fees and services and the audit committee’s pre-approval policies are incorporated herein by reference from the sections entitled “Proposal Three: Ratification of the Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Proposal Three: Ratification of the Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in the Company’s 2018 Proxy Statement.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a list of documents filed as a part of this report:

(1)	Financial Statements

Included herein at pages F-1 through F-43.

(2)	Financial Statement Schedules

The following financial statement schedules are included herein at pages F-44 through F-46:

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

2.1

Stock Purchase Agreement dated May 6, 2016 by and among Quality Technology Services Holding, LLC, Carpathia Holdings, LLC and Carpathia Acquisition, Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 12, 2015 (Commission File No. 002-36109)

2.2

First Amendment to Stock Purchase Agreement dated June 12, 2015, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 19, 2015 (Commission File No. 001-36109)

3.1

Articles of Amendment and Restatement of QTS Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013 (Commission File No. 001-36109)

3.2

Second Amended and Restated Bylaws of QTS Realty Trust, Inc., incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2017 (Commission File No. 001-36109)

4.1

Form of Specimen Class A Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

4.2

Indenture, dated November 8, 2017, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., certain subsidiaries of QualityTech, LP and Deutsche Bank Trust Company Americas, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 8, 2017 (Commission File No. 001-36109)

4.3	Form of 4.750% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.1 hereof)

4.4

Supplemental Indenture, dated as of December 22, 2017, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee

10.1

Fifth Amended and Restated Agreement of Limited Partnership of QualityTech, LP dated October 15, 2013 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013 (Commission File No. 001-36109)

10.2

Employment Agreement dated as of February 16, 2015 by and among QualityTech, LP, QTS Realty Trust, Inc., Quality Technology Services, LLC and Stanley M. Sword†, incorporated by reference to Exhibit 10.10 to QualityTech, LP’s Registration Statement on Form S-4/A filed with the SEC on March 19, 2015 (Commission File No. 333-201810)

10.3

Employment Agreement dated as of May 6, 2015 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services Holding, LLC, Quality Technology Services, LLC, and Jon Greaves†, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016 (Commission File No. 001-36109)

10.4

Amendment No. 1 to Employment Agreement dated as of March 21, 2016 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services Holding, LLC, Quality Technology Services, LLC, and Jon Greaves†, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016 (Commission File No. 001-36109)

10.5

Employment Agreement dated as of August 31, 2016 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Steven Bloom†, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016 (Commission File No. 001-36109)

10.6

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Chad L. Williams†, incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 001-36109)

10.7

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and William H. Schafer†, incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.8

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and James H. Reinhart†, incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.9

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Daniel T. Bennewitz†, incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.10

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Jeffrey H. Berson†, incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.11

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Shirley E. Goza†, incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.12

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and John W. Barter†, incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.13

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and William O. Grabe†, incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.14

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Catherine R. Kinney†, incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.15

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Peter A. Marino†, incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.16

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Scott D. Miller†, incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.17

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Philip P. Trahanas†, incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.18

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Stephen E. Westhead†, incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.19

Indemnification Agreement dated as of February 16, 2015 by and between QTS Realty Trust, Inc. and Stanley M. Sword†, incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016 (Commission File No. 001-36109)

10.20

Indemnification Agreement dated as of March 21, 2016 by and between QTS Realty Trust, Inc. and Jon Greaves†, incorporated by reference to Exhibit 10.30 to the Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017 (Commission File No. 001-36109)

10.21

Indemnification Agreement dated as of August 31, 2016 by and between QTS Realty Trust, Inc. and Steven Bloom†, incorporated by reference to Exhibit 10.31 to the Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017 (Commission File No. 001-36109)

10.22

Non-Competition Agreement dated as of June 29, 2012 by and among Quality Technology Services, LLC and James H. Reinhart†, incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.23

Non-Competition Agreement dated as of June 29, 2012 by and among Quality Technology Services, LLC and Daniel T. Bennewitz†, incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.24

Registration Rights Agreement dated October 15, 2013 by and among QTS Realty Trust, Inc. and the parties listed on Schedule I thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 17, 2013 (Commission File No. 001-36109)

10.25

Amended and Restated Registration Rights Agreement dated October 15, 2013 by and among QTS Realty Trust, Inc., QualityTech GP, LLC and GA QTS Interholdco, LLC, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 17, 2013 (Commission File No. 001-36109)

10.26

Amended and Restated Registration Rights Agreement dated October 15, 2013 by and among QTS Realty Trust, Inc., QualityTech GP, LLC, Chad L. Williams and certain entities owned or controlled by Chad L. Williams, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 17, 2013 (Commission File No. 001-36109)

10.27

Tax Protection Agreement dated as of October 15, 2013 by and among QTS Realty Trust, Inc., QualityTech, LP and the signatories party thereto, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on October 17, 2013 (Commission File No. 001-36109)

10.28

QualityTech, LP 2010 Equity Incentive Plan†, incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.29

Amendment No. 1 to QualityTech, LP 2010 Equity Incentive Plan†, incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.30

Form of Class O Unit Award Agreement (Time-Based Vesting) under QualityTech, LP 2010 Equity Incentive Plan†, incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.31

Form of Class O Unit Award Agreement (Performance-Based Vesting) under QualityTech, LP 2010 Equity Incentive Plan†, incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.32

Form of Class O Unit Award Agreement under QualityTech, LP 2010 Equity Incentive Plan†, incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.33

Form of Class RS Unit Award Agreement (Time-Based Vesting) under QualityTech, LP 2010 Equity Incentive Plan†, incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.34

Form of Class RS Unit Award Agreement (Performance-Based Vesting) under QualityTech, LP 2010 Equity Incentive Plan†, incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.35

QTS Realty Trust, Inc. 2013 Equity Incentive Plan†, incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.36

Amendment No. 1 to QTS Realty Trust, Inc. 2013 Equity Incentive Plan†, incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 23, 2015 (Commission File No. 001-36109)

10.37

Amendment No. 2 to QTS Realty Trust, Inc. 2013 Equity Incentive Plan†, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 6, 2015 (Commission File No. 001-36109)

10.38

Form of Restricted Shares Agreement under QTS Realty Trust, Inc. 2013 Equity Incentive Plan†, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 6, 2013 (Commission File No. 001-36109)

10.39

Form of Non-Qualified Option Agreement under QTS Realty Trust, Inc. 2013 Equity Incentive Plan†, incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.40

Employee Stock Purchase Plan, effective July 1, 2015, incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the SEC on June 17, 2015 (Commission File No. 333-205040)

10.41

Fifth Amended and Restated Credit Agreement dated as of December 20, 2016 by and among QualityTech, LP, as borrower, KeyBank National Association, as agent, the lenders party thereto, KeyBanc Capital Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners, and Bank of America, N.A. and TD Securities (USA) LLC, as co-syndication agents, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 22, 2016 (Commission File No. 001-36109)

10.42

First Amendment to Fifth Amended and Restated Credit Agreement and Amendment to Other Loan Documents dated December 15, 2017, among QualityTech, LP, QTS Realty Trust, Inc., certain subsidiaries of QualityTech, LP, KeyBank National Association, as agent and the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 19, 2017 (Commission File No. 001-36109)

10.43

Third Amended and Restated Unconditional Guaranty of Payment and Performance dated as of December 20, 2016 by QTS Realty Trust, Inc. (to KeyBank National Association), incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 22, 2016 (Commission File No. 001-36109)

10.44

Ground Lease, dated October 2, 1997, by and between Mission-West Valley Land Corporation, as landlord, and Nexus Properties, Inc., Kinetic Systems, Inc., Digital Square, Inc., R. Darrell Gary, Michael J. Reidy and Michael J. Reidy as trustee of the Ronald Bonaguidi irrevocable trust, together as tenants, incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.45

First Amendment to Ground Lease, dated April 29, 1998, by and between Mission-West Valley Land Corporation, as landlord, and Nexus Properties, Inc., Kinetic Systems, Inc., R. Darrell Gary, Michael J. Reidy and Michael J. Reidy as trustee of the Ronald Bonaguidi irrevocable trust, together as tenants, incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.46

Second Amendment to Ground Lease, dated September 24, 2009, by and between Mission-West Valley Land Corporation, as landlord, and Quality Investment Properties Santa Clara, LLC, Chad L. Williams, incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.47

Third Amendment to Ground Lease, dated November 17, 2011, by and between Mission-West Valley Land Corporation, as landlord, and Quality Investment Properties Santa Clara, LLC, Chad L. Williams, incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.48

Lease Agreement, dated January 1, 2009, by and between Quality Investment Properties-Williams Center, L.L.C. and Quality Technology Services Lenexa, LLC, incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.49

First Amendment to Lease, dated March 1, 2013, by and between Quality Investment Properties-Williams Center, L.L.C. and Quality Technology Services Lenexa, LLC, incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.50

Second Amendment to Lease, dated December 1, 2013, by and between Quality Investment Properties-Williams Center, L.L.C. and Quality Technology Services Lenexa, LLC, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2014 (Commission File No. 001-36109)

10.51

Third Amendment to Lease, dated May 1, 2014, by and between Quality Investment Properties-Williams Center, L.L.C. and Quality Technology Services Lenexa, LLC, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2014 (Commission File No. 001-36109)

10.52

Contract of Sale by and between Quality Investment Properties East Windsor, LLC and McGraw Hill Financial, Inc. dated as of June 30, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 3, 2014 (Commission File No. 001-36109)

10.53

2017 Amended and Restated QTS Realty Trust, Inc. Employee Stock Purchase Plan†, incorporated by reference to Appendix A on the Company’s proxy statement on Schedule 14A filed with the SEC on March 20, 2017 (Commission File No. 001-36109)

10.54

Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and Chad L. Williams†, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (Commission File No. 001-36109)

10.55

Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and Jeffrey H. Berson†, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (Commission File No. 001-36109)

10.56

Employment Agreement dated February 16, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services Holding, LLC, Quality Technology Services, LLC, and William H. Schafer†, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 21, 2017 (Commission File No. 001-36109)

10.57

Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and James H. Reinhart†, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (Commission File No. 001-36109)

10.58

Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and Daniel T. Bennewitz†, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (Commission File No. 001-36109)

10.59

Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and Shirley E. Goza†, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2017 (Commission File No. 001-36109)

10.60

Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and Jon D. Greaves†, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2017 (Commission File No. 001-36109)

10.61

Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and Steven C. Bloom†, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2017 (Commission File No. 001-36109)

10.62

Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Chad L. Williams†, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017 (Commission File No. 001-36109)

10.63

Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Jeffrey H. Berson†, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017 (Commission File No. 001-36109)

10.64

Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and William H. Schafer†, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017 (Commission File No. 001-36109)

10.65

Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Daniel T. Bennewitz†, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017 (Commission File No. 100-36109)

10.66

Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and James H. Reinhart†, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017 (Commission File No. 001-36109)

10.67

Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Shirley E. Goza†, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017 (Commission File No. 001-36109)

10.68

Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Steven C. Bloom†, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017 (Commission File No. 001-36109)

10.69

Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Jon D. Greaves†, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017 (Commission File No. 001-36109)

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

101

The following materials from QTS Realty Trust, Inc.’s and QualityTech, LP’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations and statements of comprehensive income, (iii) consolidated statements of equity and partners’ capital, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements

†Denotes a management contract or compensatory plan, contract or arrangement.

ITEM 16.            FORM 10-K SUMMARY

The Company has chosen not to include a Form 10-K Summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: February 27, 2018	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: February 27, 2018	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: February 27, 2018	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)

QualityTech, L.P.

DATE: February 27, 2018	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: February 27, 2018	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: February 27, 2018	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

DATE: February 27, 2018	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: February 27, 2018	/s/ John W. Barter
John W. Barter
Director

DATE: February 27, 2018	/s/ William O. Grabe
William O. Grabe
Director

DATE: February 27, 2018	/s/ Catherine R. Kinney
Catherine R. Kinney
Director

DATE: February 27, 2018	/s/ Peter A. Marino
Peter A. Marino
Director

DATE: February 27, 2018	/s/ Scott D. Miller
Scott D. Miller
Director

DATE: February 27, 2018	/s/ Philip P. Trahanas
Philip P. Trahanas
Director

DATE: February 27, 2018	/s/ Stephen E. Westhead
Stephen E. Westhead
Director

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of QTS Realty Trust, Inc. and QualityTech, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of QTS Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QTS Realty Trust, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst and Young, LLP
We have served as the Company’s auditor since 2010
Kansas City, Missouri
February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of QTS Realty Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited QTS Realty Trust, Inc.’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, QTS Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst and Young, LLP

Kansas City, Missouri

February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of QTS Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QualityTech, LP (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst and Young, LLP

We have served as the Company’s auditor since 2010

Kansas City, Missouri

February 27, 2018

QTS REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands except share data)

ASSETS	December 31, 2017	December 31, 2016
Real Estate Assets
Land	$88,216	$74,130
Buildings and improvements	1,701,287	1,524,767
Less: Accumulated depreciation	(394,823)	(317,834)
	1,394,680	1,281,063
Construction in progress	567,819	365,960
Real Estate Assets, net	1,962,499	1,647,023
Cash and cash equivalents	8,243	9,580
Rents and other receivables, net	47,046	41,540
Acquired intangibles, net	109,451	129,754
Deferred costs, net	41,545	38,507
Prepaid expenses	6,163	6,918
Goodwill	173,843	173,843
Other assets, net	66,266	39,305
TOTAL ASSETS	$2,415,056	$2,086,470

LIABILITIES
Unsecured credit facility, net	$825,186	$634,939
Senior notes, net of discount and debt issuance costs	394,178	292,179
Capital lease, lease financing obligations and mortgage notes payable	10,565	38,708
Accounts payable and accrued liabilities	113,430	86,129
Dividends and distributions payable	22,222	19,634
Advance rents, security deposits and other liabilities	28,903	24,893
Deferred income taxes	4,611	15,185
Deferred income	25,305	21,993
TOTAL LIABILITIES	1,424,400	1,133,660

EQUITY
Common stock, $0.01 par value, 450,133,000 shares authorized, 50,701,795 and 47,831,250 issued and outstanding as of December 31, 2017 and 2016, respectively	507	478
Additional paid-in capital	1,049,176	931,783
Accumulated other comprehensive income	1,283	—
Accumulated dividends in excess of earnings	(173,552)	(97,793)
Total stockholders’ equity	877,414	834,468
Noncontrolling interests	113,242	118,342
TOTAL EQUITY	990,656	952,810
TOTAL LIABILITIES AND EQUITY	$2,415,056	$2,086,470

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental	$335,819	$295,723	$230,510
Recoveries from customers	37,886	29,271	22,581
Cloud and managed services	65,466	68,488	51,994
Other	7,339	8,881	5,998
Total revenues	446,510	402,363	311,083
Operating Expenses:
Property operating costs	153,209	136,488	104,355
Real estate taxes and insurance	11,959	8,840	5,869
Depreciation and amortization	140,924	124,786	85,811
General and administrative	87,231	83,286	67,783
Transaction, integration and impairment costs	11,060	10,906	11,282
Total operating expenses	404,383	364,306	275,100

Operating income	42,127	38,057	35,983

Other income and expenses:
Interest income	67	3	2
Interest expense	(30,523)	(23,159)	(21,289)
Debt restructuring costs	(19,992)	(192)	(468)
Income (loss) before taxes and loss on sale of real estate	(8,321)	14,709	14,228
Tax benefit of taxable REIT subsidiaries	9,778	9,976	10,065
Loss on sale of real estate	—	—	(164)
Net income	1,457	24,685	24,129
Net income attributable to noncontrolling interests	(175)	(3,160)	(3,803)
Net income attributable to QTS Realty Trust, Inc.	$1,282	$21,525	$20,326

Net income per share attributable to common shares:
Basic	$0.01	$0.47	$0.54
Diluted	0.01	0.46	0.53

Weighted average common shares outstanding:
Basic	48,380,964	46,205,937	37,568,109
Diluted	55,855,683	53,962,234	45,353,170

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$1,457	$24,685	$24,129
Other comprehensive income:
Increase in fair value of interest rate swaps	1,449	—	—
Comprehensive income	2,906	24,685	24,129
Comprehensive income attributable to noncontrolling interests	(349)	(3,160)	(3,803)
Comprehensive income attributable to QTS Realty Trust, Inc.	$2,557	$21,525	$20,326

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

				Accumulated	Accumulated	Total
	Common stock		Additional	other comprehensive	dividends in	stockholders'	Noncontrolling
	Shares	Amount	paid-in capital	income	excess of earnings	equity	interest	Total
Balance January 1, 2015	29,408	$294	$324,917	$—	$(22,503)	$302,708	$77,477	$380,185
Issuance of shares through equity award plan	338	3	(3)	—	—	—	(644)	(644)
Reclassification of noncontrolling interest upon conversion of partnership units to common stock	730	7	9,239	—	—	9,246	(9,246)	—
Equity-based compensation expense	—	—	5,866	—	—	5,866	1,098	6,964
Net proceeds from equity offering	10,750	108	330,256	—	—	330,364	38,300	368,664
Dividends to shareholders	—	—	—	—	(50,555)	(50,555)	—	(50,555)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,877)	(8,877)
Net income	—	—	—	—	20,326	20,326	3,803	24,129
Balance December 31, 2015	41,226	$412	$670,275	$—	$(52,732)	$617,955	$101,911	$719,866

Net share activity through equity award plan	280	3	(3)	—	—	—	(1,726)	(1,726)
Equity-based compensation expense	—	—	9,229	—	—	9,229	1,355	10,584
Net proceeds from equity offering	6,325	63	252,282	—	—	252,345	23,517	275,862
Dividends to shareholders	—	—	—	—	(66,586)	(66,586)	—	(66,586)
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,875)	(9,875)
Net income	—	—	—	—	21,525	21,525	3,160	24,685
Balance December 31, 2016	47,831	$478	$931,783	$—	$(97,793)	$834,468	$118,342	$952,810

Net share activity through equity award plan	582	6	893	—	—	899	123	1,022
Reclassification of noncontrolling interest upon conversion of partnership units to common stock	253	3	8,352	—	—	8,355	(8,355)	—
Increase in fair value of interest rate swaps	—	—	—	1,283	—	1,283	166	1,449
Equity-based compensation expense	—	—	12,196	—	—	12,196	1,667	13,863
Net proceeds from equity offering	2,036	20	95,952	—	—	95,972	11,523	107,495
Dividends to shareholders	—	—	—	—	(77,041)	(77,041)	—	(77,041)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,399)	(10,399)
Net income	—	—	—	—	1,282	1,282	175	1,457
Balance December 31, 2017	50,702	$507	$1,049,176	$1,283	$(173,552)	$877,414	$113,242	$990,656

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(in thousands)

	Year Ended December 31,
	2017	2016	2015
		(as adjusted)	(as adjusted)
Cash flow from operating activities:
Net income (loss)	$1,457	$24,685	$24,129
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	136,585	120,805	83,605
Above/Below Market Lease Amortization	865	659	(117)
Amortization of deferred loan costs	3,640	3,285	3,181
Amortization of senior notes discount	229	261	247
Loss on extinguishment of debt	19,912	—	—
Equity-based compensation expense	13,863	10,584	6,964
Bad debt expense	3,519	1,752	1,323
Write off of deferred loan costs	80	224	468
Deferred tax benefit	(10,742)	(10,171)	(10,065)
Loss on sale of property	—	—	164
Non-cash transaction, integration and impairment costs	9,027	1,927	3,117
Changes in operating assets and liabilities
Rents and other receivables, net	(12,881)	(17,101)	(1,138)
Prepaid expenses	755	158	(2,182)
Other assets	282	(561)	(5,016)
Accounts payable and accrued liabilities	(5,071)	6,290	9,467
Advance rents, security deposits and other liabilities	5,491	5,959	(763)
Deferred income	3,312	5,038	(3,597)
Net cash provided by operating activities	170,323	153,794	109,787
Cash flow from investing activities:
Proceeds from sale of property	—	—	648
Acquisitions, net of cash acquired	(127,038)	(173,067)	(292,685)
Additions to property and equipment	(307,314)	(279,905)	(320,058)
Net cash used in investing activities	(434,352)	(452,972)	(612,095)
Cash flow from financing activities:
Credit facility proceeds	888,000	574,000	671,162
Credit facility repayments	(696,000)	(459,002)	(386,998)
Debt Proceeds	1,920	—	—
5.75% Senior Notes Repayment	(300,000)	—	—
4.75% Notes Issuance	400,000	—	—
Payment of debt extinguishment costs	(13,218)	—	—
Payment of deferred financing costs	(10,862)	(4,177)	(3,649)
Payment of cash dividends	(74,592)	(62,585)	(45,892)
Distribution to noncontrolling interests	(10,289)	(9,619)	(8,865)
Proceeds from exercise of stock options	4,972	858	559
Payment of tax withholdings related to equity based awards	(4,725)	(2,584)	(1,088)
Principal payments on capital lease obligations	(12,224)	(12,600)	(7,677)
Dulles, VA Vault Capital Lease Repayment	(17,785)	—	—
Mortgage principal debt repayments	(54)	—	(86,600)
Equity proceeds, net of costs	107,549	275,663	369,372
Net cash provided by financing activities	262,692	299,954	500,324

Net (decrease) increase in cash and cash equivalents	(1,337)	776	(1,984)
Cash and cash equivalents, beginning of period	9,580	8,804	10,788
Cash and cash equivalents, end of period	$8,243	$9,580	$8,804

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW (continued)

(in thousands)

	Year Ended December 31,
	2017	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$29,934	$19,897	$18,027
Noncash investing and financing activities:
Accrued capital additions	$75,965	$40,431	$52,552
Accrued deferred financing costs	$458	$39	$1
Accrued equity issuance costs	$25	$—	$57
Capital lease and lease financing obligations assumed	$—	$—	$43,832

Acquisitions, net of cash acquired:
Land	$9,363	$7,602	$3,030
Buildings, improvements and equipment	14,341	80,975	80,818
Construction in Progress	103,334	62,884	12,127
Rents and other receivables, net	—	(2,042)	13,704
Acquired intangibles	—	34,521	93,400
Deferred costs	—	4,414	—
Prepaid expenses	—	574	1,653
Goodwill	—	(7,895)	174,697
Other assets	—	309	633
Capital lease and lease financing obligations	—	—	(43,832)
Accounts payable and accrued liabilities	—	(922)	(8,586)
Advance rents, security deposits and other liabilities	—	(1,343)	(2,468)
Deferred income	—	35	(10,818)
Deferred income taxes	—	(6,045)	(21,673)
Total acquisitions, net of cash acquired	$127,038	$173,067	$292,685

See accompanying notes to financial statements.

QUALITYTECH, LP

CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands except share data)

ASSETS	December 31, 2017	December 31, 2016
Real Estate Assets
Land	$88,216	$74,130
Buildings and improvements	1,701,287	1,524,767
Less: Accumulated depreciation	(394,823)	(317,834)
	1,394,680	1,281,063
Construction in progress	567,819	365,960
Real Estate Assets, net	1,962,499	1,647,023
Cash and cash equivalents	8,243	9,580
Rents and other receivables, net	47,046	41,540
Acquired intangibles, net	109,451	129,754
Deferred costs, net	41,545	38,507
Prepaid expenses	6,163	6,918
Goodwill	173,843	173,843
Other assets, net	66,266	39,305
TOTAL ASSETS	$2,415,056	$2,086,470

LIABILITIES
Unsecured credit facility, net	825,186	634,939
Senior notes, net of discount and debt issuance costs	394,178	292,179
Capital lease, lease financing obligations and mortgage notes payable	10,565	38,708
Accounts payable and accrued liabilities	113,430	86,129
Dividends and distributions payable	22,222	19,634
Advance rents, security deposits and other liabilities	28,903	24,893
Deferred income taxes	4,611	15,185
Deferred income	25,305	21,993
TOTAL LIABILITIES	1,424,400	1,133,660

PARTNERS' CAPITAL
Partners' capital	989,207	952,810
Accumulated other comprehensive income	1,449	—
TOTAL PARTNERS' CAPITAL	990,656	952,810
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,415,056	$2,086,470

See accompanying notes to financial statements.

QUALITYTECH, LP

CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental	$335,819	$295,723	$230,510
Recoveries from customers	37,886	29,271	22,581
Cloud and managed services	65,466	68,488	51,994
Other	7,339	8,881	5,998
Total revenues	446,510	402,363	311,083
Operating Expenses:
Property operating costs	153,209	136,488	104,355
Real estate taxes and insurance	11,959	8,840	5,869
Depreciation and amortization	140,924	124,786	85,811
General and administrative	87,231	83,286	67,783
Transaction, integration and other costs	11,060	10,906	11,282
Total operating expenses	404,383	364,306	275,100

Operating income	42,127	38,057	35,983

Other income and expenses:
Interest income	67	3	2
Interest expense	(30,523)	(23,159)	(21,289)
Debt restructuring costs	(19,992)	(192)	(468)
Income (loss) before taxes and loss on sale of real estate	(8,321)	14,709	14,228
Tax benefit of taxable REIT subsidiaries	9,778	9,976	10,065
Loss on sale of real estate	—	—	(164)
Net income	$1,457	$24,685	$24,129

See accompanying notes to financial statements.

QUALITYTECH, LP

CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Net income	$1,457	$24,685	$24,129
Other comprehensive income:
Increase in fair value of interest rate swaps	1,449	—	—
Comprehensive income	$2,906	$24,685	$24,129

See accompanying notes to financial statements.

QUALITYTECH, LP

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands except share and per share data)

	Limited Partners' Capital		General Partner's Capital		Accumulated other comprehensive income
	Units	Amount	Units	Amount	Amount	Total
Balance January 1, 2015	36,935	$380,185	1	$—	$—	$380,185
Issuance of shares through equity award plan	338	(644)	—	—	—	(644)
Equity-based compensation expense	—	6,964	—	—	—	6,964
Net proceeds from QTS Realty Trust, Inc. equity offering	10,750	368,664	—	—	—	368,664
Dividend to QTS Realty Trust, Inc. shareholders	—	(50,555)	—	—	—	(50,555)
Partnership distributions	—	(8,877)	—	—	—	(8,877)
Net income	—	24,129	—	—	—	24,129
Balance December 31, 2015	48,023	$719,866	1	$—	$—	$719,866

Issuance of shares through equity award plan	280	(1,726)	—	—	—	(1,726)
Equity-based compensation expense	—	10,584	—	—	—	10,584
Net proceeds from QTS Realty Trust, Inc. equity offering	6,325	275,862	—	—	—	275,862
Dividend to QTS Realty Trust, Inc.	—	(66,586)	—	—	—	(66,586)
Partnership distributions	—	(9,875)	—	—	—	(9,875)
Net income	—	24,685	—	—	—	24,685
Balance December 31, 2016	54,628	$952,810	1	$—	$—	$952,810

Net share activity through equity award plan	582	1,022	—	—	—	1,022
Increase in fair value of interest rate swaps	—	—	—	—	1,449	1,449
Equity-based compensation expense	—	13,863	—	—	—	13,863
Net proceeds from QTS Realty Trust, Inc. equity offerings	2,036	107,495	—	—	—	107,495
Dividends to QTS Realty Trust, Inc.	—	(77,041)	—	—	—	(77,041)
Partnership distributions	—	(10,399)	—	—	—	(10,399)
Net income	—	1,457	—	—	—	1,457
Balance December 31, 2017	57,246	$989,207	1	$—	$1,449	$990,656

See accompanying notes to financial statements.

QUALITYTECH, LP

CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(in thousands)

	Year Ended December 31,
	2017	2016	2015
		(as adjusted)	(as adjusted)
Cash flow from operating activities:
Net income	$1,457	$24,685	$24,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,585	120,805	83,605
Above/Below Market Lease Amortization	865	659	(117)
Amortization of deferred loan costs	3,640	3,285	3,181
Amortization of senior notes discount	229	261	247
Loss on extinguishment of debt	19,912	—	—
Equity-based compensation expense	13,863	10,584	6,964
Bad debt expense	3,519	1,752	1,323
Write off of deferred loan costs	80	224	468
Deferred tax benefit	(10,742)	(10,171)	(10,065)
Loss on sale of property	—	—	164
Non-cash transaction, integration and impairment costs	9,027	1,927	3,117
Changes in operating assets and liabilities
Rents and other receivables, net	(12,881)	(17,101)	(1,138)
Prepaid expenses	755	158	(2,182)
Other assets	282	(561)	(5,016)
Accounts payable and accrued liabilities	(5,071)	6,290	9,467
Advance rents, security deposits and other liabilities	5,491	5,959	(763)
Deferred income	3,312	5,038	(3,597)
Net cash provided by operating activities	170,323	153,794	109,787
Cash flow from investing activities:
Proceeds from sale of property	—	—	648
Acquisitions, net of cash acquired	(127,038)	(173,067)	(292,685)
Additions to property and equipment	(307,314)	(279,905)	(320,058)
Net cash used in investing activities	(434,352)	(452,972)	(612,095)
Cash flow from financing activities:
Credit facility proceeds	888,000	574,000	671,162
Credit facility repayments	(696,000)	(459,002)	(386,998)
Debt Proceeds	1,920	—	—
5.75% Senior Notes Repayment	(300,000)	—	—
4.75% Notes Issuance	400,000	—	—
Payment of debt extinguishment costs	(13,218)	—	—
Payment of deferred financing costs	(10,862)	(4,177)	(3,649)
Payment of cash dividends	(74,592)	(62,585)	(45,892)
Partnership distributions	(10,289)	(9,619)	(8,865)
Proceeds from exercise of stock options	4,972	858	559
Payment of tax withholdings related to equity based awards	(4,725)	(2,584)	(1,088)
Principal payments on capital lease obligations	(12,224)	(12,600)	(7,677)
Dulles, VA Vault Capital Lease Repayment	(17,785)	—	—
Mortgage principal debt repayments	(54)	—	(86,600)
Equity proceeds, net of costs	107,549	275,663	369,372
Net cash provided by financing activities	262,692	299,954	500,324

Net (decrease) increase in cash and cash equivalents	(1,337)	776	(1,984)
Cash and cash equivalents, beginning of period	9,580	8,804	10,788
Cash and cash equivalents, end of period	$8,243	$9,580	$8,804

See accompanying notes to financial statements.

QUALITYTECH, LP

CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW (continue)

(in thousands)

	Year Ended December 31,
	2017	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$29,934	$19,897	$18,027
Noncash investing and financing activities:
Accrued capital additions	$75,965	$40,431	$52,552
Accrued deferred financing costs	$458	$39	$1
Accrued equity issuance costs	$25	$—	$57
Capital lease and lease financing obligations assumed	$—	$—	$43,832

Acquisitions, net of cash acquired:
Land	$9,363	$7,602	$3,030
Buildings, improvements and equipment	14,341	80,975	80,818
Construction in Progress	103,334	62,884	12,127
Rents and other receivables, net	—	(2,042)	13,704
Acquired intangibles	—	34,521	93,400
Deferred costs	—	4,414	—
Prepaid expenses	—	574	1,653
Goodwill	—	(7,895)	174,697
Other assets	—	309	633
Capital lease and lease financing obligations	—	—	(43,832)
Accounts payable and accrued liabilities	—	(922)	(8,586)
Advance rents, security deposits and other liabilities	—	(1,343)	(2,468)
Deferred income	—	35	(10,818)
Deferred income taxes	—	(6,045)	(21,673)
Total acquisitions, net of cash acquired	$127,038	$173,067	$292,685

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

QUALITYTECH, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

QTS Realty Trust, Inc. (“QTS”) through its controlling interest in QualityTech, LP (the “Operating Partnership” and collectively with QTS and their subsidiaries, the “Company”) and the subsidiaries of the Operating Partnership, is engaged in the business of owning, acquiring, constructing, redeveloping and managing multi-tenant data centers. The Company’s portfolio consists of 25 wholly-owned and leased properties with data centers located throughout the United States, Canada, Europe and Asia.

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

The Operating Partnership is a Delaware limited partnership formed on August 5, 2009 and is QTS’ historical predecessor. Concurrently with the completion of the IPO, the Company consummated a series of transactions, including the merger of General Atlantic REIT, Inc. with the Company, pursuant to which it became the sole general partner and majority owner of QualityTech, LP, the Operating Partnership. QTS contributed the net proceeds received from the IPO to the Operating Partnership in exchange for partnership units therein. As of December 31, 2017, QTS owned approximately 88.6% of the interests in the Operating Partnership. Substantially all of QTS’ assets are held by, and QTS’ operations are conducted through, the Operating Partnership. QTS’ interest in the Operating Partnership entitles QTS to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to QTS’ percentage ownership. As the sole general partner of the Operating Partnership, QTS generally has the exclusive power under the partnership agreement of the Operating Partnership to manage and conduct the Operating Partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners. QTS’ board of directors manages the Company’s business and affairs.

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

In addition, in light of these combined notes, the Company believes it is important for investors to understand the few differences between QTS and the Operating Partnership in the context of how QTS and the Operating Partnership operate as a consolidated company. With respect to balance sheets, the presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated balance sheets of QTS and those of the Operating Partnership. On the Operating Partnership’s consolidated balance sheets, partners’ capital includes partnership units that are owned by QTS and other partners. On QTS’ consolidated balance sheets, stockholders’ equity includes common stock, additional paid in capital, accumulated other comprehensive income (loss) and accumulated dividends in excess of earnings. The remaining equity reflected on QTS’s consolidated balance sheet is the portion of net assets that are retained by partners other than QTS, referred to as noncontrolling interests. With respect to statements of operations, the primary difference in QTS' Statements of Operations and Statements of Comprehensive Income is that for net income (loss), QTS retains its proportionate share of the net income (loss) based on its ownership of the Operating Partnership, with the remaining balance being retained by the Operating Partnership. These combined notes refer to actions or holdings as being actions or holdings of “the Company.”  Although the Operating Partnership is generally the entity that enters into contracts, holds assets and issues debt, management believes that these general references to “the Company” in this context is appropriate because the business is one enterprise operated through the Operating Partnership.

As discussed above, QTS owns no operating assets and has no operations independent of the Operating Partnership and its subsidiaries. Also, the Operating Partnership owns no operating assets and has no operations independent of its subsidiaries. Obligations under the 4.75% Notes due 2025 and the unsecured credit facility, both discussed in Note 5, are fully, unconditionally, and jointly and severally guaranteed by the Operating Partnership’s existing subsidiaries, other than: QTS Finance Corporation, the co-issuer of the 4.75% Notes due 2025. The indenture governing the 4.75% Notes due 2025 restricts the ability of the Operating Partnership to make distributions to QTS, subject to certain exceptions, including distributions required in order for QTS to maintain its status as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”).

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

Reclassifications – The consolidated statement of cash flows for the year ended December 31, 2016 reflects a cash inflow reclassification of $0.9 million from “Payment of tax withholdings related to equity based awards” to “Proceeds from exercise of stock options.” The consolidated statement of cash flows for the year ended December 31, 2015 reflects a cash inflow reclassification of $0.6 million from “Accounts payable and accrued liabilities” to “Proceeds from exercise of stock options” as well as a cash outflow reclassification of $1.1 million from “Accounts payable and accrued liabilities” to “Payment of tax withholdings related to equity based awards.” Both 2016 and 2015 reclassifications were made in accordance with the Company’s adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting as of January 1, 2017 with retrospective application of this provision.

Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation for real estate assets is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. For the year ended December 31, 2017, depreciation expense related to real estate assets and non-real estate assets was $90.1 million and $14.2 million, respectively, for a total of $104.3 million. For the year ended December 31, 2016, depreciation expense related to real estate assets and non-real estate assets was $77.5 million and $13.1 million, respectively, for a total of $90.6 million. For the year ended December 31, 2015, depreciation expense related to real estate assets and non-real estate assets was $55.2 million and $9.8 million, respectively, for a total of $65.0 million. The Company capitalizes certain development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset is ready for its intended use. Capitalization of such costs, excluding interest, aggregated to $12.7 million, $11.0 million and $10.8 million for the years ended December 31, 2017, 2016 and 2015 respectively. Interest is capitalized during the period of development by first applying the Company’s actual borrowing rate on the related asset and second, to the extent necessary, by applying the Company’s weighted average effective borrowing rate to the actual development and other costs expended during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $14.3 million, $11.4 million and $9.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Other acquired intangible assets, which includes platform, above or below market leases, and trade name intangibles, are amortized on a straight-line basis over their respective expected lives. Above or below market leases are amortized as a reduction to or increase in rental revenue when the Company is a lessor as well as a reduction or increase to rent expense over the remaining lease terms in the case of the Company as lessee. The expense associated with above and below market leases and trade name intangibles is accounted for as real estate expense, whereas the expense associated with the amortization of platform intangibles is accounted for as non-real estate expense.

See Note 3 for discussion of the final purchase price allocation for the Piscataway, New Jersey facility (the “Piscataway facility”) that the Company acquired on June 6, 2016, as well as the final purchase price allocation for the Fort Worth, Texas facility (the “Fort Worth facility”) that the Company acquired on December 16, 2016.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill – The Company reviews its long-lived assets and intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. For the year ended December 31, 2017, the Company recognized a $1.6 million impairment related to equipment used to support its cloud and managed service platform. The impairment charge is included in the “Transaction, integration and impairment costs” line item of the consolidated statement of operations. No impairment losses were recorded for the years ended December 31, 2016 and 2015.

The fair value of goodwill is the consideration transferred which is not allocable to identifiable intangible and tangible assets. Goodwill is subject to at least an annual assessment for impairment. In connection with the goodwill impairment evaluation that the Company performed on October 1, 2017, the Company determined qualitatively that it is not more likely than not that the fair value of the Company’s one reporting unit was less than the carrying amount, thus it did not perform a quantitative analysis.

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

Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Debt issuance costs related to revolving debt arrangements are deferred and presented as assets on the balance sheet; however, all other debt issuance costs are recorded as a direct offset to the associated liability. Amortization of debt issuance costs, including those costs presented as offsets to the associated liability in the consolidated balance sheet, were $3.6 million, $3.3 million and $3.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. During the year ended December 31, 2017, the Company wrote off unamortized financing costs of $5.2 million to the income statement primarily in connection with the replacement of its $300 million 5.875% senior notes with the $400 million of 4.75% notes. During the year ended December 31, 2016, the Company wrote off unamortized financing costs of $0.2 million to the income statement in connection with the modification of its unsecured credit facility in December 2016 whereby the company increased the total capacity and extended the term for an additional year. During the year ended December 31, 2015, the Company wrote off unamortized financing costs of $0.5 million to the income statement in connection with the repayment of the Atlanta Metro equipment loan in June 2015 as well as the amendment of its unsecured credit facility in October 2015 whereby the Company increased the unsecured credit facility capacity, and, at the same time, terminated its Richmond credit facility.

Deferred financing costs presented as assets on the balance sheet related to revolving debt arrangements, net of accumulated amortization are as follows:

	December 31,	December 31,
(dollars in thousands)	2017	2016

Deferred financing costs	$9,775	$7,128
Accumulated amortization	(1,908)	(145)
Deferred financing costs, net	$7,867	$6,983

Deferred financing costs presented as offsets to the associated liabilities on the balance sheet related to fixed debt arrangements, net of accumulated amortization, are as follows:

	December 31,	December 31,
(dollars in thousands)	2017	2016

Deferred financing costs	$12,675	$12,779
Accumulated amortization	(1,039)	(2,660)
Deferred financing costs, net	$11,636	$10,119

Deferred leasing costs consist of external fees and internal costs incurred in the successful negotiations of leases and are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $18.5 million, $15.2 million and $11.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Deferred leasing costs, net of accumulated amortization are as follows:

	December 31,	December 31,
(dollars in thousands)	2017	2016

Deferred leasing costs	$54,868	$50,026
Accumulated amortization	(20,956)	(18,502)
Deferred leasing costs, net	$33,912	$31,524

Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. The Company records this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $25.3 million, $22.0 million and $17.0 million as of December 31, 2017, 2016 and 2015, respectively. Additionally, $10.7 million, $9.4 million and $6.0 million of deferred income was amortized into revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

Equity-based Compensation – All equity-based compensation is measured at fair value on the grant date, and recognized in earnings over the requisite service period. Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification and amortized ratably over their respective vesting periods. We have elected to account for forfeitures as they occur. Equity-based compensation expense net of forfeited and repurchased awards was $13.9 million, $10.6 million and $7.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Rental Revenue – The Company, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $23.4 million and $17.3 million as of December 31, 2017 and December 31, 2016, respectively. Rental revenue also includes amortization of set-up fees which are amortized over the term of the respective lease as discussed above.

Cloud and Managed Services Revenue – The Company may provide both its cloud product and use of its managed services to its customers on an individual or combined basis. Service fee revenue is recognized as the revenue is earned, which generally coincides with the services being provided.

Allowance for Uncollectible Accounts Receivable – Rents receivable are recognized when due and are carried at cost, less an allowance for doubtful accounts. The Company records a provision for losses on rents receivable equal to the estimated uncollectible accounts, which is based on management’s historical experience and a review of the current status of the Company’s receivables. As necessary, the Company also establishes an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. The aggregate allowance for doubtful accounts was $11.5 million and $4.2 million as of December 31, 2017 and December 31, 2016, respectively.

Capital Leases and Lease Financing Obligations – The Company evaluates leased real estate to determine whether the lease should be classified as a capital or operating lease in accordance with U.S. GAAP.

The Company periodically enters into capital leases for certain equipment. In addition, through its acquisition of Carpathia on June 16, 2015, the Company is party to capital leases for property and equipment, as well as certain financing obligations. The outstanding liabilities for the capital leases were $7.8 million and $18.1 million as of December 31, 2017 and 2016, respectively. During the quarter ended December 31, 2017, the Company completed the buyout of the Vault facility in Dulles, VA that was previously subject to a lease financing obligation, therefore the outstanding liabilities for the lease financing obligations were $0.9 million and $20.6 million as of December 31, 2017 and 2016, respectively. The net book value of the assets associated with these leases was approximately $14.7 million and $41.5 million as of December 31, 2017 and 2016, respectively. Depreciation related to the associated assets is included in depreciation and amortization expense in the Statements of Operations.

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

Segment Information – The Company manages its business as one operating segment and thus one reportable segment consisting of a portfolio of investments in data centers located primarily in the United States.

Customer Concentrations – As of December 31, 2017, one of the Company’s customers represented 11.8% of its total monthly rental revenue. No other customers exceeded 4.5% of total monthly rental revenue.

As of December 31, 2017, five of the Company’s customers exceeded 5% of total accounts receivable. In aggregate, these five customers accounted for 33% of total accounts receivable. None these five customers individually exceeded 10% of total accounts receivable.

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

The components of income tax provision from continuing operations are:

	For the Year Ended December 31,
	2017	2016	2015
Current:
U.S. federal	$42	$(356)	$462
U.S. State	297	20	11
Outside United States	44	33	—
Total Current	383	(303)	473
Deferred:
U.S. federal	(9,734)	(8,796)	(8,952)
U.S. State	(427)	(877)	(1,586)
Outside United States	—	—	—
Total Deferred	(10,161)	(9,673)	(10,538)
Total	$(9,778)	$(9,976)	$(10,065)

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

In addition to the deferred income tax benefit recognized in the year ended December 31, 2015 in connection with the elimination of the valuation allowance, a deferred tax benefit was recognized in the years ended December 31, 2017 and 2016 in connection with recorded operating losses. As of December 31, 2015, 2016 and 2017, this taxable REIT subsidiary has a net deferred tax liability position primarily due to customer-based intangibles acquired as part of the Carpathia acquisition.

Temporary differences and carry forwards which give rise to the deferred tax assets and liabilities are as follows:

	For the Year Ended December 31,
	2017	2016	2015
Deferred tax liabilities
Property and equipment	$(4,940)	$(15,031)	$(16,032)
Goodwill	(1,396)	(1,290)	(407)
Intangibles	(13,606)	(24,244)	(23,896)
Other	(1,132)	(1,386)	(2,350)
Gross deferred tax liabilities	(21,074)	(41,951)	(42,685)
Deferred tax assets
Net operating loss carryforwards	8,888	18,035	14,500
Deferred revenue and setup charges	3,435	4,323	3,747
Leases	453	2,154	3,097
Credits	543	492	630
Bad debt reserve	2,250	41	539
Other	1,607	2,114	1,752
Gross deferred tax assets	17,176	27,159	24,265
Net deferred tax liability	(3,898)	(14,792)	(18,420)
Valuation allowance	(713)	(393)	(393)
Net deferred tax liability	$(4,611)	$(15,185)	$(18,813)

The taxable REIT subsidiaries currently have $33.9 million of net operating loss carryforwards related to federal income taxes that expire in 12-20 years. The taxable REIT subsidiaries also have $35.8 million of net operating loss carryforwards relating to state income taxes that expire in 2-20 years.

The effective tax rate is subject to change in the future due to various factors such as the operating performance of the taxable REIT subsidiaries, tax law changes and future business acquisitions. The Company’s effective tax rates were 65.1%, 46.5% and 34.8% for the years ended December 31, 2017, 2016 and 2015, respectively. The effective tax rate increase from 2016 to 2017 is primarily due to the federal rate change resulting from the enactment of the Tax Cuts and Jobs Act and state tax rate changes, offset by a comparative decrease in permanent differences and by the accounting for a valuation allowance.

The differences between total income tax expense or benefit and the amount computed by applying the statutory income tax rate to income before provision for income taxes with respect to the TRS activity were as follows:

	For the Year Ended December 31,
	2017	2016	2015
TRS
Statutory rate of 34% applied to pre-tax loss	$(5,109)	$(7,299)	$(6,683)
Permanent differences, net	(284)	(2,021)	281
State income tax, net of federal benefit	(388)	(689)	(268)
Foreign income tax	44	33	—
Federal and State rate change	(3,251)	—	—
Contribution of Assets to TRS	(866)	—	—
Other	(244)	—	—
Valuation allowance (decrease) increase	320	—	(3,395)
Total tax benefit	$(9,778)	$(9,976)	$(10,065)
Effective tax rate	65.1%	46.5%	34.8%

On December 22, 2017, the Tax Cuts and Jobs Act ("The Act"), was signed into law by President Trump. The tax legislation contains several provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.

The Company has significant deferred tax liabilities, primarily related to fixed assets and intangibles, on its balance sheet as of December 31, 2017. The value of the net deferred tax liabilities has decreased significantly as a result of the reduction in the U.S. corporate income tax rate. Consequently, operating results reflect a one-time non-cash income tax benefit of $3.3 million to reflect the re-measurement of deferred tax assets (liabilities).

The Act also repealed corporate alternative minimum tax (“AMT”) for tax years beginning January 1, 2018, and provides that existing AMT credit carryforwards are refundable beginning in 2018. The Company has approximately $0.3 million of AMT credit carryovers that are expected to be fully refunded by 2022. The repeal of AMT does not result in any one-time income tax expense (benefit) to operating results.

The Company is following the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of ASC Topic 740 in situations where the Company may not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date.

Upon completion of the Company’s 2017 U.S. income tax return in 2018, additional re-measurement adjustments may be identified with respect to the recorded deferred tax assets (liabilities).  The Company will continue to assess the provision for income taxes as future guidance is issued, but does not currently anticipate that significant revisions will be necessary.  Any such revisions will be treated in accordance with the measurement period guidance outlined in SAB 118.

As of December 31, 2017, 2016 and 2015, the Company had no uncertain tax positions. If the Company accrues any interest or penalties on tax liabilities from significant uncertain tax positions, those items will be classified as interest expense and general and administrative expense, respectively, in the Statements of Operations and Statements of Comprehensive Income. For the years ended December 31, 2017, 2016 and 2015, the Company had accrued no such interest or penalties.

The Company is currently not under examination by the Internal Revenue Service. Tax years ending after December 31, 2013 remain subject to examination and assessment. Tax years ending December 31, 2009 through December 31, 2013 remain open solely for purposes of examination of our loss and credit carryforwards.

The Company provides a valuation allowance against deferred tax assets, if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s fourth quarter of 2017 operating results reflect a non-cash $0.3 million valuation allowance attributable to state net operating losses generated where the Company has discontinued its operations or reduced its presence in certain state jurisdictions.

The value of the net deferred tax assets may be subject to change in the future, depending upon our generation or projections of future taxable income, as well as changes in tax policy or tax planning strategies.

Interest Rate Swaps – On April 5, 2017, the Company entered into forward interest rate swap agreements with an aggregate notional amount of $400 million. The forward swap agreements effectively fix the interest rate on $400 million of term loan borrowings, $200 million of swaps allocated to each term loan, from January 2, 2018 through December 17, 2021 and April 27, 2022, respectively.

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

The Company’s objectives in using interest rate swaps are to reduce variability in interest expense and to manage exposure to adverse interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

As of December 31, 2017, the Company valued its interest rate swaps which were entered into in April 2017 utilizing primarily Level 2 inputs. There were no financial assets or liabilities measured at fair value on a recurring basis on the consolidated balance sheets as of December 31, 2016. The Company’s purchase price allocations of Piscataway and Fort Worth are fair value estimates that utilized Level 3 inputs and are measured on a non-recurring basis.  See Note 3 for further detail on these acquisitions.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the current revenue recognition requirements in ASC 605, Revenue Recognition. Under this new guidance, entities should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This ASU also requires enhanced disclosures. In April 2016, the FASB finalized amendments to the guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB finalized amendments to the guidance related to the assessment of collectability, the definition of completed contracts at transition, and the measurement of the fair value of non-cash consideration at contract inception. The FASB also added new practical expedients for the presentation of sales taxes collected from customers and the accounting for contract modifications at transition. These amendments are not intended to change the core principles of the standard; however, they are intended to clarify important aspects of the guidance and improve its operability, as well as to address implementation issues. The amendments have the same effective date and transition requirements as the new revenue standard, which is effective for annual and interim periods beginning after December 15, 2017. Retrospective and modified retrospective application is allowed. The Company adopted ASC Topic 606 effective January 1, 2018 and elected the modified retrospective transition approach. ASC Topic 606 does not apply to leases, which are currently accounted for under ASC Topic 840, Leases, or ASC Topic 842, Leases, effective January 1, 2019. As leasing arrangements are excluded from the scope of the new revenue standard, ASC Topic 606 will not significantly impact the Company’s accounting for rental revenue. ASC Topic 606 also consolidates and simplifies the accounting for the Company’s cloud and managed services portfolio. The new standard does not impact the timing or amounts of revenue recognized related to the Company’s cloud and managed services portfolio.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current lease guidance in ASC 840, Leases. The core principle of Topic 842 requires lessees to recognize the assets and liabilities that arise from nearly all leases in the statement of financial position. Accounting applied by lessors will remain largely consistent with previous guidance, with additional changes set to align lessor accounting with the revised lessee model and the FASB’s revenue recognition guidance in Topic 606. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The standard requires a modified retrospective transition approach. The FASB has issued a Proposed Accounting Standards Update, Leases – Targeted Improvements, which proposes updates to the lease standard that include practical expedients that would remove the requirement to restate prior period financial statements upon adoption of the standard as well as a proposed practical expedient which allows lessors not to separate non-lease components from the related lease components if both the timing and pattern of revenue recognition are the same for the non-lease component(s) and related lease component and the combined single lease component would be classified as an operating lease. The Company plans to adopt ASC 842 effective January 1, 2019, and if the proposed accounting standards update is issued in final form, the Company will apply the transition relief under the new lease standard as of January 1, 2019. As lessee, the Company does not anticipate the classification of its leases to change but it will recognize a new initial lease liability and right-of-use asset on the consolidated balance sheet for all operating leases which is expected to be material to our consolidated balance sheet. As lessor, accounting for our leases will remain largely unchanged, apart from the narrower definition of initial direct costs that can be capitalized. The new lease standard more narrowly defines initial direct costs as only costs that are incremental at the signing of a lease. As the Company does not currently capitalize material non-incremental costs, it expects the impact of this change to be immaterial to the financial statements. If formally approved, the Proposed Accounting Standards Update, Leases – Targeted Improvements transition relief would eliminate the need for the Company to restate prior period comparative financial statements that would have included a right of use asset and liability from the Company’s operating leases as lessee. Additionally, from a lessor perspective, the transition relief would alleviate the Company’s need to separate lease from non-lease components within its rental revenue contracts. The Company will disclose any changes to this analysis as identified.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC 718, Compensation – Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including simplified income tax accounting for stock-based compensation, enhanced tax withholding rules, accounting policy options with regard to forfeitures and clarified guidance on statement of cash flow presentation. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard in the three months ended March 31, 2017, and provisions of the standard did not have a material impact on the consolidated financial statements. The consolidated statement of cash flows for the year ended December 31, 2016 reflects a cash inflow reclassification of $0.9 million from “Payment of tax withholdings related to equity based awards” to “Proceeds from exercise of stock options.” The consolidated statement of cash flows for the year ended December 31, 2015 reflects a cash inflow reclassification of $0.6 million from “Accounts payable and accrued liabilities” to “Proceeds from exercise of stock options” as well as a cash outflow reclassification of $1.1 million from “Accounts payable and accrued liabilities” to “Payment of tax withholdings related to equity based awards.” Both 2016 and 2015 reclassifications were made in accordance with the Company’s adoption of ASU 2016-09 as of January 1, 2017 with retrospective application of this provision.

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

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. Under current GAAP, the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years. The Company will adopt in 2018, and does not expect the provisions of the standard will have a material impact on its consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The provisions in the update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance seeks to provide clarity and reduce both diversity in practice and cost and complexity when changing the terms or conditions of a share-based payment award. The guidance will be applied prospectively and is effective for all entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company will adopt the standard in 2018 and does not expect the provisions of the standard will have a material impact on its consolidated financial statements.

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

3. Acquisitions

(All references to square footage, acres and megawatts are unaudited)

Fort Worth Acquisition

On December 16, 2016, the Company completed the acquisition of the Fort Worth facility for approximately $50.1 million. This facility is located in Fort Worth, Texas, and consists of 53 acres and approximately 262,000 gross square feet. This facility has a basis of design of 80,000 square feet and contains approximately 50 MW of available utility power. This acquisition was funded with a draw on the unsecured revolving credit facility.

The Company accounted for this acquisition in accordance with ASC 805, Business Combinations, as a business combination. The Company is valuing the assets acquired and liabilities assumed primarily using Level 3 inputs.

In December 2017, the Company finalized the Fort Worth purchase price allocation. The following table summarizes the consideration for the Fort Worth facility and the final allocation of the fair value of assets acquired and liabilities assumed at the acquisition date (in thousands):

	Final Fort Worth Allocation as of December 31, 2017	Preliminary Allocation Reported as of December 31, 2016	Adjustments to Fair Value
Land	$136	$136	$—
Buildings and improvements	610	610	—
Construction in progress	48,987	48,984	3
Acquired intangibles	237	240	(3)
Deferred costs	23	23	—
Other assets	7	7	—
Net Working Capital	86	86	—
Total identifiable assets acquired	$50,086	$50,086	$—

Acquired intangibles are amortized as both amortization expense as well as offsets to rental revenue. No changes were recorded to the preliminary allocation of the fair value of assets acquired and liabilities assumed during the three months ended December 31, 2017.

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

In June 2017, the Company finalized the Piscataway purchase price allocation. The following table summarizes the consideration for the Piscataway facility and the final allocation of the fair value of assets acquired and liabilities assumed at the acquisition date (in thousands):

	Final Piscataway Allocation as of June 30, 2017	Preliminary Allocation Reported as of June 30, 2016	Adjustments to Fair Value
Land	$7,466	$7,440	$26
Buildings and improvements	80,366	78,370	1,996
Construction in progress	13,900	13,900	—
Acquired intangibles	19,581	21,668	(2,087)
Deferred costs	4,390	4,084	306
Other assets	106	106	—
Total identifiable assets acquired	125,809	125,568	241

Acquired below market lease	809	568	241
Net working capital	2,019	2,019	—
Total liabilities assumed	2,828	2,587	241

Net identifiable assets acquired	$122,981	$122,981	$—

There were no measurement period adjustments recorded during the 2017 reporting period associated with the Piscataway purchase price allocation.

Vault Asset Acquisition

On October 6, 2017, the Company completed the buyout of its Vault facility in Dulles, Virginia. The facility consists of approximately 87,000 gross square feet, including approximately 31,000 square feet of raised floor, and approximately 13 MW of available utility power. The Company previously leased the property under a capital lease agreement of approximately $17.8 million and purchased it for approximately $34.1 million cash, for a net purchase price of $16.3 million. This acquisition was funded with a draw on the unsecured revolving credit facility.

The Company accounted for this acquisition in accordance with ASC Topic 840, Leases.

Land Acquisitions

In July 2017, the Company completed the acquisition of approximately 84 acres of land in Phoenix, Arizona for approximately $25 million to be used for future development.

In August 2017, the Company completed the acquisition of approximately 24 acres of land in Ashburn, Virginia for approximately $17 million. As of December 31, 2017, the Company has commenced development of a mega data center facility on the acquired land parcel.

In October 2017, the Company completed the acquisition of approximately 28 acres of land in Ashburn, Virginia for approximately $36 million to be used for future development.

In October 2017, the Company completed the acquisition of approximately 92 acres of land in Hillsboro, Oregon for approximately $26 million to be used for future development.

The fair value of the land acquired in each of the four aforementioned acquisitions, as well as costs associated with the subsequent development of the data center in Ashburn, aggregated $163.6 million as of December 31, 2017 and is included within the “Construction in Progress” line item of the consolidated balance sheets.

4. Acquired Intangible Assets and Liabilities

Summarized below are the carrying values for the major classes of intangible assets and liabilities (in thousands):

		December 31, 2017			December 31, 2016
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	1 to 12 years	$95,705	$(20,512)	$75,193	$95,705	$(12,358)	$83,347
In-Place Leases	0.5 to 10 years	32,066	(12,987)	19,079	32,066	(7,197)	24,869
Solar Power Agreement (1)	17 years	13,747	(2,830)	10,917	13,747	(2,022)	11,725
Platform Intangible	3 years	9,600	(8,133)	1,467	9,600	(4,933)	4,667
Acquired Favorable Leases	0.5 to 8 years	4,649	(2,328)	2,321	4,652	(1,013)	3,639
Tradenames	3 years	3,100	(2,626)	474	3,100	(1,593)	1,507
Total Intangible Assets		$158,867	$(49,416)	$109,451	$158,870	$(29,116)	$129,754

Solar Power Agreement (1)	17 years	13,747	(2,830)	10,917	13,747	(2,022)	11,725
Acquired Unfavorable Leases
Acquired below market leases - as Lessor	3 to 4 years	809	(375)	434	809	(138)	671
Acquired above market leases - as Lessee	11 to 12 years	2,453	(550)	1,903	2,453	(334)	2,119
Total Intangible Liabilities (2)		$17,009	$(3,755)	$13,254	$17,009	$(2,494)	$14,515

(1)	Amortization related to the Solar Power Agreement asset and liability is recorded at the same rate and therefore has no net impact on the statement of operations.
(2)	Intangible liabilities are included within the “Advance rents, security deposits and other liabilities” line item of the consolidated balance sheets.

Above or below market leases are amortized as a reduction to or increase in rental revenue as well as a reduction to rent expense in the case of the Company as lessee over the remaining lease terms. The net effect of amortization of acquired above‑market and below‑market leases resulted in a net decrease in rental revenue of $0.9 million and $0.7 million for the years ended December 31, 2017 and 2016, respectively, as well as a decrease in rental expense of $0.1 million for the year ended December 31, 2015. The estimated amortization of acquired favorable and unfavorable leases for each of the five succeeding fiscal years ending December 31 is as follows (in thousands):

	Net Rental Revenue Decreases	Rental Expense Decreases
2018	$681	$216
2019	479	216
2020	647	216
2021	46	216
2022	17	216
Thereafter	17	823
Total	$1,887	$1,903

Net amortization of all other identified intangible assets and liabilities was $18.2 million, $19.0 million and $9.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The estimated net amortization of all other identified intangible assets and liabilities for each of the five succeeding fiscal years ending December 31 is as follows (in thousands):

2018	$14,574
2019	11,965
2020	11,379
2021	10,137
2022	9,910
Thereafter	38,248
Total	$96,213

5. Real Estate Assets and Construction in Progress

The following is a summary of properties owned or leased by the Company as of December 31, 2017 and 2016 (in thousands):

As of December 31, 2017:

Property Location	Land	Buildings and Improvements	Construction in Progress	Total Cost
Atlanta, Georgia (Atlanta-Metro)	$20,416	$452,836	$28,614	$501,866
Irving, Texas	8,606	276,894	86,320	371,820
Richmond, Virginia	2,180	254,603	61,888	318,671
Chicago, Illinois	9,400	81,463	135,479	226,342
Suwanee, Georgia (Atlanta-Suwanee)	3,521	165,915	3,620	173,056
Leased Facilities (1)	—	59,460	5,534	64,994
Piscataway, New Jersey	7,466	83,251	37,807	128,524
Santa Clara, California (2)	—	100,028	6,989	107,017
Sacramento, California	1,481	64,251	58	65,790
Fort Worth, Texas	9,079	17,894	33,774	60,747
Princeton, New Jersey	20,700	32,948	451	54,099
Dulles, Virginia	3,154	76,239	3,565	82,958
Ashburn, Virginia (3)	—	—	106,952	106,952
Phoenix, Arizona (3)	—	—	27,402	27,402
Hillsboro, Oregon (3)	—	—	29,278	29,278
Other (4)	2,213	35,505	88	37,806
	$88,216	$1,701,287	$567,819	$2,357,322

(1)

Includes 11 facilities.  All facilities are leased, including those subject to capital leases. During the quarter ended March 31, 2017, the Company moved its Jersey City, NJ facility to the “Leased facilities” line item. During the quarter ended December 31, 2017, the Company completed the buyout of the Vault facility in Dulles, VA that was previously subject to a capital lease agreement, and as such, the facility was moved from the “Leased facilities” line item to a separate “Dulles, Virginia” line item.

(2)	Owned facility subject to long-term ground sublease.
(3)

Represent land purchases. Land acquisition costs, as well as subsequent development costs, are included within construction in progress until development on the land has ended and the asset is ready for its intended use.

(4)

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

As of December 31, 2016:

Property Location	Land	Buildings and Improvements	Construction in Progress	Total Cost
Atlanta, Georgia (Atlanta-Metro)	$15,397	$434,965	$32,422	$482,784
Irving, Texas	8,606	204,713	69,653	282,972
Richmond, Virginia	2,180	237,347	70,580	310,107
Chicago, Illinois	9,400	45,848	100,623	155,871
Suwanee, Georgia (Atlanta-Suwanee)	3,521	171,376	2,013	176,910
Leased Facilities (1)	1,130	116,290	10,003	127,423
Piscataway, New Jersey	7,466	82,210	17,261	106,937
Santa Clara, California (2)	—	98,708	7,078	105,786
Sacramento, California	1,481	62,102	390	63,973
Fort Worth, Texas	136	610	49,116	49,862
Princeton, New Jersey	20,700	32,788	538	54,026
Other (3)	4,113	37,810	6,283	48,206
	$74,130	$1,524,767	$365,960	$1,964,857

(1)

Includes 12 facilities.  All facilities are leased, including those subject to capital leases. During the quarter ended March 31, 2017, the Company moved its Jersey City, NJ facility to the “Leased facilities” line item, therefore has conformed December 31, 2016 information to comparable categories.

(2)	Owned facility subject to long-term ground sublease.
(3)	Consists of Miami, FL; Lenexa, KS, Overland Park, KS and Duluth, GA facilities.

6. Debt

Below is a listing of the Company’s outstanding debt, including capital leases and lease financing obligations, as of December 31, 2017 and 2016 (in thousands):

	Weighted Average
	Coupon Interest Rate at	Maturities as of	December 31,	December 31,
	December 31, 2017	December 31, 2017	2017	2016
Unsecured Credit Facility
Revolving Credit Facility	2.85%	December 17, 2021	$131,000	$139,000
Term Loan I	2.88%	December 17, 2022	350,000	300,000
Term Loan II	2.91%	April 27, 2023	350,000	200,000
Senior Notes	4.75%	November 15, 2025	400,000	300,000
Lenexa Mortgage	4.10%	May 1, 2022	1,866	—
Capital Lease and Lease Financing Obligations	2.01%	2018 - 2019	8,699	38,708
	3.48%		1,241,565	977,708
Less discount and net debt issuance costs			(11,636)	(11,882)
Total outstanding debt, net			$1,229,929	$965,826

Credit Facilities, Senior Notes and Mortgage Notes Payable

(a) Unsecured Credit Facility – In December 2017, the Company amended its unsecured credit facility, increasing the total capacity to $1.52 billion and extending the term. The unsecured credit facility includes a $350 million term loan which matures on December 17, 2022, a $350 million term loan which matures on April 27, 2023, and a $820 million revolving credit facility which matures on December 17, 2021, with a one year extension option. Amounts outstanding under the amended unsecured credit facility bear interest at a variable rate equal to, at the Company’s election, LIBOR or a base rate, plus a spread that will vary depending upon the Company’s leverage ratio. For revolving credit loans, the spread ranges from 1.55% to 2.15% for LIBOR loans and 0.55% to 1.15% for base rate loans. For term loans, the spread ranges from 1.50% to 2.10% for LIBOR loans and 0.50% to 1.10% for base rate loans. The unsecured credit facility also includes a $400 million accordion feature.

Under the unsecured credit facility, the capacity may be increased from the current capacity of $1.52 billion to $1.92 billion subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments. The Company is also required to pay a commitment fee to the lenders assessed on the unused portion of the unsecured revolving credit facility. At the Company’s election, it can prepay amounts outstanding under the unsecured credit facility, in whole or in part, without penalty or premium.

The Company’s ability to borrow under the amended unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations on liens, mergers, consolidations, investments, distributions, asset sales and affiliate transactions, as well as the following financial covenants: (i) the Operating Partnership's and its subsidiaries' consolidated total unsecured debt plus any capitalized lease obligations with respect to the unencumbered asset pool properties may not exceed 60% of the unencumbered asset pool value (or 65% of the unencumbered asset pool value for up to two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated); (ii) the unencumbered asset pool debt yield cannot be less than 14% (or 12.5% for the two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated); (iii) QTS must maintain a minimum fixed charge coverage ratio (defined as the ratio of consolidated EBITDA, subject to certain adjustments, to consolidated fixed charges) for the prior two most recently-ended calendar quarters of 1.70 to 1.00; (iv) QTS must maintain a maximum debt to gross asset value (as defined in the amended and restated agreement) ratio of 60% (or 65% for the two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated); (v) QTS must maintain tangible net worth (as defined in the amended and restated agreement) cannot be less than the sum of $1,209,000,000 plus 75% of the net proceeds from any future equity offerings; and (vi) a maximum distribution payout ratio of the greater of (i) 95% of the Company’s Funds from Operations (as defined in the amended and restated agreement) and (ii) the amount required for the Company to qualify as a REIT under the Code.

The availability under the revolving credit facility is the lesser of (i) $820 million, (ii) 60% of the unencumbered asset pool capitalized value (or 65% of the unencumbered asset pool capitalized value for the two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated) and (iii) the amount resulting in an unencumbered asset pool debt yield of 14% (or 12.5% for the two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated). In the case of clauses (ii) and (iii) of the preceding sentence, the amount available under the revolving credit facility is adjusted to take into account any other unsecured debt and certain capitalized leases.  A material acquisition is an acquisition of properties or assets with a gross purchase price equal to or in excess of 15% of the Operating Partnership's gross asset value (as defined in the amended and restated agreement) as of the end of the most recently ended quarter for which financial statements are publicly available. The availability of funds under the unsecured credit facility depends on compliance with certain covenants.

As of December 31, 2017, the Company had outstanding $831.0 million of indebtedness under the unsecured credit facility, consisting of $131.0 million of outstanding borrowings under the unsecured revolving credit facility and $700.0 million outstanding under the term loans, exclusive of net debt issuance costs of $5.8 million. In connection with the unsecured credit facility, as of December 31, 2017, the Company had additional letters of credit outstanding aggregating to $2.1 million. As of December 31, 2017, the weighted average interest rate for amounts outstanding under the unsecured credit facility was 2.89%.

On April 5, 2017, the Company entered into forward interest rate swap agreements with an aggregate notional amount of $400 million. The forward swap agreements effectively fix the interest rate on $400 million of term loan borrowings, $200 million of swaps allocated to each term loan, from January 2, 2018 through December 17, 2021 and April 27, 2022, respectively. The weighted average effective fixed interest rate on the $400 million notional amount of term loan financing, following the execution of these swap agreements, will approximate 3.5%, commencing on January 2, 2018, assuming the current LIBOR spread of 1.5%.

(b) Senior Notes – On July 23, 2014, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the notes described below (collectively, the “Issuers”), issued $300 million aggregate principal amount of 5.875% Senior Notes due 2022 (the “2022 Notes”). The 2022 Notes had an interest rate of 5.875% per annum, were issued at a price equal to 99.211% of their face value and were scheduled to mature on August 1, 2022.

On November 8, 2017, the Issuers, the Company and certain of its other subsidiaries entered into a purchase agreement pursuant to which the Issuers issued $400 million aggregate principal amount of 4.75% senior notes due November 15, 2025 (the “Senior Notes”) in a private offering. The Senior Notes have an interest rate of 4.750% per annum and were issued at a price equal to 100% of their face value. The net proceeds from the offering were used to fund the redemption of, and satisfy and discharge the indenture pursuant to which the Issuers issued, all of their outstanding 2022 Notes and to repay a portion of the amount outstanding under the Company’s unsecured revolving credit facility.

The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS, the Issuers or any other subsidiary guarantor. QTS Realty Trust, Inc. does not guarantee the Senior Notes and will not be required to guarantee the Senior Notes expect under certain circumstances.  The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the

Senior Notes were issued pursuant to an indenture, dated as of November 8, 2017, among QTS, the Issuers, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee.

The Company incurred one-time expenses in the fourth quarter of 2017 associated with the redemption of the 2022 Notes of $19.9 million, including a call premium to redeem the 2022 Notes as well as certain noncash charges related to deferred finance costs and bond discount. As of December 31, 2017, and the outstanding net debt issuance costs associated with the Notes were $5.8 million.

The annual remaining principal payment requirements as of December 31, 2017 per the contractual maturities and excluding extension options, capital leases and lease financing obligations, are as follows (in thousands):

2018	$65
2019	68
2020	71
2021	131,074
2022	350,077
Thereafter	751,511
Total	$1,232,866

As of December 31, 2017, the Company was in compliance with all of its covenants.

Capital Leases

The Company has historically entered into capital leases for certain equipment.  In addition, through its acquisition of Carpathia on June 16, 2015, the Company acquired capital leases of both equipment and certain properties. Total outstanding liabilities for capital leases were $7.8 million as of December 31, 2017, of which $5.7 million were assumed through the Carpathia acquisition, all of which was related to the lease of real property. Carpathia had entered into capital lease arrangements for datacenter space under two lease agreements expiring in 2018 and 2019 at its Harrisonburg, Virginia and Ashburn, Virginia locations. Total recurring monthly payments range from approximately $0.2 million to $0.5 million during the terms of the leases, in addition to payments made for utilities. Depreciation related to the associated assets for the capital leases is included in depreciation and amortization expense in the Statements of Operations and Statements of Comprehensive Income.

Lease Financing Obligations

The Company, through its acquisition of Carpathia, has a lease financing agreement in connection with a $4.8 million tenant improvement allowance on one of its data center lease agreements. The financing requires monthly payments of principal and interest of less than $0.1 million through February 2019. The outstanding balance on the financing agreement was $0.9 million as of December 31, 2017. Depreciation expense on the related leasehold improvements is included in depreciation and amortization expense in the Statements of Operations.

Prior to the Company’s acquisition of the Vault facility in Dulles, Virginia in October 2017, the Company had a lease financing obligation through the acquisition of Carpathia related to a sale-leaseback transaction where Carpathia had continuing involvement. This liability was resolved in connection with the acquisition of the Vault Facility in October 2017.

On October 6, 2017, the Company completed the buyout of the Vault facility in Dulles, Virginia, which, as mentioned above was previously subject to a lease financing obligation. At the time of purchase the Company’s remaining lease financing obligation inclusive of the deferred gain was approximately $17.8 million and the Company purchased it for approximately $34.1 million cash, for a net purchase price of $16.3 million.

The following table summarizes the Company’s combined future payment obligations, excluding interest, as of December 31, 2017, on the capital leases and lease financing obligations described above (in thousands):

2018	$7,760
2019	939
2020	-
2021	-
2022	-
Thereafter	-
Total	$8,699

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

As of December 31, 2017, the Operating Partnership had two classes of limited partnership units outstanding: Class A units of limited partnership interest (“Class A units”) and Class O LTIP units of limited partnership units (“Class O units”). The Class A units are now redeemable at any time for cash or shares of Class A common stock of QTS. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). Class O units are pari passu with Class A units. Each Class O unit is convertible into Class A units by the Operating Partnership at any time or by the holder at any time following full vesting (if such unit is subject to vesting) based on formulas contained in the partnership agreement.

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

The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the years ended December 31, 2017, 2016 and 2015:

	2010 Equity Incentive Plan					2013 Equity Incentive Plan
					Weighted			Weighted		Weighted
		Weighted	Weighted		average		Weighted	average		average
	Number of	average	Average fair	Number of	Grant date		average	fair	Restricted	Grant date
	Class O units	exercise price	value	Class RS units	value	Options	exercise price	value	Stock	value

Outstanding at January 1, 2015	1,518,717	$23.49	$3.75	74,625	$23.49	584,949	$22.87	$4.10	246,785	$29.13
Granted	—	—	—	—	—	317,497	36.16	8.03	230,271	36.71
Exercised/Vested (1)	(222,499)	22.02	4.18	—	—	(23,157)	21.30	3.63	(54,400)	28.37
Released from restriction (2)	—	—	—	(34,750)	25.00	—	—	—	—	—
Cancelled/Expired (3)	(3,319)	20.00	3.92	—	—	(11,407)	21.00	3.52	(27,748)	28.33
Outstanding at December 31, 2015	1,292,899	$23.76	$3.68	39,875	$22.18	867,882	$27.80	$5.56	394,908	$33.82
Granted	—	—	—	—	—	229,693	45.78	9.91	237,563	45.53
Exercised/Vested (1)	(158,088)	21.56	4.18	—	—	(29,543)	25.70	4.96	(122,136)	33.26
Released from restriction (2)	—	—	—	(39,875)	22.18	—	—	—	—	—
Cancelled/Expired (3)	—	—	—	—	—	(9,735)	32.14	6.95	(95,644)	33.92
Outstanding at December 31, 2016	1,134,811	$24.06	$3.62	—	$—	1,058,297	$31.72	$6.51	414,691	$40.67
Granted	—	—	—	—	—	468,875	50.66	10.32	228,576	49.86
Exercised/Vested (1)	(566,771)	24.60	2.24	—	—	(155,902)	31.89	6.60	(163,048)	40.63
Cancelled/Expired (3)	—	—	—	—	—	(2,000)	37.69	8.77	(98,355)	39.97
Outstanding at December 31, 2017	568,040	$23.52	$5.00	—	$—	1,369,270	$38.18	$7.80	381,864	$46.37

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

The assumptions and fair values for restricted stock and options to purchase shares of Class A common stock granted for the years ended December 31, 2017, 2016 and 2015 are included in the following table on a per unit basis. Options to purchase shares of Class A common stock were valued using the Black-Scholes model.

	2017	2016	2015
Fair value of restricted stock granted	$48.63 - $51.88	$45.78 - $56.28	$35.81 - $37.69
Fair value of options granted	$10.11 - $10.36	$9.57 - $9.97	$8.00 - $8.77
Expected term (years)	5.5 - 5.9	5.5 - 5.9	5.5 - 6.1
Expected volatility	28%	30.7% - 31.3%	33%
Expected dividend yield	3.08%	3.14%	3.40% - 3.57%
Expected risk-free interest rates	2.12% - 2.18%	1.42% - 1.48%	1.67% - 1.94%

The following tables summarize information about awards outstanding as of December 31, 2017.

	Operating Partnership Awards Outstanding
			Weighted average
		Awards	remaining
	Exercise prices	outstanding	vesting period (years)
Class O Units	$20.00 - 25.00	568,040	—
Total Operating Partnership awards outstanding		568,040

	QTS Realty Trust, Inc. Awards Outstanding
			Weighted average
		Awards	remaining
	Exercise prices	outstanding	vesting period (years)
Restricted stock	$—	381,864	1.7
Options to purchase Class A common stock	$21.00 - 50.66	1,369,270	0.8
Total QTS Realty Trust, Inc. awards outstanding		1,751,134

As of December 31, 2017, there were no Class RS units outstanding. Any remaining nonvested awards are valued as of the grant date and generally vest ratably over a defined service period. As of December 31, 2017 there were approximately 0.4 million and 0.6 million nonvested restricted Class A common stock and options to purchase Class A common stock outstanding, respectively. As of December 31, 2017 the Company had $18.1 million of unrecognized equity-based compensation expense which will be recognized over a remaining weighted-average vesting period of approximately 1 year. The total intrinsic value of the awards outstanding at December 31, 2017 was $59.6 million.

Dividends and Distributions

The following tables present quarterly cash dividends and distributions paid to QTS’ common stockholders and the Operating Partnership’s unit holders for the years ended December 31, 2017 and 2016:

Year Ended December 31, 2017
			Aggregate
		Per Common Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
September 22, 2017	October 5, 2017	$0.39	$22.2
June 16, 2017	July 6, 2017	0.39	21.6
March 16, 2017	April 5, 2017	0.39	21.4
December 16, 2016	January 5, 2017	0.36	19.7
		$1.53	$84.9

Year Ended December 31, 2016
			Aggregate
		Per Common Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
September 20, 2016	October 5, 2016	$0.36	$19.7
June 17, 2016	July 6, 2016	0.36	19.7
March 18, 2016	April 5, 2016	0.36	17.4
December 17, 2015	January 6, 2016	0.32	15.4
		$1.40	$72.2

Additionally, on January 5, 2018, the Company paid its regular quarterly cash dividend of $0.39 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on December 5, 2017.

Equity Issuances

In March 2017, the Company established an “at-the-market” equity offering program (the “ATM Program”) pursuant to which the Company may issue, from time to time, up to $300 million of its Class A common stock. During the year ended December 31, 2017, the Company issued 2,036,121 shares of QTS’ Class A common stock under the ATM Program at a weighted average price of $53.88 per share which generated net proceeds of approximately $108.1 million.

QTS Realty Trust, Inc. Employee Stock Purchase Plan

In June 2015, the Company established the QTS Realty Trust, Inc. Employee Stock Purchase Plan (the “2015 Plan”) to give eligible employees the opportunity to purchase, through payroll deductions, shares of the Company’s Class A common stock in the open market by an independent broker with the Company paying brokerage commissions and fees associated with such share purchases. The 2015 Plan became effective July 1, 2015. The Company reserved 250,000 shares of its Class A common stock for purchase under the 2015 Plan, which were registered pursuant to a registration statement on Form S-8 filed on June 17, 2015.

On May 4, 2017, the stockholders of the Company approved an amendment and restatement of the Plan (the “2017 Plan”). The 2017 Plan became effective July 1, 2017 and is administered by the Compensation Committee of the board of directors (or by a committee of one or more persons appointed by it or the board of directors). The 2017 Plan permits participants to purchase the Company’s Class A common stock at a discount of up to 10% (as determined by the Compensation Committee). Employees of the Company and its majority-owned subsidiaries who have been employed for at least thirty days and who perform at least thirty hours of service per week for the Company are eligible to participate in the 2017 Plan, excluding any employee who, at any time during which the payroll deductions are made on behalf of participating employees to purchase stocks, owns shares representing five percent or more of the total combined voting power or value of all classes of shares of the Company, or who is a Section 16 officer. Under the 2017 Plan, there are four purchase periods per year, and participants may deduct a minimum of $20 per paycheck and a maximum of $1,000 per paycheck towards the purchase of shares. Shares purchased under the 2017 Plan are subject to a one-year holding period following the purchase date, during which they may not be sold or transferred.

9. Related Party Transactions

The Company periodically executes transactions with entities affiliated with its Chairman and Chief Executive Officer. Such transactions include automobile, furniture and equipment purchases as well as building operating lease payments and receipts, and reimbursement for the use of a private aircraft service by the Company’s officers and directors.

The transactions which occurred during the years ended December 31, 2017, 2016 and 2015 are outlined below (in thousands):

	December 31,
(dollars in thousands)	2017	2016	2015
Tax, utility, insurance and other reimbursement	$796	$878	$589
Rent expense	1,014	1,014	1,014
Capital assets acquired	561	323	261
Total	$2,371	$2,215	$1,864

10. Employee Benefit Plan

The Company sponsors a defined contribution 401(k) retirement plan covering all eligible employees.

Qualified employees may elect to contribute to the 401(k) Plan on a pre-tax basis. The maximum amount of employee contribution is subject only to statutory limitations. Starting on January 1, 2015, the Company matched 50% of the first 6% of contributions made by employees. Since January 1, 2016, the Company has matched 100% of the first 1% of contributions and 50% of the next 5% of contributions made by employees. The Company contributed $2.6 million, $2.5 million and $1.3 million to the 401(k) Plan for the years ended December 31, 2017, 2016 and 2015, respectively.

11. Noncontrolling Interest

Concurrently with the completion of the IPO, QTS consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership as of the date of the IPO.

Commencing at any time beginning November 1, 2014, at the election of the holders of the noncontrolling interest, the Class A units of the Operating Partnership are redeemable for cash or, at the election of the Company, Class A common stock of the Company on a one-for-one basis. As a result of approximately 0.6 million redemptions of Class A units into Class A common stock and the issuance of additional common stock, the noncontrolling ownership interest of QualityTech, LP was 11.4% at December 31, 2017 compared to 12.4% at December 31, 2016.

12. Earnings per share of QTS Realty Trust, Inc.

Basic income per share is calculated by dividing the net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted income per share adjusts basic income per share for the effects of potentially dilutive common shares. Unvested restricted stock awards contain non-forfeitable rights to dividends and thus are participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented.

The computation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Year Ended
	December 31,
	2017	2016	2015
Numerator:
Net income available to common stockholders - basic	$1,282	$21,525	$20,326
Effect of net income attributable to noncontrolling interests and income allocated to participating securities	(593)	3,160	3,803
Net income available to common stockholders	$689	$24,685	$24,129
Denominator:
Weighted average shares outstanding - basic	48,381	46,206	37,568
Effect of Class A and Class RS partnership units *	6,696	6,783	7,029
Effect of Class O units and options to purchase Class A common stock and restricted Class A common stock on an "as if" converted basis *	779	973	756
Weighted average shares outstanding - diluted	55,856	53,962	45,353

Basic net income per share	$0.01	$0.47	$0.54

Diluted net income per share	$0.01	$0.46	$0.53

*	The Class A units and Class O units represent limited partnership interests in the Operating Partnership, and are described in more detail in Note 8

No securities were antidilutive for the years ended December 31, 2017, 2016 and 2015, and as such, no securities were excluded from the computation of diluted net income per share for those periods.

13. Operating Leases, as Lessee

The Company leases and/or licenses several data center facilities and related equipment, its corporate headquarters and additional office space. Many of the data center facilities that the Company leases were acquired in 2015 through its acquisition of Carpathia. In addition, the Company has entered into a long-term ground sublease for its Santa Clara property through October 2052. Rent expense for the aforementioned leases was $17.9 million, $20.1 million and $14.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is classified in property operating costs and general and administrative expenses in the accompanying Statements of Operations. The Company recorded $0.1 million of capitalized rent for the year ended December 31, 2016, respectively. The Company recorded no capitalized rent for the years ended December 31, 2017 and 2015. The future non-cancellable minimum rental payments required under operating leases and/or licenses at December 31, 2017 are as follows (in thousands):

Year Ending December 31,
2018	$15,031
2019	10,259
2020	9,894
2021	9,931
2022	9,675
Thereafter	65,126
Total	$119,916

14. Customer Leases, as Lessor

Future minimum lease payments to be received under non-cancelable operating customer leases (inclusive of payments for contracts which have not yet commenced and exclusive of recoveries of operating costs from customers) are as follows for the years ending December 31 (in thousands):

Year Ending December 31,
2018	$334,594
2019	239,485
2020	172,280
2021	130,969
2022	84,660
Thereafter	82,873
Total	$1,044,861

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

Interest rate swaps: The effective portion of changes in the fair value of the Company’s interest rate swaps, which are derivatives designated and that qualify as cash flow hedges, is recorded in accumulated other comprehensive income or loss on the consolidated balance sheets and statement of comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. There was no ineffectiveness recognized for the year ended December 31, 2017, therefore the entire $1.4 million unrealized gain for the year ended December 31, 2017 related to the interest rate swaps was recorded in accumulated other comprehensive income. No amounts were recorded in other comprehensive income or loss on the consolidated financial statements as of and for the years ended December 31, 2016 and 2015. The $1.4 million interest rate swap asset as of December 31, 2017 is recorded within the condensed consolidated balance sheet within the ‘Other Assets, Net’ line item.

The Company valued its interest rate swaps utilizing Level 2 and Level 3 inputs. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The majority of the inputs used to determine the fair value of the interest rate swaps fall within Level 2 of the fair value hierarchy while certain credit valuation adjustments to the fair value utilize Level 3 inputs such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2017 or December 31, 2016.

Credit facility and Senior Notes: The Company’s unsecured credit facility did not have interest rates which were materially different than current market conditions and therefore, the fair value approximated the carrying value. The fair value of the Company’s Senior Notes was estimated using Level 2 “significant other observable inputs,” primarily based on quoted market prices for the same or similar issuances. At December 31, 2017, the fair value of the Senior Notes was approximately $404.0 million.

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

16. Quarterly Financial Information (unaudited)

The tables below reflect the selected quarterly information for the years ended December 31, 2017 and 2016 for QTS (in thousands except share data):

+
	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2017
Revenues	$118,911	$113,767	$107,868	$105,964
Operating income	7,553	12,833	10,826	10,915
Net income (loss)	(16,113)	7,394	4,608	5,568
Net income (loss) attributable to common shares	(14,142)	6,507	4,040	4,877
Net income (loss) per share attributable to common shares - basic	(0.29)	0.13	0.08	0.10
Net income (loss) per share attributable to common shares - diluted	(0.29)	0.13	0.08	0.10

2016
Revenues	$105,443	$103,465	$98,687	$94,768
Operating income	11,092	8,505	8,225	10,235
Net income	5,481	6,538	5,807	6,859
Net income attributable to common shares	4,806	5,730	5,100	5,889
Net income per share attributable to common shares - basic	0.10	0.12	0.11	0.14
Net income per share attributable to common shares - diluted	0.10	0.12	0.10	0.14

The table below reflects the selected quarterly information for the years ended December 31, 2017 and 2016 for the Operating Partnership (in thousands):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2017
Revenues	$118,911	$113,767	$107,868	$105,964
Operating income	7,553	12,833	10,826	10,915
Net income (loss)	(16,113)	7,394	4,608	5,568

2016
Revenues	$105,443	$103,465	$98,687	$94,768
Operating income	11,092	8,505	8,225	10,235
Net income	5,481	6,538	5,807	6,859

17. Subsequent Events

On January 5, 2018, the Company paid its regular quarterly cash dividend of $0.39 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on December 5, 2017.

On February 20, 2018, the Company announced that its board of directors authorized payment of a regular quarterly cash dividend of $0.41 per common share and per unit in the Operating Partnership, payable on April 5, 2018, to stockholders and unit holders of record as of the close of business on March 22, 2018.

On February 20, 2018, the Company commenced a restructuring plan (the “Restructuring Plan”) regarding the organization of its business and product offerings. Under the Restructuring Plan, the Company intends to realign its product offerings around hyperscale and hybrid colocation (which generally includes what the Company formerly referred to as its C1 and C2 products, along with technology and services associated with the C3 products that directly support its C2 colocation customers), while narrowing its focus around certain of its Cloud and Managed Services offerings (which generally includes the remainder of what the Company formerly referred to as its C3 products) including some estimated colocation impact from customers using an integrated solution, and to implement a broader cost reduction initiative reflecting the Company’s simplified product set. The purpose of the restructuring plan is to increase growth, profitability and predictability in the Company’s business, while also reducing complexity and simplifying the Company’s cost structure.

In connection with the Restructuring Plan, the Company expects to incur costs as a result of cash payments for severance, stay bonuses and related benefits to affected employees. Additionally, the Company expects to incur other costs such as termination, disposition and impairment costs that will vary based on the timing and structure of the Company’s exit of its non-core business, including through a potential disposition.

QTS REALTY TRUST, INC.

QUALITYTECH, LP

CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

December 31, 2017

	Balance at			Balance at
Year Ended December 31,	beginning of	Charge to	Additions/	end of
(dollars in thousands)	period	expenses	(Deductions)	period

Allowance for doubtful accounts
2017	$4,217	$7,375	$(139)	$11,453
2016	5,063	1,752	(2,598)	4,217
2015	3,748	1,323	(8)	5,063

Valuation allowance for deferred tax assets
2017	$393	$320	$—	$713
2016	393	—	—	393
2015	3,788	—	(3,395)	393

QTS REALTY TRUST, INC.

QUALITYTECH, LP

CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE III – REAL ESTATE INVESTMENTS

December 31, 2017

	Initial Costs			Costs Capitalized Subsequent to Acquisition			Gross Carrying Amount
As of December 31, 2017										Accumulated
(dollars in thousands)		Buildings and	Construction		Buildings and	Construction		Buildings and	Construction	Depreciation and	Date of
Property Location	Land	Improvements	in Progress	Land	Improvements	in Progress	Land	Improvements	in Progress	Amortization (1)	Acquisition
Owned Properties
Atlanta, Georgia (Atlanta-Metro)	$12,647	$35,473	$—	$7,769	$417,363	$28,614	$20,416	$452,836	$28,614	$(139,859)	10/3/2006
Irving, Texas	—	5,808	—	8,606	271,086	86,320	8,606	276,894	86,320	(23,997)	2/8/2013
Richmond, Virginia	2,000	11,200	—	180	243,403	61,888	2,180	254,603	61,888	(49,561)	3/20/2010
Chicago, Illinois	—	—	17,764	9,400	81,463	117,715	9,400	81,463	135,479	(4,619)	7/8/2014
Suwanee, Georgia (Atlanta-Suwanee)	1,395	29,802	—	2,126	136,113	3,620	3,521	165,915	3,620	(61,029)	9/1/2005
Piscataway, New Jersey	7,466	80,366	13,900	—	2,885	23,907	7,466	83,251	37,807	(3,610)	6/6/2016
Santa Clara, California	—	15,838	—	—	84,190	6,989	—	100,028	6,989	(36,662)	11/1/2007
Sacramento, California	1,481	52,753	—	—	11,498	58	1,481	64,251	58	(9,224)	12/21/2012
Fort Worth, Texas	136	610	48,984	8,943	17,284	(15,210)	9,079	17,894	33,774	(434)	12/16/2016
Princeton, New Jersey	20,700	32,126	—	—	822	451	20,700	32,948	451	(3,059)	6/30/2014
Dulles, Virginia	3,154	29,583	—	—	46,656	3,565	3,154	76,239	3,565	(15,861)	10/6/2017
Ashburn, Virginia (2)	—	—	53,009	—	—	53,943	—	—	106,952	—	8/9/2017 & 10/23/2017
Phoenix, Arizona (2)	—	—	24,668	—	—	2,734	—	—	27,402	—	8/11/2017
Hillsboro, Oregon (2)	—	—	25,657	—	—	3,621	—	—	29,278	—	10/3/2017
Miami, Florida	1,777	6,955	—	—	23,989	48	1,777	30,944	48	(10,077)	3/6/2008
Lenexa, Kansas	400	3,100	—	36	734	2	436	3,834	2	(335)	6/3/2011
	$51,156	$303,614	$183,982	$37,060	$1,337,486	$378,265	$88,216	$1,641,100	$562,247	$(358,327)
Leased Properties
Leased Facilities acquired in 2015	—	59,087	—	—	(23,278)	146	—	35,809	146	(24,512)	6/16/2015
Jersey City, New Jersey	—	1,985	—	—	21,663	5,388	—	23,648	5,388	(11,411)	11/1/2006
Overland Park, Kansas	—	—	—	—	730	38	—	730	38	(573)
	$—	$61,072	$—	$—	$(885)	$5,572	$—	$60,187	$5,572	$(36,496)
	$51,156	$364,686	$183,982	$37,060	$1,336,601	$383,837	$88,216	$1,701,287	$567,819	$(394,823)

(1)	See Note 2 ‘Significant Accounting Policies’ for information regarding asset lives on which depreciation and amortization are calculated.
(2)

Represent land purchases. Land acquisition costs, as well as subsequent development costs, are included within construction in progress until development on the land has ended and the asset is ready for its intended use.

The aggregate gross cost of the Company’s properties for federal income tax purposes was $2.44 billion (unaudited) as of December 31, 2017.

The following table reconciles the historical cost and accumulated depreciation for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Property
Balance, beginning of period	$1,964,857	$1,583,153	$1,177,582
Disposals	(18,198)	(8,946)	(5,617)
Additions (acquisitions and improvements)	410,663	390,650	411,188
Balance, end of period	$2,357,322	$1,964,857	$1,583,153
Accumulated depreciation
Balance, beginning of period	$(317,834)	$(239,936)	$(180,167)
Disposals	13,970	6,761	1,377
Additions (depreciation and amortization expense)	(90,959)	(84,659)	(61,146)
Balance, end of period	$(394,823)	$(317,834)	$(239,936)