Form 10-Q
period 2018-03-31
QTS Realty Trust, Inc.; QualityTech, LP
filed 2018-05-10
CIK 1577368, 1561164

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 51,021,328 shares of Class A common stock, $0.01 par value per share, and 128,408 shares of Class B common stock, $0.01 par value per share, of QTS Realty Trust, Inc. outstanding on May 8, 2018.

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

Substantially all of QTS’s assets are held by, and its operations are conducted through, the Operating Partnership. QTS is the sole general partner of the Operating Partnership, and, as of March 31, 2018, its only material asset consisted of its ownership of approximately 88.5% of the Operating Partnership. Management operates QTS and the Operating Partnership as one business. The management of QTS consists of the same employees as the management of the Operating Partnership. QTS does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. QTS has not issued or guaranteed any indebtedness. Except for net proceeds from public equity issuances by QTS, which are contributed to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership, the Operating Partnership generates all remaining capital required by our business through its operations, the direct or indirect incurrence of indebtedness, and the issuance of partnership units. Therefore, as general partner with voting control of the Operating Partnership, QTS consolidates the Operating Partnership for financial reporting purposes.

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

In addition, in light of these combined disclosures, we believe it is important for investors to understand the few differences between QTS and the Operating Partnership in the context of how QTS and the Operating Partnership operate as a consolidated company. With respect to balance sheets, the presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated balance sheets of QTS and those of the Operating Partnership. On the Operating Partnership’s consolidated balance sheets, partners’ capital includes preferred partnership units and common partnership units as well as accumulated other comprehensive income (loss) that are owned by or attributable to QTS and other partners. On QTS’ consolidated balance sheets, stockholders’ equity includes preferred stock, common stock, additional paid-in capital, accumulated other comprehensive income (loss) and accumulated dividends in excess of earnings. The remaining equity reflected on QTS’ consolidated balance sheet is the portion of net assets that are retained by partners other than QTS, referred to as noncontrolling interests. With respect to statements of operations, the primary difference in QTS’ Statements of Operations is that for net income, QTS retains its proportionate share of the net income (loss) based on its ownership of the Operating Partnership, with the remaining balance being retained by the Operating Partnership.

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

QTS Realty Trust, Inc.

QualityTech, LP

Form 10-Q

For the Quarterly Period Ended March 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands except per share data)

(in thousands except share data)
	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Real Estate Assets
Land	$88,215	$88,216
Buildings, improvements and equipment	1,778,322	1,701,287
Less: Accumulated depreciation	(417,150)	(394,823)
	1,449,387	1,394,680
Construction in progress	636,054	567,819
Real Estate Assets, net	2,085,441	1,962,499
Cash and cash equivalents	15,921	8,243
Rents and other receivables, net	45,057	47,046
Acquired intangibles, net	104,950	109,451
Deferred costs, net	42,398	41,545
Prepaid expenses	10,328	6,163
Goodwill	173,843	173,843
Other assets, net	64,950	66,266
TOTAL ASSETS	$2,542,888	$2,415,056

LIABILITIES
Unsecured credit facility, net	$832,462	$825,186
Senior notes, net of debt issuance costs	394,333	394,178
Capital lease, lease financing obligations and mortgage notes payable	8,225	10,565
Accounts payable and accrued liabilities	144,616	113,430
Dividends and distributions payable	24,036	22,222
Advance rents, security deposits and other liabilities	28,233	28,903
Deferred income taxes	2,109	4,611
Deferred income	28,679	25,305
TOTAL LIABILITIES	1,462,693	1,424,400

EQUITY
Series A 7.125% cumulative redeemable perpetual preferred stock: $0.01 par value (liquidation preference $25.00 per share), 4,600,000 shares authorized, 4,280,000 shares issued and outstanding as of March 31, 2018; zero shares authorized, issued and outstanding as of December 31, 2017	103,184	—
Common stock, $0.01 par value, 450,133,000 shares authorized, 51,135,691 and 50,701,795 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	511	507
Additional paid-in capital	1,052,202	1,049,176
Accumulated other comprehensive income	6,573	1,283
Accumulated dividends in excess of earnings	(195,074)	(173,552)
Total stockholders’ equity	967,396	877,414
Noncontrolling interests	112,799	113,242
TOTAL EQUITY	1,080,195	990,656
TOTAL LIABILITIES AND EQUITY	$2,542,888	$2,415,056

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental	$85,713	$79,117
Recoveries from customers	11,513	8,361
Cloud and managed services	13,181	16,965
Other	3,290	1,521
Total revenues	113,697	105,964

Operating Expenses:
Property operating costs	37,740	35,421
Real estate taxes and insurance	2,905	3,147
Depreciation and amortization	35,913	33,948
General and administrative	22,234	22,197
Transaction, integration and impairment costs	920	336
Restructuring	8,530	—
Total operating expenses	108,242	95,049

Operating income	5,455	10,915

Other income and expenses:
Interest income	1	1
Interest expense	(8,110)	(6,869)
Income (loss) before taxes	(2,654)	4,047
Tax benefit of taxable REIT subsidiaries	2,402	1,521
Net income (loss)	(252)	5,568
Net (income) loss attributable to noncontrolling interests	29	(691)
Net income (loss) attributable to QTS Realty Trust, Inc.	$(223)	$4,877
Preferred stock dividends	(328)	—
Net income (loss) attributable to common stockholders	$(551)	$4,877

Net income (loss) per share attributable to common shares:
Basic	$(0.02)	$0.10
Diluted	(0.02)	0.10

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(252)	$5,568
Other comprehensive income:
Increase in fair value of interest rate swaps	5,982	—
Reclassification of other comprehensive income to interest expense	402	—
Comprehensive income:	6,132	5,568
Comprehensive (income) attributable to noncontrolling interests	(702)	(691)
Comprehensive income attributable to QTS Realty Trust, Inc.	$5,430	$4,877

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands)

						Accumulated	Accumulated	Total
	Preferred Stock		Common stock		Additional	other	dividends in	stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	paid‑in capital	comprehensive income	excess of earnings	equity	interests	Total
Balance January 1, 2018	—	$—	50,702	$507	$1,049,176	$1,283	$(173,552)	$877,414	$113,242	$990,656
Net share activity through equity award plan	—	—	434	4	(1,311)	—	—	(1,307)	1,069	(238)
Increase in fair value of interest rate swaps	—	—	—	—	—	5,290	—	5,290	692	5,982
Equity-based compensation expense	—	—	—	—	4,337	—	—	4,337	561	4,898
Net proceeds from Series A Preferred Stock offering	4,280	103,184	—	—	—	—	—	103,184	—	103,184
Dividends declared on Preferred Stock	—	—	—	—	—	—	(328)	(328)	—	(328)
Dividends to stockholders	—	—	—	—	—	—	(20,971)	(20,971)	—	(20,971)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,736)	(2,736)
Net income (loss)	—	—	—	—	—	—	(223)	(223)	(29)	(252)
Balance March 31, 2018	4,280	$103,184	51,136	$511	$1,052,202	$6,573	$(195,074)	$967,396	$112,799	$1,080,195

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the three months ended March 31, 2018 and 2017

	2018	2017
Cash flow from operating activities:
Net income (loss)	$(252)	$5,568
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,580	32,970
Amortization of above and below market leases	139	259
Amortization of deferred loan costs	962	872
Amortization of senior notes discount	—	68
Equity-based compensation expense	3,481	3,082
Bad debt expense (recoveries)	(863)	314
Deferred tax benefit	(2,402)	(1,581)
Restructuring costs, net of cash paid	8,020	—
Changes in operating assets and liabilities
Rents and other receivables, net	2,753	(1,084)
Prepaid expenses	(4,165)	(3,253)
Other assets	(3,339)	(800)
Accounts payable and accrued liabilities	9,619	(11,815)
Advance rents, security deposits and other liabilities	(354)	4,144
Deferred income	3,374	1,791
Net cash provided by operating activities	51,553	30,535

Cash flow from investing activities:
Acquisitions, net of cash acquired	(24,626)	—
Additions to property and equipment	(103,936)	(66,119)
Net cash used in investing activities	(128,562)	(66,119)

Cash flow from financing activities:
Credit facility proceeds	102,000	67,000
Credit facility repayments	(95,000)	—
Debt proceeds	—	1,920
Payment of deferred financing costs	(499)	(4)
Payment of common stock dividends	(19,670)	(17,222)
Distribution to noncontrolling interests	(2,552)	(2,442)
Proceeds from exercise of stock options	—	42
Payment of tax withholdings related to equity based awards	(867)	(1,770)
Principal payments on capital lease obligations	(2,324)	(3,249)
Mortgage principal debt repayments	(16)	(14)
Preferred Stock issuance proceeds, net of costs	103,615	—
Net cash provided by financing activities	84,687	44,261

Net increase in cash and cash equivalents	7,678	8,677
Cash and cash equivalents, beginning of period	8,243	9,580
Cash and cash equivalents, end of period	$15,921	$18,257

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW (continued)

(unaudited and in thousands)

For the three months ended March 31, 2018 and 2017

	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$4,720	$9,368
Noncash investing and financing activities:
Accrued capital additions	$102,489	$39,673
Increase in other assets related to change in fair value of interest rate swaps	$5,982	$—
Accrued equity issuance costs	$432	$—
Accrued preferred stock dividend	$328	$—

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Real Estate Assets
Land	$88,215	$88,216
Buildings, improvements and equipment	1,778,322	1,701,287
Less: Accumulated depreciation	(417,150)	(394,823)
	1,449,387	1,394,680
Construction in progress	636,054	567,819
Real Estate Assets, net	2,085,441	1,962,499
Cash and cash equivalents	15,921	8,243
Rents and other receivables, net	45,057	47,046
Acquired intangibles, net	104,950	109,451
Deferred costs, net	42,398	41,545
Prepaid expenses	10,328	6,163
Goodwill	173,843	173,843
Other assets, net	64,950	66,266
TOTAL ASSETS	$2,542,888	$2,415,056

LIABILITIES
Unsecured credit facility, net	$832,462	$825,186
Senior notes, net of debt issuance costs	394,333	394,178
Capital lease, lease financing obligations and mortgage notes payable	8,225	10,565
Accounts payable and accrued liabilities	144,616	113,430
Dividends and distributions payable	24,036	22,222
Advance rents, security deposits and other liabilities	28,233	28,903
Deferred income taxes	2,109	4,611
Deferred income	28,679	25,305
TOTAL LIABILITIES	1,462,693	1,424,400

PARTNERS' CAPITAL
Series A 7.125% cumulative redeemable perpetual preferred units: $0.01 par value (liquidation preference $25.00 per share), 4,600,000 units authorized, 4,280,000 units issued and outstanding as of March 31, 2018; zero units authorized, issued and outstanding as of December 31, 2017	103,184	—
Common units, 57,810,023 and 57,245,524 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	969,580	989,207
Accumulated other comprehensive income	7,431	1,449
TOTAL PARTNERS' CAPITAL	1,080,195	990,656
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,542,888	$2,415,056

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

(unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental	$85,713	$79,117
Recoveries from customers	11,513	8,361
Cloud and managed services	13,181	16,965
Other	3,290	1,521
Total revenues	113,697	105,964

Operating Expenses:
Property operating costs	37,740	35,421
Real estate taxes and insurance	2,905	3,147
Depreciation and amortization	35,913	33,948
General and administrative	22,234	22,197
Transaction, integration and impairment costs	920	336
Restructuring	8,530	—
Total operating expenses	108,242	95,049

Operating income	5,455	10,915

Other income and expenses:
Interest income	1	1
Interest expense	(8,110)	(6,869)
Income (loss) before taxes	(2,654)	4,047
Tax benefit of taxable REIT subsidiaries	2,402	1,521
Net income (loss)	$(252)	$5,568
Preferred unit distributions	(328)	—
Net income (loss) attributable to common unitholders	$(580)	$5,568

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(252)	$5,568
Other comprehensive income:
Increase in fair value of interest rate swaps	5,982	—
Reclassification of other comprehensive income to interest expense	402	—
Comprehensive income	$6,132	$5,568

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(unaudited and in thousands)

	Limited Partners' Capital				General Partner's Capital		Accumulated other
	Preferred Units		Common Units		Common Units		comprehensive income
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Balance January 1, 2018	—	$—	57,246	$989,207	1	$—	$1,449	$990,656
Net share activity through equity award plan	—	—	564	(238)	—	—	—	(238)
Increase in fair value of interest rate swaps	—	—	—	—	—	—	5,982	5,982
Equity-based compensation expense	—	—	—	4,898	—	—	—	4,898
Net proceeds from QTS Realty Trust, Inc. Series A Preferred equity offering	4,280	103,184	—	—	—	—	—	103,184
Dividends declared on Preferred Units	—	—	—	(328)	—	—	—	(328)
Dividends to QTS Realty Trust, Inc.	—	—	—	(20,971)	—	—	—	(20,971)
Partnership distributions	—	—	—	(2,736)	—	—	—	(2,736)
Net income (loss)	—	—	—	(252)	—	—	—	(252)
Balance March 31, 2018	4,280	$103,184	57,810	$969,580	1	$—	$7,431	$1,080,195

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the three months ended March 31, 2018 and 2017

	2018	2017
Cash flow from operating activities:
Net income (loss)	$(252)	$5,568
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,580	32,970
Amortization of above and below market leases	139	259
Amortization of deferred loan costs	962	872
Amortization of senior notes discount	—	68
Equity-based compensation expense	3,481	3,082
Bad debt expense (recoveries)	(863)	314
Deferred tax benefit	(2,402)	(1,581)
Restructuring costs, net of cash paid	8,020	—
Changes in operating assets and liabilities
Rents and other receivables, net	2,753	(1,084)
Prepaid expenses	(4,165)	(3,253)
Other assets	(3,339)	(800)
Accounts payable and accrued liabilities	9,619	(11,815)
Advance rents, security deposits and other liabilities	(354)	4,144
Deferred income	3,374	1,791
Net cash provided by operating activities	51,553	30,535

Cash flow from investing activities:
Acquisitions, net of cash acquired	(24,626)	—
Additions to property and equipment	(103,936)	(66,119)
Net cash used in investing activities	(128,562)	(66,119)

Cash flow from financing activities:
Credit facility proceeds	102,000	67,000
Credit facility repayments	(95,000)	—
Debt proceeds	—	1,920
Payment of deferred financing costs	(499)	(4)
Payment of cash dividends	(19,670)	(17,222)
Partnership distributions	(2,552)	(2,442)
Proceeds from exercise of stock options	—	42
Payment of tax withholdings related to equity based awards	(867)	(1,770)
Principal payments on capital lease obligations	(2,324)	(3,249)
Mortgage principal debt repayments	(16)	(14)
Preferred Stock issuance proceeds, net of costs	103,615	—
Net cash provided by financing activities	84,687	44,261

Net increase in cash and cash equivalents	7,678	8,677
Cash and cash equivalents, beginning of period	8,243	9,580
Cash and cash equivalents, end of period	$15,921	$18,257

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW (continued)

(unaudited and in thousands)

For the three months ended March 31, 2018 and 2017

	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$4,720	$9,368
Noncash investing and financing activities:
Accrued capital additions	$102,489	$39,673
Increase in other assets related to change in fair value of interest rate swaps	$5,982	$—
Accrued equity issuance costs	$432	$—
Accrued preferred stock dividend	$328	$—

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

QUALITYTECH, LP

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

QTS Realty Trust, Inc., a Maryland corporation, (“QTS”) through its controlling interest in QualityTech, LP (the “Operating Partnership” and collectively with QTS and their subsidiaries, the “Company”) and the subsidiaries of the Operating Partnership, is engaged in the business of owning, acquiring, constructing, redeveloping and managing multi-tenant data centers. The Company’s portfolio consists of 26 wholly-owned and leased properties with data centers located throughout the United States, Canada, Europe and Asia.

QTS elected to be taxed as a real estate investment trust (“REIT”), for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2013. As a REIT, QTS generally is not required to pay federal corporate income taxes on its taxable income to the extent it is currently distributed to its stockholders.

The Operating Partnership is a Delaware limited partnership formed on August 5, 2009 and is QTS’ historical predecessor. As of March 31, 2018, QTS owned approximately 88.5% of the interests in the Operating Partnership. Substantially all of QTS’ assets are held by, and QTS’ operations are conducted through, the Operating Partnership. QTS’ interest in the Operating Partnership entitles QTS to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to QTS’ percentage ownership. As the sole general partner of the Operating Partnership, QTS generally has the exclusive power under the partnership agreement of the Operating Partnership to manage and conduct the Operating Partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners. QTS’ board of directors manages the Company’s business and affairs.

2. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes and management’s discussion and analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018. The consolidated balance sheet data included herein as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The accompanying financial statements are presented for both QTS Realty Trust, Inc. and QualityTech, LP. References to “QTS” mean QTS Realty Trust, Inc. and its controlled subsidiaries and references to the “Operating Partnership” mean QualityTech, LP and its controlled subsidiaries.

The Operating Partnership meets the definition and criteria of a variable interest entity (“VIE”) in accordance with ASC 810 Consolidation, and the Company is the primary beneficiary of the VIE. As discussed below, the Company’s only material asset is its ownership interest in the Operating Partnership, and consequently, all of its assets and liabilities represent those assets and liabilities of the Operating Partnership. The Company’s debt is an obligation of the Operating Partnership where the creditors may have recourse, under certain circumstances, against the credit of the Company.

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

In addition, in light of these combined notes, the Company believes it is important for investors to understand the few differences between QTS and the Operating Partnership in the context of how QTS and the Operating Partnership operate as a consolidated company. With respect to balance sheets, the presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated balance sheets of QTS and those of the Operating Partnership. On the Operating Partnership’s consolidated balance sheets, partners’ capital includes preferred partnership units and common partnership units that are owned by QTS and other partners as well as accumulated other comprehensive income (loss). On QTS’ consolidated balance sheets, stockholders’ equity includes preferred stock, common stock, additional paid in capital, accumulated other comprehensive income (loss) and accumulated dividends in excess of earnings. The remaining equity reflected on QTS’s consolidated balance sheet is the portion of net assets that are retained by partners other than QTS, referred to as noncontrolling interests. With respect to statements of operations, the primary difference in QTS' Statements of Operations and Statements of Comprehensive Income is that for net income (loss), QTS retains its proportionate share of the net income (loss) based on its ownership of the Operating Partnership, with the remaining balance being retained by the Operating Partnership. These combined notes refer to actions or holdings as being actions or holdings of “the Company.” Although the Operating Partnership is generally the entity that enters into contracts, holds assets and issues debt, management believes that these general references to “the Company” in this context is appropriate because the business is one enterprise operated through the Operating Partnership.

As discussed above, QTS owns no operating assets and has no operations independent of the Operating Partnership and its subsidiaries. Also, the Operating Partnership owns no operating assets and has no operations independent of its subsidiaries. Obligations under the 4.75% Senior Notes due 2025 and the unsecured credit facility, both discussed in Note 5, are fully, unconditionally, and jointly and severally guaranteed by the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS Realty Trust, Inc., the Issuers or any other subsidiary guarantor, other than 1) QTS Investment Properties Manassas, LLC, a subsidiary formed in March 2018 in connection with a vacant land purchase, and has de minimis assets and operations; and 2) QTS Finance Corporation, the co-issuer of the 4.75% Senior Notes due 2025. The indenture governing the 4.75% Senior Notes due 2025 restricts the ability of the Operating Partnership to make distributions to QTS, subject to certain exceptions, including distributions required in order for QTS to maintain its status as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”).

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

Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation for real estate assets is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. For the three months ended March 31, 2018, depreciation expense related to real estate assets and non-real estate assets was $23.7 million and $3.2 million, respectively, for a total of $26.9 million. For the three months ended March 31, 2017, depreciation expense related to real estate assets and non-real estate assets was $21.4 million and $3.6 million, respectively, for a total of $25.0 million. The Company capitalizes certain development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset is ready for its intended use. Capitalization of such costs, excluding interest, aggregated to $3.5 million and $2.5 million for the three months ended March 31, 2018 and 2017, respectively. Interest is capitalized during the period of development by first applying the Company’s actual borrowing rate on the related asset and second, to the extent necessary, by applying the Company’s weighted average effective borrowing rate to the actual development and other costs expended during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $5.4 million and $3.1 million for the three months ended March 31, 2018 and 2017, respectively.

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

In March 2018, the Company completed the acquisition of approximately 61 acres of land in Manassas, Virginia for approximately $24.6 million to be used for future development. The acquisition was accounted for as an asset acquisition. The land acquired in the Manassas purchase is included within the “Construction in Progress” line item of the consolidated balance sheets.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill – The Company reviews its long-lived assets and intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. The Company recognized $4.1 million of impairment losses related to certain product related assets in the three months ended March 31, 2018.

The fair value of goodwill is the consideration transferred which is not allocable to identifiable intangible and tangible assets. Goodwill is subject to at least an annual assessment for impairment. In connection with the goodwill impairment evaluation that the Company performed on October 1, 2017, the Company determined qualitatively that it is not more likely than not that the fair value of the Company’s one reporting unit was less than the carrying amount, thus it did not perform a quantitative analysis. As the Company continues to operate and assess its Goodwill at the corporate level and its market capitalization exceeds its net asset value, further analysis was not deemed necessary as of March 31, 2018.

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

Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Debt issuance costs related to revolving debt arrangements are deferred and presented as assets on the balance sheet; however, all other debt issuance costs are recorded as a direct offset to the associated liability. Amortization of debt issuance costs, including those costs presented as offsets to the associated liability in the consolidated balance sheet, was $1.0 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively. Deferred financing costs presented as assets on the balance sheet related to revolving debt arrangements, net of accumulated amortization, are as follows:

	March 31,	December 31,
(dollars in thousands)	2018	2017
	(unaudited)

Deferred financing costs	$9,759	$9,775
Accumulated amortization	(2,398)	(1,908)
Deferred financing costs, net	$7,361	$7,867

Deferred financing costs presented as offsets to the associated liabilities on the balance sheet related to fixed debt arrangements, net of accumulated amortization, are as follows:

	March 31,	December 31,
(dollars in thousands)	2018	2017
	(unaudited)

Deferred financing costs	$12,715	$12,675
Accumulated amortization	(1,510)	(1,039)
Deferred financing costs, net	$11,205	$11,636

Initial direct costs, or deferred leasing costs, include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements. These costs are incurred when the Company executes lease agreements and represent only incremental costs that would not have been incurred if the lease agreement had not been executed. The Company incurs the same incremental costs to obtain managed services and cloud contracts with customers that are accounted for pursuant to ASC 606. These costs are accounted for under ASC 340-40 which includes the same framework for capitalization that is applied to the Company’s leasing contracts as only the direct and incremental costs of obtaining a revenue contract are capitalized. Because the framework of accounting for these costs and the underlying nature of the costs are the same for the Company’s revenue and lease contracts, the costs are presented on a combined basis within the Company’s financial statements and within the below table. Both revenue and leasing commissions are capitalized and generally amortized over the term of the related leases or the expected term of the contract using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of deferred leasing costs totaled $4.9 million and $4.2 million for the three months ended March 31, 2018 and 2017, respectively. Deferred leasing costs, net of accumulated amortization, are as follows:

	March 31,	December 31,
(dollars in thousands)	2018	2017
	(unaudited)

Deferred leasing costs	$56,563	$54,868
Accumulated amortization	(21,526)	(20,956)
Deferred leasing costs, net	$35,037	$33,912

Revenue Recognition – In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which supersedes the current revenue recognition requirements in ASC Topic 605, Revenue Recognition. Under this new guidance, entities should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This standard also requires enhanced disclosures. The standard is effective for annual and interim periods beginning after December 15, 2017. Retrospective and modified retrospective application is allowed. The Company adopted ASC Topic 606 effective January 1, 2018, and elected the modified retrospective transition approach. The adoption did not result in a cumulative catch-up adjustment to opening equity and does not change the recognition pattern of the Company’s operating revenues. Under the standard, disclosures are required to provide information on the nature, amount, timing, and uncertainty of revenue, certain costs, and cash flows arising from contracts with customers.

The Company derives its revenues from leases with customers for data center space which include lease rental revenue components and nonlease revenue components, such as power, connectivity, cloud and managed services. A description of each of the Company’s disaggregated revenue streams is as follows:

Rental Revenue

The Company’s leases with customers are classified as operating leases and rental revenue is recognized on a straight-line basis over the customer lease term. Occasionally, customer leases include options to extend or terminate the lease agreements. The Company does not include any of these extension or termination options in a customer’s lease term for lease classification purposes or recognizing rental revenue unless it is reasonably certain the customer will exercise these extension or termination options.

Rental revenue also includes revenue from power delivery on fixed power arrangements, whereby customers are billed and pay a fixed monthly fee per committed available amount of connected power. These fixed power arrangements require the Company to provide a series of distinct services of standing ready to deliver the power over the contracted term which is co-terminus with the lease. The Company recognizes revenue from these nonlease fixed power components over time on a straight-line basis in the same manner as the lease components of the contract as the customer simultaneously receives and consumes the power benefits provided over the lease term.

Rental revenue also includes amortization of set-up fees which are amortized over the term of the respective lease as discussed below.

Recoveries from Customers

Certain customer leases contain provisions under which customers reimburse the Company for power and cooling-related charges as well as a portion of the property’s real estate taxes, insurance and other operating expenses. Recoveries of power and cooling-related expenses are nonlease components and relate specifically to the Company’s variable power arrangements, whereby customers pay variable monthly fees for the specific amount of power utilized at the current utility rates. The Company’s performance obligation is to stand ready to deliver power over the life of the customer contract up to a contracted power capacity. Customers have the flexibility to increase or decrease the amount of power consumed, and therefore sub-metered power revenue is constrained at contract inception. The reimbursements are included in revenue as recoveries from customers and are recognized each month as the uncertainty related to the consideration is resolved (i.e. the Company provides power to its customers) and customers utilize the power. Reimbursement of real estate taxes, insurance, common area maintenance, or other operating expenses are accounted for as executory costs under lease guidance and are recognized as revenue in the period that the expenses are recognized.

Cloud and Managed Services

The Company may provide both its cloud product and use of its managed services to its customers on an individual or combined basis. In both its cloud and managed services offerings the Company’s performance obligation is to provide services (e.g. cloud hosting, data backup, data storage or data center personnel labor hours) to facilitate a fully integrated IT outsourcing environment over a contracted term. Although underlying services may vary, over the contracted term monthly service offerings are substantially the same and the Company accounts for the services as a series of distinct services. Service fee revenue is recognized as the revenue is earned, which generally coincides with the services being provided. As the Company has the right to consideration from customers in an amount that corresponds directly with the value to the customer of the Company’s performance of providing continuous services, the Company recognizes monthly revenue for the amount invoiced.

With respect to the transaction price allocated to remaining performance obligations within the Company’s cloud and managed service contracts, the Company has elected to use the optional exemption provided by the standard whereby the Company is not required to estimate the total transaction price allocated to remaining performance obligations as the Company applies the “right-to-invoice” practical expedient. As described above, the nature of our performance obligation in these contracts is to provide monthly services that are substantially the same and accounted for as a series of distinct services. These contracts generally have a remaining term ranging from month-to-month to three years.

Other

Other revenue primarily consists of straight line rent. Straight line rent represents the difference in rents recognized versus amounts contractually due pursuant to the underlying leases and is recorded as deferred rent receivable/payable in the consolidated balance sheets. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $26.1 million and $23.4 million as of March 31, 2018 and December 31, 2017, respectively.

Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. The Company records this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $28.7 million and $25.3 million as of March 31, 2018 and December 31, 2017, respectively. Additionally, $2.9 million and $2.6 million of deferred income was amortized into revenue for the three months ended March 31, 2018 and 2017, respectively.

Equity-based Compensation – Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification and amortized ratably over their respective vesting periods. We have elected to account for forfeitures as they occur. Equity-based compensation expense net of forfeited and repurchased awards was $3.5 million and $3.1 million for the three months ended March 31, 2018 and 2017, respectively. Equity based compensation expense for the three months ended March 31, 2018 excludes $1.4 million of equity based compensation expense associated with the acceleration of equity awards related to certain employees impacted by the Company’s strategic growth plan. The aforementioned equity based compensation expense is included in the “Restructuring” expense line item on the consolidated statements of operations.

Allowance for Uncollectible Accounts Receivable – Rents receivable are recognized when due and are carried at cost, less an allowance for doubtful accounts. The Company records a provision for losses on rents receivable equal to the estimated uncollectible accounts, which is based on management’s historical experience and a review of the current status of the Company’s receivables. As necessary, the Company also establishes an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. The aggregate allowance for doubtful accounts was $10.8 million and $11.5 million as of March 31, 2018 and December 31, 2017, respectively.

Capital Leases and Lease Financing Obligations – The Company evaluates leased real estate to determine whether the lease should be classified as a capital or operating lease in accordance with U.S. GAAP.

The Company periodically enters into capital leases for certain equipment. In addition, through its acquisition of Carpathia on June 16, 2015, the Company is party to capital leases for property and equipment, as well as certain financing obligations. The outstanding liabilities for the capital leases were $5.7 million and $7.8 million as of March 31, 2018 and December 31, 2017, respectively. The outstanding liabilities for the lease financing obligations were $0.7 million and $0.9 million as of March 31, 2018 and December 31, 2017, respectively. The net book value of the assets associated with these leases was approximately $12.6 million and $14.7 million as of March 31, 2018 and December 31, 2017, respectively. Depreciation related to the associated assets is included in depreciation and amortization expense in the Statements of Operations.

See Note 5 for further discussion of capital leases and lease financing obligations.

Segment Information – The Company manages its business as one operating segment and thus one reportable segment consisting of a portfolio of investments in data centers located primarily in the United States.

Customer Concentrations – As of March 31, 2018, one of the Company’s customers represented 11.8% of its total monthly rental revenue. No other customers exceeded 5% of total monthly rental revenue.

As of March 31, 2018, five of the Company’s customers exceeded 5% of total accounts receivable. In aggregate, these five customers accounted for approximately 36% of total accounts receivable. None of these customers exceeded 10% of total accounts receivable.

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

A deferred tax benefit has been recognized in subsequent periods, including in the three months ended March 31, 2018, in connection with recorded operating losses. As of March 31, 2018, this taxable REIT subsidiary has a net deferred tax liability position primarily due to customer-based intangibles acquired as part of the Carpathia acquisition.

The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the taxable REIT subsidiary, tax law changes and future business acquisitions. The taxable REIT subsidiaries’ effective tax rates were 23.1% and 39.7% for the three months ended March 31, 2018 and 2017, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act ("The Act"), was signed into law by President Trump. The Act contains several provisions, including the lowering of the U.S. corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018.

The Company has significant deferred tax liabilities, primarily related to fixed assets and intangibles, on its balance sheet as of March 31, 2018. The value of the net deferred tax liabilities has decreased significantly as a result of the reduction in the U.S. corporate income tax rate.

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

Interest Rate Swaps – The Company’s objectives in using interest rate swaps are to reduce variability in interest expense and to manage exposure to adverse interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

On April 5, 2017, the Company entered into forward interest rate swap agreements with an aggregate notional amount of $400 million. The forward swap agreements effectively fix the interest rate on $400 million of term loan borrowings, $200 million of swaps allocated to each term loan, from January 2, 2018 through December 17, 2021 and April 27, 2022, respectively.

The Company reflects its forward interest rate swap agreements, which are designated as cash flow hedges, at fair value as either assets or liabilities on the consolidated balance sheets within the “Other assets, net” or “Advance rents, security deposits and other liabilities” line items, as applicable. As of March 31, 2018, the fair value of interest rate swaps was $7.4 million, which was recorded within the “Other assets, net” line item of the consolidated balance sheet.

The forward interest rate swap agreements are derivatives that currently qualify for hedge accounting whereby the Company records the effective portion of changes in fair value of the interest rate swaps in accumulated other comprehensive income or loss on the consolidated balance sheets and statement of comprehensive income which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized within net income. The amount reclassified from other comprehensive income to interest expense on the consolidated statements of operations was $0.4 million for the three months ended March 31, 2018. There was no ineffectiveness recognized for the three months ended March 31, 2018. No amounts were recorded in other comprehensive income or loss on the consolidated financial statements as of and for the three months ended March 31, 2017. During the subsequent twelve months, beginning April 1, 2018, we estimate that $0.5 million will be reclassified from other comprehensive income as a reduction to interest expense.

Interest rate derivatives and their fair values as of March 31, 2018 and December 31, 2017 were as follows (unaudited and in thousands):

Notional Amount		Fixed One Month			Fair Value
March 31, 2018	December 31, 2017	LIBOR rate per annum	Effective Date	Expiration Date	March 31, 2018	December 31, 2017
$25,000	$25,000	1.989%	January 2, 2018	December 17, 2021	$453	$100
100,000	100,000	1.989%	January 2, 2018	December 17, 2021	1,822	401
75,000	75,000	1.989%	January 2, 2018	December 17, 2021	1,366	298
50,000	50,000	2.033%	January 2, 2018	April 27, 2022	940	158
100,000	100,000	2.029%	January 2, 2018	April 27, 2022	1,908	337
50,000	50,000	2.033%	January 2, 2018	April 27, 2022	942	155
$400,000	$400,000				$7,431	$1,449

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

As of March 31, 2018, the Company valued its interest rate swaps which were entered into in April 2017 primarily utilizing Level 2 inputs. See Note 13 – ‘Fair Value of Financial Instruments’ for additional details.

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current lease guidance in ASC 840, Leases. The core principle of Topic 842 requires lessees to recognize the assets and liabilities that arise from nearly all leases in the statement of financial position. Accounting applied by lessors will remain largely consistent with previous guidance, with additional changes set to align lessor accounting with the revised lessee model and the FASB’s revenue recognition guidance in Topic 606. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The standard requires a modified retrospective transition approach. The FASB has issued a Proposed Accounting Standards Update, Leases – Targeted Improvements, which proposes updates to the lease standard that include practical expedients that would remove the requirement to restate prior period financial statements upon adoption of the standard as well as a proposed practical expedient which allows lessors not to separate non-lease components from the related lease components if both the timing and pattern of revenue recognition are the same for the non-lease component(s) and related lease component and the combined single lease component would be classified as an operating lease. The Company plans to adopt ASC 842 effective January 1, 2019, and if the proposed accounting standard updated is issued in final form, the Company will apply the transition relief under the new lease standard as of January 2, 2019. As lessee, the Company does not anticipate the classification of its leases to change but will recognize a new initial lease liability and right-of-use asset on the consolidated balance sheet for all operating leases which is expected to be material to our consolidated balance sheet. As lessor, accounting for our leases will remain largely unchanged, apart from the narrower definition of initial direct costs that can be capitalized. The new lease standard more narrowly defines initial direct costs as only costs that are incremental at the signing of a lease. As the Company does not currently capitalize material non-incremental costs, it expects the impact of this change to be immaterial to the financial statements. If formally approved, the Proposed Accounting Standards Update, Leases – Targeted Improvements transition relief would eliminate the need for the Company to restate prior period comparative financial statements that would have included a right of use asset and liability from the Company’s operating leases as lessee. Additionally, from a lessor perspective, the transition relief would alleviate the Company’s need to separate lease from non-lease components within its rental revenue contracts. The Company will disclose any changes to this analysis as identified.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance on eight specific cash flow classification issues including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. The Company adopted this standard as of January 1, 2018, and provisions of the standard did not have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. Under current GAAP, the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The Company adopted this standard as of January 1, 2018, and provisions of the standard did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The Company adopted this standard as of January 1, 2018, and as a result of this new guidance, acquisitions may now be more likely to result in a transaction being classified as an asset purchase rather than a business combination.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The provisions in the update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance seeks to provide clarity and reduce both diversity in practice and cost and complexity when changing the terms or conditions of a share-based payment award. The Company adopted this standard as of January 1, 2018, and provisions of the standard did not have a material impact on its consolidated financial statements.

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

3. Acquired Intangible Assets and Liabilities

Summarized below are the carrying values for the major classes of intangible assets and liabilities (unaudited and in thousands):

		March 31, 2018			December 31, 2017
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	1 to 12 years	$95,705	$(22,500)	$73,205	$95,705	$(20,512)	$75,193
In-Place Leases	0.5 to 10 years	32,066	(14,213)	17,853	32,066	(12,987)	19,079
Solar Power Agreement (1)	17 years	13,747	(3,032)	10,715	13,747	(2,830)	10,917
Platform Intangible	3 years	9,600	(8,762)	838	9,600	(8,133)	1,467
Acquired Favorable Leases	0.5 to 8 years	4,649	(2,581)	2,068	4,649	(2,328)	2,321
Tradenames	3 years	3,100	(2,829)	271	3,100	(2,626)	474
Total Intangible Assets		$158,867	$(53,917)	$104,950	$158,867	$(49,416)	$109,451

Solar Power Agreement (1)	17 years	13,747	(3,032)	10,715	13,747	(2,830)	10,917
Acquired Unfavorable Leases
Acquired below market leases - as Lessor	3 to 4 years	809	(434)	375	809	(375)	434
Acquired above market leases - as Lessee	11 to 12 years	2,453	(604)	1,849	2,453	(550)	1,903
Total Intangible Liabilities (2)		$17,009	$(4,070)	$12,939	$17,009	$(3,755)	$13,254

(1)	Amortization related to the Solar Power Agreement asset and liability is recorded at the same rate and therefore has no net impact on the statement of operations.
(2)	Intangible liabilities are included within the “Advance rents, security deposits and other liabilities” line item of the consolidated balance sheets.

Above or below market leases are amortized as a reduction to or increase in rental revenue as well as a reduction to rent expense in the case of the Company as lessee over the remaining lease terms. The net effect of amortization of acquired above‑market and below‑market leases resulted in a net decrease in rental revenue of $0.1 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. The estimated amortization of acquired favorable and unfavorable leases for each of the five succeeding fiscal years ending December 31 is as follows (unaudited and in thousands):

	Net Rental Revenue Decreases	Rental Expense Decreases
2018 (April - December)	$487	$162
2019	479	216
2020	647	216
2021	46	216
2022	17	216
Thereafter	17	823
Total	$1,693	$1,849

Net amortization of all other identified intangible assets and liabilities was $4.0 million and $4.7 million for the three months ended March 31, 2018 and 2017, respectively. The estimated net amortization of all other identified intangible assets and liabilities for each of the five succeeding fiscal years ending December 31 is as follows (unaudited and in thousands):

2018 (April - December)	$10,528
2019	11,965
2020	11,379
2021	10,137
2022	9,910
Thereafter	38,248
Total	$92,167

4. Real Estate Assets and Construction in Progress

The following is a summary of properties owned or leased by the Company as of March 31, 2018 and December 31, 2017 (in thousands):

As of March 31, 2018 (unaudited):

Property Location	Land	Buildings, Improvements and Equipment	Construction in Progress	Total Cost
Atlanta, Georgia (Atlanta-Metro)	$20,416	$461,668	$24,705	$506,789
Irving, Texas	8,606	326,024	69,317	403,947
Richmond, Virginia	2,180	254,868	63,007	320,055
Chicago, Illinois	9,400	95,691	128,587	233,678
Suwanee, Georgia (Atlanta-Suwanee)	3,521	168,759	3,266	175,546
Ashburn, Virginia (3)	—	158	170,741	170,899
Piscataway, New Jersey	7,466	84,122	38,898	130,486
Santa Clara, California (1)	—	100,450	7,052	107,502
Dulles, Virginia	3,154	77,569	3,952	84,675
Sacramento, California	1,481	64,438	16	65,935
Leased Facilities (2)	—	57,499	6,417	63,916
Fort Worth, Texas	9,079	18,423	34,887	62,389
Princeton, New Jersey	20,700	32,987	595	54,282
Phoenix, Arizona (3)	—	—	28,269	28,269
Hillsboro, Oregon (3)	—	—	31,593	31,593
Manassas, Virginia (3)	—	—	24,717	24,717
Other (4)	2,212	35,666	35	37,913
	$88,215	$1,778,322	$636,054	$2,502,591

(1)	Owned facility subject to long-term ground sublease.
(2)	Includes 11 facilities. All facilities are leased, including those subject to capital leases.
(3)

Represent land purchases. Land acquisition costs, as well as subsequent development costs, are included within construction in progress until development on the land has ended and the asset is ready for its intended use.

(4)	Consists of Miami, FL; Lenexa, KS and Overland Park, KS facilities.

As of December 31, 2017:

Property Location	Land	Buildings, Improvements and Equipment	Construction in Progress	Total Cost
Atlanta, Georgia (Atlanta-Metro)	$20,416	$452,836	$28,614	$501,866
Irving, Texas	8,606	276,894	86,320	371,820
Richmond, Virginia	2,180	254,603	61,888	318,671
Chicago, Illinois	9,400	81,463	135,479	226,342
Suwanee, Georgia (Atlanta-Suwanee)	3,521	165,915	3,620	173,056
Ashburn, Virginia (3)	—	—	106,952	106,952
Piscataway, New Jersey	7,466	83,251	37,807	128,524
Santa Clara, California (1)	—	100,028	6,989	107,017
Dulles, Virginia	3,154	76,239	3,565	82,958
Sacramento, California	1,481	64,251	58	65,790
Leased Facilities (2)	—	59,460	5,534	64,994
Fort Worth, Texas	9,079	17,894	33,774	60,747
Princeton, New Jersey	20,700	32,948	451	54,099
Phoenix, Arizona (3)	—	—	27,402	27,402
Hillsboro, Oregon (3)	—	—	29,278	29,278
Other (4)	2,213	35,505	88	37,806
	$88,216	$1,701,287	$567,819	$2,357,322

(1)	Owned facility subject to long-term ground sublease.
(2)	Includes 11 facilities. All facilities are leased, including those subject to capital leases.
(3)

Represent land purchases. Land acquisition costs, as well as subsequent development costs, are included within construction in progress until development on the land has ended and the asset is ready for its intended use.

(4)	Consists of Miami, FL; Lenexa, KS; Overland Park, KS; and Duluth, GA facilities.

5.  Debt

Below is a listing of the Company’s outstanding debt, including capital leases and lease financing obligations, as of March 31, 2018 and December 31, 2017 (in thousands):

	Weighted Average
	Coupon Interest Rate at		March 31,	December 31,
	March 31, 2018	Maturities	2018	2017
	(unaudited)		(unaudited)
Unsecured Credit Facility
Revolving Credit Facility	3.35%	December 17, 2021	$138,000	$131,000
Term Loan I	3.35%	December 17, 2022	350,000	350,000
Term Loan II	3.37%	April 27, 2023	350,000	350,000
Senior Notes	4.75%	November 15, 2025	400,000	400,000
Lenexa Mortgage	4.10%	May 1, 2022	1,850	1,866
Capital Lease and Lease Financing Obligations	1.98%	2018 - 2019	6,375	8,699
	3.80%		1,246,225	1,241,565
Less net debt issuance costs			(11,205)	(11,636)
Total outstanding debt, net			$1,235,020	$1,229,929

Credit Facilities, Senior Notes and Mortgage Notes Payable

(a) Unsecured Credit Facility – In December 2017, the Company amended its amended and restated unsecured credit facility (the “unsecured credit facility”), increasing the total capacity to $1.52 billion and extending the term. The unsecured credit facility includes a $350 million term loan which matures on December 17, 2022, a $350 million term loan which matures on April 27, 2023, and an $820 million revolving credit facility which matures on December 17, 2021, with a one year extension option. Amounts outstanding under the amended unsecured credit facility bear interest at a variable rate equal to, at the Company’s election, LIBOR or a base rate, plus a spread that will vary depending upon the Company’s leverage ratio. For revolving credit loans, the spread ranges from 1.55% to 2.15% for LIBOR loans and 0.55% to 1.15% for base rate loans. For term loans, the spread ranges from 1.50% to 2.10% for LIBOR loans and 0.50% to 1.10% for base rate loans. The unsecured credit facility also includes a $400 million accordion feature.

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

As of March 31, 2018, the Company had outstanding $838 million of indebtedness under the unsecured credit facility, consisting of $138 million of outstanding borrowings under the unsecured revolving credit facility and $700 million outstanding under the term loans, exclusive of net debt issuance costs of $5.7 million. In connection with the unsecured credit facility, as of March 31, 2018, the Company had additional letters of credit outstanding aggregating to $2.1 million. As of March 31, 2018, the weighted average interest rate for amounts outstanding under the unsecured credit facility, including the effects of interest rate swaps, was 3.36%.

On April 5, 2017, the Company entered into forward interest rate swap agreements with an aggregate notional amount of $400 million. The forward swap agreements effectively fix the interest rate on $400 million of term loan borrowings, $200 million of swaps allocated to each term loan, from January 2, 2018 through December 17, 2021 and April 27, 2022, respectively. The weighted average effective fixed interest rate on the $400 million notional amount of term loan financing approximates 3.5% and commenced on January 2, 2018.

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

On November 8, 2017, the Issuers, the Company and certain of its other subsidiaries entered into a purchase agreement pursuant to which the Issuers issued $400 million aggregate principal amount of 4.75% Senior Notes due November 15, 2025 (the “Senior Notes”) in a private offering. The Senior Notes have an interest rate of 4.750% per annum and were issued at a price equal to 100% of their face value. The net proceeds from the offering were used to fund the redemption of, and satisfy and discharge the indenture pursuant to which the Issuers issued, all of their outstanding 2022 Notes and to repay a portion of the amount outstanding under the Company’s unsecured revolving credit facility. As of March 31, 2018, the outstanding net debt issuance costs associated with the Senior Notes were $5.7 million.

The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS Realty Trust, Inc., the Issuers or any other subsidiary guarantor, other than 1) QTS Investment Properties Manassas, LLC, a subsidiary formed in March 2018 in connection with a vacant land purchase, and has de minimis assets and operations; and 2) QTS Finance Corporation, the co-issuer of the Senior Notes. QTS does not guarantee the Senior Notes and will not be required to guarantee the Senior Notes except under certain circumstances. The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of November 8, 2017, among QTS, the Issuers, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee.

The annual remaining principal payment requirements as of March 31, 2018 per the contractual maturities and excluding extension options, capital leases and lease financing obligations, are as follows (unaudited and in thousands):

2018	$44
2019	68
2020	71
2021	138,074
2022	350,077
Thereafter	751,516
Total	$1,239,850

As of March 31, 2018, the Company was in compliance with all of its covenants.

Capital Leases

The Company has historically entered into capital leases for certain equipment.  In addition, through its acquisition of Carpathia on June 16, 2015, the Company acquired capital leases of both equipment and certain properties. Total outstanding liabilities for capital leases were $5.7 million as of March 31, 2018, of which $4.3 million were assumed through the Carpathia acquisition, all of which was related to the lease of real property.  Carpathia had entered into capital lease arrangements for datacenter space under two lease agreements expiring in 2018 and 2019 at its Harrisonburg, Virginia and Ashburn, Virginia locations. Total recurring monthly payments range from approximately $0.2 million to $0.5 million during the terms of the leases, in addition to payments made for utilities. Depreciation related to the associated assets for the capital leases is included in depreciation and amortization expense in the Statements of Operations and Statements of Comprehensive Income.

Lease Financing Obligations

The Company, through its acquisition of Carpathia has a lease financing agreement in connection with a $4.8 million tenant improvement allowance on one of its data center lease agreements. The financing requires monthly payments of principal and interest of less than $0.1 million through February 2019. The outstanding balance on the financing agreement was $0.7 million as of March 31, 2018. Depreciation expense on the related leasehold improvements is included in depreciation and amortization expense in the Statements of Operations.

The following table summarizes the Company’s combined future payment obligations, excluding interest, as of March 31, 2018, on the capital leases and lease financing obligations above (unaudited and in thousands):

2018	$5,293
2019	956
2020	117
2021	9
2022	—
Thereafter	—
Total	$6,375

6. Restructuring

On February 20, 2018, the Company announced a strategic growth plan to realign its product offerings around its hyperscale and hybrid colocation product offerings, along with technology and services from the Company’s cloud and managed services business that support hyperscale and hybrid colocation customers. As part of the strategic growth plan, the Company is narrowing its focus around certain of its cloud and managed services offerings. The Company has incurred and will continue to incur various expenses associated with the strategic growth plan through 2018, with such costs included in the “Restructuring” line item on the consolidated income statement.

Restructuring charges incurred during the three months ended March 31, 2018 are as follows:

		Equity Based
		Compensation and	Product Related
	Severance	Professional Fees	and Other	Total
Balance as of December 31, 2017	$—	$—	$—	$—
Expensed but not paid	1,738	1,936	4,346	8,020
Cash paid	510	—	—	510
Balance as of March 31, 2018	$2,248	$1,936	$4,346	$8,530

In addition to the expenses incurred to date, the Company expects to incur a total of approximately $10 million to $15 million in expenses associated with this strategic growth plan through December 31, 2018. This does not include any charges that may be taken in future periods on assets that are being transitioned to the Company’s strategic partner, as those specific assets have not yet been identified.

7. Commitments and Contingencies

The Company is subject to various routine legal proceedings and other matters in the ordinary course of business. The Company currently does not have any litigation that would have material adverse impact on the Company’s financial statements.

8. Partners’ Capital, Equity and Incentive Compensation Plans

QualityTech, LP

QTS has the full power and authority to do all the things necessary to conduct the business of the Operating Partnership.

As of March 31, 2018, the Operating Partnership had three classes of limited partnership units outstanding: Preferred Stock Units, Class A units of limited partnership interest (“Class A units”) and Class O LTIP units of limited partnership units (“Class O units”). The Class A units are now redeemable at any time for cash or shares of Class A common stock of QTS. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). Class O units are pari passu with Class A units. Each Class O unit is convertible into Class A units by the Operating Partnership at any time or by the holder at any time following full vesting (if such unit is subject to vesting) based on formulas contained in the partnership agreement.

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

The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the three months ended March 31, 2018 (unaudited):

	2010 Equity Incentive Plan			2013 Equity Incentive Plan
	Number of Class O units	Weighted average exercise price	Weighted average fair value	Options	Weighted average exercise price	Weighted average fair value	Restricted Stock		Weighted average grant date value
Outstanding at December 31, 2017	568,040	$23.52	$5.00	1,369,270	$38.18	$7.80	381,864		$46.37
Granted	—	—	—	672,549	34.03	5.63	340,033		35.27
Exercised/Vested (1)	(459,472)	23.31	4.73	—	—	—	(101,248)		48.90
Cancelled/Expired	(1,567)	25.00	10.26	—	—	—	(31,010)	(2)	47.06
Outstanding at March 31, 2018	107,001	$24.40	$6.06	2,041,819	$36.81	$7.08	589,639		$39.50

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

The assumptions and fair values for restricted stock and options to purchase shares of Class A common stock granted for the three months ended March 31, 2018 are included in the following table on a per unit basis (unaudited). Options to purchase shares of Class A common stock were valued using the Black-Scholes model.

Three Months Ended March 31, 2018
Fair value of restricted stock granted	$34.03 - $54.01
Fair value of options granted	$5.55 - $5.64
Expected term (years)	5.5 - 6.0
Expected volatility	28%
Expected dividend yield	4.82%
Expected risk-free interest rates	2.69% - 2.73%

The following tables summarize information about awards outstanding as of March 31, 2018 (unaudited).

	Operating Partnership Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Class O Units	$20.00 - 25.00	107,001	—
Total Operating Partnership awards outstanding		107,001

	QTS Realty Trust, Inc. Awards Outstanding
	Exercise prices	Awards outstanding	Weighted average remaining vesting period (years)
Restricted stock	$—	589,639	2.0
Options to purchase Class A common stock	$21.00 - 50.66	2,041,819	1.3
Total QTS Realty Trust, Inc. awards outstanding		2,631,458

As of March 31, 2018, there were no Class RS units outstanding. Any remaining nonvested awards are valued as of the grant date and generally vest ratably over a defined service period. As of March 31, 2018 there were approximately 0.6 million and 0.9 million nonvested restricted Class A common stock and options to purchase Class A common stock outstanding, respectively. As of March 31, 2018 the Company had $27.1 million of unrecognized equity-based compensation expense which will be recognized over a remaining weighted-average vesting period of 1.5 years. The total intrinsic value of the awards outstanding at March 31, 2018 was $30.1 million.

Dividends and Distributions

The following tables present quarterly cash dividends and distributions paid to QTS’ common stockholders and the Operating Partnership’s unit holders for the three months ended March 31, 2018 and 2017 (unaudited):

Three Months Ended March 31, 2018
Record Date	Payment Date	Per Common Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
December 5, 2017	January 5, 2018	$0.39	$22.2
			$22.2

Three Months Ended March 31, 2017
Record Date	Payment Date	Per Common Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
December 16, 2016	January 5, 2017	$0.36	$19.7
			$19.7

Additionally, on April 5, 2018, the Company paid its regular quarterly cash dividend of $0.41 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on March 22, 2018.

Equity Issuances

In March 2017, QTS established an “at-the-market” equity offering program (the “ATM Program”) pursuant to which the Company may issue, from time to time, up to $300 million of its Class A common stock. The Company issued no shares under the ATM Program during the three months ended March 31, 2018.

On March 15, 2018, QTS issued 4,280,000 shares of 7.125% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) with a liquidation preference of $25.00 per share, which included 280,000 shares of the underwriters’ partial exercise of their option to purchase additional shares. The Company used the net proceeds of approximately $103.2 million to repay amounts outstanding under its unsecured revolving credit facility. In connection with the issuance of the Series A Preferred Stock, on March 15, 2018 the Operating Partnership issued to the Company 4,280,000 Series A Preferred Units, which have economic terms that are substantially similar to the Company’s Series A Preferred Stock. The Series A Preferred Units were issued in exchange for the Company’s contribution of the net offering proceeds of the offering of the Series A Preferred Stock to the Operating Partnership.

Dividends on the Series A Preferred Stock will be payable quarterly in arrears on or about the 15th day of each January, April, July and October. The first dividend on the Series A Preferred Stock was paid on April 16, 2018, in the amount of $0.14844 per share. The Series A Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A Preferred Stock will rank senior to common stock with respect to the payment of distributions and other amounts. Except in instances relating to preservation of QTS’s qualification as a REIT or pursuant to the Company’s special optional redemption right, the Series A Preferred Stock is not redeemable prior to March 15, 2023. On and after March 15, 2023, the Company may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption.

Upon the occurrence of a change of control, the Company has a special optional redemption right that enables it to redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, within 120 days after the first date on which a change of control has occurred resulting in neither QTS nor the surviving entity having a class of common shares listed on the NYSE, NYSE Amex, or NASDAQ or the acquisition of beneficial ownership of its stock entitling a person to exercise more than 50% of the total voting power of all our stock entitled to vote generally in election of directors. The special optional redemption price is $25.00 per share, plus any accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption.

Upon the occurrence of a change of control, holders will have the right (unless the Company has elected to exercise its special optional redemption right to redeem their Series A Preferred Stock) to convert some or all of such holder’s Series A Preferred Stock into a number of shares of Class A common stock, par value $0.01 per share, equal to the lesser of:

•

the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid dividends (whether or not declared) to, but not including, the change of control conversion date (unless the change of control conversion date is after a record date for a Series A Preferred Stock dividend payment and prior to the corresponding Series A Preferred Stock dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this sum) by (ii) the Common Stock Price; and

•	1.46929 (i.e., the Share Cap);

subject, in each case, to certain adjustments and provisions for the receipt of alternative consideration of equivalent value as described in the prospectus supplement for the Series A Preferred Stock.

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

On May 4, 2017, the stockholders of the Company approved an amendment and restatement of the Plan (the “2017 Plan”). The 2017 Plan became effective July 1, 2017 and is administered by the Compensation Committee of the board of directors (or by a committee of one or more persons appointed by it or the board of directors). The 2017 Plan permits participants to purchase the Company’s Class A common stock at a discount of up to 10% (as determined by the Compensation Committee). Employees of the Company and its majority-owned subsidiaries who have been employed for at least thirty days and who perform at least thirty hours of service per week for the Company are eligible to participate in the 2017 Plan, excluding any employee who, at any time during which the payroll deductions are made on behalf of the participating employees to purchase stocks, owns shares representing five percent or more of the total combined voting power or value of all classes of shares of the Company, or who is a Section 16 officer. Under the 2017 Plan, there are four purchase periods per year, and participants may deduct a minimum of $20 per paycheck and a maximum of $1,000 per paycheck towards the purchase of shares. Shares purchased under the 2017 Plan are subject to a one-year holding period following the purchase date, during which they may not be sold or transferred.

9. Related Party Transactions

The Company periodically executes transactions with entities affiliated with its Chairman and Chief Executive Officer. Such transactions include automobile, furniture and equipment purchases as well as building operating lease payments and receipts, and reimbursement for the use of a private aircraft service by the Company’s officers and directors.

The transactions which occurred during the three months ended March 31, 2018 and 2017 are outlined below (unaudited and in thousands):

	Three Months Ended
	March 31,
	2018	2017
Tax, utility, insurance and other reimbursement	$261	$143
Rent expense	254	254
Capital assets acquired	158	233
Total	$673	$630

10. Noncontrolling Interest

Concurrently with the completion of the IPO, QTS consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership as of the date of the IPO.

Commencing at any time beginning November 1, 2014, at the election of the holders of the noncontrolling interest, the Class A units of the Operating Partnership are redeemable for cash or, at the election of the Company, Class A common stock of the Company on a one-for-one basis. As of March 31, 2018, the noncontrolling ownership interest percentage of QualityTech, LP was 11.5%.

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

The computation of basic and diluted net income per share is as follows (in thousands, except per share data, and unaudited):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net income (loss)	$(252)	$5,568
Loss (income) attributable to noncontrolling interests	29	(691)
Preferred stock dividends	(328)	—
Earnings attributable to participating securities	(258)	(233)
Net income (loss) available to common stockholders after allocation of participating securities	$(809)	$4,644
Denominator:
Weighted average shares outstanding - basic	50,279	47,485
Effect of Class O units and options to purchase Class A common stock on an "as if" converted basis *	—	876
Weighted average shares outstanding - diluted	50,279	48,361

Basic net income (loss) per share	$(0.02)	$0.10

Diluted net income (loss) per share	$(0.02)	$0.10

*

Does not include Class A partnership units of 6.6 million and 6.8 million for the three months ended March 31, 2018 and 2017, respectively, and 0.5 million reflecting the effects of Class O units and options to purchase common stock on an "as if" converted basis for the three months ended March 31, 2018, as their respective inclusion would have been antidilutive.

12. Contracts with Customers

Future minimum payments to be received under non-cancelable customer contracts (inclusive of payments for contracts which have not yet commenced, and exclusive of recoveries of operating costs from customers) are as follows for the years ending December 31 (unaudited and in thousands):

2018 (April - December)	$267,764
2019	295,789
2020	219,661
2021	171,447
2022	105,632
Thereafter	122,238
Total	$1,182,531

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

Interest rate swaps: Currently, the Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the provisions of fair value accounting guidance, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2018 or December 31, 2017.

Credit facility and Senior Notes: The Company’s unsecured credit facility did not have interest rates which were materially different than current market conditions and therefore, the fair value approximated the carrying value.  The fair value of the Company’s Senior Notes was estimated using Level 2 “significant other observable inputs,” primarily based on quoted market prices for the same or similar issuances. At March 31, 2018, the fair value of the Senior Notes was approximately $375.0 million.

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

14. Subsequent Events

On April 5, 2018, the Company paid its regular quarterly cash dividend of $0.41 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on March 22, 2018.

On April 16, 2018, the Company paid a quarterly cash dividend of $0.14844 per share on its 7.125% Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on March 15, 2018.

On April 24, 2018, the Company, through the Operating Partnership, and Quality Technology Services Holding, LLC, a wholly owned subsidiary of the Operating Partnership, entered into definitive agreements with General Datatech, L.P. (“GDT”), an international provider of managed IT solutions, pursuant to which the Company agreed to assign to GDT certain assets, contracts and liabilities associated with the Company’s cloud and managed services products in exchange for, among other things, certain cash payments and the payment by GDT of continuing channel fees to the Company based on revenue received under the assigned contracts and any new customers referred by the Company. These assets, contracts and liabilities primarily consist of customer contracts and certain physical equipment. The Company and its affiliates expect to complete the transfer of these assets, contracts and liabilities by the end of 2018. However, after August 31, 2018, the Company and its affiliates have no obligation to transfer any assets, contracts or liabilities that have not been transferred by such date, and it has not yet determined whether all of such assets, contracts or liabilities or only a portion thereof ultimately will be transferred. Under the agreements, the Company will transition certain cloud and managed services customer contracts and support to GDT, and GDT will expand its colocation presence within the Company’s facilities to support customers as they are migrated to GDT’s platform. The agreements fulfill part of the Company’s strategic growth plan announced in February 2018 – see Note 6 ‘Restructuring’ for additional details.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the financial condition and results of operations of QTS Realty Trust, Inc., a Maryland corporation, (“QTS”), which includes the operations of QualityTech, LP (the “Operating Partnership”), for the three months ended March 31, 2018 and 2017. You should read the following discussion and analysis in conjunction with QTS’ and the Operating Partnership’s accompanying consolidated financial statements and related notes contained elsewhere in this Form 10-Q. We believe it is important for investors to understand the few differences between the financial statements of QTS and the Operating Partnership. See “Explanatory Note” for an explanation of these few differences. Since the financial data presented in this Item 2 does not contain any differences between QTS and the Operating Partnership, all periods presented reflect the operating results of both QTS and the Operating Partnership.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Any forward-looking statement speaks only as of the date on which it was made. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and Item 1A. “Risk Factors” of this Form 10-Q.

Overview

We are a leading provider of secure, compliant data center and managed services solutions. We refer to our primary data center products as Hyperscale and Hybrid Colocation. Our integrated technology platform provides flexible, scalable, secure IT solutions for web and IT applications.

On February 20, 2018, we announced a strategic growth plan to realign our product offerings around our hyperscale and hybrid colocation product offerings, along with technology and services from our cloud and managed services business that support hyperscale and hybrid colocation customers. As part of the strategic growth plan we are narrowing our focus around certain of our cloud and managed services offerings, including some colocation revenue attached to certain customers in the cloud and managed services business that we expect will not remain with the Company post-transition. Also in connection with the strategic growth plan, on April 24, 2018, we entered into definitive agreements with General Datatech, L.P. (“GDT”), an international provider of managed IT solutions, pursuant to which we agreed to assign to GDT certain assets, contracts and liabilities associated with our cloud and managed services products in exchange for, among other things, certain cash payments and the payment by GDT of continuing channel fees to us based on revenue received under the assigned contracts and any new customers referred by us. These assets, contracts and liabilities primarily consist of customer contracts and certain physical equipment. We expect to complete the transfer of these assets, contracts and liabilities by the end of 2018. However, after August 31, 2018, we have no obligation to transfer any assets, contracts or liabilities that have not been transferred by such date, and we have not yet determined whether all of such assets, contracts or liabilities or only a portion thereof ultimately will be transferred. Under the agreements, we will transition certain cloud and managed services customer contracts and support to GDT, and GDT will expand its colocation presence within our facilities to support customers as they are migrated to GDT’s platform.

We operate a portfolio of 26 data centers located throughout the United States, Canada, Europe and Asia. Within the United States, we are located in some of the top U.S. data center markets plus other high-growth markets. Our data centers are highly specialized, full-service, mission-critical facilities used by our customers to house, power and cool the networking equipment and computer systems that support their most critical business processes. We believe that our data centers are best-in-class and engineered to adhere to the highest specifications commercially available to customers, providing fully redundant, high-density power and cooling sufficient to meet the needs of major national and international companies and organizations. This is in part reflected by our operating track record of “five-nines” (99.999%) reliability and by our diverse customer base, including financial institutions, healthcare companies, government agencies, communications service providers, software companies and global Internet companies.

We account for the operations of all of our properties in one reporting segment.

As of March 31, 2018, QTS owned an approximate 88.5% ownership interest in the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.

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

Our Hyperscale customers typically are large enterprises with significant IT expertise and specific IT requirements, including financial institutions and the world’s largest global Internet companies. Our Hybrid Colocation customers consist of a wide range of organizations, including major healthcare, telecommunications, U.S. governmental agencies and software and web-based companies.

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of March 31, 2018, only five of our customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 11.8% of our MRR and the next largest customer accounting for only 4.5% of our MRR.

Our Portfolio

We develop and operate 26 data centers located throughout the United States, Canada, Europe and Asia, containing an aggregate of approximately 6.2 million gross square feet of space (approximately 94% of which is wholly owned by us), including approximately 2.7 million “basis-of-design” raised floor square feet, which represents the total data center raised floor potential of our existing data center facilities. This represents the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the configuration that we deploy. We build out our data center facilities for both general use (colocation) and for executed leases that require significant amounts of space and power, depending on the needs of each facility at that time. As of March 31, 2018, this space included approximately 1,436,000 raised floor operating net rentable square feet, or NRSF, plus approximately 1.3 million square feet of additional raised floor in our development pipeline, of which approximately 82,000 NRSF is expected to become operational by December 31, 2018. Of the total 1.3 million NRSF in our development pipeline, approximately 98,000 square feet was related to customer leases which had been executed but not yet commenced. Our facilities collectively have access to approximately 674 megawatts (“MW”) of available utility power. We believe such access to power gives us a competitive advantage in redeveloping data center space, since access to power is usually the most limiting and expensive component in data center redevelopment.

The following table presents an overview of the portfolio of operating properties that we own or lease, based on information as of March 31, 2018:

			Operating Net Rentable Square Feet (Operating NRSF) (3)
Property	Year Acquired (1)	Gross Square Feet (2)	Raised Floor (4)	Office & Other (5)	Supporting Infrastructure (6)	Total	% Occupied and Billing (7)	Annualized Rent (8)	Available Utility Power (MW) (9)	Basis of Design NRSF	Current Raised Floor as a % of BOD
Richmond, VA	2010	1,318,353	167,309	51,093	178,854	397,256	71.4%	$41,727,178	110	557,309	30.0%
Atlanta, GA (Metro)	2006	968,695	463,986	36,953	336,266	837,205	96.9%	$97,868,897	72	527,186	88.0%
Irving, TX	2013	698,000	168,160	6,981	170,323	345,464	93.0%	$45,235,835	140	275,701	61.0%
Princeton, NJ	2014	553,930	58,157	2,229	111,405	171,791	100.0%	$10,035,602	22	158,157	36.8%
Chicago, IL	2014	474,979	33,000	-	35,102	68,102	81.5%	$9,537,069	8	215,855	15.3%
Ashburn, VA	2017	445,000	-	-	-	-	-%	$-	50	178,000	-%
Manassas, VA	2018	118,031	-	-	-	-	-%	$-	24	66,324	-%
Suwanee, GA	2018	369,822	205,608	8,697	107,128	321,433	92.2%	$59,901,930	36	205,608	100.0%
Piscataway, NJ	2005	360,000	88,820	14,311	91,851	194,982	85.3%	$14,247,347	111	176,000	50.5%
Fort Worth, TX	2016	261,836	10,600	-	19,438	30,038	100.0%	$2,004,122	50	80,000	13.3%
Santa Clara, CA*	2016	135,322	55,905	944	45,094	101,943	77.7%	$21,041,282	11	80,940	69.1%
Sacramento, CA	2007	92,644	54,595	2,794	23,916	81,305	44.9%	$11,635,192	8	54,595	100.0%
Dulles, VA	2012	87,159	30,545	5,997	32,892	69,434	55.1%	$31,738,184	13	48,270	63.3%
Leased facilities **	2017	206,631	76,451	19,450	42,001	137,902	37.6%	$31,734,599	14	97,692	78.3%
Other ***	2006 & 2015	147,435	22,380	49,337	30,074	101,791	68.2%	$6,262,402	5	22,380	100.0%
Total		6,237,837	1,435,516	198,786	1,224,344	2,858,646	86.4%	$382,969,639	674	2,744,017	52.3%

(1)	Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
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
(7)

Calculated as data center raised floor that is subject to a signed lease for which space is occupied (1,004,195 square feet as of March 31, 2018) divided by leasable raised floor based on the current configuration of the properties (1,162,747 square feet as of March 31, 2018), expressed as a percentage.

(8)

We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under executed contracts as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed contracts as of a particular date, unless otherwise specifically noted, nor does it reflect the accounting associated with any free rent, rent abatements or future scheduled rent increases.

(9)	Represents installed utility power and transformation capacity that is available for use by the facility as of March 31, 2018.

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

Monthly Recurring Revenue (“MRR”). We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed contracts as of a particular date, unless otherwise specifically noted, nor does it reflect the accounting associated with any free rent, rent abatements or future scheduled rent increases.

Annualized Rent. We define annualized rent as MRR multiplied by 12.

Rental Churn. We define rental churn as the MRR lost in the period due to a customer intending to fully exit the QTS platform in the near term compared to total MRR at the beginning of the period.

Leasable Raised Floor. We define leasable raised floor as the amount of raised floor square footage that we have leased plus the available capacity of raised floor square footage that is in a leasable format as of a particular date and according to a particular product configuration. The amount of our leasable raised floor may change even without completion of new redevelopment projects due to changes in our configuration of product space.

Percentage (%) Occupied and Billing. We define percentage occupied and billing as the raised floor square footage that is subject to a signed lease for which billing has commenced as of a particular date compared to leasable raised floor based on the current configuration of the properties as of that date, expressed as a percentage.

Booked-not-Billed. We define booked-not-billed as our customer leases that have been signed, but for which lease payments have not yet commenced.

Factors That May Influence Future Results of Operations and Cash Flows

Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of March 31, 2018, we had in place customer leases generating revenue for approximately 86% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental and certain cloud and managed services rates at our properties. Future economic downturns, regional downturns or downturns in the technology industry could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. Negative trends in one or more of these factors could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.

Strategic Growth Plan. Our ability to successfully realign our product offerings around hyperscale and hybrid colocation as well as transition certain yet to be determined assets, contracts and liabilities associated with our cloud and managed services products to GDT may influence our future results of operations and cash flows. We expect a reduction in cloud and managed services revenue as we transition certain customers to GDT over the course of 2018. In addition, we will incur certain restructuring charges associated with the strategic growth plan, of which approximately $8.5 million were incurred during the three months ended March 31, 2018.

Leasing Arrangements. As of March 31, 2018, 37% of our MRR came from customers which individually occupied greater than or equal to 6,600 square feet of space (or approximately 1 MW of power), with the remaining 63% attributable to customers utilizing less than 6,600 square feet of space. As of March 31, 2018, approximately 44% of our MRR was attributable to the metered power model, the majority of which is comprised of customers that individually occupy greater than 6,600 square feet of space. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of March 31, 2018, the remaining approximately 56% of our MRR was attributable to the gross lease or managed service model. Under this model, the customer pays us a fixed amount on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers incur more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease or managed service model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. These leases generally have a term of three years or less.

Scheduled Lease Expirations. Our ability to minimize rental churn and customer downgrades at renewal and renew, lease and re-lease expiring space will impact our results of operations and cash flows. Leases which have commenced billing representing approximately 30% and 13% of our total leased raised floor are scheduled to expire during the years ending December 31, 2018 (including all month-to-month leases) and 2019, respectively. These leases also represented approximately 32% and 22%, respectively, of our annualized rent as of March 31, 2018. Given that our average rent for larger contracts tend to be at or below market rent at expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.

Acquisitions, Development and Financing. Our revenue growth also will depend on our ability to acquire and redevelop and/or construct and subsequently lease data center space at favorable rates. We generally fund the cost of data center acquisition, construction and/or redevelopment from our net cash provided by operations, revolving credit facility, other unsecured and secured borrowings or the issuance of additional equity. We believe that we have sufficient access to capital from our current cash and cash equivalents, and borrowings under our credit facility to fund our redevelopment projects.

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

General Leasing Activity

During the three months ended March 31, 2018, we entered into customer leases representing approximately $1.4 million of incremental MRR, net of downgrades (and representing approximately $16.7 million of incremental annualized rent, net of downgrades) at $413 per square foot. In addition, $5.3 million of leasing commissions was associated with new and renewal leasing activity for the three months ended March 31, 2018.

During the three months ended March 31, 2018, we renewed leases with a total annualized rent of $24.0 million at an average rent per square foot of $240, which was 5.3% higher than the annualized rent prior to their respective renewals. We define renewals as leases where the customer retains the same amount of space before and after renewal, which facilitates rate comparability. Customers that renew with adjustments to square feet are reflected in the net leasing activity discussed above. The rental churn rate for the three months ended March 31, 2018 was 1.8%.

During the three months ended March 31, 2018, we commenced customer leases representing approximately $3.3 million of MRR (and representing approximately $39.5 million of annualized rent) at $691 per square foot.

As of March 31, 2018, our booked-not-billed MRR balance (which represents customer leases that have been executed, but for which lease payments have not commenced as of March 31, 2018) was approximately $4.8 million, or $57.4 million of annualized rent. The booked-not-billed balance is expected to contribute an incremental $16.1 million to revenue in 2018 (representing $28.5 million in annualized revenues), an incremental $13.4 million in 2019 (representing $17.3 million in annualized revenues) and an incremental $11.5 million in annualized revenues thereafter.

We estimate the remaining capital cost to provide the space, power, connectivity and other services to the customer contracts which had been booked but not billed as of March 31, 2018 to be approximately $106 million. This estimate generally includes customers with newly contracted space of more than 3,300 square feet. The space, power, connectivity and other services provided to customers that contract for smaller amounts of space is generally provided by existing space which was previously developed.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Changes in revenues and expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 are summarized below (unaudited and in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Revenues:
Rental	$85,713	$79,117	$6,596	8%
Recoveries from customers	11,513	8,361	3,152	38%
Cloud and managed services	13,181	16,965	(3,784)	-22%
Other	3,290	1,521	1,769	116%
Total revenues	113,697	105,964	7,733	7%

Operating expenses:
Property operating costs	37,740	35,421	2,319	7%
Real estate taxes and insurance	2,905	3,147	(242)	-8%
Depreciation and amortization	35,913	33,948	1,965	6%
General and administrative	22,234	22,197	37	0%
Transaction, integration and impairment costs	920	336	584	174%
Restructuring	8,530	—	8,530	*
Total operating expenses	108,242	95,049	13,193	14%

Operating income	5,455	10,915	(5,460)	-50%

Other income and expense:
Interest income	1	1	—	0%
Interest expense	(8,110)	(6,869)	1,241	18%
Other income/(expense), net	—	—	—	*
Income before taxes	(2,654)	4,047	(6,701)	-166%
Tax benefit of taxable REIT subsidiaries	2,402	1,521	881	58%
Net income (loss)	(252)	5,568	(5,820)	-105%
Net (income) loss attributable to noncontrolling interests	29	(691)	720	-104%
Net income (loss) attributable to QTS Realty Trust, Inc.	$(223)	$4,877	$(5,100)	-105%
Preferred stock dividends	(328)	—	(328)	*
Net income (loss) attributable to common stockholders	$(551)	$4,877	$(5,428)	-111%

Revenues. Total revenues for the three months ended March 31, 2018 were $113.7 million compared to $106.0 million for the three months ended March 31, 2017. The increase of $7.7 million, or 7%, was largely attributable to organic growth in our customer base and placing additional square footage into service in conjunction with the development and expansion of our Irving, Chicago, Fort Worth and Atlanta-Metro data centers.

The increase of $2.8 million, or 3%, in combined rental and cloud and managed services revenue was primarily attributable to rents from newly leased space from ongoing expansions in our Irving, Chicago, Fort Worth and Atlanta-Metro data centers as well as increases in revenue from previously leased space or service contracts, net of downgrades at renewal and rental churn. The decrease in cloud and managed service revenue was primarily due to reductions in revenue at certain leased facilities due to customer churn and downgrades, with much of the remaining associated customers related to services which we are transitioning to a partner in connection with the aforementioned strategic growth plan.

As of March 31, 2018, our data centers were approximately 86% occupied based on leasable raised floor of approximately 1,163,000 square feet, with approximately 1,004,000 square feet occupied, with an average annualized rent of $383 per leased raised floor square foot including cloud and managed services revenue. As of March 31, 2017, our data centers were 88% occupied and billing based on leasable raised floor of approximately 1,084,000 square feet, with approximately 949,000 square feet occupied and paying rent, with an average annualized rent of $387 per leased raised floor square foot including cloud and managed services revenue.

Higher recoveries from customers for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 were primarily due to increased utility usage at our Atlanta-Metro, Piscataway, Princeton and Irving data centers. The increase in other revenue was primarily due to higher straight line rent.

Property Operating Costs. Property operating costs for the three months ended March 31, 2018 were $37.7 million compared to property operating costs of $35.4 million for the three months ended March 31, 2017, an increase of $2.3 million, or 7%. The breakdown of our property operating costs is summarized in the table below (unaudited and in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Property operating costs:
Direct payroll	$5,764	$5,744	$20	0%
Rent	3,612	3,957	(345)	-9%
Repairs and maintenance	4,126	4,483	(357)	-8%
Utilities	14,472	10,950	3,522	32%
Management fee allocation	5,255	5,227	28	1%
Other	4,511	5,060	(549)	-11%
Total property operating costs	$37,740	$35,421	$2,319	7%

The increase in total property operating costs was primarily attributable to a $3.5 million increase in utilities expense primarily associated with increased power usage related to growth in our Hyperscale offering. Offsetting this increase were expense reductions aggregating to $1.2 million primarily related to our transition from our cloud and managed services offerings associated with our strategic growth plan, with expense reductions primarily in rent expense from exiting certain leased facilities, repairs and maintenance expenses on various equipment, and other costs such as communications services and bad debt expense.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the three months ended March 31, 2018 were $2.9 million compared to $3.1 million for the three months ended March 31, 2017. The decrease of $0.2 million, or 8%, was primarily attributable to a reduction in real estate taxes at our Fort Worth facility of $0.3 million primarily related to increased real estate cost capitalization offset by an increase in real estate taxes at our Atlanta-Metro data center of $0.1 million.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2018 was $35.9 million compared to $33.9 million for the three months ended March 31, 2017. The increase of $2.0 million, or 6%, was primarily due to additional depreciation expense of $1.8 million primarily relating to an increase in assets placed in service at our Irving and Ashburn data centers as well as higher amortization expense of $0.2 million primarily related to a higher level of leasing commissions.

General and Administrative Expenses. General and administrative expenses were $22.2 million for the three months ended March 31, 2018 compared to general and administrative expenses of $22.2 million for the three months ended March 31, 2017. The balance remained consistent period over period primarily attributable to higher equity based compensation expense of $0.4 million and higher travel expenses of $0.2 million during the current period, offset by a reduction in professional fees of $0.4 million and an increase in direct payroll allocation of $0.2 million.

Transaction, Integration and Impairment Costs. For the three months ended March 31, 2018, we incurred $0.9 million in transaction, integration and impairment costs compared to $0.3 million for the three months ended March 31, 2017.

The current period costs incurred were primarily related to the assessment of actual and potential acquisitions. In the prior period, $0.3 million in costs were attributable to various activities related to the integration of the Piscataway and Fort Worth facilities acquired in 2016. Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

Restructuring Costs. Restructuring costs, which are costs associated with our strategic growth plan discussed above, were $8.5 million for the three months ended March 31, 2018, primarily related to employee severance expenses, acceleration of equity based compensation awards and write-off of product related assets. No such costs were incurred during the three months ended March 31, 2017.

Interest Expense. Interest expense was $8.1 million and $6.9 million for the three months ended March 31, 2018 and 2017, respectively. The increase of $1.2 million, or 18%, was due primarily to an increase in the average debt balance of $259.9 million associated with increased funding required for capital projects, partially offset by the issuance of preferred stock and higher capitalized interest during the current period due to the growth in construction projects. The average debt balance, exclusive of debt issuance costs, for the three months ended March 31, 2018 was $1,286.3 million, with a weighted average interest rate, including the effect of amortization of deferred financing costs and interest rate swaps, of 4.19%. This compared to an average debt balance, exclusive of debt issuance costs, of $1,026.5 million for the three months ended March 31, 2017, with a weighted average interest rate, including the effect of amortization of deferred financing costs, of 3.90%. Interest capitalized in connection with our redevelopment activities during the three months ended March 31, 2018 and 2017 was $5.4 million and $3.1 million, respectively.

Tax Benefit of Taxable REIT Subsidiaries. The tax benefit of taxable REIT subsidiaries for the three months ended March 31, 2018 was $2.4 million compared to $1.5 million for the three months ended March 31, 2017. The increase was primarily attributable to our taxable REIT subsidiaries incurring significant restructuring costs during the three months ended March 31, 2018, which contributed to a larger loss for the quarter in comparison to three months ended March 31, 2017.

Net Income. A summary of the components of the decrease in net income of $5.8 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 is as follows (unaudited and in millions):

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$5.6
Increase in depreciation and amortization	(2.0)
Increase in transaction, integration and impairment costs	(0.6)
Increase in restructuring charges	(8.5)
Increase in interest expense net of interest income	(1.2)
Increase in tax benefit	0.9
Decrease in net income	$(5.8)

Non-GAAP Financial Measures

We consider the following non-GAAP financial measures to be useful to investors as key supplemental measures of our performance: (1) FFO; (2) Operating FFO; (3) Adjusted Operating FFO; (4) MRR; (5) NOI; (6) EBITDAre; and (7) Adjusted EBITDA. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss and cash flows from operating activities as a measure of our operating performance. FFO, Operating FFO, Adjusted Operating FFO, MRR, NOI, EBITDAre and Adjusted EBITDA, as calculated by us, may not be comparable to FFO, Operating FFO, Adjusted Operating FFO, MRR, NOI, EBITDAre and Adjusted EBITDA as reported by other companies that do not use the same definition or implementation guidelines or interpret the standards differently from us.

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

A reconciliation of net income to FFO, Operating FFO and Adjusted Operating FFO is presented below (in thousands):

	Three Months Ended
	March 31,
	2018	2017
FFO
Net income (loss)	$(252)	$5,568
Real estate depreciation and amortization	32,057	29,504
FFO	31,805	35,072
Preferred stock dividends	(328)	—
FFO available to common stockholders & OP unit holders	31,477	35,072

Restructuring costs	8,530	—
Transaction, integration and impairment costs	920	336
Tax benefit associated with restructuring, transaction and integration costs	(1,635)	—
Operating FFO available to common stockholders & OP unit holders	39,292	35,408

Maintenance Capex	(930)	(796)
Leasing commissions paid	(5,910)	(4,169)
Amortization of deferred financing costs and bond discount	962	980
Non real estate depreciation and amortization	3,857	4,443
Straight line rent revenue and expense and other	(2,518)	(1,127)
Tax benefit from operating results	(767)	(1,521)
Equity-based compensation expense	3,481	3,082
Adjusted Operating FFO available to common stockholders & OP unit holders	$37,467	$36,300

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

A reconciliation of total GAAP revenues to recognized MRR in the period and MRR at period end is presented below (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Recognized MRR in the period
Total period revenues (GAAP basis)	$113,697	$105,964
Less: Total period recoveries	(11,513)	(8,361)
Total period deferred setup fees	(2,893)	(2,616)
Total period straight line rent and other	(4,451)	(3,118)
Recognized MRR in the period	$94,840	$91,869

MRR at period end
Total period revenues (GAAP basis)	$113,697	$105,964
Less: Total revenues excluding last month	(75,661)	(70,939)
Total revenues for last month of period	38,036	35,025
Less: Last month recoveries	(3,107)	(2,760)
Last month deferred setup fees	(964)	(898)
Last month straight line rent and other	(2,051)	(933)
MRR at period end *	$31,914	$30,434

*Does not include our booked-not-billed MRR balance, which was $4.7 million and $3.5 million as of March 31, 2018 and 2017, respectively.

Net Operating Income (NOI)

We calculate net operating income (“NOI”), as net income (loss) (computed in accordance with GAAP), excluding: interest expense, interest income, tax expense (benefit) of taxable REIT subsidiaries, depreciation and amortization, write off of unamortized deferred financing costs, gain (loss) on extinguishment of debt, transaction, integration and impairment costs, gain (loss) on sale of real estate, restructuring costs and general and administrative expenses. We allocate a management fee charge of 4% of cash revenues for all facilities, with the exception of the leased facilities acquired in 2015 which are allocated a charge of 10% of cash revenues, as a property operating cost and a corresponding reduction to general and administrative expense to cover the day-to-day administrative costs to operate our data centers.  The management fee charge is reflected as a reduction to net operating income.

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

A reconciliation of net income to NOI is presented below (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net Operating Income (NOI)
Net income (loss)	$(252)	$5,568
Interest income	(1)	(1)
Interest expense	8,110	6,869
Depreciation and amortization	35,913	33,948
Tax benefit of taxable REIT subsidiaries	(2,402)	(1,521)
Transaction, integration and impairment costs	920	336
General and administrative expenses	22,234	22,197
Restructuring	8,530	—
NOI (1)	$73,052	$67,396
Breakdown of NOI by facility:
Atlanta-Metro data center	$21,117	$20,511
Atlanta-Suwanee data center	12,411	11,958
Richmond data center	8,919	8,230
Irving data center	9,747	6,440
Dulles data center	5,199	4,891
Leased data centers (2)	3,110	4,119
Santa Clara data center	2,459	3,279
Piscataway data center	2,934	2,403
Princeton data center	2,412	2,399
Sacramento data center	1,868	1,837
Chicago data center	1,953	647
Fort Worth data center	223	106
Other facilities (3)	700	576
NOI (1)	$73,052	$67,396

(1)

Includes facility level general and administrative expense allocation charges of 4% of cash revenue for all facilities, with the exception of the leased facilities acquired in 2015, which include general and administrative expense allocation charges of 10% of cash revenue.  These allocated charges aggregated to $5.3 million and $5.2 million for the three month periods ended March 31, 2018 and 2017, respectively.

(2)	Includes 11 facilities. All facilities are leased, including those subject to capital leases.
(3)	Consists of Miami, FL; Lenexa, KS; Overland Park, KS; and Duluth, GA facilities.

Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (EBITDAre) and Adjusted EBITDA

We consider earnings before interest, taxes, depreciation and amortization for real estate (“EBITDAre”) to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income (loss) and cash provided by operating activities as a measure of operating performance. We calculate EBITDAre in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). EBITDAre represents net income (loss) (computed in accordance with GAAP), adjusted to exclude gains (or losses) from sales of depreciated property, income tax expense (or benefit), interest expense, depreciation and amortization, impairments of depreciated property and unconsolidated partnerships and joint ventures, and similar adjustments for unconsolidated partnerships and joint ventures. The Company’s management uses EBITDAre as a supplemental performance measure because it provides a performance measure that, when compared year over year, captures the performance of our operations by removing the impact of capital structure (primarily interest expense) and asset base charges (primarily depreciation and amortization), from our operating results.

Due to the volatility and nature of certain significant charges and gains recorded in our operating results that management believes are not reflective of operating performance, management computes an adjusted measure of EBITDAre, which we refer to as Adjusted EBITDA. We generally calculate Adjusted EBITDA excluding certain non-routine charges write off of unamortized deferred financing costs, gains (losses) on extinguishment of debt, transaction, integration and impairment costs, in addition to non-cash recurring costs such as equity-based compensation. We believe that Adjusted EBITDA provides investors with another financial measure that may facilitate comparisons of operating performance between periods and, to the extent other REITs calculate Adjusted EBITDA on a comparable basis, between REITs.

We use EBITDAre and Adjusted EBITDA as supplemental performance measures as they provide useful measures of assessing our operating results. Other companies may not calculate EBITDAre or Adjusted EBITDA in the same manner. Accordingly, our EBITDAre and Adjusted EBITDA may not be comparable to others. EBITDAre and Adjusted EBITDA should be considered only as supplements to net income (loss) as measures of our performance and should not be used as substitutes for net income (loss), as measures of our results of operations or liquidity or as an indications of funds available to meet our cash needs, including our ability to make distributions to our stockholders.

A reconciliation of net income to EBITDAre and Adjusted EBITDA is presented below (in thousands):

	Three Months Ended
	March 31,
	2018	2017
EBITDAre and Adjusted EBITDA
Net income (loss)	$(252)	$5,568
Interest income	(1)	(1)
Interest expense	8,110	6,869
Tax benefit of taxable REIT subsidiaries	(2,402)	(1,521)
Depreciation and amortization	35,913	33,948
Impairment write-downs of depreciated property	4,017	—
EBITDAre	45,385	44,863

Equity-based compensation expense	3,481	3,082
Restructuring costs	4,513	—
Transaction, integration and restructuring costs	920	336
Adjusted EBITDA	$54,299	$48,281

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

In addition to the $128.6 million of capital expenditures incurred in the three months ended March 31, 2018 we expect that we will incur approximately $290 million to $350 million in additional capital expenditures through December 31, 2018, excluding acquisitions, in connection with the development of our data center facilities. We expect to spend approximately $215 million to $260 million of capital expenditures with vendors on development, and the remainder on other capital expenditures and capitalized overhead costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. We expect to fund these costs using operating cash flows, draws on our credit facility, additional equity issuances through our ATM program or other capital markets activity. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of such expenditures may vary.

We expect to meet our short-term liquidity needs through operating cash flow, cash and cash equivalents and borrowings under our credit facility.

Our cash paid for capital expenditures for the three months ended March 31, 2018 and 2017 are summarized in the table below (unaudited and in thousands):

	Three Months Ended March 31,
	2018	2017
Development	$84,163	$46,618
Acquisitions	24,626	—
Maintenance capital expenditures	930	796
Other capital expenditures (1)	18,843	18,705
Total capital expenditures	$128,562	$66,119

(1)

Represents capital expenditures for capitalized interest, commissions, personal property, overhead costs and corporate fixed assets. Corporate fixed assets primarily relate to construction of corporate offices, leasehold improvements and product related assets.

Long-Term Liquidity

Our long-term liquidity needs primarily consist of funds for property acquisitions, scheduled debt maturities, payment of principal at maturity of our Senior Notes, funding payments for capital lease and lease financing obligations, the payment of interest on our Series A Preferred Stock and recurring and non-recurring capital expenditures. We may also pursue new developments and additional redevelopment of our data centers and future redevelopment of other space in our portfolio. We may also pursue development on land which QTS currently owns that is available at our data center properties in Atlanta-Metro, Atlanta-Suwanee, Richmond, Irving, Fort Worth, Princeton, Chicago, Ashburn, Phoenix and Hillsboro. The development and/or redevelopment of this space, including timing, is at our discretion and will depend on a number of factors, including availability of capital and our estimate of the demand for data center space in the applicable market. We expect to meet our long-term liquidity needs with net cash provided by operations, incurrence of additional long-term indebtedness, borrowings under our credit facility and issuance of additional equity or debt securities, subject to prevailing market conditions, as discussed below.

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

In March 2017, we established an “at-the-market” equity offering program (the “ATM Program”) pursuant to which we may issue, from time to time, up to $300 million of our Class A common stock. We issued no shares under the ATM Program during the three months ended March 31, 2018.

On March 15, 2018, we issued 4,280,000 shares of 7.125% Series A Cumulative Redeemable Perpetual Preferred Stock with a liquidation preference of $25.00 per share, which included 280,000 shares of the underwriters’ partial exercise of their option to purchase additional shares. We used the net proceeds of approximately $103.2 million to repay amounts outstanding under our unsecured revolving credit facility.

Cash

As of March 31, 2018, we had $15.9 million of unrestricted cash and cash equivalents.

The following tables present quarterly cash dividends and distributions paid to QTS’ common stockholders and the Operating Partnership’s unit holders for the three months ended March 31, 2018 and 2017:

Three Months Ended March 31, 2018
Record Date	Payment Date	Per Common Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in million
December 5, 2017	January 5, 2018	$0.39	$22.2
			$22.2

Three Months Ended March 31, 2017
Record Date	Payment Date	Per Common Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
December 16, 2016	January 5, 2017	$0.36	$19.7
			$19.7

On April 5, 2018 we paid our regular quarterly cash dividend of $0.41 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on March 22, 2018.

Additionally, on April 16, 2018, we paid our first dividend on the Series A Preferred Stock in the amount of $0.14844 per share.

Indebtedness

As of March 31, 2018, we had approximately $1,246.2 million of indebtedness, including capital leases and lease financing obligations, and excluding debt issuance costs.

Unsecured Credit Facility. In December 2017, we amended our unsecured credit facility, increasing the total capacity to $1.52 billion and extending the term. The unsecured credit facility includes a $350 million term loan which matures on December 17, 2022, a $350 million term loan which matures on April 27, 2023, and a $820 million revolving credit facility which matures on December 17, 2021, with a one year extension option. Amounts outstanding under the amended unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will vary depending upon our leverage ratio. For revolving credit loans, the spread ranges from 1.55% to 2.15% for LIBOR loans and 0.55% to 1.15% for base rate loans. For term loans, the spread ranges from 1.50% to 2.10% for LIBOR loans and 0.50% to 1.10% for base rate loans. The unsecured credit facility also includes a $400 million accordion feature.

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

Our ability to borrow under the amended unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations on liens, mergers, consolidations, investments, distributions, asset sales and affiliate transactions, as well as the following financial covenants: (i) the Operating Partnership's and its subsidiaries' consolidated total unsecured debt plus any capitalized lease obligations with respect to the unencumbered asset pool properties may not exceed 60% of the unencumbered asset pool value (or 65% of the unencumbered asset pool value for up to two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated);  (ii) the unencumbered asset pool debt yield cannot be less than 14% (or 12.5% for the two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated); (iii) QTS must maintain a minimum fixed charge coverage ratio (defined as the ratio of consolidated EBITDA, subject to certain adjustments, to consolidated fixed charges) for the prior two most recently-ended calendar quarters of 1.70 to 1.00; (iv) QTS must maintain a maximum debt to gross asset value (as defined in the amended and restated agreement) ratio of 60% (or 65% for the two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated); (v) QTS must maintain tangible net worth (as defined in the amended and restated agreement) cannot be less than the sum of $1,209,000,000 plus 75% of the net proceeds from any equity offerings after June 30, 2017; and (vi) a maximum distribution payout ratio of the greater of (i) 95% of our Funds from Operations (as defined in the amended and restated agreement) and (ii) the amount required for the Company to qualify as a REIT under the Code.

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

As of March 31, 2018, we had outstanding $838 million of indebtedness under the unsecured credit facility, consisting of $138 million of outstanding borrowings under our unsecured revolving credit facility and $700 million outstanding under the term loans, exclusive of net debt issuance costs of $5.7 million. In connection with the unsecured credit facility, as of March 31, 2018, we had additional letters of credit outstanding aggregating to $2.1 million. As of March 31, 2018, the weighted average interest rate for amounts outstanding under our unsecured credit facility, including the effects of interest rate swaps, was 3.36%.

On April 5, 2017, we entered into forward interest rate swap agreements with an aggregate notional amount of $400 million. The forward swap agreements effectively fix the interest rate on $400 million of term loan borrowings, $200 million of swaps allocated to each term loan, from January 2, 2018 through December 17, 2021 and April 27, 2022, respectively. The weighted average effective fixed interest rate on the $400 million notional amount of term loan financing approximates 3.5%, which commenced on January 2, 2018 and assumes the current LIBOR spread of 1.5%.

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

The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS, the Issuers or any other subsidiary guarantor. QTS Realty Trust, Inc. does not guarantee the Senior Notes and will not be required to guarantee the Senior Notes expect under certain circumstances.  The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of November 8, 2017, among QTS, the Issuers, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”). As of March 31, 2018, the outstanding net debt issuance costs associated with the Senior Notes were $5.7 million.

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

However, certain of these covenants will be suspended if and for so long as the Senior Notes are rated investment grade by specified debt rating services and there are no default under the Indenture. The Operating Partnership and its Restricted Subsidiaries also are required to maintain total unencumbered assets (as defined in the Indenture) of at least 150% of their unsecured debt on a consolidated basis.

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

Lenexa Mortgage. On March 8, 2017, we entered into a $1.9 million mortgage loan secured by our Lenexa facility. This mortgage has a fixed rate of 4.1%, with periodic principal payments due monthly and a balloon payment of $1.6 million in May 2022. As of March 31, 2018, the outstanding balance under the Lenexa mortgage was $1.9 million.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2018, including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (unaudited and in thousands):

Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Operating Leases	$12,071	$10,401	$9,030	$8,624	$9,022	$65,126	$114,274
Capital Leases and Lease Financing Obligations	5,293	956	117	9	—	—	6,375
Future Principal Payments of Indebtedness (1)	44	68	71	138,074	350,077	751,516	1,239,850
Total (2)	$17,408	$11,425	$9,218	$146,707	$359,099	$816,642	$1,360,499

(1)

Does not include the related debt issuance costs on Senior Notes nor the related debt issuance costs on the term loans reflected at March 31, 2018. Also does not include letters of credit outstanding aggregating to $2.1 million as of March 31, 2018 under our unsecured credit facility.

(2)

Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facility, Senior Notes, capital leases, lease financing obligations and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt and inclusive of the effects of interest rate swaps, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of March 31, 2018 (unaudited and in thousands):

2018	2019	2020	2021	2022	Thereafter	Total
$36,747	$48,935	$48,926	$48,659	$40,998	$58,224	$282,489

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Cash Flows

Cash flow for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 are summarized below (unaudited and in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cash flow provided by (used for):
Operating activities	$51,553	$30,535
Investing activities	(128,562)	(66,119)
Financing activities	84,687	44,261

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Cash flow provided by operating activities was $51.6 million for the three months ended March 31, 2018 compared to $30.5 million for the three months ended March 31, 2017. There was an increase in cash operating income of $2.1 million from the prior period primarily related to our expansion and leasing activity as well as an increase in cash flow associated with net changes in working capital of $18.9 million primarily related to changes in accounts payable and accrued liabilities as well as advance rents, security deposits and other liabilities.

Cash flow used for investing activities increased by $62.4 million to $128.6 million for the three months ended March 31, 2018, compared to $66.1 million for the three months ended March 31, 2017. The increase was due primarily to an increase in cash paid for development capital expenditures of $37.8 million as well as an increase in cash paid for acquisitions of $24.6 million attributable to the cash paid for the acquisition of land in Manassas, Virginia.

Cash flow provided by financing activities was $84.7 million for the three months ended March 31, 2018, compared to $44.3 million for the three months ended March 31, 2017. The increase was primarily due to an increase in net equity proceeds from the Series A Preferred Stock offering of $103.6 million. Offsetting this increase was lower net proceeds of $60.0 million under our unsecured credit facility, primarily a result of the payoff of a portion of the revolver using proceeds from the Series A Preferred Stock offering, as well as higher payments of cash dividends to common stockholders of $2.4 million.

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

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, which resulted in changes to the Company’s critical accounting policy relating to revenue recognition. Refer to Note 2 – ‘Summary of Significant Accounting Policies’ for additional information regarding the new and updated policies as a result of the adoption of ASC Topic 606.

Additional information regarding the Company’s Critical Accounting Policies and Estimates is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Operating Partnership also includes certain partners that are subject to a taxable income allocation, however, not entitled to receive recurring distributions. The partnership agreement does stipulate however, to the extent that taxable income is allocated to these partners that the partnership will make a distribution to these partners equal to the lesser of the actual per unit distributions made to Class A partners or an estimated amount to cover federal, state and local taxes on the allocated taxable income. No distributions related to allocated taxable income were made to these partners for the three months ended March 31, 2018 and 2017.

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

As of March 31, 2018, we had outstanding $438 million of consolidated indebtedness that bore interest at variable rates.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. A 1% increase in the LIBOR rate would increase the interest expense on the $438 million of variable indebtedness outstanding as of March 31, 2018 by approximately $4.4 million annually. Conversely, a decrease in the LIBOR rate to 0.23% would decrease the interest expense on this $438 million of variable indebtedness outstanding by approximately $4.4 million annually based on the one month LIBOR rate of approximately 1.23% as of March 31, 2018.

On April 5, 2017, the Company entered into forward interest rate swap agreements with an aggregate notional amount of $400 million. The forward swap agreements effectively fix the interest rate on $400 million of term loan borrowings, $200 million of swaps allocated to each term loan, from January 2, 2018 through December 17, 2021 and April 27, 2022, respectively. The Company's weighted average interest rate on floating rate debt as of March 31, 2018 was approximately 3.22%. The weighted average effective fixed interest rate on the $400 million notional amount of term loan financing approximates 3.5%, which commenced on January 2, 2018 and assumes the current LIBOR spread of 1.5%.

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

ITEM 4. Controls and Procedures

QTS Realty Trust, Inc.

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended March 31, 2018, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QTS’ disclosure controls and procedures are effective to ensure that information required to be disclosed by QTS in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

Beginning January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers. The Company implemented internal controls to ensure it adequately evaluated its contracts and properly assessed the new accounting standards related to revenue recognition on its financial statements. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of the new standard.

There were no other changes in QTS’ internal control over financial reporting during the period ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, QTS’ internal control over financial reporting.

QualityTech, LP

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended March 31, 2018, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

Beginning January 1, 2018, the Operating Partnership adopted ASC 606, Revenue from Contracts with Customers. The Operating Partnership implemented internal controls to ensure it adequately evaluated its contracts and properly assessed the new accounting standards related to revenue recognition on its financial statements. There were no significant changes to the Operating Partnership’s internal control over financial reporting due to the adoption of the new standard.

There were no other changes in the Operating Partnership’s internal control over financial reporting during the period ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on us.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2018, which are accessible on the SEC’s website at www.sec.gov.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

QTS did not sell any securities during the three months ended March 31, 2018 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

QTS from time to time issues shares of Class A common stock pursuant to the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”), upon exercise of stock options issued under the 2013 Equity Incentive Plan, upon redemption of Class A units of limited partnership of the Operating Partnership (either through Class A units previously held or those received from conversion of Class O units from the QualityTech, LP 2010 Equity Incentive Plan) and under the ATM Program. Pursuant to the partnership agreement of the Operating Partnership, each time QTS issues shares of common stock, the Operating Partnership issues to QTS, its general partner, an equal number of Class A units. The units issued to QTS are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to QTS and therefore, did not involve a public offering. A minimal amount of units were converted to common stock during the three months ended March 31, 2018. Additionally, the Operating Partnership issued approximately 0.5 million Class A units related to the conversion of Class O units with a value aggregating approximately $16.1 million based on the respective dates of the redemption. Approximately 180,000 of the aforementioned Class A units with value aggregating to $2.8 million based on the respective date of redemption were converted to Class A common stock. There were also 50,000 Class A units that were previously held as Class A units were also converted to Class A common stock with a value aggregating to approximately $1.6 million based on the date of redemption. In addition, during the three months ended March 31, 2018, the Operating Partnership issued 4,280,000 Series A Preferred Units to the Company, which have economic terms that are substantially similar to the Company’s Series A Preferred Stock. These units issued to QTS are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Series A Preferred Units were issued only to QTS and therefore, did not involve a public offering. The Series A Preferred Units were issued in exchange for the Company’s contribution of the net offering proceeds of the offering of the Series A Preferred Stock to the Operating Partnership.

Repurchases of Equity Securities

During the three months ended March 31, 2018, certain of our employees surrendered Class A common stock owned by them to satisfy their federal and state tax obligations in connection with the vesting of restricted common stock under the 2013 Equity Incentive Plan.

The following table summarizes all of these repurchases during the three months ended March 31, 2018:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2018 through January 31, 2018	—		N/A	N/A	N/A
February 1, 2018 through February 28, 2018	—		N/A	N/A	N/A
March 1, 2018 through March 31, 2018	24,752	(1)	$47.94	N/A	N/A
Total	24,752	(1)	$47.94

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

2.1

Stock Purchase Agreement dated May 6, 2016 by and among Quality Technology Services Holding, LLC, Carpathia Holdings, LLC and Carpathia Acquisition, Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 12, 2015 (Commission File No. 002-36109)

2.2

First Amendment to Stock Purchase Agreement dated June 12, 2015, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 19, 2015 (Commission File No. 001-36109)

3.1

Articles of Amendment and Restatement of QTS Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013 (Commission File No. 001-36109)

3.2

Second Amended and Restated Bylaws of QTS Realty Trust, Inc., incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2017 (Commission File No. 001-36109)

3.3

Articles Supplementary designating QTS Realty Trust, Inc.’s 7.125% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on March 15, 2018 (Commission File No. 001-36109)

4.1

Form of Specimen Class A Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

4.2

Indenture, dated November 8, 2017, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., certain subsidiaries of QualityTech, LP and Deutsche Bank Trust Company Americas, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 8, 2017 (Commission File No. 001-36109)

4.3	Form of 4.750% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.2 hereof)

4.4

Supplemental Indenture, dated as of December 22, 2017, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed with the SEC on February 28, 2018 (Commission File No. 001-36109)

4.5

Form of stock certificate evidencing the 7.125% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed on March 15, 2018 (Commission File No. 001-36109)

10.1

Indemnification Agreement, dated as of February 20, 2018, by and between QTS Realty Trust, Inc. and David Robey, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 20, 2018 (Commission File No. 001-36109)

10.2

Employment Agreement, dated March 15, 2018, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services Holding, LLC, Quality Technology Services, LLC, and David Robey, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 20, 2018 (Commission File No. 001-36109)

10.3

Amendment No. 2 to Employment Agreement, dated March 15, 2018, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and James H. Reinhart, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 15, 2018 (Commission File No. 001-36109)

10.4

Amendment No. 1 to Fifth Amended and Restated Agreement of Limited Partnership of QualityTech, LP, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 20, 2018 (Commission File No. 001-36109)

10.5	QTS Realty Trust, Inc. Director Deferred Compensation Plan, effective January 1, 2018

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

101

The following materials from QTS Realty Trust, Inc.’s and QualityTech, LP’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of equity and partners’ capital, (iv) condensed consolidated statements of cash flow, and (v) the notes to the condensed consolidated financial statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: May 10, 2018	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: May 10, 2018	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: May 10, 2018	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)

QualityTech, LP

By: QTS Realty Trust, Inc.,
its general partner

DATE: May 10, 2018	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: May 10, 2018	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: May 10, 2018	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)