Form 10-Q
period 2018-06-30
QTS Realty Trust, Inc.; QualityTech, LP
filed 2018-08-06
CIK 1577368, 1561164

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 51,018,919 shares of Class A common stock, $0.01 par value per share, and 128,408 shares of Class B common stock, $0.01 par value per share, of QTS Realty Trust, Inc. outstanding on August 1, 2018.

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

Substantially all of QTS’s assets are held by, and its operations are conducted through, the Operating Partnership. QTS is the sole general partner of the Operating Partnership, and, as of June 30, 2018, its only material asset consisted of its ownership of approximately 88.5% of the Operating Partnership. Management operates QTS and the Operating Partnership as one business. The management of QTS consists of the same employees as the management of the Operating Partnership. QTS does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. QTS has not issued or guaranteed any indebtedness. Except for net proceeds from public equity issuances by QTS, which are contributed to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership, the Operating Partnership generates all remaining capital required by our business through its operations, the direct or indirect incurrence of indebtedness, and the issuance of partnership units. Therefore, as general partner with voting control of the Operating Partnership, QTS consolidates the Operating Partnership for financial reporting purposes.

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

In addition, in light of these combined disclosures, we believe it is important for investors to understand the few differences between QTS and the Operating Partnership in the context of how QTS and the Operating Partnership operate as a consolidated company. With respect to balance sheets, the presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated balance sheets of QTS and those of the Operating Partnership. On the Operating Partnership’s consolidated balance sheets, partners’ capital includes preferred partnership units and common partnership units as well as accumulated other comprehensive income (loss) that are owned by or attributable to QTS and other partners. On QTS’ consolidated balance sheets, stockholders’ equity includes preferred stock, common stock, additional paid-in capital, accumulated other comprehensive income (loss) and accumulated dividends in excess of earnings. The remaining equity reflected on QTS’ consolidated balance sheet is the portion of net assets that are retained by partners other than QTS, referred to as noncontrolling interests. With respect to statements of operations, the primary difference in QTS' Statements of Operations and Statements of Comprehensive Income (Loss) is that for net income (loss), QTS retains its proportionate share of the net income (loss) based on its ownership of the Operating Partnership, with the remaining balance being retained by the Operating Partnership.

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

QTS Realty Trust, Inc.

QualityTech, LP

Form 10-Q

For the Quarterly Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands except per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Real Estate Assets
Land	$105,541	$88,216
Buildings, improvements and equipment	1,833,870	1,701,287
Less: Accumulated depreciation	(434,565)	(394,823)
	1,504,846	1,394,680
Construction in progress	649,766	567,819
Real Estate Assets, net	2,154,612	1,962,499
Cash and cash equivalents	52,468	8,243
Rents and other receivables, net	50,090	47,046
Acquired intangibles, net	100,202	109,451
Deferred costs, net	44,682	41,545
Prepaid expenses	10,088	6,163
Goodwill	173,843	173,843
Other assets, net	68,880	66,266
TOTAL ASSETS	$2,654,865	$2,415,056

LIABILITIES
Unsecured credit facility, net	$694,751	$825,186
Senior notes, net of debt issuance costs	394,406	394,178
Capital lease, lease financing obligations and mortgage notes payable	6,217	10,565
Accounts payable and accrued liabilities	109,355	113,430
Dividends and distributions payable	25,648	22,222
Advance rents, security deposits and other liabilities	29,640	28,903
Deferred income taxes	2,068	4,611
Deferred income	32,870	25,305
TOTAL LIABILITIES	1,294,955	1,424,400

EQUITY
7.125% Series A cumulative redeemable perpetual preferred stock: $0.01 par value (liquidation preference $25.00 per share), 4,600,000 shares authorized, 4,280,000 shares issued and outstanding as of June 30, 2018; zero shares authorized, issued and outstanding as of December 31, 2017	103,212	—
6.50% Series B cumulative convertible perpetual preferred stock: $0.01 par value (liquidation preference $100.00 per share), 3,162,500 shares authorized, issued and outstanding as of June 30, 2018; zero shares authorized, issued and outstanding as of December 31, 2017	304,426	—
Common stock: $0.01 par value, 450,133,000 shares authorized, 51,140,798 and 50,701,795 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	511	507
Additional paid-in capital	1,056,667	1,049,176
Accumulated other comprehensive income	8,840	1,283
Accumulated dividends in excess of earnings	(223,724)	(173,552)
Total stockholders’ equity	1,249,932	877,414
Noncontrolling interests	109,978	113,242
TOTAL EQUITY	1,359,910	990,656
TOTAL LIABILITIES AND EQUITY	$2,654,865	$2,415,056

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental	$89,232	$80,793	$174,945	$159,910
Recoveries from customers	10,444	8,774	21,957	17,135
Cloud and managed services	10,974	16,856	24,155	33,821
Other	1,627	1,445	4,917	2,966
Total revenues	112,277	107,868	225,974	213,832

Operating Expenses:
Property operating costs	36,558	36,846	74,298	72,267
Real estate taxes and insurance	2,903	2,946	5,808	6,093
Depreciation and amortization	37,820	34,527	73,733	68,475
General and administrative	21,031	22,562	43,265	44,759
Transaction, integration and impairment costs	653	161	1,573	497
Restructuring	11,430	—	19,960	—
Total operating expenses	110,395	97,042	218,637	192,091

Operating income	1,882	10,826	7,337	21,741

Other income and expenses:
Interest income	25	—	26	1
Interest expense	(8,203)	(7,647)	(16,313)	(14,516)
Income (loss) before taxes	(6,296)	3,179	(8,950)	7,226
Tax benefit (expense) of taxable REIT subsidiaries	(137)	1,429	2,265	2,950
Net income (loss)	(6,433)	4,608	(6,685)	10,176
Net (income) loss attributable to noncontrolling interests	1,002	(568)	1,031	(1,259)
Net income (loss) attributable to QTS Realty Trust, Inc.	$(5,431)	$4,040	$(5,654)	$8,917
Preferred stock dividends	(2,248)	—	(2,576)	—
Net income (loss) attributable to common stockholders	$(7,679)	$4,040	$(8,230)	$8,917

Net income (loss) per share attributable to common shares:
Basic	$(0.16)	$0.08	$(0.17)	$0.18
Diluted	(0.16)	0.08	(0.17)	0.17

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(6,433)	$4,608	$(6,685)	$10,176
Other comprehensive income (loss):
Increase (decrease) in fair value of interest rate swaps	2,563	(1,499)	8,545	(1,499)
Reclassification of other comprehensive income to interest expense	91	—	493	—
Comprehensive income (loss)	(3,779)	3,109	2,353	8,677
Comprehensive (income) loss attributable to noncontrolling interests	431	(385)	(271)	(1,076)
Comprehensive income (loss) attributable to QTS Realty Trust, Inc.	$(3,348)	$2,724	$2,082	$7,601

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands)

						Accumulated other	Accumulated	Total
	Preferred Stock		Common stock		Additional	comprehensive	dividends in	stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	paid-in capital	income	excess of earnings	equity	interests	Total
Balance January 1, 2018	—	$—	50,702	$507	$1,049,176	$1,283	$(173,552)	$877,414	$113,242	$990,656
Net share activity through equity award plan	—	—	439	4	(1,897)	—	—	(1,893)	1,031	(862)
Increase in fair value of interest rate swaps	—	—	—	—	—	7,557	—	7,557	988	8,545
Equity-based compensation expense	—	—	—	—	9,388	—	—	9,388	1,220	10,608
Net proceeds from Series A Preferred Stock offering	4,280	103,212	—	—	—	—	—	103,212	—	103,212
Net proceeds from Series B Preferred Stock offering	3,163	304,426	—	—	—	—	—	304,426	—	304,426
Dividends declared on the Series A Preferred Stock	—	—	—	—	—	—	(2,233)	(2,233)	—	(2,233)
Dividends declared on the Series B Convertible Preferred Stock	—	—	—	—	—	—	(343)	(343)	—	(343)
Dividends to common stockholders	—	—	—	—	—	—	(41,942)	(41,942)	—	(41,942)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(5,472)	(5,472)
Net loss	—	—	—	—	—	—	(5,654)	(5,654)	(1,031)	(6,685)
Balance June 30, 2018	7,443	$407,638	51,141	$511	$1,056,667	$8,840	$(223,724)	$1,249,932	$109,978	$1,359,910

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the six months ended June 30, 2018 and 2017

	2018	2017
Cash flow from operating activities:
Net income (loss)	$(6,685)	$10,176
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	70,804	66,443
Amortization of above and below market leases	270	479
Amortization of deferred loan costs	1,923	1,815
Amortization of senior notes discount	—	136
Equity-based compensation expense	7,480	6,815
Bad debt expense	(1,230)	1,105
Deferred tax benefit	(2,443)	(2,979)
Loss on sale of equipment	2,846	—
Restructuring costs, net of cash paid	10,065	—
Changes in operating assets and liabilities
Rents and other receivables, net	(1,914)	(3,599)
Prepaid expenses	(3,925)	(1,957)
Other assets	1,867	(595)
Accounts payable and accrued liabilities	3,535	(7,640)
Advance rents, security deposits and other liabilities	1,369	5,745
Deferred income	7,564	1,440
Net cash provided by operating activities	91,526	77,384

Cash flow from investing activities:
Proceeds from sale of property	1,496	—
Acquisitions, net of cash acquired	(24,626)	(5,019)
Additions to property and equipment	(248,852)	(139,818)
Net cash used in investing activities	(271,982)	(144,837)

Cash flow from financing activities:
Credit facility proceeds	231,000	109,000
Credit facility repayments	(362,000)	—
Debt proceeds	—	1,920
Payment of deferred financing costs	(606)	(38)
Payment of preferred stock dividends	(635)	—
Payment of common stock dividends	(40,641)	(35,958)
Distribution to noncontrolling interests	(5,289)	(5,087)
Proceeds from exercise of stock options	18	662
Payment of tax withholdings related to equity-based awards	(1,233)	(2,464)
Principal payments on capital lease obligations	(4,316)	(6,547)
Mortgage principal debt repayments	(32)	(22)
Preferred stock issuance proceeds, net of costs	408,415	—
Common stock issuance proceeds, net of costs	—	39,011
Net cash provided by financing activities	224,681	100,477

Net increase in cash and cash equivalents	44,225	33,024
Cash and cash equivalents, beginning of period	8,243	9,580
Cash and cash equivalents, end of period	$52,468	$42,604

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW (continued)

(unaudited and in thousands)

For the six months ended June 30, 2018 and 2017

	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$14,265	$11,517
Noncash investing and financing activities:
Accrued capital additions	$67,708	$46,894
Increase in other assets related to change in fair value of interest rate swaps	$8,545	$1,499
Accrued equity issuance costs	$777	$—
Accrued preferred stock dividend	$2,576	$—
Accrued deferred financing costs	$14	$—

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Real Estate Assets
Land	$105,541	$88,216
Buildings, improvements and equipment	1,833,870	1,701,287
Less: Accumulated depreciation	(434,565)	(394,823)
	1,504,846	1,394,680
Construction in progress	649,766	567,819
Real Estate Assets, net	2,154,612	1,962,499
Cash and cash equivalents	52,468	8,243
Rents and other receivables, net	50,090	47,046
Acquired intangibles, net	100,202	109,451
Deferred costs, net	44,682	41,545
Prepaid expenses	10,088	6,163
Goodwill	173,843	173,843
Other assets, net	68,880	66,266
TOTAL ASSETS	$2,654,865	$2,415,056

LIABILITIES
Unsecured credit facility, net	$694,751	$825,186
Senior notes, net of debt issuance costs	394,406	394,178
Capital lease, lease financing obligations and mortgage notes payable	6,217	10,565
Accounts payable and accrued liabilities	109,355	113,430
Dividends and distributions payable	25,648	22,222
Advance rents, security deposits and other liabilities	29,640	28,903
Deferred income taxes	2,068	4,611
Deferred income	32,870	25,305
TOTAL LIABILITIES	1,294,955	1,424,400

PARTNERS' CAPITAL
7.125% Series A cumulative redeemable perpetual preferred units: $0.01 par value (liquidation preference $25.00 per unit), 4,600,000 units authorized, 4,280,000 units issued and outstanding as of June 30, 2018; zero units authorized, issued and outstanding as of December 31, 2017	103,212	—
6.50% Series B cumulative convertible perpetual preferred units: $0.01 par value (liquidation preference $100.00 per unit), 3,162,500 units authorized, issued and outstanding as of June 30, 2018; zero units authorized, issued and outstanding as of December 31, 2017	304,426	—
Common units: $0.01 par value, 450,133,000 units authorized, 57,818,242 and 57,245,524 units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	942,278	989,207
Accumulated other comprehensive income	9,994	1,449
TOTAL PARTNERS' CAPITAL	1,359,910	990,656
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,654,865	$2,415,056

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental	$89,232	$80,793	$174,945	$159,910
Recoveries from customers	10,444	8,774	21,957	17,135
Cloud and managed services	10,974	16,856	24,155	33,821
Other	1,627	1,445	4,917	2,966
Total revenues	112,277	107,868	225,974	213,832

Operating Expenses:
Property operating costs	36,558	36,846	74,298	72,267
Real estate taxes and insurance	2,903	2,946	5,808	6,093
Depreciation and amortization	37,820	34,527	73,733	68,475
General and administrative	21,031	22,562	43,265	44,759
Transaction, integration and impairment costs	653	161	1,573	497
Restructuring	11,430	—	19,960	—
Total operating expenses	110,395	97,042	218,637	192,091

Operating income	1,882	10,826	7,337	21,741

Other income and expenses:
Interest income	25	—	26	1
Interest expense	(8,203)	(7,647)	(16,313)	(14,516)
Income (loss) before taxes	(6,296)	3,179	(8,950)	7,226
Tax benefit (expense) of taxable REIT subsidiaries	(137)	1,429	2,265	2,950
Net income (loss)	$(6,433)	$4,608	$(6,685)	$10,176
Preferred unit distributions	(2,248)	—	(2,576)	—
Net income (loss) attributable to common unitholders	$(8,681)	$4,608	$(9,261)	$10,176

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(6,433)	$4,608	$(6,685)	$10,176
Other comprehensive income (loss):
Increase (decrease) in fair value of interest rate swaps	2,563	(1,499)	8,545	(1,499)
Reclassification of other comprehensive income to interest expense	91	—	493	—
Comprehensive income (loss)	$(3,779)	$3,109	$2,353	$8,677

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(unaudited and in thousands)

	Limited Partners' Capital				General Partner's Capital		Accumulated other
	Preferred Units		Common Units		Common Units		comprehensive income
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Balance January 1, 2018	—	$—	57,246	$989,207	1	$—	$1,449	$990,656
Net share activity through equity award plan	—	—	572	(862)	—	—	—	(862)
Increase in fair value of interest rate swaps	—	—	—	—	—	—	8,545	8,545
Equity-based compensation expense	—	—	—	10,608	—	—	—	10,608
Net proceeds from QTS Realty Trust, Inc. Series A Preferred equity offering	4,280	103,212	—	—	—	—	—	103,212
Net proceeds from QTS Realty Trust, Inc. Series B Preferred equity offering	3,163	304,426	—	—	—	—	—	304,426
Dividends declared on Series A Preferred Units	—	—	—	(2,233)	—	—	—	(2,233)
Dividends declared on Series B Convertible Preferred Units	—	—	—	(343)	—	—	—	(343)
Common dividends to QTS Realty Trust, Inc.	—	—	—	(41,942)	—	—	—	(41,942)
Partnership distributions	—	—	—	(5,472)	—	—	—	(5,472)
Net loss	—	—	—	(6,685)	—	—	—	(6,685)
Balance June 30, 2018	7,443	$407,638	57,818	$942,278	1	$—	$9,994	$1,359,910

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the six months ended June 30, 2018 and 2017

	2018	2017
Cash flow from operating activities:
Net income (loss)	$(6,685)	$10,176
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	70,804	66,443
Amortization of above and below market leases	270	479
Amortization of deferred loan costs	1,923	1,815
Amortization of senior notes discount	—	136
Equity-based compensation expense	7,480	6,815
Bad debt expense (recoveries)	(1,230)	1,105
Deferred tax benefit	(2,443)	(2,979)
Loss on sale of equipment	2,846	—
Restructuring costs, net of cash paid	10,065	—
Changes in operating assets and liabilities
Rents and other receivables, net	(1,914)	(3,599)
Prepaid expenses	(3,925)	(1,957)
Other assets	1,867	(595)
Accounts payable and accrued liabilities	3,535	(7,640)
Advance rents, security deposits and other liabilities	1,369	5,745
Deferred income	7,564	1,440
Net cash provided by operating activities	91,526	77,384

Cash flow from investing activities:
Proceeds from sale of property	1,496	—
Acquisitions, net of cash acquired	(24,626)	(5,019)
Additions to property and equipment	(248,852)	(139,818)
Net cash used in investing activities	(271,982)	(144,837)

Cash flow from financing activities:
Credit facility proceeds	231,000	109,000
Credit facility repayments	(362,000)	—
Debt proceeds	—	1,920
Payment of deferred financing costs	(606)	(38)
Payment of preferred stock dividends	(635)	—
Payment of cash dividends	(40,641)	(35,958)
Partnership distributions	(5,289)	(5,087)
Proceeds from exercise of stock options	18	662
Payment of tax withholdings related to equity-based awards	(1,233)	(2,464)
Principal payments on capital lease obligations	(4,316)	(6,547)
Mortgage principal debt repayments	(32)	(22)
Preferred stock issuance proceeds, net of costs	408,415	—
Common stock issuance proceeds, net of costs	—	39,011
Net cash provided by financing activities	224,681	100,477

Net increase in cash and cash equivalents	44,225	33,024
Cash and cash equivalents, beginning of period	8,243	9,580
Cash and cash equivalents, end of period	$52,468	$42,604

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW (continued)

(unaudited and in thousands)

For the six months ended June 30, 2018 and 2017

	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$14,265	$11,517
Noncash investing and financing activities:
Accrued capital additions	$67,708	$46,894
Increase in other assets related to change in fair value of interest rate swaps	$8,545	$1,499
Accrued equity issuance costs	$777	$—
Accrued preferred stock dividend	$2,576	$—
Accrued deferred financing costs	$14	$—

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

The Operating Partnership is a Delaware limited partnership formed on August 5, 2009 and is QTS’ historical predecessor. As of June 30, 2018, QTS owned approximately 88.5% of the interests in the Operating Partnership. Substantially all of QTS’ assets are held by, and QTS’ operations are conducted through, the Operating Partnership. QTS’ interest in the Operating Partnership entitles QTS to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to QTS’ percentage ownership. As the sole general partner of the Operating Partnership, QTS generally has the exclusive power under the partnership agreement of the Operating Partnership to manage and conduct the Operating Partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners. QTS’ board of directors manages the Company’s business and affairs.

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

The Operating Partnership meets the definition and criteria of a variable interest entity (“VIE”) in accordance with ASC 810, Consolidation, and the Company is the primary beneficiary of the VIE. As discussed below, the Company’s only material asset is its ownership interest in the Operating Partnership, and consequently, all of its assets and liabilities represent those assets and liabilities of the Operating Partnership. The Company’s debt is an obligation of the Operating Partnership where the creditors may have recourse, under certain circumstances, against the credit of the Company.

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

In addition, in light of these combined notes, the Company believes it is important for investors to understand the few differences between QTS and the Operating Partnership in the context of how QTS and the Operating Partnership operate as a consolidated company. With respect to balance sheets, the presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated balance sheets of QTS and those of the Operating Partnership. On the Operating Partnership’s consolidated balance sheets, partners’ capital includes preferred partnership units and common partnership units that are owned by QTS and other partners as well as accumulated other comprehensive income (loss). On QTS’ consolidated balance sheets, stockholders’ equity includes preferred stock, common stock, additional paid in capital, accumulated other comprehensive income (loss) and accumulated dividends in excess of earnings. The remaining equity reflected on QTS’s consolidated balance sheet is the portion of net assets that are retained by partners other than QTS, referred to as noncontrolling interests. With respect to statements of operations, the primary difference in QTS' Statements of Operations and Statements of Comprehensive Income (Loss) is that for net income (loss), QTS retains its proportionate share of the net income (loss) based on its ownership of the Operating Partnership, with the remaining balance being retained by the Operating Partnership. These combined notes refer to actions or holdings as being actions or holdings of “the Company.” Although the Operating Partnership is generally the entity that enters into contracts, holds assets and issues debt, management believes that these general references to “the Company” in this context is appropriate because the business is one enterprise operated through the Operating Partnership.

As discussed above, QTS owns no operating assets and has no operations independent of the Operating Partnership and its subsidiaries. Also, the Operating Partnership owns no operating assets and has no operations independent of its subsidiaries. Obligations under the 4.75% Senior Notes due 2025 and the unsecured credit facility, both discussed in Note 5, are fully, unconditionally, and jointly and severally guaranteed by the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS Realty Trust, Inc., the Issuers or any other subsidiary guarantor, other than QTS Finance Corporation, the co-issuer of the 4.75% Senior Notes due 2025. The indenture governing the 4.75% Senior Notes due 2025 restricts the ability of the Operating Partnership to make distributions to QTS, subject to certain exceptions, including distributions required in order for QTS to maintain its status as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”).

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

Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation for real estate assets is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. For the three months ended June 30, 2018, depreciation expense related to real estate assets and non-real estate assets was $25.0 million and $3.1 million, respectively, for a total of $28.1 million. For the three months ended June 30, 2017, depreciation expense related to real estate assets and non-real estate assets was $22.0 million and $3.5 million, respectively, for a total of $25.5 million. For the six months ended June 30, 2018, depreciation expense related to real estate assets and non-real estate assets was $48.6 million and $6.4 million, respectively, for a total of $55.0 million. For the six months ended June 30, 2017, depreciation expense related to real estate assets and non-real estate assets was $43.4 million and $7.1 million, respectively, for a total of $50.5 million. The Company capitalizes certain development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset is ready for its intended use. Capitalization of such costs, excluding interest, aggregated to $3.7 million and $3.4 million for the three months ended June 30, 2018 and 2017, respectively, and $7.2 million and $5.9 million for the six months ended June 30, 2018 and 2017, respectively. Interest is capitalized during the period of development by first applying the Company’s actual borrowing rate on the related asset and second, to the extent necessary, by applying the Company’s weighted average effective borrowing rate to the actual development and other costs expended during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $6.0 million and $3.2 million for the three months ended June 30, 2018 and 2017, respectively, and $11.4 million and $6.3 million for the six months ended June 30, 2018 and 2017, respectively.

Acquisitions and Sales – Acquisitions of real estate and other entities are either accounted for as asset acquisitions or business combinations depending on facts and circumstances. Purchase accounting is applied to the assets and liabilities related to all real estate investments acquired in accordance with the accounting requirements of ASC 805, Business Combinations, which requires the recording of net assets of acquired businesses at fair value. The fair value of the consideration transferred is assigned to the acquired tangible assets, consisting primarily of land, construction in progress, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases, value of customer relationships, trade names, software intangibles and capital leases. The excess of the fair value of liabilities assumed, common stock issued and cash paid over the fair value of identifiable assets acquired is allocated to goodwill, which is not amortized by the Company.

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

The Company accounts for the sale of assets under Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which provides for recognition or derecognition based on transfer of ownership. During the three months ended June 30, 2018, the Company recognized a $2.8 million loss on sale of equipment associated with the Company’s strategic growth plan. The loss is included within the “Restructuring” line item of the consolidated statements of operations. No gains or losses were recorded on the sale of assets for the three and six months ended June 30, 2017.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill – The Company reviews its long-lived assets and intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. The Company recognized $0.2 million and $4.3 million of impairment losses related to certain product-related assets in the three and six months ended June 30, 2018. No impairment losses were recorded for the three and six months ended June 30, 2017.

The fair value of goodwill is the consideration transferred in a business combination which is not allocable to identifiable intangible and tangible assets. Goodwill is subject to at least an annual assessment for impairment. In connection with the goodwill impairment evaluation that the Company performed on October 1, 2017, the Company determined qualitatively that it is not more likely than not that the fair value of the Company’s one reporting unit was less than the carrying amount, thus it did not perform a quantitative analysis. As the Company continues to operate and assess its goodwill at the corporate level and its market capitalization exceeds its net asset value, further analysis was not deemed necessary as of June 30, 2018.

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

Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Debt issuance costs related to revolving debt arrangements are deferred and presented as assets on the balance sheet; however, all other debt issuance costs are recorded as a direct offset to the associated liability. Amortization of debt issuance costs, including those costs presented as offsets to the associated liability in the consolidated balance sheet, was $1.0 million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively, and $1.9 million and $1.8 million for the six months ended June 30, 2018 and 2017, respectively. Deferred financing costs presented as assets on the balance sheets related to revolving debt arrangements, net of accumulated amortization, are as follows:

	June 30,	December 31,
(dollars in thousands)	2018	2017
	(unaudited)

Deferred financing costs	$9,757	$9,775
Accumulated amortization	(2,887)	(1,908)
Deferred financing costs, net	$6,870	$7,867

Deferred financing costs presented as offsets to the associated liabilities on the balance sheet related to fixed debt arrangements, net of accumulated amortization, are as follows:

	June 30,	December 31,
(dollars in thousands)	2018	2017
	(unaudited)

Deferred financing costs	$12,826	$12,675
Accumulated amortization	(1,983)	(1,039)
Deferred financing costs, net	$10,843	$11,636

Initial direct costs, or deferred leasing costs, include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements. These costs are incurred when the Company executes lease agreements and represent only incremental costs that would not have been incurred if the lease agreement had not been executed. The Company incurs the same incremental costs to obtain managed services and cloud contracts with customers that are accounted for pursuant to ASC 606, Revenue from Contracts with Customers. These costs are accounted for under ASC 340-40, Other Assets and Deferred Costs, which includes the same framework for capitalization that is applied to the Company’s leasing contracts as only the direct and incremental costs of obtaining a revenue contract are capitalized. Because the framework of accounting for these costs and the underlying nature of the costs are the same for the Company’s revenue and lease contracts, the costs are presented on a combined basis within the Company’s financial statements and within the below table. Both revenue and leasing commissions are capitalized and generally amortized over the term of the related leases or the expected term of the contract using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of deferred leasing costs totaled $5.3 million and $4.5 million for the three months ended June 30, 2018 and 2017, respectively, and $10.2 million and $8.7 million for the six months ended June 30, 2018 and 2017, respectively. Deferred leasing costs, net of accumulated amortization, are as follows:

	June 30,	December 31,
(dollars in thousands)	2018	2017
	(unaudited)

Deferred leasing costs	$60,624	$54,868
Accumulated amortization	(22,812)	(20,956)
Deferred leasing costs, net	$37,812	$33,912

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

Recoveries from Customers

Certain customer leases contain provisions under which customers reimburse the Company for power and cooling-related charges as well as a portion of the property’s real estate taxes, insurance and other operating expenses. Recoveries of power and cooling-related expenses are nonlease components and relate specifically to the Company’s variable power arrangements, whereby customers pay variable monthly fees for the specific amount of power utilized at the current utility rates. The Company’s performance obligation is to stand ready to deliver power over the life of the customer contract up to a contracted power capacity. Customers have the flexibility to increase or decrease the amount of power consumed, and therefore sub-metered power revenue is constrained at contract inception. The reimbursements are included in revenue as recoveries from customers and are recognized each month as the uncertainty related to the consideration is resolved (i.e. the Company provides power to its customers) and customers utilize the power. Reimbursement of real estate taxes, insurance, common area maintenance, or other operating expenses are accounted for as executory costs under lease guidance and are recognized as revenue in the period that the associated expenses are recognized.

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

Other

Other revenue primarily consists of straight line rent. Straight line rent represents the difference in rents recognized versus amounts contractually due pursuant to the underlying leases and is recorded as deferred rent receivable/payable in the consolidated balance sheets. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $26.5 million and $23.4 million as of June 30, 2018 and December 31, 2017, respectively.

Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. The Company records this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $32.9 million and $25.3 million as of June 30, 2018 and December 31, 2017, respectively. Additionally, $3.2 million and $2.4 million of deferred income was amortized into revenue for the three months ended June 30, 2018 and 2017, respectively, and $6.1 million and $5.1 million for the six months ended June 30, 2018 and 2017, respectively.

Equity-based Compensation – Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification and amortized ratably over their respective vesting periods. We have elected to account for forfeitures as they occur. Equity-based compensation expense net of forfeited and repurchased awards was $4.0 million and $3.7 million for the three months ended June 30, 2018 and 2017, respectively, and $7.5 million and $6.8 million for the six months ended June 30, 2018 and 2017, respectively. Equity-based compensation expense for the three and six months ended June 30, 2018 excludes $1.7 million and $3.1 million, respectively, of equity-based compensation expense associated with the acceleration of equity awards related to certain employees impacted by the Company’s strategic growth plan. The aforementioned equity-based compensation expense is included in the “Restructuring” expense line item on the consolidated statements of operations.

Allowance for Uncollectible Accounts Receivable – Rents receivable are recognized when due and are carried at cost, less an allowance for doubtful accounts. The Company records a provision for losses on rents receivable equal to the estimated uncollectible accounts, which is based on management’s historical experience and a review of the current status of the Company’s receivables. As necessary, the Company also establishes an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. The aggregate allowance for doubtful accounts was $4.4 million and $11.5 million as of June 30, 2018 and December 31, 2017, respectively.

Capital Leases and Lease Financing Obligations – The Company evaluates leased real estate to determine whether the lease should be classified as a capital or operating lease in accordance with U.S. GAAP.

The Company periodically enters into capital leases for certain equipment. In addition, through its acquisition of Carpathia on June 16, 2015, the Company is party to capital leases for property and equipment, as well as certain financing obligations. The outstanding liabilities for the capital leases were $3.9 million and $7.8 million as of June 30, 2018 and December 31, 2017, respectively. The outstanding liabilities for the lease financing obligations were $0.5 million and $0.9 million as of June 30, 2018 and December 31, 2017, respectively. The net book value of the assets associated with these leases was approximately $10.9 million and $14.7 million as of June 30, 2018 and December 31, 2017, respectively. Depreciation related to the associated assets is included in depreciation and amortization expense in the Statements of Operations.

See Note 5 for further discussion of capital leases and lease financing obligations.

Segment Information – The Company manages its business as one operating segment and thus one reportable segment consisting of a portfolio of investments in data centers located primarily in the United States.

Customer Concentrations – As of June 30, 2018, one of the Company’s customers represented 12.1% of its total monthly rental revenue. No other customers exceeded 5% of total monthly rental revenue.

As of June 30, 2018, four of the Company’s customers exceeded 5% of total accounts receivable. In aggregate, these four customers accounted for approximately 31% of total accounts receivable. One of these four customers exceeded 10% of total accounts receivable.

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

A deferred tax benefit has been recognized in the three months ended March 31, 2018, in connection with recorded operating losses. As of June 30, 2018, one of the Company’s taxable REIT subsidiaries is in a net deferred tax liability position primarily due to customer-based intangibles acquired as part of the acquisition of Carpathia on June 16, 2015. However, it is expected that the forecasted annual activity will drive this taxable REIT subsidiary into a net deferred tax asset position by the end of 2018. The impact of the 2018 forecasted annual activity will more-likely-than-not result in the need for a federal and state valuation allowance during the balance of 2018, and therefore, the expectation of a valuation allowance has been built into the Company’s estimated annual effective tax rate for the quarter.

The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the taxable REIT subsidiaries, tax law changes and future business acquisitions. The taxable REIT subsidiaries’ effective tax rates were 10.8% and 39.1% for the six months ended June 30, 2018 and 2017, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act ("the Act"), was signed into law by President Trump. The Act contains several provisions, including the lowering of the U.S. corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018.

The Company is following the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of ASC Topic 740, Income Taxes, in situations where the Company may not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date.

Upon completion of the Company’s 2017 federal income tax return in 2018, additional re-measurement adjustments may be identified with respect to the recorded deferred tax assets (liabilities). The Company will continue to assess the provision for income taxes as future guidance is issued, but does not currently anticipate that significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in SAB 118.

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

As of June 30, 2018, the Company valued its interest rate swaps which were entered into in April 2017 primarily utilizing Level 2 inputs. See Note 14 – ‘Fair Value of Financial Instruments’ for additional details.

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current lease guidance in ASC 840, Leases. The core principle of Topic 842 requires lessees to recognize the assets and liabilities that arise from nearly all leases in the statement of financial position. Accounting applied by lessors will remain largely consistent with previous guidance, with additional changes set to align lessor accounting with the revised lessee model and the FASB’s revenue recognition guidance in Topic 606. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The standard requires a modified retrospective transition approach. In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements (Topic 842), which updated the lease standard to include practical expedients that remove the requirement to restate prior period financial statements upon adoption of the standard as well as a practical expedient which allows lessors not to separate non-lease components from the related lease components if both the timing and pattern of transfer are the same for the non-lease component(s) and related lease component and the combined single lease component would be classified as an operating lease. The Company plans to adopt ASC 842 effective January 1, 2019, and will apply the transition relief under the new lease standard as of January 1, 2019. As lessee, the Company does not anticipate the classification of its leases to change but will recognize a new initial lease liability and right-of-use asset on the consolidated balance sheet for all operating leases which is expected to be material to our consolidated balance sheet. As lessor, accounting for our leases will remain largely unchanged, apart from the narrower definition of initial direct costs that can be capitalized. The new lease standard more narrowly defines initial direct costs as only costs that are incremental at the signing of a lease. As the Company does not currently capitalize material non-incremental costs, it expects the impact of this change to be immaterial to the financial statements. Upon adoption of the standard on January 1, 2019, including the transition relief provided in ASU 2018-11, the Company will not be required to restate prior period comparative financial statements to include a right of use asset and liability from the Company’s operating leases as lessee. Additionally, from a lessor perspective, the transition relief will alleviate the Company’s need to separate lease from non-lease components within its rental revenue contracts. The Company will disclose any changes to this analysis as identified.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in ASU 2017-12 change the recognition and presentation requirements of hedge accounting, including the elimination of the requirement to separately measure and report hedge ineffectiveness and the addition of a requirement to present all items that affect earnings in the same income statement line item as the hedged item. ASU 2017-12 also provides new alternatives for: applying hedge accounting to additional hedging strategies; measuring the hedged item in fair value hedges of interest rate risk; reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method; and reducing the risk of material error correction if a company applies the shortcut method inappropriately. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted. The Company does not expect the provisions of the standard will have a material impact on its consolidated financial statements.

3. Acquired Intangible Assets and Liabilities

Summarized below are the carrying values for the major classes of intangible assets and liabilities (unaudited and in thousands):

		June 30, 2018			December 31, 2017
		Gross			Gross
		Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value
Customer Relationships	1 to 12 years	$95,705	$(24,486)	$71,219	$95,705	$(20,512)	$75,193
In-Place Leases	0.5 to 10 years	32,066	(15,419)	16,647	32,066	(12,987)	19,079
Solar Power Agreement (1)	17 years	13,747	(3,235)	10,512	13,747	(2,830)	10,917
Platform Intangible	3 years	9,600	(9,600)	—	9,600	(8,133)	1,467
Acquired Favorable Leases	0.5 to 8 years	4,649	(2,825)	1,824	4,649	(2,328)	2,321
Tradenames	3 years	3,100	(3,100)	—	3,100	(2,626)	474
Total Intangible Assets		$158,867	$(58,665)	$100,202	$158,867	$(49,416)	$109,451

Solar Power Agreement (1)	17 years	13,747	(3,235)	10,512	13,747	(2,830)	10,917
Acquired Unfavorable Leases
Acquired below market leases - as Lessor	3 to 4 years	809	(493)	316	809	(375)	434
Acquired above market leases - as Lessee	11 to 12 years	2,453	(658)	1,795	2,453	(550)	1,903
Total Intangible Liabilities (2)		$17,009	$(4,386)	$12,623	$17,009	$(3,755)	$13,254

(1)	Amortization related to the Solar Power Agreement asset and liability is recorded at the same rate and therefore has no net impact on the statement of operations.
(2)	Intangible liabilities are included within the “Advance rents, security deposits and other liabilities” line item of the consolidated balance sheets.

Above or below market leases are amortized as a reduction to or increase in rental revenue as well as a reduction to rent expense in the case of the Company as lessee over the remaining lease terms. The net effect of amortization of acquired above‑market and below‑market leases resulted in a net decrease in rental revenue of $0.1 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively. The net effect of amortization of acquired above‑market and below‑market leases resulted in a net decrease in rental revenue of $0.3 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively. The estimated amortization of acquired favorable and unfavorable leases for each of the five succeeding fiscal years ending December 31 is as follows (unaudited and in thousands):

	Net Rental Revenue	Rental Expense
	Decreases	Decreases
2018 (July - December)	$302	$108
2019	479	216
2020	647	216
2021	46	216
2022	17	216
Thereafter	17	823
Total	$1,508	$1,795

Net amortization of all other identified intangible assets and liabilities was $4.3 million and $4.6 million for the three months ended June 30, 2018 and 2017, respectively. Net amortization of all other identified intangible assets and liabilities was $8.3 million and $9.3 million for the six months ended June 30, 2018 and 2017, respectively. The estimated net amortization of all other identified intangible assets and liabilities for each of the five succeeding fiscal years ending December 31 is as follows (unaudited and in thousands):

2018 (July - December)	$6,226
2019	11,965
2020	11,379
2021	10,137
2022	9,910
Thereafter	38,249
Total	$87,866

4. Real Estate Assets and Construction in Progress

The following is a summary of properties owned or leased by the Company as of June 30, 2018 and December 31, 2017 (in thousands):

As of June 30, 2018 (unaudited):

		Buildings,
		Improvements	Construction
Property Location	Land	and Equipment	in Progress	Total Cost
Atlanta, Georgia (Atlanta-Metro)	$20,416	$463,246	$30,336	$513,998
Irving, Texas	8,606	325,474	94,348	428,428
Richmond, Virginia	2,180	253,122	65,797	321,099
Chicago, Illinois	9,400	98,366	134,579	242,345
Suwanee, Georgia (Atlanta-Suwanee)	3,521	168,813	3,834	176,168
Ashburn, Virginia (1)	17,326	57,822	122,651	197,799
Piscataway, New Jersey	7,466	84,745	39,411	131,622
Santa Clara, California (2)	—	97,610	7,112	104,722
Dulles, Virginia	3,154	76,521	4,143	83,818
Sacramento, California	1,481	64,476	77	66,034
Leased Facilities (3)	—	56,372	8,478	64,850
Fort Worth, Texas	9,078	18,394	36,094	63,566
Princeton, New Jersey	20,700	33,367	428	54,495
Phoenix, Arizona (1)	—	—	28,691	28,691
Hillsboro, Oregon (1)	—	—	34,420	34,420
Manassas, Virginia (1)	—	—	39,151	39,151
Other (4)	2,213	35,542	216	37,971
	$105,541	$1,833,870	$649,766	$2,589,177

(1)

Represent land purchases. Land acquisition costs, as well as subsequent development costs, are included within construction in progress until development on the land has ended and the asset is ready for its intended use.

(2)	Owned facility subject to long-term ground sublease.
(3)	Includes 11 facilities. All facilities are leased, including those subject to capital leases.
(4)	Consists of Miami, FL; Lenexa, KS; and Overland Park, KS facilities.

As of December 31, 2017:

		Buildings,
		Improvements	Construction
Property Location	Land	and Equipment	in Progress	Total Cost
Atlanta, Georgia (Atlanta-Metro)	$20,416	$452,836	$28,614	$501,866
Irving, Texas	8,606	276,894	86,320	371,820
Richmond, Virginia	2,180	254,603	61,888	318,671
Chicago, Illinois	9,400	81,463	135,479	226,342
Suwanee, Georgia (Atlanta-Suwanee)	3,521	165,915	3,620	173,056
Ashburn, Virginia (1)	—	—	106,952	106,952
Piscataway, New Jersey	7,466	83,251	37,807	128,524
Santa Clara, California (2)	—	100,028	6,989	107,017
Dulles, Virginia	3,154	76,239	3,565	82,958
Sacramento, California	1,481	64,251	58	65,790
Leased Facilities (3)	—	59,460	5,534	64,994
Fort Worth, Texas	9,079	17,894	33,774	60,747
Princeton, New Jersey	20,700	32,948	451	54,099
Phoenix, Arizona (1)	—	—	27,402	27,402
Hillsboro, Oregon (1)	—	—	29,278	29,278
Other (4)	2,213	35,505	88	37,806
	$88,216	$1,701,287	$567,819	$2,357,322

(1)

Represent land purchases. Land acquisition costs, as well as subsequent development costs, are included within construction in progress until development on the land has ended and the asset is ready for its intended use.

(2)	Owned facility subject to long-term ground sublease.
(3)	Includes 11 facilities. All facilities are leased, including those subject to capital leases.
(4)	Consists of Miami, FL; Lenexa, KS; Overland Park, KS; and Duluth, GA facilities.

5.  Debt

Below is a listing of the Company’s outstanding debt, including capital leases and lease financing obligations, as of June 30, 2018 and December 31, 2017 (in thousands):

	Weighted Average
	Coupon Interest Rate at		June 30,	December 31,
	June 30, 2018	Maturities	2018	2017
	(unaudited)		(unaudited)
Unsecured Credit Facility
Revolving Credit Facility	3.60%	December 17, 2021	$—	$131,000
Term Loan I	3.49%	December 17, 2022	350,000	350,000
Term Loan II	3.51%	April 27, 2023	350,000	350,000
Senior Notes	4.75%	November 15, 2025	400,000	400,000
Lenexa Mortgage	4.10%	May 1, 2022	1,834	1,866
Capital Lease and Lease Financing Obligations	1.96%	2019	4,383	8,699
	3.95%		1,106,217	1,241,565
Less net debt issuance costs			(10,843)	(11,636)
Total outstanding debt, net			$1,095,374	$1,229,929

Credit Facilities, Senior Notes and Mortgage Notes Payable

(a) Unsecured Credit Facility – In December 2017, the Company executed an amendment to its amended and restated unsecured credit facility (the “unsecured credit facility”), increasing the total capacity to $1.52 billion and extending the term. The unsecured credit facility includes a $350 million term loan which matures on December 17, 2022, a $350 million term loan which matures on April 27, 2023, and an $820 million revolving credit facility which matures on December 17, 2021, with a one year extension option. Amounts outstanding under the amended unsecured credit facility bear interest at a variable rate equal to, at the Company’s election, LIBOR or a base rate, plus a spread that will vary depending upon the Company’s leverage ratio. For revolving credit loans, the spread ranges from 1.55% to 2.15% for LIBOR loans and 0.55% to 1.15% for base rate loans. For term loans, the spread ranges from 1.50% to 2.10% for LIBOR loans and 0.50% to 1.10% for base rate loans. The unsecured credit facility also includes a $400 million accordion feature.

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

The Company’s ability to borrow under the amended unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations on liens, mergers, consolidations, investments, distributions, asset sales and affiliate transactions, as well as the following financial covenants: (i) the Operating Partnership's and its subsidiaries' consolidated total unsecured debt plus any capitalized lease obligations with respect to the unencumbered asset pool properties may not exceed 60% of the unencumbered asset pool value (or 65% of the unencumbered asset pool value for up to two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated); (ii) the unencumbered asset pool debt yield cannot be less than 14% (or 12.5% for the two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated); (iii) QTS must maintain a minimum fixed charge coverage ratio (defined as the ratio of consolidated EBITDA, subject to certain adjustments, to consolidated fixed charges) for the prior two most recently-ended calendar quarters of 1.70 to 1.00; (iv) QTS must maintain a maximum debt to gross asset value (as defined in the amended and restated agreement) ratio of 60% (or 65% for the two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated); (v) QTS must maintain tangible net worth (as defined in the amended and restated agreement) cannot be less than the sum of $1,209,000,000 plus 75% of the net proceeds from any subsequent equity offerings; and (vi) a maximum distribution payout ratio of the greater of (i) 95% of the Company’s Funds from Operations (as defined in the amended and restated agreement) and (ii) the amount required for the Company to qualify as a REIT under the Code.

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

As of June 30, 2018, the Company had outstanding $700 million of indebtedness under the unsecured credit facility, all of which was outstanding under the term loans, exclusive of net debt issuance costs of $5.2 million. There were no outstanding borrowings on the Company’s unsecured revolving credit facility as of June 30, 2018. In connection with the unsecured credit facility, as of June 30, 2018, the Company had letters of credit outstanding aggregating to $4.1 million. As of June 30, 2018, the weighted average interest rate for amounts outstanding under the unsecured credit facility, including the effects of interest rate swaps, was 3.50%.

The Company has entered into interest rate swap agreements with an aggregate notional amount of $400 million. See Note 6 – ‘Interest Rate Swaps’ for additional details.

(b) Senior Notes – On November 8, 2017, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the 5.875% Senior Notes due 2022 (collectively, the “Issuers”), the Company and certain of its other subsidiaries entered into a purchase agreement pursuant to which the Issuers issued $400 million aggregate principal amount of 4.75% Senior Notes due November 15, 2025 (the “Senior Notes”) in a private offering. The Senior Notes have an interest rate of 4.750% per annum and were issued at a price equal to 100% of their face value. The net proceeds from the offering were used to fund the redemption of, and satisfy and discharge the indenture pursuant to which the Issuers issued, all of their outstanding 5.875% Senior Notes due 2022 and to repay a portion of the amount outstanding under the Company’s unsecured revolving credit facility. As of June 30, 2018, the outstanding net debt issuance costs associated with the Senior Notes were $5.6 million.

The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS Realty Trust, Inc., the Issuers or any other subsidiary guarantor, other than QTS Finance Corporation, the co-issuer of the Senior Notes. QTS does not guarantee the Senior Notes and will not be required to guarantee the Senior Notes except under certain circumstances. The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of November 8, 2017, among QTS, the Issuers, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee.

The annual remaining principal payment requirements as of June 30, 2018 per the contractual maturities and excluding extension options, capital leases and lease financing obligations, are as follows (unaudited and in thousands):

2018	$28
2019	68
2020	71
2021	74
2022	350,077
Thereafter	751,516
Total	$1,101,834

As of June 30, 2018, the Company was in compliance with all of its covenants.

Capital Leases

The Company has historically entered into capital leases for certain equipment.  In addition, through its acquisition of Carpathia on June 16, 2015, the Company acquired capital leases of both equipment and certain properties. Total outstanding liabilities for capital leases were $3.9 million as of June 30, 2018, of which $2.9 million were assumed through the Carpathia acquisition, all of which was related to the lease of real property.  Carpathia had entered into capital lease arrangements for data center space under two lease agreements expiring in 2018 and 2019 at its Harrisonburg, Virginia and Ashburn, Virginia locations. Total recurring monthly payments range from approximately $0.2 million to $0.5 million during the terms of the leases, in addition to payments made for utilities. Depreciation related to the associated assets for the capital leases is included in depreciation and amortization expense in the Statements of Operations and Statements of Comprehensive Income.

Lease Financing Obligations

The Company, through its acquisition of Carpathia has a lease financing agreement in connection with a $4.8 million tenant improvement allowance on one of its data center lease agreements. The financing requires monthly payments of principal and interest of less than $0.1 million through February 2019. The outstanding balance on the financing agreement was $0.5 million as of June 30, 2018. Depreciation expense on the related leasehold improvements is included in depreciation and amortization expense in the Statements of Operations.

The following table summarizes the Company’s combined future payment obligations, excluding interest, as of June 30, 2018, on the capital leases and lease financing obligations above (unaudited and in thousands):

2018	$3,301
2019	956
2020	117
2021	9
2022	—
Thereafter	—
Total	$4,383

6. Interest Rate Swaps

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

The Company reflects its forward interest rate swap agreements, which are designated as cash flow hedges, at fair value as either assets or liabilities on the consolidated balance sheets within the “Other assets, net” or “Advance rents, security deposits and other liabilities” line items, as applicable. As of June 30, 2018, the fair value of interest rate swaps was $10.0 million, which was recorded within the “Other assets, net” line item of the consolidated balance sheet.

The forward interest rate swap agreements are derivatives that currently qualify for hedge accounting whereby the Company records the effective portion of changes in fair value of the interest rate swaps in accumulated other comprehensive income or loss on the consolidated balance sheets and statement of comprehensive income which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized within net income. The amount reclassified from other comprehensive income to interest expense on the consolidated statements of operations was $0.1 million and $0.5 million for the three and six months ended June 30, 2018. There was no ineffectiveness recognized for the three and six months ended June 30, 2018. No amounts were recorded in other comprehensive income or loss on the consolidated financial statements as of and for the three and six months ended June 30, 2017. During the subsequent twelve months, beginning July 1, 2018, we estimate that $1.5 million will be reclassified from other comprehensive income as a reduction to interest expense.

Interest rate derivatives and their fair values as of June 30, 2018 and December 31, 2017 were as follows (unaudited and in thousands):

		Fixed One Month
Notional Amount		LIBOR rate per			Fair Value
June 30, 2018	December 31, 2017	annum	Effective Date	Expiration Date	June 30, 2018	December 31, 2017
$25,000	$25,000	1.989%	January 2, 2018	December 17, 2021	$606	$100
100,000	100,000	1.989%	January 2, 2018	December 17, 2021	2,436	401
75,000	75,000	1.989%	January 2, 2018	December 17, 2021	1,826	298
50,000	50,000	2.033%	January 2, 2018	April 27, 2022	1,272	158
100,000	100,000	2.029%	January 2, 2018	April 27, 2022	2,575	337
50,000	50,000	2.033%	January 2, 2018	April 27, 2022	1,279	155
$400,000	$400,000				$9,994	$1,449

7. Restructuring

On February 20, 2018, the Company announced a strategic growth plan to realign its product offerings around its hyperscale and hybrid colocation product offerings, along with technology and services from the Company’s cloud and managed services business that support hyperscale and hybrid colocation customers. As part of the strategic growth plan, the Company is narrowing its focus around certain of its cloud and managed services offerings and on April 24, 2018, the Company entered into definitive agreements with General Datatech, L.P. (“GDT”), an international provider of managed IT solutions, pursuant to which QTS agreed to assign to GDT certain assets, contracts and liabilities associated with QTS’ cloud and managed services products. These assets primarily consist of customer contracts and certain physical equipment. As of June 30, 2018, QTS had transitioned a portion of the assets, contracts and liabilities to GDT, and expects to complete the transfer of the remaining assets, contracts and liabilities by the end of 2018. In connection with the definitive agreements, the Company and GDT also agreed to an ongoing relationship where the Company will lease data center space to GDT as well as provide ongoing services to GDT to support the transitioned customers. The Company has incurred and will continue to incur various expenses associated with the strategic growth plan through 2018, with such costs included in the “Restructuring” line item on the consolidated income statement.

Restructuring expenses incurred during the six months ended June 30, 2018 are as follows (unaudited and in thousands):

			Equity-Based
			Compensation and		Product-Related
	Severance		Professional Fees		and Other		Total
Restructuring expense	$5,287	(1)	$7,071	(2)	$7,602	(3)	$19,960

(1)For the three months ended June 30, 2018, we incurred expenses of $3,039. As of June 30, 2018, the outstanding liability for accrued but unpaid severance expense was $2,863, which is included in “Accounts payable and accrued liabilities” line item of the consolidated balance sheets.

(2)For the three months ended June 30, 2018, we incurred expenses of $5,135. As of June 30, 2018, there was no outstanding liability associated with this cost category.

(3)Product-related and other expenses primarily relate to impairment write-downs of depreciated property as well as losses incurred on the sale of equipment. For the three months ended June 30, 2018, we incurred expenses of $3,256. As of June 30, 2018, there was no outstanding liability associated with this cost category.

In addition to the expenses incurred to date, the Company expects to incur a total of approximately $5 million to $10 million in expenses associated with this strategic growth plan through December 31, 2018. This does not include any charges that may be taken in future periods on remaining assets that are being transitioned to the Company’s strategic partner, as those specific assets have not yet been identified.

8.  Commitments and Contingencies

The Company is subject to various routine legal proceedings and other matters in the ordinary course of business. The Company currently does not have any litigation that would have material adverse impact on the Company’s financial statements.

9. Partners’ Capital, Equity and Incentive Compensation Plans

QualityTech, LP

QTS has the full power and authority to do all the things necessary to conduct the business of the Operating Partnership.

As of June 30, 2018, the Operating Partnership had four classes of limited partnership units outstanding: Series A Preferred Stock Units, Series B Convertible Preferred Stock Units, Class A units of limited partnership interest (“Class A units”) and Class O LTIP units of limited partnership units (“Class O units”). The Class A units are now redeemable at any time for cash or shares of Class A common stock of QTS. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). Class O units are pari passu with Class A units. Each Class O unit is convertible into Class A units by the Operating Partnership at any time or by the holder at any time following full vesting (if such unit is subject to vesting) based on formulas contained in the partnership agreement.

QTS Realty Trust, Inc.

In connection with its IPO, QTS issued Class A common stock and Class B common stock. Class B common stock entitles the holder to 50 votes per share and was issued to enable the Company’s Chief Executive Officer to exchange 2% of his Operating Partnership units so he may have a vote proportionate to his economic interest in the Company. Also in connection with its IPO, QTS adopted the QTS Realty Trust, Inc. 2013 Equity Incentive plan (the “2013 Equity Incentive Plan”), which authorized 1.75 million shares of Class A common stock to be issued under the plan, including upon exercise of options to purchase Class A common stock. In May 2015, the total number of shares available for issuance under the 2013 Equity Incentive Plan was increased to 4,750,000.

The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the six months ended June 30, 2018 (unaudited):

	2010 Equity Incentive Plan			2013 Equity Incentive Plan
			Weighted			Weighted			Weighted
		Weighted	average		Weighted	average			average
	Number of	average	fair		average	fair	Restricted		grant date
	Class O units	exercise price	value	Options	exercise price	value	Stock		value
Outstanding at December 31, 2017	568,040	$23.52	$5.00	1,369,270	$38.18	$7.80	381,864		$46.37
Granted	—	—	—	672,549	34.03	5.63	347,444		35.27
Exercised/Vested (1)	(461,136)	23.30	4.73	(813)	22.74	4.06	(141,631)		47.85
Cancelled/Expired	—	—	—	—	—	—	(43,877)	(2)	46.53
Outstanding at June 30, 2018	106,904	$24.47	$6.16	2,041,006	$36.82	$7.08	543,800		$38.88

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

The assumptions and fair values for restricted stock and options to purchase shares of Class A common stock granted for the six months ended June 30, 2018 are included in the following table on a per unit basis (unaudited). Options to purchase shares of Class A common stock were valued using the Black-Scholes model.

Six Months Ended June 30, 2018
Fair value of restricted stock granted	$34.03 - $54.01
Fair value of options granted	$5.55 - $5.64
Expected term (years)	5.5 - 6.0
Expected volatility	28%
Expected dividend yield	4.82%
Expected risk-free interest rates	2.69% - 2.73%

The following tables summarize information about awards outstanding as of June 30, 2018 (unaudited).

	Operating Partnership Awards Outstanding
			Weighted average
		Awards	remaining
	Exercise prices	outstanding	vesting period (years)
Class O Units	$20.00 - 25.00	106,904	—
Total Operating Partnership awards outstanding		106,904

	QTS Realty Trust, Inc. Awards Outstanding
			Weighted average
		Awards	remaining
	Exercise prices	outstanding	vesting period (years)
Restricted stock	$—	543,800	1.8
Options to purchase Class A common stock	$21.00 - 50.66	2,041,006	1.2
Total QTS Realty Trust, Inc. awards outstanding		2,584,806

As of June 30, 2018, there were no Class RS units outstanding. Any remaining nonvested awards are valued as of the grant date and generally vest ratably over a defined service period. As of June 30, 2018 there were approximately 0.5 million and 0.9 million nonvested restricted Class A common stock and options to purchase Class A common stock outstanding, respectively. As of June 30, 2018 the Company had $21.7 million of unrecognized equity-based compensation expense which will be recognized over a remaining weighted-average vesting period of 1.3 years. The total intrinsic value of the awards outstanding at June 30, 2018 was $35.0 million.

Dividends and Distributions

The following table presents quarterly cash dividends and distributions paid to QTS’ common and preferred stockholders and the Operating Partnership’s unit holders for the six months ended June 30, 2018 (unaudited):

Six Months Ended June 30, 2018
			Aggregate
		Per Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock
December 5, 2017	January 5, 2018	$0.39	$22.2
March 22, 2018	April 5, 2018	$0.41	$23.7
			$45.9

Series A Preferred Stock
April 5, 2018	April 16, 2018	$0.15	$0.6

Additionally, on July 6, 2018, the Company paid its regular quarterly cash dividend of $0.41 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on June 20, 2018.

Additionally, on July 16, 2018, the Company paid a quarterly cash dividend of approximately $0.45 per share on its Series A Preferred Stock.

Equity Issuances

In March 2017, QTS established an “at-the-market” equity offering program (the “ATM Program”) pursuant to which the Company may issue, from time to time, up to $300 million of its Class A common stock. The Company issued no shares under the ATM Program during the six months ended June 30, 2018.

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

Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the 15th day of each January, April, July and October. The first dividend on the Series A Preferred Stock was paid on April 16, 2018, in the amount of $0.14844 per share. The Series A Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A Preferred Stock will rank senior to common stock and pari passu with the Series B Preferred Stock with respect to the payment of distributions and other amounts. Except in instances relating to preservation of QTS’s qualification as a REIT or pursuant to the Company’s special optional redemption right, the Series A Preferred Stock is not redeemable prior to March 15, 2023. On and after March 15, 2023, the Company may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption.

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

On June 20, 2018, QTS issued 3,162,500 shares of 6.50% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) with a liquidation preference of $100.00 per share, which included 412,500 shares the underwriters purchased pursuant to the exercise of their overallotment option in full. The Company used the net proceeds of approximately $304 million to repay amounts outstanding under its unsecured revolving credit facility. In connection with the issuance of the Series B Preferred Stock, on June 25, 2018 the Operating Partnership issued to the Company 3,162,500 Series B Preferred Units, which have economic terms that are substantially similar to the Company’s Series B Preferred Stock. The Series B Preferred Units were issued in exchange for the Company’s contribution of the net offering proceeds of the offering of the Series B Preferred Stock to the Operating Partnership.

Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about the 15th day of each January, April, July and October. The first dividend on the Series B Preferred Stock will be paid on October 15, 2018. The Series B Preferred Stock is convertible by holders into shares of Class A common stock at any time at the then-prevailing conversion rate.  The initial conversion rate is 2.1264 shares of the Company’s Class A common stock per share of Series B Preferred Stock. The Series B Preferred Stock does not have a stated maturity date. Upon liquidation, dissolution or winding up, the Series B Preferred Stock will rank senior to common stock and pari passu with the Series A Preferred Stock with respect to the payment of distributions and other amounts. The Series B Preferred Stock will not be redeemable by the Company. At any time on or after July 20, 2023, the Company may at its option cause all (but not less than all) outstanding shares of the Series B Preferred Stock to be automatically converted into the Company’s Class A common stock at the then-prevailing conversion rate if the closing sale price of the Company’s Class A common stock is equal to or exceeds 150% of the then-prevailing conversion price for at least 20 trading days in a period of 30 consecutive trading days, including the last trading day of such 30-day period, ending on the trading day prior to the issuance of a press release announcing the mandatory conversion.

If a holder converts its shares of Series B Preferred Stock at any time beginning at the opening of business on the trading day immediately following the effective date of a fundamental change (as described in the prospectus supplement) and ending at the close of business on the 30th trading day immediately following such effective date, the holder will automatically receive a number of shares of the Company’s Class A common stock equal to the greater of:

•

the sum of (i) a number of shares of the Company’s Class A common stock, as may be adjusted, as described in the Articles Supplementary for the 6.50% Series B Cumulative Convertible Perpetual Preferred Stock filed with the State Department of Assessments and Taxation of Maryland on June 22, 2018 (the “Articles Supplementary”) and (ii) the make-whole premium described in the Articles Supplementary; and

•

a number of shares of the Company’s Class A common stock equal to the lesser of (i) the liquidation preference divided by the average of the daily volume weighted average prices of the Company’s Class A common stock for ten days preceding the effective date of a fundamental change and (ii) 5.1020 (subject to adjustment).

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

10. Related Party Transactions

The Company periodically executes transactions with entities affiliated with its Chairman and Chief Executive Officer. Such transactions include automobile, furniture and equipment purchases as well as building operating lease payments and receipts, and reimbursement for the use of a private aircraft service by the Company’s officers and directors.

The transactions which occurred during the three and six months ended June 30, 2018 and 2017 are outlined below (unaudited and in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Tax, utility, insurance and other reimbursement	$135	$206	$396	$349
Rent expense	253	254	507	508
Capital assets acquired	46	119	204	352
Total	$434	$579	$1,107	$1,209

11. Noncontrolling Interest

Concurrently with the completion of the IPO, QTS consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership as of the date of the IPO.

Commencing at any time beginning November 1, 2014, at the election of the holders of the noncontrolling interest, the Class A units of the Operating Partnership are redeemable for cash or, at the election of the Company, Class A common stock of the Company on a one-for-one basis. As of June 30, 2018, the noncontrolling ownership interest percentage of QualityTech, LP was approximately 11.5%.

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

The computation of basic and diluted net income per share is as follows (in thousands, except per share data, and unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$(6,433)	$4,608	$(6,685)	$10,176
Loss (income) attributable to noncontrolling interests	1,002	(568)	1,031	(1,259)
Preferred stock dividends	(2,248)	—	(2,576)
Earnings attributable to participating securities	(227)	356	(485)	814
Net income (loss) available to common stockholders after allocation of participating securities	$(7,906)	$4,396	$(8,715)	$9,731
Denominator:
Weighted average shares outstanding - basic	50,452	47,666	50,366	47,562
Effect of Class A and Class RS partnership units	—	6,783	—	6,783
Effect of Class O units and options to purchase Class A common stock on an "as if" converted basis	—	1,009	—	991
Weighted average shares outstanding - diluted	50,452	55,458	50,366	55,336

Basic net income (loss) per share	$(0.16)	$0.08	$(0.17)	$0.18

Diluted net income (loss) per share	$(0.16)	$0.08	$(0.17)	$0.17

Note: The table above does not include Class A partnership units of 6.7 million and 6.8 million for the three months ended June 30, 2018 and 2017, respectively, 0.2 million reflecting the effects of Class O units and options to purchase common stock on an "as if" converted basis for the three months ended June 30, 2018, and 0.4 million reflecting the effects of Series B Convertible preferred stock on an “as if” converted basis for the three months ended June 30, 2018, as their respective inclusion would have been antidilutive. Does not include Class A partnership units of 6.6 million and 6.8 million for the six months ended June 30, 2018 and 2017, respectively, 0.4 million reflecting the effects of Class O units and options to purchase common stock on an "as if" converted basis for the six months ended June 30, 2018, and 0.2 million reflecting the effects of Series B Convertible preferred stock on an “as if” converted basis for the six months ended June 30, 2018, as their respective inclusion would have been antidilutive.

13. Contracts with Customers

Future minimum payments to be received under non-cancelable customer contracts (inclusive of payments for contracts which have not yet commenced, and exclusive of recoveries of operating costs from customers) are as follows for the years ending December 31 (unaudited and in thousands):

2018 (July - December)	$173,924
2019	304,475
2020	234,246
2021	185,569
2022	117,924
Thereafter	137,210
Total	$1,153,348

14. Fair Value of Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon the application of discount rates to estimated future cash flows based upon market yields or by using other valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2018 or December 31, 2017.

Credit facility and Senior Notes: The Company’s unsecured credit facility did not have interest rates which were materially different than current market conditions and therefore, the fair value approximated the carrying value.  The fair value of the Company’s Senior Notes was estimated using Level 2 “significant other observable inputs,” primarily based on quoted market prices for the same or similar issuances. At June 30, 2018, the fair value of the Senior Notes was approximately $374.5 million.

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

15. Subsequent Events

On July 6, 2018, the Company paid its regular quarterly cash dividend of $0.41 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on June 20, 2018.

On July 16, 2018, the Company paid a quarterly cash dividend of approximately $0.45 per share on its 7.125% Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on June 29, 2018.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the financial condition and results of operations of QTS Realty Trust, Inc., a Maryland corporation, (“QTS”), which includes the operations of QualityTech, LP (the “Operating Partnership”), for the three and six months ended June 30, 2018 and 2017. You should read the following discussion and analysis in conjunction with QTS’ and the Operating Partnership’s accompanying consolidated financial statements and related notes contained elsewhere in this Form 10-Q. We believe it is important for investors to understand the few differences between the financial statements of QTS and the Operating Partnership. See “Explanatory Note” for an explanation of these few differences. Since the financial data presented in this Item 2 does not contain any differences between QTS and the Operating Partnership, all periods presented reflect the operating results of both QTS and the Operating Partnership.

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in our markets or the technology industry;

•	obsolescence or reduction in marketability of our infrastructure due to changing industry demands;

•	global, national and local economic conditions;

•	our ability to successfully execute our strategic growth plan and realize its expected benefits;

•	risks related to our international operations;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our failure to successfully develop, redevelop and operate acquired properties or lines of business;

•	significant increases in construction and development costs;

•	the increasingly competitive environment in which we operate;

•	defaults on, or termination or non-renewal of, leases by customers;

•	decreased rental rates or increased vacancy rates;

•	increased interest rates and operating costs, including increased energy costs;

•	financing risks, including our failure to obtain necessary outside financing;

•	dependence on third parties to provide Internet, telecommunications and network connectivity to our data centers;

•	our failure to qualify and maintain QTS’ qualification as a real estate investment trust (“REIT”);

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations; and

•	changes in real estate and zoning laws, revaluations for tax purposes and increases in real property tax rates.

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

On February 20, 2018, we announced a strategic growth plan to realign our product offerings around our hyperscale and hybrid colocation product offerings, along with technology and services from our cloud and managed services business that support hyperscale and hybrid colocation customers. As part of the strategic growth plan we are narrowing our focus around certain of our cloud and managed services offerings, including some colocation revenue attached to certain customers in the cloud and managed services business that we expect will not remain with the Company post-transition. Also in connection with the strategic growth plan, on April 24, 2018, we entered into definitive agreements with General Datatech, L.P. (“GDT”), an international provider of managed IT solutions, pursuant to which we agreed to assign to GDT certain assets, contracts and liabilities associated with our cloud and managed services products in exchange for, certain cash payments. These assets, contracts and liabilities primarily consist of customer contracts and certain physical equipment. However, after August 31, 2018, we have no obligation to transfer any assets, contracts or liabilities that have not been transferred by such date, and we have not yet determined as of June 30, 2018 whether all of such assets, contracts or liabilities or only a portion thereof ultimately will be transferred. Under the agreements, we will provide support services to GDT, and GDT will expand its colocation presence within our facilities to support customers for the environments that reside in our facilities.

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

As of June 30, 2018, QTS owned an approximate 88.5% ownership interest in the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.

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

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of June 30, 2018, only five of our customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 12.1% of our MRR and the next largest customer accounting for only 5.0% of our MRR.

Our Portfolio

We develop and operate 26 data centers located throughout the United States, Canada, Europe and Asia, containing an aggregate of approximately 6.2 million gross square feet of space (approximately 94% of which is wholly owned by us), including approximately 2.7 million “basis-of-design” raised floor square feet, which represents the total data center raised floor potential of our existing data center facilities. This represents the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the configuration that we deploy. We build out our data center facilities for both general use (colocation) and for executed leases that require significant amounts of space and power, depending on the needs of each facility at that time. As of June 30, 2018, this space included approximately 1,450,000 raised floor operating net rentable square feet, or NRSF, plus approximately 1.3 million square feet of additional raised floor in our development pipeline, of which approximately 67,000 NRSF is expected to become operational by December 31, 2018. Of the total 1.3 million NRSF in our development pipeline, approximately 84,000 square feet was related to customer leases which had been executed but not yet commenced. Our facilities collectively have access to approximately 674 megawatts (“MW”) of available utility power. We believe such access to power gives us a competitive advantage in redeveloping data center space, since access to power is usually the most limiting and expensive component in data center redevelopment.

The following table presents an overview of the portfolio of operating properties that we own or lease, based on information as of June 30, 2018:

			Net Rentable Square Feet (Operating NRSF) (3)
									Available	Basis of	Current
		Gross							Utility	Design	Raised
	Year	Square	Raised	Office &	Supporting		%	Annualized	Power	("BOD")	Floor as a
Property	Acquired (1)	Feet (2)	Floor (4)	Other (5)	Infrastructure (6)	Total	Occupied (7)	Rent (8)	(MW) (9)	NRSF	% of BOD
Richmond, VA	2010	1,318,353	167,309	51,093	178,854	397,256	73.4%	$39,045,805	110	557,309	30.0%
Atlanta, GA (Metro)	2006	968,695	463,986	36,953	336,266	837,205	97.7%	$97,058,198	72	527,186	88.0%
Irving, TX	2013	698,000	168,160	6,981	170,323	345,464	97.6%	$48,812,282	140	275,701	61.0%
Princeton, NJ	2014	553,930	58,157	2,229	111,405	171,791	100.0%	$10,035,602	22	158,157	36.8%
Chicago, IL	2014	474,979	33,000	—	35,102	68,102	78.9%	$10,089,145	8	215,855	15.3%
Ashburn, VA	2017	445,000	14,230	—	23,240	37,470	100.0%	$2,139,300	50	178,000	8.0%
Manassas, VA	2018	118,031	—	—	—	—	—%	$—	24	66,324	—%
Suwanee, GA	2005	369,822	205,608	8,697	107,128	321,433	91.6%	$54,920,597	36	205,608	100.0%
Piscataway, NJ	2016	360,000	88,820	14,311	91,851	194,982	87.5%	$14,695,135	111	176,000	50.5%
Fort Worth, TX	2016	261,836	10,600	—	19,438	30,038	100.0%	$2,078,486	50	80,000	13.3%
Santa Clara, CA*	2007	135,322	55,905	944	45,094	101,943	73.7%	$18,287,837	11	80,940	69.1%
Sacramento, CA	2012	92,644	54,595	2,794	23,916	81,305	46.1%	$11,759,681	8	54,595	100.0%
Dulles, VA	2017	87,159	30,545	5,997	32,892	69,434	59.9%	$25,251,802	13	48,270	63.3%
Leased facilities **	2006 & 2015	206,631	76,451	19,450	42,001	137,902	79.5%	$32,963,454	14	97,692	78.3%
Other ***	Misc.	147,435	22,380	49,337	30,074	101,791	68.8%	$6,675,938	5	22,380	100.0%
Total		6,237,837	1,449,746	198,786	1,247,584	2,896,116	89.2%	$373,813,262	674	2,744,017	52.8%

(1)	Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
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
(7)

Calculated as data center raised floor that is subject to a signed lease for which space is occupied (1,041,205 square feet as of June 30, 2018) divided by leasable raised floor based on the current configuration of the properties (1,166,936 square feet as of June 30, 2018), expressed as a percentage.

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

(9)	Represents installed utility power and transformation capacity that is available for use by the facility as of June 30, 2018.

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

Factors That May Influence Future Results of Operations and Cash Flows

Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of June 30, 2018, we had in place customer leases generating revenue for approximately 89% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental and certain cloud and managed services rates at our properties. Future economic downturns, regional downturns or downturns in the technology industry could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. Negative trends in one or more of these factors could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.

Strategic Growth Plan. Our ability to successfully realign our product offerings around hyperscale and hybrid colocation as well as transition certain assets, contracts and liabilities associated with our cloud and managed services products to GDT may influence our future results of operations and cash flows. We expect a reduction in cloud and managed services revenue as we transition certain customers to GDT over the course of 2018. In addition, we will incur certain restructuring charges associated with the strategic growth plan, of which approximately $11.4 million and $20.0 million were incurred during the three and six months ended June 30, 2018, respectively.

Leasing Arrangements. As of June 30, 2018, 41% of our MRR came from customers which individually occupied greater than or equal to 6,600 square feet of space (or approximately 1 MW of power), with the remaining 59% attributable to customers utilizing less than 6,600 square feet of space. As of June 30, 2018, approximately 49% of our MRR was attributable to the metered power model, the majority of which is comprised of customers that individually occupy greater than 6,600 square feet of space. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of June 30, 2018, the remaining approximately 51% of our MRR was attributable to the gross lease or managed service model. Under this model, the customer pays us a fixed amount on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers incur more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease or managed service model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. These leases generally have a term of three years or less.

Scheduled Lease Expirations. Our ability to minimize rental churn and customer downgrades at renewal and to renew, lease and re-lease expiring space will impact our results of operations and cash flows. Leases which have commenced billing representing approximately 28% and 13% of our total leased raised floor are scheduled to expire during the years ending December 31, 2018 (including all month-to-month leases) and 2019, respectively. These leases also represented approximately 25% and 24%, respectively, of our annualized rent as of June 30, 2018. Given that our average rent for larger contracts tend to be at or below market rent at expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.

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

General Leasing Activity

As disclosed above, our results may be impacted by the outcome of the strategic growth plan as we continue to transition assets, contracts and liabilities associated with our cloud and managed services products to GDT. The general leasing statistics below are presented on a consolidated basis and include the effects of the strategic growth plan incurred to date.

During the three and six months ended June 30, 2018, we entered into customer leases representing approximately $0.8 million and $2.2 million of incremental MRR, net of downgrades (and representing approximately $9.4 million and $26.1 million of incremental annualized rent, net of downgrades) at $831 and $539 per square foot, respectively. In addition, $7.2 million and $12.5 million of leasing commissions was associated with new and renewal leasing activity for the three and six months ended June 30, 2018.

During the three and six months ended June 30, 2018, we renewed leases with a total annualized rent of $22.6 million and $46.6 million at an average rent per square foot of $222 and $231, respectively, which was 4.9% and 5.1% higher than the annualized rent prior to their respective renewals. We define renewals as leases where the customer retains the same amount of space before and after renewal, which facilitates rate comparability. Customers that renew with adjustments to square feet are reflected in the net leasing activity discussed above. The rental churn rate for the three and six months ended June 30, 2018 was 1.8% and 3.5%, respectively.

During the three and six months ended June 30, 2018, we commenced customer leases representing approximately $2.6 million and $5.9 million of MRR (and representing approximately $30.8 million and $70.3 million of annualized rent) at $637 and $666 per square foot, respectively.

As of June 30, 2018, our booked-not-billed MRR balance (which represents customer leases that have been executed, but for which lease payments have not commenced as of June 30, 2018) was approximately $4.4 million, or $53.3 million of annualized rent. The booked-not-billed balance is expected to contribute an incremental $5.9 million to revenue in 2018 (representing $18.1 million in annualized revenues), an incremental $15.8 million in 2019 (representing $20.7 million in annualized revenues) and an incremental $14.5 million in annualized revenues thereafter.

We estimate the remaining capital cost to provide the space, power, connectivity and other services to the customer contracts which had been booked but not billed as of June 30, 2018 to be approximately $122 million. This estimate generally includes customers with newly contracted space of more than 3,300 square feet. The space, power, connectivity and other services provided to customers that contract for smaller amounts of space is generally provided by existing space which was previously developed.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Changes in revenues and expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 are summarized below (unaudited and in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Revenues:
Rental	$89,232	$80,793	$8,439	10%
Recoveries from customers	10,444	8,774	1,670	19%
Cloud and managed services	10,974	16,856	(5,882)	(35)%
Other	1,627	1,445	182	13%
Total revenues	112,277	107,868	4,409	4%

Operating expenses:
Property operating costs	36,558	36,846	(288)	(1)%
Real estate taxes and insurance	2,903	2,946	(43)	(1)%
Depreciation and amortization	37,820	34,527	3,293	10%
General and administrative	21,031	22,562	(1,531)	(7)%
Transaction, integration and impairment costs	653	161	492	306%
Restructuring	11,430	—	11,430	* %
Total operating expenses	110,395	97,042	13,353	14%

Operating income	1,882	10,826	(8,944)	(83)%

Other income and expense:
Interest income	25	—	25	* %
Interest expense	(8,203)	(7,647)	556	(7)%
Income (loss) before taxes	(6,296)	3,179	(9,475)	(298)%
Tax benefit (expense) of taxable REIT subsidiaries	(137)	1,429	(1,566)	(110)%
Net income (loss)	(6,433)	4,608	(11,041)	(240)%
Net (income) loss attributable to noncontrolling interests	1,002	(568)	1,570	(276)%
Net income (loss) attributable to QTS Realty Trust, Inc.	$(5,431)	$4,040	$(9,471)	(234)%
Preferred stock dividends	(2,248)	—	(2,248)	* %
Net income (loss) attributable to common stockholders	$(7,679)	$4,040	$(11,719)	(290)%

__________________________

*not applicable for comparison

Revenues. Total revenues for the three months ended June 30, 2018 were $112.3 million compared to $107.9 million for the three months ended June 30, 2017. The increase of $4.4 million, or 4%, was largely attributable to organic growth in our customer base as well as retention of a portion of colocation customers that were previously believed to be at risk of churning due to disruption caused by the strategic growth plan. As the integration with GDT has progressed with minimal disruption, we are seeing less colocation revenue impact than we had originally anticipated, and this has led to additional benefit to the company revenue growth in 2018.

The increase of $2.6 million, or 3%, in combined rental and cloud and managed services revenue was primarily attributable to rents from newly leased space from ongoing expansions in our Irving, Chicago and Atlanta-Metro data centers as well as increases in revenue from previously leased space, primarily in our Ashburn data center, or service contracts, net of downgrades at renewal and rental churn. The decrease in cloud and managed service revenue was primarily due to reductions in revenue from existing customers’ churn and downgrades, combined with a reduction in revenue associated with certain cloud and managed services customer contracts that have been transitioned to GDT in connection with the aforementioned strategic growth plan.

As of June 30, 2018, our data centers were approximately 89% occupied based on leasable raised floor of approximately 1,167,000 square feet, with approximately 1,041,000 square feet occupied, with an average annualized rent of $359 per leased raised floor square foot including cloud and managed services revenue. As of June 30, 2017, our data centers were 87% occupied and billing based on leasable raised floor of approximately 1,113,000 square feet, with approximately 968,000 square feet occupied and paying rent, with an average annualized rent of $393 per leased raised floor square foot including cloud and managed services revenue.

Higher recoveries from customers for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 were primarily due to increased utility usage at our Atlanta-Metro, Irving, Atlanta-Suwanee and Piscataway data centers. The increase in other revenue was primarily due to higher straight line rent, offset by a lower level of scrap metal sales.

Property Operating Costs. Property operating costs for the three months ended June 30, 2018 were $36.6 million compared to property operating costs of $36.8 million for the three months ended June 30, 2017, a decrease of $0.3 million, or 1%. The breakdown of our property operating costs is summarized in the table below (unaudited and in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Property operating costs:
Direct payroll	$5,413	$5,797	$(384)	(7)%
Rent	3,317	3,916	(599)	(15)%
Repairs and maintenance	3,830	3,623	207	6%
Utilities	13,492	11,495	1,997	17%
Management fee allocation	5,298	5,258	40	1%
Other	5,208	6,757	(1,549)	(23)%
Total property operating costs	$36,558	$36,846	$(288)	(1)%

The decrease in total property operating costs was attributable to aggregate expense reductions of $2.5 million primarily related to our transition from our cloud and managed services offerings associated with our strategic growth plan, with expense reductions primarily in rent expense from exiting certain leased facilities, direct payroll expenses, and other costs such as communications services and bad debt expense. Offsetting these decreases were expense increases aggregating to $2.2 million, primarily related to $2.0 million of increased utilities expense associated with increased power usage related to growth in our Hyperscale offering as well as $0.2 million related to increased repairs and maintenance expense which tends to fluctuate from period to period and increase with the expansion and lease-up of our facilities.

Real Estate Taxes and Insurance. Real estate taxes and insurance remained consistent at $2.9 million for both the three months ended June 30, 2018 and 2017.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2018 was $37.8 million compared to $34.5 million for the three months ended June 30, 2017. The increase of $3.3 million, or 10%, was due to additional depreciation expense of $2.6 million primarily relating to an increase in assets placed in service at our Irving and Atlanta-Metro data centers as well as higher amortization expense of $0.7 million primarily related to a higher level of leasing commissions.

General and Administrative Expenses. General and administrative expenses were $21.0 million for the three months ended June 30, 2018 compared to general and administrative expenses of $22.6 million for the three months ended June 30, 2017. The decrease of $1.5 million, or 7%, was primarily attributable to the implementation of the aforementioned strategic growth plan, resulting in a decrease in net payroll expenses, excluding equity-based compensation expense, of $1.0 million, reduced advertising and marketing expenses of $0.4 million, lower travel expenses of $0.3 million, lower professional fees of $0.2 million and lower corporate repairs and maintenance expense of $0.2 million. Offsetting these decreases was higher equity-based compensation expense of $0.3 million and higher outside services expenses primarily related to consulting services of $0.3 million.

Transaction, Integration and Impairment Costs. For the three months ended June 30, 2018, we incurred $0.7 million in transaction, integration and impairment costs compared to $0.2 million for the three months ended June 30, 2017. Both current period and prior period costs were primarily related to the assessment of actual and potential acquisitions. Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

Restructuring Costs. Restructuring costs, which are costs associated with our strategic growth plan, were $11.4 million for the three months ended June 30, 2018, primarily related to employee severance expenses, professional fees, acceleration of equity-based compensation awards and the sale or write-off of certain product-related assets. No such costs were incurred during the three months ended June 30, 2017.

Interest Expense. Interest expense was $8.2 million and $7.6 million for the three months ended June 30, 2018 and 2017, respectively. The increase of $0.6 million, or 7%, was due primarily to an increase in the average debt balance of $179.6 million associated with increased funding required for capital projects, partially offset by the issuance of common and preferred stock and higher capitalized interest during the current period due to the growth in construction projects. The average debt balance, exclusive of debt issuance costs, for the three months ended June 30, 2018 was $1,257.8 million, with a weighted average interest rate, including the effect of amortization of deferred financing costs and interest rate swaps, of 4.52%. This compared to an average debt balance, exclusive of debt issuance costs, of $1,078.2 million for the three months ended June 30, 2017, with a weighted average interest rate, including the effect of amortization of deferred financing costs, of 4.01%. Interest capitalized in connection with our development activities during the three months ended June 30, 2018 and 2017 was $6.0 million and $3.2 million, respectively.

Tax Expense/Benefit of Taxable REIT Subsidiaries. The tax expense of our taxable REIT subsidiaries for the three months ended June 30, 2018 was $0.1 million compared to a $1.4 million tax benefit for the three months ended June 30, 2017. The change from a tax benefit for the three months ended June 30, 2017 to a tax expense for the three months ended June 30, 2018 was primarily attributable to the determination that the forecasted 2018 annual activity will drive the taxable REIT subsidiaries into a net deferred asset position by the end of 2018. As a result, QTS has determined that a federal and state valuation allowance will more-likely-than-not be necessary during the balance of 2018. The impact of an anticipated valuation allowance is reflected in the estimated annual effective tax rate for the three months ended June 30, 2018.

Net Income. A summary of the components of the decrease in net income of $11.0 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 is as follows (unaudited and in millions):

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$4.7
Decrease in general and administrative expense	1.5
Increase in transaction, integration and impairment costs	(0.4)
Increase in interest expense net of interest income	(0.5)
Increase in depreciation and amortization	(3.3)
Increase in tax expense	(1.6)
Increase in restructuring charges	(11.4)
Decrease in net income	$(11.0)

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Changes in revenues and expenses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 are summarized below (unaudited and in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Revenues:
Rental	$174,945	$159,910	$15,035	9%
Recoveries from customers	21,957	17,135	4,822	28%
Cloud and managed services	24,155	33,821	(9,666)	(29)%
Other	4,917	2,966	1,951	66%
Total revenues	225,974	213,832	12,142	6%

Operating expenses:
Property operating costs	74,298	72,267	2,031	3%
Real estate taxes and insurance	5,808	6,093	(285)	(5)%
Depreciation and amortization	73,733	68,475	5,258	8%
General and administrative	43,265	44,759	(1,494)	(3)%
Transaction, integration and impairment costs	1,573	497	1,076	216%
Restructuring	19,960	—	19,960	* %
Total operating expenses	218,637	192,091	26,546	14%

Operating income	7,337	21,741	(14,404)	(66)%

Other income and expense:
Interest income	26	1	25	2500%
Interest expense	(16,313)	(14,516)	1,797	(12)%
Income (loss) before taxes	(8,950)	7,226	(16,176)	(224)%
Tax benefit of taxable REIT subsidiaries	2,265	2,950	(685)	(23)%
Net income (loss)	(6,685)	10,176	(16,861)	(166)%
Net (income) loss attributable to noncontrolling interests	1,031	(1,259)	2,290	(182)%
Net income (loss) attributable to QTS Realty Trust, Inc.	$(5,654)	$8,917	$(14,571)	(163)%
Preferred stock dividends	(2,576)	—	(2,576)	* %
Net income (loss) attributable to common stockholders	$(8,230)	$8,917	$(17,147)	(192)%

__________________________

*not applicable for comparison

Revenues. Total revenues for the six months ended June 30, 2018 were $226.0 million compared to $213.8 million for the six months ended June 30, 2017. The increase of $12.1 million, or 6%, was largely attributable to organic growth in our customer base and placing additional square footage into service in conjunction with the development and expansion of our Irving, Atlanta-Metro and Chicago data centers as well as retention of a portion of colocation customers that were previously believed to be at risk of churning due to disruption caused by the strategic growth plan. As the integration with GDT has progressed with minimal disruption, we are seeing less colocation revenue impact than we had originally anticipated, and this has led to additional benefit to the company revenue growth in 2018.

The increase of $5.4 million, or 3%, in combined rental and cloud and managed services revenue was primarily attributable to rents from newly leased space from ongoing expansions in our Irving, Chicago and Atlanta-Metro data centers as well as increases in rents from previously leased space, net of downgrades at renewal and rental churn. The decrease in cloud and managed service revenue was primarily due to reductions in revenue from existing customers’ churn and downgrades, combined with a reduction in revenue associated with certain cloud and managed services customer contracts that have been transitioned to GDT in connection with the aforementioned strategic growth plan.

Higher recoveries from customers for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 were primarily due to increased utility costs generally related to an increase in utility usage at our Irving, Atlanta-Suwanee, Piscataway and Chicago data centers and an increase in utility rates and usage at the Atlanta-Metro data center. The $2.0 million increase in other revenue for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to higher straight line rent.

Property Operating Costs. Property operating costs for the six months ended June 30, 2018 were $74.3 million compared to property operating costs of $72.3 million for the six months ended June 30, 2017, an increase of $2.0 million, or 3%. The breakdown of our property operating costs is summarized in the table below (unaudited and in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Property operating costs:
Direct payroll	$11,178	$11,541	$(363)	(3)%
Rent	6,928	7,873	(945)	(12)%
Repairs and maintenance	7,957	8,107	(150)	(2)%
Utilities	27,965	22,445	5,520	25%
Management fee allocation	10,553	10,484	69	1%
Other	9,717	11,817	(2,100)	(18)%
Total property operating costs	$74,298	$72,267	$2,031	3%

The increase in total property operating costs was primarily attributable to increased utilities expense of $5.5 million associated with increased power usage related to growth in our Hyperscale offering as well as increased management fee allocation of $0.1 million. Management fee allocation for our leased facilities acquired in 2015 is based on 10% of cash rental revenues for each facility and reflects an allocation of internal charges to cover back-office and service-related costs associated with the day-to-day operations of our data center facilities, with a corresponding offset to general and administrative expenses.  Management fee allocation for our other facilities is based on 4% of cash rental revenues for each facility. Offsetting this increase was expense reductions aggregating to $3.6 million, primarily related to our transition from our cloud and managed services offerings associated with our strategic growth plan, with expense reductions primarily in rent expense from exiting certain leased facilities, direct payroll expenses, repairs and maintenance expense, and other costs such as communications services and bad debt expense.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the six months ended June 30, 2018 were $5.8 million compared to $6.1 million for the six months ended June 30, 2017. The decrease of $0.3 million, or 5%, was primarily attributable to a higher level of capitalized real estate taxes at our Fort Worth facility.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2018 was $73.7 million compared to $68.5 million for the six months ended June 30, 2017. The increase of $5.3 million, or 8%, was due to additional depreciation expense of $4.4 million primarily relating to increase in assets placed in service at our Irving, Chicago, and Atlanta-Metro data centers as well as higher amortization expense of $0.8 million primarily related to a higher level of leasing commissions.

General and Administrative Expenses. General and administrative expenses were $43.3 million for six months ended June 30, 2018 compared to general and administrative expenses of $44.8 million for the six months ended June 30, 2017, a decrease of $1.5 million, or 3%. The decrease was primarily attributable to the aforementioned strategic growth plan, resulting in a decrease in net payroll expenses, excluding equity-based compensation expense, of $1.1 million, lower professional fees of $0.6 million, reduced advertising and marketing expenses of $0.5 million, lower corporate repairs and maintenance expense of $0.3 million and lower corporate rent expense of $0.2 million. Offsetting these decreases was higher equity-based compensation expense of $0.7 million and higher software license expenses of $0.5 million.

Transaction, Integration and Impairment Costs. For the six months ended June 30, 2018, we incurred $1.6 million in transaction, integration and impairment costs compared to $0.5 million for the six months ended June 30, 2017. The current period costs incurred were primarily related to the assessment of actual and potential acquisitions. In the prior period, $0.3 million in costs were attributable to various activities related to the integration of the Piscataway and Fort Worth facilities acquired in 2016, with the remaining $0.2 million primarily related to transaction costs incurred in the examination of actual and potential acquisitions. Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

Restructuring Costs. Restructuring costs, which are costs associated with our strategic growth plan, were $20.0 million for the six months ended June 30, 2018, primarily related to employee severance expenses, professional fees, acceleration of equity-based compensation awards and the sale or write-off of certain product-related assets. No such costs were incurred during the six months ended June 30, 2017.

Interest Expense. Interest expense for the six months ended June 30, 2018 was $16.3 million compared to $14.5 million for the six months ended June 30, 2017. The increase of $1.8 million, or 12%, was due primarily to an increase in the average debt balance of $219.7 million, primarily associated with increased funding required for capital projects, partially offset by the issuance of common and preferred stock and higher capitalized interest during the current period due to the growth in construction projects. The average debt balance, exclusive of debt issuance costs, for the six months ended June 30, 2018 was $1,272.1 million, with a weighted average interest rate, including the effect of amortization of deferred financing costs and interest rate swaps, of 4.35%. This compared to an average debt balance of $1,052.3 million for the six months ended June 30, 2017, with a weighted average interest rate, including the effect of amortization of deferred financing costs, of 3.95%. Interest capitalized in connection with our development activities during the six months ended June 30, 2018 and 2017 was $11.4 million and $6.3 million, respectively.

Tax Benefit of Taxable REIT Subsidiaries. Tax benefit of our taxable REIT subsidiaries for the six months ended June 30, 2018 was $2.3 million compared to $3.0 million for the six months ended June 30, 2017. This change was driven by the expectation that a federal and state valuation allowance will more-likely-than-not be necessary during the balance of 2018. That expectation is reflected in the estimated annual effective tax rate for six months ended June 30, 2018, resulting in a reduced tax benefit being recognized compared to the six months ended June 30, 2017.

Net Income. A summary of the components of the decrease in net income of $16.9 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 is as follows (unaudited and in millions):

$ Change
Increase in revenues, net of property operating costs, real estate taxes and insurance	$10.4
Decrease in general and administrative expense	1.5
Decrease in tax benefit	(0.7)
Increase in transaction, integration and other costs	(1.1)
Increase in interest expense net of interest income	(1.8)
Increase in depreciation and amortization	(5.2)
Increase in restructuring charges	(20.0)
Decrease in net income	$(16.9)

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

A reconciliation of net income (loss) to FFO, Operating FFO and Adjusted Operating FFO is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
FFO
Net income (loss)	$(6,433)	$4,608	$(6,685)	$10,176
Real estate depreciation and amortization	33,843	30,275	65,900	59,779
FFO	27,410	34,883	59,215	69,955
Preferred stock dividends	(2,248)	—	(2,576)	—
FFO available to common stockholders & OP unit holders	25,162	34,883	56,639	69,955

Restructuring costs	11,430	—	19,960	—
Transaction, integration and impairment costs	653	161	1,573	497
Tax expense (benefit) associated with restructuring, transaction and integration costs	(41)	—	(1,676)	—
Operating FFO available to common stockholders & OP unit holders	37,204	35,044	76,496	70,452

Maintenance Capex	(2,612)	(1,172)	(3,542)	(1,968)
Leasing commissions paid	(7,671)	(4,055)	(13,581)	(8,224)
Amortization of deferred financing costs and bond discount	961	971	1,923	1,951
Non real estate depreciation and amortization	3,976	4,254	7,833	8,697
Straight line rent revenue and expense and other	(1,233)	(637)	(3,751)	(1,764)
Tax expense (benefit) from operating results	178	(1,429)	(589)	(2,950)
Equity-based compensation expense	3,999	3,732	7,480	6,814
Adjusted Operating FFO available to common stockholders & OP unit holders	$34,802	$36,708	$72,269	$73,008

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

A reconciliation of total GAAP revenues to recognized MRR in the period and MRR at period end is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Recognized MRR in the period
Total period revenues (GAAP basis)	$112,277	$107,868	$225,974	$213,832
Less: Total period recoveries	(10,444)	(8,774)	(21,957)	(17,135)
Total period deferred setup fees	(3,203)	(2,436)	(6,096)	(5,052)
Total period straight line rent and other	(4,326)	(3,306)	(8,777)	(6,424)
Recognized MRR in the period	$94,304	$93,352	$189,144	$185,221

MRR at period end
Total period revenues (GAAP basis)	$112,277	$107,868	$225,974	$213,832
Less: Total revenues excluding last month	(74,562)	(71,262)	(188,259)	(177,226)
Total revenues for last month of period	37,715	36,606	37,715	36,606
Less: Last month recoveries	(3,597)	(2,872)	(3,597)	(2,872)
Last month deferred setup fees	(1,083)	(822)	(1,083)	(822)
Last month straight line rent and other	(1,884)	(1,221)	(1,884)	(1,221)
MRR at period end *	$31,151	$31,691	$31,151	$31,691

*Does not include our booked-not-billed MRR balance, which was $4.4 million and $3.3 million as of June 30, 2018 and 2017, respectively.

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

Management uses NOI as a supplemental performance measure because it provides a useful measure of the operating results from our customer leases. In addition, we believe it is useful to investors in evaluating and comparing the operating performance of our properties and to compute the fair value of our properties. Our NOI may not be comparable to other REITs’ NOI as other REITs may not calculate NOI in the same manner. NOI should be considered only as a supplement to net income (loss) as a measure of our performance and should not be used as a measure of our results of operations or liquidity or as an indication of funds available to meet our cash needs, including our ability to make distributions to our stockholders. NOI is a measure of the operating performance of our properties and not of our performance as a whole. NOI is therefore not a substitute for net income (loss) as computed in accordance with GAAP.

A reconciliation of net income (loss) to NOI is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Operating Income (NOI)
Net income (loss)	$(6,433)	$4,608	$(6,685)	$10,176
Interest income	(25)	—	(26)	(1)
Interest expense	8,203	7,647	16,313	14,516
Depreciation and amortization	37,819	34,527	73,733	68,475
Tax expense (benefit) of taxable REIT subsidiaries	137	(1,429)	(2,265)	(2,950)
Transaction, integration and impairment costs	653	161	1,573	497
General and administrative expenses	21,032	22,562	43,265	44,759
Restructuring	11,430	—	19,960	—
NOI (1)	$72,816	$68,076	$145,868	$135,472
Breakdown of NOI by facility:
Atlanta-Metro data center	$21,522	$20,704	$42,639	$41,215
Atlanta-Suwanee data center	12,267	11,423	24,678	23,381
Richmond data center	7,297	8,389	16,216	16,619
Irving data center	10,870	8,057	20,617	14,497
Dulles data center	4,907	5,406	10,106	10,298
Leased data centers (2)	2,664	3,002	5,774	7,120
Santa Clara data center	2,303	2,705	4,762	5,984
Piscataway data center	3,066	2,279	6,000	4,682
Princeton data center	2,427	2,393	4,839	4,792
Sacramento data center	1,802	1,778	3,670	3,615
Chicago data center	2,460	1,275	4,413	1,922
Fort Worth data center	201	75	424	181
Other facilities (3)	1,030	590	1,730	1,166
NOI (1)	$72,816	$68,076	$145,868	$135,472

(1)

Includes facility level general and administrative expense allocation charges of 4% of cash revenue for all facilities, with the exception of the leased facilities acquired in 2015, which include general and administrative expense allocation charges of 10% of cash revenue.  These allocated charges aggregated to $5.3 million and $5.3 million for the three month periods ended June 30, 2018 and 2017, respectively. These allocated charges aggregated to $10.6 million and $10.5 million for the six month periods ended June 30, 2018 and 2017, respectively.

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

A reconciliation of net income (loss) to EBITDAre and Adjusted EBITDA is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
EBITDAre and Adjusted EBITDA
Net income (loss)	$(6,433)	$4,608	$(6,685)	$10,176
Interest income	(25)	—	(26)	(1)
Interest expense	8,203	7,647	16,313	14,516
Tax expense (benefit) of taxable REIT subsidiaries	137	(1,429)	(2,265)	(2,950)
Depreciation and amortization	37,819	34,527	73,733	68,475
Impairment write-downs of depreciated property	3,122	—	7,139	—
EBITDAre	42,823	45,353	88,209	90,216

Equity-based compensation expense	3,999	3,732	7,480	6,814
Restructuring costs	8,308	—	12,821	—
Transaction, integration and restructuring costs	653	161	1,573	497
Adjusted EBITDA	$55,783	$49,246	$110,083	$97,527

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

In addition to the $273.5 million of capital expenditures incurred in the six months ended June 30, 2018, we expect that we will incur approximately $150 million to $200 million in additional capital expenditures through December 31, 2018, excluding acquisitions, in connection with the development of our data center facilities. We expect to spend approximately $110 million to $160 million of capital expenditures with vendors on development, and the remainder on other capital expenditures and capitalized overhead costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. We expect to fund these costs using operating cash flows, draws on our credit facility, additional equity issuances through our ATM program or other capital markets activity. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of such expenditures may vary.

We expect to meet our short-term liquidity needs through operating cash flow, cash and cash equivalents and borrowings under our credit facility.

Our cash paid for capital expenditures for the six months ended June 30, 2018 and 2017 are summarized in the table below (unaudited and in thousands):

	Six Months Ended June 30,
	2018	2017
Development	$201,172	$100,107
Acquisitions	24,626	5,019
Maintenance capital expenditures	3,542	1,968
Other capital expenditures (1)	44,138	37,743
Total capital expenditures	$273,478	$144,837

(1)

Represents capital expenditures for capitalized interest, commissions, personal property, overhead costs and corporate fixed assets. Corporate fixed assets primarily relate to construction of corporate offices, leasehold improvements and product-related assets.

Long-Term Liquidity

Our long-term liquidity needs primarily consist of funds for property acquisitions, scheduled debt maturities, payment of principal at maturity of our Senior Notes, funding payments for capital lease and lease financing obligations, dividend payments on our Series A Preferred Stock and Series B Preferred Stock and recurring and non-recurring capital expenditures. We may also pursue new developments and additional redevelopment of our data centers and future redevelopment of other space in our portfolio. We may also pursue development on land which QTS currently owns that is available at our data center properties in Atlanta-Metro, Atlanta-Suwanee, Richmond, Irving, Fort Worth, Princeton, Chicago, Ashburn, Phoenix, Hillsboro and Manassas. The development and/or redevelopment of this space, including timing, is at our discretion and will depend on a number of factors, including availability of capital and our estimate of the demand for data center space in the applicable market. We expect to meet our long-term liquidity needs with net cash provided by operations, incurrence of additional long-term indebtedness, borrowings under our credit facility and issuance of additional equity or debt securities, subject to prevailing market conditions, as discussed below.

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

In March 2017, we established an “at-the-market” equity offering program (the “ATM Program”) pursuant to which we may issue, from time to time, up to $300 million of our Class A common stock. We issued no shares under the ATM Program during the three and six months ended June 30, 2018.

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

On June 20, 2018, we issued 3,162,500 shares of 6.50% Series B Cumulative Convertible Perpetual Preferred Stock with a liquidation preference of $100.00 per share, which included 412,500 shares the underwriters purchased pursuant to the exercise of their overallotment option in full. We used the net proceeds of approximately $304 million to repay amounts outstanding under our unsecured revolving credit facility.

Cash

As of June 30, 2018, we had $52.5 million of unrestricted cash and cash equivalents.

The following tables present quarterly cash dividends and distributions paid to QTS’ stockholders and the Operating Partnership’s unit holders for the six months ended June 30, 2018 and 2017:

Six Months Ended June 30, 2018
			Aggregate
		Per Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock
March 22, 2018	April 5, 2018	$0.41	$23.7
December 5, 2017	January 5, 2018	$0.39	22.2
			$45.9

Series A Preferred Stock
April 5, 2018	April 16, 2018	$0.15	$0.6

Six Months Ended June 30, 2017
			Aggregate
		Per Common Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
March 16, 2017	April 5, 2017	$0.39	$21.4
December 16, 2016	January 5, 2017	$0.36	19.7
			$41.1

On July 6, 2018 we paid our regular quarterly cash dividend of $0.41 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on June 20, 2018.

Additionally, on July 16, 2018, we paid a quarterly cash dividend of approximately $0.45 per share on our Series A Preferred Stock.

Indebtedness

As of June 30, 2018, we had approximately $1,106.2 million of indebtedness, including capital leases and lease financing obligations, and excluding debt issuance costs.

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

As of June 30, 2018, we had outstanding $700 million of indebtedness under the unsecured credit facility, all of which was outstanding under the term loans, exclusive of net debt issuance costs of $5.2 million. There were no outstanding borrowings on our unsecured revolving credit facility as of June 30, 2018. In connection with the unsecured credit facility, as of June 30, 2018, we had letters of credit outstanding aggregating to $4.1 million. As of June 30, 2018, the weighted average interest rate for amounts outstanding under our unsecured credit facility, including the effects of interest rate swaps, was 3.50%.

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

4.750% Senior Notes due 2025. On November 8, 2017, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the 5.875% Senior Notes due 2022 (collectively, the “Issuers”) issued $400 million aggregate principal amount of 4.75% Senior Notes due November 15, 2025 (the “Senior Notes”) in a private offering. The Senior Notes have an interest rate of 4.750% per annum and were issued at a price equal to 100% of their face value. The net proceeds from the offering were used to fund the redemption of, and satisfy and discharge the indenture pursuant to which the Issuers issued, the 5.875% Senior

Notes due 2022 and to repay a portion of the amount outstanding under the Company’s unsecured revolving credit facility.

The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS, the Issuers or any other subsidiary guarantor. QTS Realty Trust, Inc. does not guarantee the Senior Notes and will not be required to guarantee the Senior Notes expect under certain circumstances.  The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of November 8, 2017, among QTS, the Issuers, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”). As of June 30, 2018, the outstanding net debt issuance costs associated with the Senior Notes were $5.6 million.

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

Lenexa Mortgage. On March 8, 2017, we entered into a $1.9 million mortgage loan secured by our Lenexa facility. This mortgage has a fixed rate of 4.1%, with periodic principal payments due monthly and a balloon payment of $1.6 million in May 2022. As of June 30, 2018, the outstanding balance under the Lenexa mortgage was $1.8 million.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2018, including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (unaudited and in thousands):

Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Operating Leases	$7,837	$12,211	$11,078	$11,024	$10,185	$67,502	$119,837
Capital Leases and Lease Financing Obligations	3,301	956	117	9	—	—	4,383
Future Principal Payments of Indebtedness (1)	28	68	71	74	350,077	751,516	1,101,834
Total (2)	$11,166	$13,235	$11,266	$11,107	$360,262	$819,018	$1,226,054

(1)

Does not include the related debt issuance costs on Senior Notes nor the related debt issuance costs on the term loans reflected at June 30, 2018. Also does not include letters of credit outstanding aggregating to $4.1 million as of June 30, 2018 under our unsecured credit facility.

(2)

Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facility, Senior Notes, capital leases, lease financing obligations and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt and inclusive of the effects of interest rate swaps, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of June 30, 2018 (unaudited and in thousands):

2018	2019	2020	2021	2022	Thereafter	Total
$22,828	$45,618	$45,609	$45,527	$42,977	$58,586	$261,145

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Cash Flows

Cash flow for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 are summarized below (unaudited and in thousands):

	Six Months Ended
	June 30,
	2018	2017
Cash flow provided by (used for):
Operating activities	$91,526	$77,384
Investing activities	(271,982)	(144,837)
Financing activities	224,681	100,477

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Cash flow provided by operating activities was $91.5 million for the six months ended June 30, 2018 compared to $77.4 million for the six months ended June 30, 2017. The increase in cash flow provided by operating activities of $14.1 million is primarily attributed to cash flow associated with net changes in working capital of $15.1 million primarily related to changes in accounts payable and accrued liabilities. This increase was partially offset by a reduction in cash operating income of $1.0 million which was primarily related to cash restructuring charges associated with our strategic growth plan.

Cash flow used for investing activities increased by $127.1 million to $272.0 million for the six months ended June 30, 2018, compared to $144.8 million for the six months ended June 30, 2017. The increase was due primarily to an increase in cash paid for development capital expenditures of $109.0 million as well as an increase in cash paid for acquisitions of $19.6 million attributable to the cash paid for the acquisition of land in Manassas, Virginia.

Cash flow provided by financing activities was $224.7 million for the six months ended June 30, 2018, compared to $100.5 million for the six months ended June 30, 2017. The increase was primarily due to an increase in net equity proceeds of $369.4 million, attributable to $408.4 million of aggregate proceeds received in the current year from our Series A Preferred Stock offering and Series B Preferred Stock offering compared to $39.0 million of equity proceeds received in the prior year from common stock issuances under our ATM. Offsetting this increase was lower net proceeds of $240.0 million under our unsecured credit facility, primarily a result of the payoff of the revolver using proceeds from the Series A Preferred Stock offering and Series B Preferred Stock offering, as well as higher payments of cash dividends to common and preferred stockholders of $5.3 million.

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

The Operating Partnership also includes certain partners that are subject to a taxable income allocation, however, not entitled to receive recurring distributions. The partnership agreement does stipulate however, to the extent that taxable income is allocated to these partners that the partnership will make a distribution to these partners equal to the lesser of the actual per unit distributions made to Class A partners or an estimated amount to cover federal, state and local taxes on the allocated taxable income. No distributions related to allocated taxable income were made to these partners for the six months ended June 30, 2018 and 2017.

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

As of June 30, 2018, after consideration of interest rate swaps, we had outstanding $300 million of consolidated indebtedness that bore interest at variable rates.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. A 1% increase in the LIBOR rate would increase the interest expense on the $300 million of variable indebtedness outstanding as of June 30, 2018 by approximately $3.0 million annually. Conversely, a decrease in the LIBOR rate to 1.09% would decrease the interest expense on this $300 million of variable indebtedness outstanding by approximately $3.0 million annually based on the one month LIBOR rate of approximately 2.09% as of June 30, 2018.

On April 5, 2017, the Company entered into forward interest rate swap agreements with an aggregate notional amount of $400 million. The forward swap agreements effectively fix the interest rate on $400 million of term loan borrowings, $200 million of swaps allocated to each term loan, from January 2, 2018 through December 17, 2021 and April 27, 2022, respectively. The Company's weighted average interest rate on floating rate debt as of June 30, 2018 was approximately 3.48%. The weighted average effective fixed interest rate on the $400 million notional amount of term loan financing approximates 3.5%, which commenced on January 2, 2018 and assumes the current LIBOR spread of 1.5%.

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

ITEM 4. Controls and Procedures

QTS Realty Trust, Inc.

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended June 30, 2018, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QTS’ disclosure controls and procedures are effective to ensure that information required to be disclosed by QTS in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in QTS’ internal control over financial reporting during the period ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, QTS’ internal control over financial reporting.

QualityTech, LP

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended June 30, 2018, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the period ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

QTS did not sell any securities during the six months ended June 30, 2018 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

QTS from time to time issues shares of Class A common stock pursuant to the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”), upon exercise of stock options issued under the 2013 Equity Incentive Plan, upon redemption of Class A units of limited partnership of the Operating Partnership (either through Class A units previously held or those received from conversion of Class O units from the QualityTech, LP 2010 Equity Incentive Plan) and under the ATM Program. Pursuant to the partnership agreement of the Operating Partnership, each time QTS issues shares of common stock, the Operating Partnership issues to QTS, its general partner, an equal number of Class A units. The units issued to QTS are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to QTS and therefore, did not involve a public offering. A minimal amount of units were converted to common stock during the six months ended June 30, 2018. Additionally, the Operating Partnership issued approximately 0.5 million Class A units related to the conversion of Class O units with a value aggregating approximately $16.1 million based on the respective dates of the redemption. Approximately 180,000 of the aforementioned Class A units with value aggregating to $2.9 million based on the respective date of redemption were converted to Class A common stock. There were also 50,000 Class A units that were previously held as Class A units were also converted to Class A common stock with a value aggregating to approximately $1.6 million based on the date of redemption. In addition, during the six months ended June 30, 2018, the Operating Partnership issued 4,280,000 Series A Preferred Units to the Company and 3,162,500 Series B Preferred Units to the Company, which have economic terms that are substantially similar to the Company’s Series A Preferred Stock and Series B Preferred Stock. These units issued to QTS are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Series A Preferred Units and Series B Preferred Units were issued only to QTS and therefore, did not involve a public offering. The Series A Preferred Units and Series B Preferred Units were issued in exchange for the Company’s contribution of the net offering proceeds of the offering of the Series A Preferred Stock to the Operating Partnership and Series B Preferred Stock to the Operating Partnership.

Repurchases of Equity Securities

During the three months ended June 30, 2018, certain of our employees surrendered Class A common stock owned by them to satisfy their federal and state tax obligations in connection with the vesting of restricted common stock under the 2013 Equity Incentive Plan.

The following table summarizes all of these repurchases during the three months ended June 30, 2018:

				Total number of
				shares purchased as	Maximum number of
	Total number		Average price	part of publicly	shares that may yet be
	of shares		paid per	announced plans or	purchased under the
Period	purchased		share	programs	plans or programs
April 1, 2018 through April 30, 2018	2,174	(1)	$35.94	N/A	N/A
May 1, 2018 through May 31, 2018	—		N/A	N/A	N/A
June 1, 2018 through June 30, 2018	7,289	(1)	$39.50	N/A	N/A
Total	9,463	(1)	$38.68

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

2.1

Stock Purchase Agreement dated May 6, 2016 by and among Quality Technology Services Holding, LLC, Carpathia Holdings, LLC and Carpathia Acquisition, Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 12, 2015 (Commission File No. 002-36109)

2.2

First Amendment to Stock Purchase Agreement dated June 12, 2015, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 19, 2015 (Commission File No. 001-36109)

3.1

Articles of Amendment and Restatement of QTS Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013 (Commission File No. 001-36109)

3.2

Second Amended and Restated Bylaws of QTS Realty Trust, Inc., incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2017 (Commission File No. 001-36109)

3.3

Articles Supplementary designating QTS Realty Trust, Inc.’s 7.125% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on March 15, 2018 (Commission File No. 001-36109)

3.4

Articles Supplementary designating QTS Realty Trust, Inc.’s 6.50% Series B Cumulative Convertible Perpetual Preferred Stock, liquidation preference $100.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A filed on June 25, 2018 (Commission File No. 001-36109)

4.1

Form of Specimen Class A Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

4.2

Indenture, dated November 8, 2017, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., certain subsidiaries of QualityTech, LP and Deutsche Bank Trust Company Americas, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 8, 2017 (Commission File No. 001-36109)

4.3	Form of 4.750% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.2 hereof)

4.4

Supplemental Indenture, dated as of December 22, 2017, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed with the SEC on February 28, 2018 (Commission File No. 001-36109)

4.5

Form of stock certificate evidencing the 7.125% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed on March 15, 2018 (Commission File No. 001-36109)

4.6

Form of stock certificate evidencing the 6.50% Series B Cumulative Convertible Perpetual Preferred Stock, liquidation preference $100.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed on June 25, 2018 (Commission File No. 001-36109)

10.1

Amendment No. 2 to Fifth Amended and Restated Agreement of Limited Partnership of QualityTech, LP, dated as of June 25 2018, by QTS Realty Trust, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 27, 2018 (Commission File No. 001-36109)

10.2	Transaction Agreement, dated as of April 24, 2018, by and between QTS Technology Services Holding, LLC, QualityTech, LP, and General Datatech, L.P.

10.3	Channel Agreement, dated as of April 24, 2018, by and between QTS Technology Services Holding, LLC and General Datatech, L.P.

10.4	Transition Services Agreement, dated as of April 24, 2018, by and between QTS Technology Services Holding, LLC, QualityTech, LP, and General Datatech, L.P.

10.5	Second Amendment to Employment Agreement, dated June 5, 2018, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and William H. Schafer

10.6

Transition Agreement & Release of All Claims, dated as of May 3, 2018, by and between QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and all related companies, and all related companies and Daniel T. Bennewitz

10.7	Third Amendment to Employment Agreement, dated June 29, 2018, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and William H. Schafer

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

101

The following materials from QTS Realty Trust, Inc.’s and QualityTech, LP’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of equity and partners’ capital, (iv) condensed consolidated statements of cash flow, and (v) the notes to the condensed consolidated financial statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: August 3, 2018	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: August 3, 2018	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: August 3, 2018	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)

QualityTech, LP

By: QTS Realty Trust, Inc.,
its general partner

DATE: August 3, 2018	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: August 3, 2018	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: August 3, 2018	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)