Form 10-Q
period 2018-09-30
QTS Realty Trust, Inc.; QualityTech, LP
filed 2018-11-05
CIK 1577368, 1561164

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

QTS Realty Trust, Inc.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

QualityTech, LP

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

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

There were 51,007,775 shares of Class A common stock, $0.01 par value per share, and 128,408 shares of Class B common stock, $0.01 par value per share, of QTS Realty Trust, Inc. outstanding on October 31, 2018.

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

Substantially all of QTS’s assets are held by, and its operations are conducted through, the Operating Partnership. QTS is the sole general partner of the Operating Partnership, and, as of September 30, 2018, its only material asset consisted of its ownership of approximately 88.4% of the Operating Partnership. Management operates QTS and the Operating Partnership as one business. The management of QTS consists of the same employees as the management of the Operating Partnership. QTS does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. QTS has not issued or guaranteed any indebtedness. Except for net proceeds from public equity issuances by QTS, which are contributed to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership, the Operating Partnership generates all remaining capital required by our business through its operations, the direct or indirect incurrence of indebtedness, and the issuance of partnership units. Therefore, as general partner with voting control of the Operating Partnership, QTS consolidates the Operating Partnership for financial reporting purposes.

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

In order to highlight the few differences between QTS and the Operating Partnership, there are sections and disclosure in this report that discuss QTS and the Operating Partnership separately, including separate financial statements, separate controls and procedures sections, separate Exhibit 31 and 32 certifications, and separate presentation of certain accompanying notes to the financial statements, including Note 9 – Partners’ Capital, Equity and Incentive Compensation Plans. In the sections that combine disclosure for QTS and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of “we,” “our,” “us,” “our company” and “the Company.” Although the Operating Partnership is generally the entity that enters into contracts, holds assets and issues debt, we believe that these general references to “we,” “our,” “us,” “our company” and “the Company” in this context are appropriate because the business is one enterprise operated through the Operating Partnership.

QTS Realty Trust, Inc.

QualityTech, LP

Form 10-Q

For the Quarterly Period Ended September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands except per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Real Estate Assets
Land	$105,541	$88,216
Buildings, improvements and equipment	1,881,390	1,701,287
Less: Accumulated depreciation	(450,429)	(394,823)
	1,536,502	1,394,680
Construction in progress	731,660	567,819
Real Estate Assets, net	2,268,162	1,962,499
Cash and cash equivalents	13,879	8,243
Rents and other receivables, net	51,719	47,046
Acquired intangibles, net	96,622	109,451
Deferred costs, net	42,735	41,545
Prepaid expenses	7,223	6,163
Goodwill	173,843	173,843
Other assets, net	64,675	66,266
TOTAL ASSETS	$2,718,858	$2,415,056

LIABILITIES
Unsecured credit facility, net	$776,052	$825,186
Senior notes, net of debt issuance costs	394,595	394,178
Capital lease, lease financing obligations and mortgage notes payable	6,180	10,565
Accounts payable and accrued liabilities	122,292	113,430
Dividends and distributions payable	30,782	22,222
Advance rents, security deposits and other liabilities	29,001	28,903
Deferred income taxes	1,212	4,611
Deferred income	31,517	25,305
TOTAL LIABILITIES	1,391,631	1,424,400

EQUITY
7.125% Series A cumulative redeemable perpetual preferred stock: $0.01 par value (liquidation preference $25.00 per share), 4,600,000 shares authorized, 4,280,000 shares issued and outstanding as of September 30, 2018; zero shares authorized, issued and outstanding as of December 31, 2017	103,212	—
6.50% Series B cumulative convertible perpetual preferred stock: $0.01 par value (liquidation preference $100.00 per share), 3,162,500 shares authorized, issued and outstanding as of September 30, 2018; zero shares authorized, issued and outstanding as of December 31, 2017	304,265	—
Common stock: $0.01 par value, 450,133,000 shares authorized, 51,124,091 and 50,701,795 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	511	507
Additional paid-in capital	1,059,914	1,049,176
Accumulated other comprehensive income	10,103	1,283
Accumulated dividends in excess of earnings	(257,019)	(173,552)
Total stockholders’ equity	1,220,986	877,414
Noncontrolling interests	106,241	113,242
TOTAL EQUITY	1,327,227	990,656
TOTAL LIABILITIES AND EQUITY	$2,718,858	$2,415,056

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental	$91,733	$85,831	$266,678	$245,741
Recoveries from customers	11,800	9,698	33,757	26,833
Cloud and managed services	7,537	16,224	31,692	50,045
Other	1,143	2,014	6,060	4,980
Total revenues	112,213	113,767	338,187	327,599

Operating Expenses:
Property operating costs	38,217	39,743	112,515	112,010
Real estate taxes and insurance	3,088	3,116	8,896	9,209
Depreciation and amortization	37,900	35,309	111,633	103,784
General and administrative	19,922	21,652	63,187	66,411
Transaction, integration and impairment costs	901	1,114	2,474	1,611
Restructuring	13,737	—	33,697	—
Total operating expenses	113,765	100,934	332,402	293,025

Operating income (loss)	(1,552)	12,833	5,785	34,574

Other income and expenses:
Interest income	66	65	92	66
Interest expense	(6,386)	(7,958)	(22,699)	(22,474)
Income (loss) before taxes	(7,872)	4,940	(16,822)	12,166
Tax benefit of taxable REIT subsidiaries	980	2,454	3,245	5,404
Net income (loss)	(6,892)	7,394	(13,577)	17,570
Net (income) loss attributable to noncontrolling interests	1,610	(887)	2,641	(2,146)
Net income (loss) attributable to QTS Realty Trust, Inc.	$(5,282)	$6,507	$(10,936)	$15,424
Preferred stock dividends	(7,045)	—	(9,621)	—
Net income (loss) attributable to common stockholders	$(12,327)	$6,507	$(20,557)	$15,424

Net income (loss) per share attributable to common shares:
Basic	$(0.25)	$0.13	$(0.42)	$0.31
Diluted	(0.25)	0.13	(0.42)	0.31

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(6,892)	$7,394	$(13,577)	$17,570
Other comprehensive income (loss):
Increase (decrease) in fair value of interest rate swaps	1,429	(286)	9,974	(1,785)
Reclassification of other comprehensive income to interest expense	(83)	—	410	—
Comprehensive income (loss)	(5,546)	7,108	(3,193)	15,785
Comprehensive (income) loss attributable to noncontrolling interests	639	(850)	368	(1,926)
Comprehensive income (loss) attributable to QTS Realty Trust, Inc.	$(4,907)	$6,258	$(2,825)	$13,859

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EQUITY

(unaudited and in thousands)

						Accumulated other	Accumulated	Total
	Preferred Stock		Common stock		Additional	comprehensive	dividends in	stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	paid-in capital	income	excess of earnings	equity	interests	Total
Balance January 1, 2018	—	$—	50,702	$507	$1,049,176	$1,283	$(173,552)	$877,414	$113,242	$990,656
Net share activity through equity award plan	—	—	422	4	(2,153)	—	—	(2,149)	1,015	(1,134)
Increase in fair value of interest rate swaps	—	—	—	—	—	8,820	—	8,820	1,154	9,974
Equity-based compensation expense	—	—	—	—	12,891	—	—	12,891	1,678	14,569
Net proceeds from Series A Preferred Stock offering	4,280	103,212	—	—	—	—	—	103,212	—	103,212
Net proceeds from Series B Preferred Stock offering	3,163	304,265	—	—	—	—	—	304,265	—	304,265
Dividends declared on the Series A Preferred Stock	—	—	—	—	—	—	(4,140)	(4,140)	—	(4,140)
Dividends declared on the Series B Convertible Preferred Stock	—	—	—	—	—	—	(5,482)	(5,482)	—	(5,482)
Dividends to common stockholders	—	—	—	—	—	—	(62,909)	(62,909)	—	(62,909)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(8,207)	(8,207)
Net loss	—	—	—	—	—	—	(10,936)	(10,936)	(2,641)	(13,577)
Balance September 30, 2018	7,443	$407,477	51,124	$511	$1,059,914	$10,103	$(257,019)	$1,220,986	$106,241	$1,327,227

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the nine months ended September 30, 2018 and 2017

	2018	2017
Cash flow from operating activities:
Net income (loss)	$(13,577)	$17,570
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	107,019	100,455
Amortization of above and below market leases	385	699
Amortization of deferred loan costs	2,882	2,737
Amortization of senior notes discount	—	206
Equity-based compensation expense	11,441	10,507
Bad debt expense (recoveries)	(1,625)	1,750
Deferred tax benefit	(3,423)	(5,371)
Loss on sale of equipment	2,846	—
Restructuring costs, net of cash paid	18,960	—
Changes in operating assets and liabilities
Rents and other receivables, net	(3,429)	(7,518)
Prepaid expenses	(3,265)	(291)
Other assets	7,060	(367)
Accounts payable and accrued liabilities	13,241	(4,145)
Advance rents, security deposits and other liabilities	1,044	3,480
Deferred income	6,546	547
Net cash provided by operating activities	146,105	120,259

Cash flow from investing activities:
Proceeds from sale of property	1,496	—
Acquisitions, net of cash acquired	(36,956)	(47,013)
Additions to property and equipment	(382,221)	(236,971)
Net cash used in investing activities	(417,681)	(283,984)

Cash flow from financing activities:
Credit facility proceeds	312,000	221,000
Credit facility repayments	(362,000)	(81,000)
Debt proceeds	—	1,920
Payment of deferred financing costs	(609)	(200)
Payment of preferred stock dividends	(2,541)	—
Payment of common stock dividends	(61,612)	(54,919)
Distribution to noncontrolling interests	(8,024)	(7,732)
Proceeds from exercise of stock options	48	4,948
Payment of tax withholdings related to equity-based awards	(1,481)	(3,310)
Principal payments on capital lease obligations	(6,142)	(9,865)
Mortgage principal debt repayments	(43)	(38)
Preferred stock issuance proceeds, net of costs	407,616	—
Common stock issuance proceeds, net of costs	—	92,612
Net cash provided by financing activities	277,212	163,416

Net increase/(decrease) in cash and cash equivalents	5,636	(309)
Cash and cash equivalents, beginning of period	8,243	9,580
Cash and cash equivalents, end of period	$13,879	$9,271

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW (continued)

(unaudited and in thousands)

For the nine months ended September 30, 2018 and 2017

	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$33,296	$22,759
Noncash investing and financing activities:
Accrued capital additions	$75,315	$28,368
Increase in other assets related to change in fair value of interest rate swaps	$9,974	$1,785
Accrued equity issuance costs	$139	$26
Accrued preferred stock dividend	$7,080	$—
Accrued deferred financing costs	$4	$8

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS

(in thousands)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Real Estate Assets
Land	$105,541	$88,216
Buildings, improvements and equipment	1,881,390	1,701,287
Less: Accumulated depreciation	(450,429)	(394,823)
	1,536,502	1,394,680
Construction in progress	731,660	567,819
Real Estate Assets, net	2,268,162	1,962,499
Cash and cash equivalents	13,879	8,243
Rents and other receivables, net	51,719	47,046
Acquired intangibles, net	96,622	109,451
Deferred costs, net	42,735	41,545
Prepaid expenses	7,223	6,163
Goodwill	173,843	173,843
Other assets, net	64,675	66,266
TOTAL ASSETS	$2,718,858	$2,415,056

LIABILITIES
Unsecured credit facility, net	$776,052	$825,186
Senior notes, net of debt issuance costs	394,595	394,178
Capital lease, lease financing obligations and mortgage notes payable	6,180	10,565
Accounts payable and accrued liabilities	122,292	113,430
Dividends and distributions payable	30,782	22,222
Advance rents, security deposits and other liabilities	29,001	28,903
Deferred income taxes	1,212	4,611
Deferred income	31,517	25,305
TOTAL LIABILITIES	1,391,631	1,424,400

PARTNERS' CAPITAL
7.125% Series A cumulative redeemable perpetual preferred units: $0.01 par value (liquidation preference $25.00 per unit), 4,600,000 units authorized, 4,280,000 units issued and outstanding as of September 30, 2018; zero units authorized, issued and outstanding as of December 31, 2017	103,212	—
6.50% Series B cumulative convertible perpetual preferred units: $0.01 par value (liquidation preference $100.00 per unit), 3,162,500 units authorized, issued and outstanding as of September 30, 2018; zero units authorized, issued and outstanding as of December 31, 2017	304,265	—
Common units: $0.01 par value, 450,133,000 units authorized, 57,800,709 and 57,245,524 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	908,327	989,207
Accumulated other comprehensive income	11,423	1,449
TOTAL PARTNERS' CAPITAL	1,327,227	990,656
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,718,858	$2,415,056

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental	$91,733	$85,831	$266,678	$245,741
Recoveries from customers	11,800	9,698	33,757	26,833
Cloud and managed services	7,537	16,224	31,692	50,045
Other	1,143	2,014	6,060	4,980
Total revenues	112,213	113,767	338,187	327,599

Operating Expenses:
Property operating costs	38,217	39,743	112,515	112,010
Real estate taxes and insurance	3,088	3,116	8,896	9,209
Depreciation and amortization	37,900	35,309	111,633	103,784
General and administrative	19,922	21,652	63,187	66,411
Transaction, integration and impairment costs	901	1,114	2,474	1,611
Restructuring	13,737	—	33,697	—
Total operating expenses	113,765	100,934	332,402	293,025

Operating income (loss)	(1,552)	12,833	5,785	34,574

Other income and expenses:
Interest income	66	65	92	66
Interest expense	(6,386)	(7,958)	(22,699)	(22,474)
Income (loss) before taxes	(7,872)	4,940	(16,822)	12,166
Tax benefit of taxable REIT subsidiaries	980	2,454	3,245	5,404
Net income (loss)	$(6,892)	$7,394	$(13,577)	$17,570
Preferred unit distributions	(7,045)	—	(9,621)	—
Net income (loss) attributable to common unitholders	$(13,937)	$7,394	$(23,198)	$17,570

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(6,892)	$7,394	$(13,577)	$17,570
Other comprehensive income (loss):
Increase (decrease) in fair value of interest rate swaps	1,429	(286)	9,974	(1,785)
Reclassification of other comprehensive income to interest expense	(83)	—	410	—
Comprehensive income (loss)	$(5,546)	$7,108	$(3,193)	$15,785

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(unaudited and in thousands)

	Limited Partners' Capital				General Partner's Capital		Accumulated other
	Preferred Units		Common Units		Common Units		comprehensive income
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Balance January 1, 2018	—	$—	57,246	$989,207	1	$—	$1,449	$990,656
Net share activity through equity award plan	—	—	555	(1,134)	—	—	—	(1,134)
Increase in fair value of interest rate swaps	—	—	—	—	—	—	9,974	9,974
Equity-based compensation expense	—	—	—	14,569	—	—	—	14,569
Net proceeds from QTS Realty Trust, Inc. Series A Preferred equity offering	4,280	103,212	—	—	—	—	—	103,212
Net proceeds from QTS Realty Trust, Inc. Series B Preferred equity offering	3,163	304,265	—	—	—	—	—	304,265
Dividends declared on Series A Preferred Units	—	—	—	(4,140)	—	—	—	(4,140)
Dividends declared on Series B Convertible Preferred Units	—	—	—	(5,482)	—	—	—	(5,482)
Common dividends to QTS Realty Trust, Inc.	—	—	—	(62,909)	—	—	—	(62,909)
Partnership distributions	—	—	—	(8,207)	—	—	—	(8,207)
Net loss	—	—	—	(13,577)	—	—	—	(13,577)
Balance September 30, 2018	7,443	$407,477	57,801	$908,327	1	$—	$11,423	$1,327,227

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the nine months ended September 30, 2018 and 2017

	2018	2017
Cash flow from operating activities:
Net income (loss)	$(13,577)	$17,570
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	107,019	100,455
Amortization of above and below market leases	385	699
Amortization of deferred loan costs	2,882	2,737
Amortization of senior notes discount	—	206
Equity-based compensation expense	11,441	10,507
Bad debt expense (recoveries)	(1,625)	1,750
Deferred tax benefit	(3,423)	(5,371)
Loss on sale of equipment	2,846	—
Restructuring costs, net of cash paid	18,960	—
Changes in operating assets and liabilities
Rents and other receivables, net	(3,429)	(7,518)
Prepaid expenses	(3,265)	(291)
Other assets	7,060	(367)
Accounts payable and accrued liabilities	13,241	(4,145)
Advance rents, security deposits and other liabilities	1,044	3,480
Deferred income	6,546	547
Net cash provided by operating activities	146,105	120,259

Cash flow from investing activities:
Proceeds from sale of property	1,496	—
Acquisitions, net of cash acquired	(36,956)	(47,013)
Additions to property and equipment	(382,221)	(236,971)
Net cash used in investing activities	(417,681)	(283,984)

Cash flow from financing activities:
Credit facility proceeds	312,000	221,000
Credit facility repayments	(362,000)	(81,000)
Debt proceeds	—	1,920
Payment of deferred financing costs	(609)	(200)
Payment of preferred stock dividends	(2,541)	—
Payment of cash dividends	(61,612)	(54,919)
Partnership distributions	(8,024)	(7,732)
Proceeds from exercise of stock options	48	4,948
Payment of tax withholdings related to equity-based awards	(1,481)	(3,310)
Principal payments on capital lease obligations	(6,142)	(9,865)
Mortgage principal debt repayments	(43)	(38)
Preferred stock issuance proceeds, net of costs	407,616	—
Common stock issuance proceeds, net of costs	—	92,612
Net cash provided by financing activities	277,212	163,416

Net increase/(decrease) in cash and cash equivalents	5,636	(309)
Cash and cash equivalents, beginning of period	8,243	9,580
Cash and cash equivalents, end of period	$13,879	$9,271

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW (continued)

(unaudited and in thousands)

For the nine months ended September 30, 2018 and 2017

	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$33,296	$22,759
Noncash investing and financing activities:
Accrued capital additions	$75,315	$28,368
Increase in other assets related to change in fair value of interest rate swaps	$9,974	$1,785
Accrued equity issuance costs	$139	$26
Accrued preferred stock dividend	$7,080	$—
Accrued deferred financing costs	$4	$8

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

The Operating Partnership is a Delaware limited partnership formed on August 5, 2009 and is QTS’ historical predecessor. As of September 30, 2018, QTS owned approximately 88.4% of the interests in the Operating Partnership. Substantially all of QTS’ assets are held by, and QTS’ operations are conducted through, the Operating Partnership. QTS’ interest in the Operating Partnership entitles QTS to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to QTS’ percentage ownership. As the sole general partner of the Operating Partnership, QTS generally has the exclusive power under the partnership agreement of the Operating Partnership to manage and conduct the Operating Partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners. QTS’ board of directors manages the Company’s business and affairs.

2. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes and management’s discussion and analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018. The consolidated balance sheet data included herein as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the interim periods presented.

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

As discussed above, QTS owns no operating assets and has no operations independent of the Operating Partnership and its subsidiaries. Also, the Operating Partnership owns no operating assets and has no operations independent of its subsidiaries. Obligations under the 4.75% Senior Notes due 2025 and the unsecured credit facility, both discussed in Note 5, are fully, unconditionally, and jointly and severally guaranteed by the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS Realty Trust, Inc., the Operating Partnership, QTS Finance Corporation, the co-issuer of the 4.75% Senior Notes due 2025, or any subsidiary guarantor. The indenture governing the 4.75% Senior Notes due 2025 restricts the ability of the Operating Partnership to make distributions to QTS, subject to certain exceptions, including distributions required in order for QTS to maintain its status as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”).

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

Principles of Consolidation – The consolidated financial statements of QTS Realty Trust, Inc. include the accounts of QTS Realty Trust, Inc. and its controlled subsidiaries. The consolidated financial statements of QualityTech, LP include the accounts of QualityTech, LP and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the financial statements.

Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation for real estate assets is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. For the three months ended September 30, 2018, depreciation expense related to real estate assets and non-real estate assets was $25.8 million and $3.3 million, respectively, for a total of $29.1 million. For the three months ended September 30, 2017, depreciation expense related to real estate assets and non-real estate assets was $22.6 million and $3.3 million, respectively, for a total of $25.9 million. For the nine months ended September 30, 2018, depreciation expense related to real estate assets and non-real estate assets was $74.4 million and $9.7 million, respectively, for a total of $84.1 million. For the nine months ended September 30, 2017, depreciation expense related to real estate assets and non-real estate assets was $66.1 million and $10.3 million, respectively, for a total of $76.4 million. The Company capitalizes certain development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset is ready for its intended use. Capitalization of such costs, excluding interest, aggregated to $4.5 million and $3.6 million for the three months ended September 30, 2018 and 2017, respectively, and $11.7 million and $9.5 million for the nine months ended September 30, 2018 and 2017, respectively. Interest is capitalized during the period of development by first applying the Company’s actual borrowing rate on the related asset and second, to the extent necessary, by applying the Company’s weighted average effective borrowing rate to the actual development and other costs capitalized during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $6.7 million and $3.6 million for the three months ended September 30, 2018 and 2017, respectively, and $18.1 million and $9.9 million for the nine months ended September 30, 2018 and 2017, respectively.

Acquisitions and Sales – Acquisitions of real estate and other entities are either accounted for as asset acquisitions or business combinations depending on facts and circumstances. When substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction is accounted for as an asset acquisition. In an asset acquisition, the purchase price paid for assets acquired is allocated between identified tangible and intangible assets acquired based on relative fair value. Transaction costs associated with asset acquisitions are capitalized. When substantially all of the fair value of assets acquired is not concentrated in a group of similar identifiable assets, the set of assets will generally be considered a business. When accounting for business combinations purchase accounting is applied to the assets and liabilities related to all real estate investments acquired in accordance with the accounting requirements of ASC 805, Business Combinations, which requires the recording of net assets of acquired businesses at fair value. The fair value of the consideration transferred is assigned to the acquired tangible assets, consisting primarily of land, construction in progress, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases, value of customer relationships, trade names, software intangibles and capital leases. The excess of the fair value of liabilities assumed, common stock issued and cash paid over the fair value of identifiable assets acquired is allocated to goodwill, which is not amortized by the Company. Transaction costs associated with business combinations are expensed as incurred.

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

In March 2018, the Company completed the acquisition of approximately 61 acres of land in Manassas, Virginia for approximately $24.6 million. The land is currently being used to support the construction of a data center. Additionally, during the three months ended September 30, 2018, the Company completed the acquisition of approximately 57 acres of additional land in Manassas, Virginia for approximately $12.3 million to be used for future development which is adjacent to the aforementioned 61 acres of land in Manassas. These acquisitions were accounted for as asset acquisitions. The land acquired in both of the Manassas purchases is included within the “Construction in Progress” line item of the consolidated balance sheets.

The Company accounts for the sale of assets under Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which provides for recognition or derecognition based on transfer of ownership. No gains or losses were recorded on the sale of assets for the three months ended September 30, 2018. During the nine months ended September 30, 2018, the Company recognized a $2.8 million loss on sale of equipment associated with the Company’s strategic growth plan. The loss is included within the “Restructuring” line item of the consolidated statements of operations. No gains or losses were recorded on the sale of assets for the three and nine months ended September 30, 2017.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill – The Company reviews its long-lived assets and intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. The Company recognized $3.3 million and $7.6 million of impairment losses related to certain product-related assets in the three and nine months ended September 30, 2018. No impairment losses were recorded for the three and nine months ended September 30, 2017.

During the three months ended September 30, 2018 the Company recorded a $4.1 million loss associated with certain assets that were identified as held for sale. The loss associated with reducing the carrying amount of the assets to the current fair value is included within the “Restructuring” line item of the consolidated statements of operations while the asset value of $2.2 million associated with the held for sale assets is included within the “Other assets, net” line item of the consolidated statements of financial position.

The fair value of goodwill is the consideration transferred in a business combination which is not allocable to identifiable intangible and tangible assets. Goodwill is subject to at least an annual assessment for impairment. In connection with the goodwill impairment evaluation that the Company performed as of October 1, 2017, the Company determined qualitatively that it is not more likely than not that the fair value of the Company’s one reporting unit was less than the carrying amount, thus it did not perform a quantitative analysis. As the Company continues to operate and assess its goodwill at the corporate level and its market capitalization exceeds its net asset value, further analysis was not deemed necessary as of September 30, 2018.

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

Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Debt issuance costs related to revolving debt arrangements are deferred and presented as assets on the balance sheet; however, all other debt issuance costs are recorded as a direct offset to the associated liability. Amortization of debt issuance costs, including those costs presented as offsets to the associated liability in the consolidated balance sheet, was $1.0 million and $0.9 million for the three months ended September 30, 2018 and 2017, respectively, and $2.9 million and $2.7 million for the nine months ended September 30, 2018 and 2017, respectively. Deferred financing costs presented as assets on the balance sheets related to revolving debt arrangements, net of accumulated amortization, are as follows:

	September 30,	December 31,
(dollars in thousands)	2018	2017
	(unaudited)

Deferred financing costs	$9,759	$9,775
Accumulated amortization	(3,377)	(1,908)
Deferred financing costs, net	$6,382	$7,867

Deferred financing costs presented as offsets to the associated liabilities on the balance sheets related to fixed term debt arrangements, net of accumulated amortization, are as follows:

	September 30,	December 31,
(dollars in thousands)	2018	2017
	(unaudited)

Deferred financing costs	$12,804	$12,675
Accumulated amortization	(2,451)	(1,039)
Deferred financing costs, net	$10,353	$11,636

Initial direct costs, or deferred leasing costs, include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements. These costs are incurred when the Company executes lease agreements and represent only incremental costs that would not have been incurred if the lease agreement had not been executed. The Company incurs the same incremental costs to obtain managed services and cloud contracts with customers that are accounted for pursuant to ASC 606, Revenue from Contracts with Customers. These costs are accounted for under ASC 340-40, Other Assets and Deferred Costs, which includes a similar framework for capitalization that is applied to the Company’s leasing contracts as only the direct and incremental costs of obtaining a revenue contract are capitalized. Because the framework of accounting for these costs and the underlying nature of the costs are the same for the Company’s revenue and lease contracts, the costs are presented on a combined basis within the Company’s financial statements and within the below table. Both revenue and leasing commissions are capitalized and generally amortized over the term of the related leases or the expected term of the contract using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of deferred leasing costs totaled $5.5 million and $4.8 million for the three months ended September 30, 2018 and 2017, respectively, and $15.7 million and $13.5 million for the nine months ended September 30, 2018 and 2017, respectively. Deferred leasing costs, net of accumulated amortization, are as follows:

	September 30,	December 31,
(dollars in thousands)	2018	2017
	(unaudited)

Deferred leasing costs	$60,276	$54,868
Accumulated amortization	(23,923)	(20,956)
Deferred leasing costs, net	$36,353	$33,912

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

The Company derives its revenues from leases with customers for data center space which include lease rental revenue components and nonlease revenue components, such as power, cloud and managed services. A description of each of the Company’s disaggregated revenue streams is as follows:

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

Cloud and Managed Services

The Company may provide both its cloud product and use of its managed services to its customers on an individual or combined basis. In both its cloud and managed services offerings the Company’s performance obligation is to provide services (e.g. cloud hosting, data backup, data storage or data center personnel labor hours) to facilitate a fully integrated information technology (“IT”) outsourcing environment over a contracted term. Although underlying services may vary, over the contracted term monthly service offerings are substantially the same and the Company accounts for the services as a series of distinct services. Service fee revenue is recognized as the revenue is earned, which generally coincides with the services being provided. As the Company has the right to consideration from customers in an amount that corresponds directly with the value to the customer of the Company’s performance of providing continuous services, the Company recognizes monthly revenue for the amount invoiced.

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

Other

Other revenue primarily consists of straight line rent. Straight line rent represents the difference in rents recognized during the period versus amounts contractually due pursuant to the underlying leases and is recorded as deferred rent receivable/payable in the consolidated balance sheets. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $27.3 million and $23.4 million as of September 30, 2018 and December 31, 2017, respectively.

Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. The Company records this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $31.5 million and $25.3 million as of September 30, 2018 and December 31, 2017, respectively. Additionally, $3.3 million and $2.7 million of deferred income was amortized into revenue for the three months ended September 30, 2018 and 2017, respectively, and $9.4 million and $7.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Equity-based Compensation – Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification and amortized ratably over their respective service periods. We have elected to account for forfeitures as they occur. Equity-based compensation expense net of forfeited and repurchased awards was $3.9 million and $3.7 million for the three months ended September 30, 2018 and 2017, respectively, and $11.4 million and $10.5 million for the nine months ended September 30, 2018 and 2017, respectively. Equity-based compensation expense for the nine months ended September 30, 2018 excludes $3.1 million of equity-based compensation expense associated with the acceleration of equity awards related to certain employees impacted by the Company’s strategic growth plan, all of which was incurred during the six months ended June 30, 2018. The aforementioned equity-based compensation expense is included in the “Restructuring” expense line item on the consolidated statements of operations.

Allowance for Uncollectible Accounts Receivable – Rents receivable are recognized when due and are carried at cost, less an allowance for doubtful accounts. The Company records a provision for losses on rents receivable equal to the estimated uncollectible accounts, which is based on management’s historical experience and a review of the current status of the Company’s receivables. As necessary, the Company also establishes an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. The aggregate allowance for doubtful accounts was $4.3 million and $11.5 million as of September 30, 2018 and December 31, 2017, respectively.

Capital Leases and Lease Financing Obligations – The Company evaluates leased real estate to determine whether the lease should be classified as a capital or operating lease in accordance with U.S. GAAP.

The Company periodically enters into capital leases for certain data center equipment as well as fiber optic transmission cabling. In addition, through its acquisition of Carpathia Hosting, Inc. (“Carpathia”) on June 16, 2015, the Company is party to capital leases for property and equipment, as well as certain financing obligations. The outstanding liabilities for the capital leases were $4.0 million and $7.8 million as of September 30, 2018 and December 31, 2017, respectively. The outstanding liabilities for the lease financing obligations were $0.3 million and $0.9 million as of September 30, 2018 and December 31, 2017, respectively. The net book value of the assets associated with these leases was approximately $3.3 million and $14.7 million as of September 30, 2018 and December 31, 2017, respectively. Depreciation related to the associated assets is included in depreciation and amortization expense in the Statements of Operations.

See Note 5 for further discussion of capital leases and lease financing obligations.

Segment Information – The Company manages its business as one operating segment and thus one reportable segment consisting of a portfolio of investments in data centers located primarily in the United States.

Customer Concentrations – As of September 30, 2018, one of the Company’s customers represented 12.6% of its total monthly rental revenue. No other customers exceeded 5% of total monthly rental revenue.

As of September 30, 2018, four of the Company’s customers exceeded 5% of total accounts receivable. In aggregate, these four customers accounted for approximately 33% of total accounts receivable. One of these four customers exceeded 10% of total accounts receivable.

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

A deferred tax benefit has been recognized in the nine months ended September 30, 2018, in connection with recorded operating losses. As of September 30, 2018, one of the Company’s taxable REIT subsidiaries is in a net deferred tax liability position primarily due to customer-based intangibles acquired as part of the acquisition of Carpathia on June 16, 2015. However, it is expected that the forecasted annual activity will drive this taxable REIT subsidiary into a net deferred tax asset position by the end of 2018. The impact of the 2018 forecasted annual activity will more-likely-than-not result in the need for a federal and state valuation allowance during the balance of 2018, and therefore, the expectation of a valuation allowance has been built into the Company’s estimated annual effective tax rate for the quarter.

The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the taxable REIT subsidiaries, tax law changes and future business acquisitions. The taxable REIT subsidiaries’ effective tax rates were 8.9% and 46.4% for the nine months ended September 30, 2018 and 2017, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”), was signed into law by President Trump. The Act contains several provisions, including the lowering of the U.S. corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018.

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

Upon completion of all of the Company’s 2017 income tax returns in 2018, additional re-measurement adjustments may be identified with respect to the recorded deferred tax assets (liabilities). The Company will continue to assess the provision for income taxes as future guidance is issued, but does not currently anticipate that significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in SAB 118.

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

As of September 30, 2018, the Company valued its interest rate swaps which were entered into in April 2017 primarily utilizing Level 2 inputs. See Note 14 – ‘Fair Value of Financial Instruments’ for additional details.

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current lease guidance in ASC 840, Leases. The core principle of Topic 842 requires lessees to recognize the assets and liabilities that arise from nearly all leases in the statement of financial position. Accounting applied by lessors will remain largely consistent with previous guidance, with additional changes set to align lessor accounting with the revised lessee model and the FASB’s revenue recognition guidance in Topic 606. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements (Topic 842), which updated the lease standard to include practical expedients that remove the requirement to restate prior period financial statements upon adoption of the standard as well as a practical expedient which allows lessors not to separate non-lease components from the related lease components if both the timing and pattern of transfer are the same for the non-lease component(s) and related lease component and the combined single lease component would be classified as an operating lease. The Company plans to adopt ASC 842 effective January 1, 2019, and will apply the transition relief under the new lease standard as of January 1, 2019. As lessee, the Company does not anticipate the classification of its leases to change but will recognize a new initial lease liability and right-of-use asset on the consolidated balance sheet for all operating leases which is expected to approximate $60 million to $80 million. This does not include leases that will commence in the first quarter 2019. As lessor, accounting for our leases will remain largely unchanged, apart from the narrower definition of initial direct costs that can be capitalized. The new lease standard more narrowly defines initial direct costs as only costs that are incremental at the signing of a lease. As the Company does not currently capitalize non-incremental costs, it expects the impact of this change to be immaterial to the financial statements. Upon adoption of the standard on January 1, 2019, including the transition relief provided in ASU 2018-11, the Company will not be required to restate prior period comparative financial statements. Additionally, from a lessor perspective, the transition relief is expected to alleviate the Company’s need to separate lease from certain non-lease components within its rental revenue contracts. The Company will disclose any changes to this analysis as identified.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 eliminate the requirements to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, valuation processes for Level 3 fair value measurements, and policy for timing of transfers between levels. ASU 2018-13 also provides clarification in the measurement uncertainty disclosure by explaining that the disclosure is to communicate information about the uncertainty in measurement as of the reporting date. In addition, ASU 2018-13 added the following requirements: changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and range and weighted average of significant unobservable inputs used in Level 3 fair value measurements. Finally, ASU 2018-13 updated language to further encourage entities to apply materiality when considering de minimus for disclosure requirements. The guidance will be applied retrospectively for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with the exception of amendments to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used for Level 3 fair value measurements, and the narrative description of measurement uncertainty which will be applied prospectively. Early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendments in ASU 2018-15 require an entity in a service contract hosting arrangement apply Subtopic 350-40 to identify costs to capitalize or expense related to the service contract. ASU 2018-15 also requires the entity to capitalize the implementation costs of the service contract hosting arrangement and amortize such costs over the life of the contract and present the capitalized costs in the same line item as fees associated with the hosting service on the statement of income and statement of cash flows. The guidance will be applied retrospectively for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with the exception of all implementation costs incurred after the date of adoption which will be applied prospectively. Early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements.

3. Acquired Intangible Assets and Liabilities

Summarized below are the carrying values for the major classes of intangible assets and liabilities (unaudited and in thousands):

		September 30, 2018			December 31, 2017
		Gross			Gross
		Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value
Customer Relationships	1 to 12 years	$95,705	$(26,474)	$69,231	$95,705	$(20,512)	$75,193
In-Place Leases	0.5 to 10 years	32,066	(16,581)	15,485	32,066	(12,987)	19,079
Solar Power Agreement (1)	17 years	13,747	(3,437)	10,310	13,747	(2,830)	10,917
Platform Intangible	3 years	9,600	(9,600)	—	9,600	(8,133)	1,467
Acquired Favorable Leases	0.5 to 8 years	4,649	(3,053)	1,596	4,649	(2,328)	2,321
Tradenames	3 years	3,100	(3,100)	—	3,100	(2,626)	474
Total Intangible Assets		$158,867	$(62,245)	$96,622	$158,867	$(49,416)	$109,451

Solar Power Agreement (1)	17 years	13,747	(3,437)	10,310	13,747	(2,830)	10,917
Acquired Unfavorable Leases
Acquired below market leases - as Lessor	3 to 4 years	809	(552)	257	809	(375)	434
Acquired above market leases - as Lessee	11 to 12 years	2,453	(712)	1,741	2,453	(550)	1,903
Total Intangible Liabilities (2)		$17,009	$(4,701)	$12,308	$17,009	$(3,755)	$13,254

(1)	Amortization related to the Solar Power Agreement asset and liability is recorded at the same rate and therefore has no net impact on the statement of operations.
(2)	Intangible liabilities are included within the “Advance rents, security deposits and other liabilities” line item of the consolidated balance sheets.

Above or below market leases are amortized as a reduction to or increase in rental revenue as well as a reduction to rent expense in the case of the Company as lessee over the remaining lease terms. The net effect of amortization of acquired above‑market and below‑market leases resulted in a net decrease in rental revenue of $0.1 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively. The net effect of amortization of acquired above‑market and below‑market leases resulted in a net decrease in rental revenue of $0.4 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively. The estimated amortization of acquired favorable and unfavorable leases for each of the five succeeding fiscal years ending December 31 is as follows (unaudited and in thousands):

	Net Rental Revenue	Rental Expense
	Decreases	Decreases
2018 (October - December)	$133	$54
2019	479	216
2020	647	216
2021	46	216
2022	17	216
Thereafter	17	823
Total	$1,339	$1,741

Net amortization of all other identified intangible assets and liabilities was $3.1 million and $4.6 million for the three months ended September 30, 2018 and 2017, respectively. Net amortization of all other identified intangible assets and liabilities was $11.5 million and $13.8 million for the nine months ended September 30, 2018 and 2017, respectively.

The estimated net amortization of all other identified intangible assets and liabilities for each of the five succeeding fiscal years ending December 31 is as follows (unaudited and in thousands):

2018 (October - December)	$3,076
2019	11,965
2020	11,379
2021	10,137
2022	9,910
Thereafter	38,249
Total	$84,716

4. Real Estate Assets and Construction in Progress

The following is a summary of properties owned or leased by the Company as of September 30, 2018 and December 31, 2017 (in thousands):

As of September 30, 2018 (unaudited):

		Buildings,
		Improvements	Construction
Property Location	Land	and Equipment	in Progress	Total Cost
Atlanta, Georgia (Atlanta-Metro)	$20,416	$492,825	$9,702	$522,943
Irving, Texas	8,606	326,900	109,431	444,937
Richmond, Virginia	2,180	252,549	67,021	321,750
Chicago, Illinois	9,400	114,981	138,140	262,521
Suwanee, Georgia (Atlanta-Suwanee)	3,521	163,828	4,586	171,935
Ashburn, Virginia (1)	17,326	63,197	163,296	243,819
Piscataway, New Jersey	7,466	92,052	36,470	135,988
Santa Clara, California (2)	—	98,089	7,583	105,672
Dulles, Virginia	3,154	71,893	4,145	79,192
Sacramento, California	1,481	64,772	110	66,363
Leased Facilities (3)	—	52,505	8,965	61,470
Fort Worth, Texas	9,078	18,437	38,909	66,424
Princeton, New Jersey	20,700	33,776	478	54,954
Phoenix, Arizona (1)	—	—	29,162	29,162
Hillsboro, Oregon (1)	—	—	35,867	35,867
Manassas, Virginia (1)	—	—	77,529	77,529
Other (4)	2,213	35,586	266	38,065
	$105,541	$1,881,390	$731,660	$2,718,591

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

5.  Debt

Below is a listing of the Company’s outstanding debt, including capital leases and lease financing obligations, as of September 30, 2018 and December 31, 2017 (in thousands):

	Weighted Average
	Coupon Interest Rate at		September 30,	December 31,
	September 30, 2018 (1)	Maturities	2018	2017
	(unaudited)		(unaudited)
Unsecured Credit Facility
Revolving Credit Facility	3.70%	December 17, 2021	$81,000	$131,000
Term Loan I	3.54%	December 17, 2022	350,000	350,000
Term Loan II	3.56%	April 27, 2023	350,000	350,000
Senior Notes	4.75%	November 15, 2025	400,000	400,000
Lenexa Mortgage	4.10%	May 1, 2022	1,823	1,866
Capital Lease and Lease Financing Obligations	3.53%	2018 - 2038	4,357	8,699
	3.97%		1,187,180	1,241,565
Less net debt issuance costs			(10,353)	(11,636)
Total outstanding debt, net			$1,176,827	$1,229,929

(1)	The coupon interest rates associated with Term Loan I and Term Loan II incorporate the effects of the Company’s interest rate swaps.

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

The Company’s ability to borrow under the amended unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants. As of September 30, 2018, the Company was in compliance with all of its covenants.

As of September 30, 2018, the Company had outstanding $781 million of indebtedness under the unsecured credit facility, consisting of $81 million of outstanding borrowings under the unsecured revolving credit facility and $700 million outstanding under the term loans, exclusive of net debt issuance costs of $4.9 million. In connection with the unsecured credit facility, as of September 30, 2018, the Company had letters of credit outstanding aggregating to $4.1 million. As of September 30, 2018, the weighted average interest rate for amounts outstanding under the unsecured credit facility, including the effects of interest rate swaps, was 3.57%.

The Company has entered into interest rate swap agreements with an aggregate notional amount of $400 million. See Note 6 – ‘Interest Rate Swaps’ for additional details.

(b) Senior Notes – On November 8, 2017, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the 5.875% Senior Notes due 2022 (collectively, the “Issuers”), the Company and certain of its other subsidiaries entered into a purchase agreement pursuant to which the Issuers issued $400 million aggregate principal amount of 4.75% Senior Notes due November 15, 2025 (the “Senior Notes”) in a private offering. The Senior Notes have an interest rate of 4.750% per annum and were issued at a price equal to 100% of their face value. The net proceeds from the offering were used to fund the redemption of, and satisfy and discharge the indenture pursuant to which the Issuers issued, all of their outstanding 5.875% Senior Notes due 2022 and to repay a portion of the amount outstanding under the Company’s unsecured revolving credit facility. As of September 30, 2018, the outstanding net debt issuance costs associated with the Senior Notes were $5.4 million.

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

The annual remaining principal payment requirements as of September 30, 2018 per the contractual maturities and excluding extension options, capital leases and lease financing obligations, are as follows (unaudited and in thousands):

2018	$17
2019	68
2020	71
2021	81,074
2022	350,077
Thereafter	751,516
Total	$1,182,823

As of September 30, 2018, the Company was in compliance with all of its covenants.

Capital Leases

The Company has historically entered into capital leases for certain data center equipment as well as fiber optic transmission cabling. In addition, through its acquisition of Carpathia on June 16, 2015, the Company acquired capital leases of both equipment and certain properties. Total outstanding liabilities for capital leases were $4.0 million as of September 30, 2018, of which $1.4 million were assumed through the Carpathia acquisition, all of which was related to the lease of real property. Carpathia had entered into capital lease arrangements for data center space under two lease agreements expiring in 2018 and 2019 at its Harrisonburg, Virginia and Ashburn, Virginia locations. Total recurring monthly payments range from approximately $0.2 million to $0.5 million during the terms of the leases, in addition to payments made for utilities. Depreciation related to the associated assets for the capital leases is included in depreciation and amortization expense in the Statements of Operations.

Lease Financing Obligations

The Company, through its acquisition of Carpathia has a lease financing agreement in connection with a $4.8 million tenant improvement allowance on one of its data center lease agreements. The financing requires monthly payments of principal and interest of less than $0.1 million through February 2019. The outstanding balance on the financing agreement was $0.3 million as of September 30, 2018. Depreciation expense on the related leasehold improvements is included in depreciation and amortization expense in the Statements of Operations.

The following table summarizes the Company’s combined future payment obligations, excluding interest, as of September 30, 2018, on the capital leases and lease financing obligations above (unaudited and in thousands):

2018	$1,493
2019	985
2020	151
2021	48
2022	44
Thereafter	1,636
Total	$4,357

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

The Company reflects its interest rate swap agreements, which are designated as cash flow hedges, at fair value as either assets or liabilities on the consolidated balance sheets within the “Other assets, net” or “Advance rents, security deposits and other liabilities” line items, as applicable. As of September 30, 2018, the fair value of interest rate swaps was an asset of $11.4 million, which was recorded within the “Other assets, net” line item of the consolidated balance sheet.

The forward interest rate swap agreements are derivatives that currently qualify for hedge accounting whereby the Company records the effective portion of changes in fair value of the interest rate swaps in accumulated other comprehensive income or loss on the consolidated balance sheets and statements of comprehensive income which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized within net income. The amount reclassified from other comprehensive income to interest expense on the consolidated statements of operations was a reduction of $0.1 million as well as an increase of $0.4 million for the three and nine months ended September 30, 2018. There was no ineffectiveness recognized for the three and nine months ended September 30, 2018. No amounts were reclassified from other comprehensive income to interest expense on the consolidated statements of operations for the three and nine months ended September 30, 2017. During the subsequent twelve months, beginning October 1, 2018, we estimate that $2.4 million will be reclassified from other comprehensive income as a reduction to interest expense.

Interest rate derivatives and their fair values as of September 30, 2018 and December 31, 2017 were as follows (unaudited and in thousands):

		Fixed One Month
Notional Amount		LIBOR rate per			Fair Value
September 30, 2018	December 31, 2017	annum	Effective Date	Expiration Date	September 30, 2018	December 31, 2017
$25,000	$25,000	1.989%	January 2, 2018	December 17, 2021	$692	$100
100,000	100,000	1.989%	January 2, 2018	December 17, 2021	2,765	401
75,000	75,000	1.989%	January 2, 2018	December 17, 2021	2,072	298
50,000	50,000	2.033%	January 2, 2018	April 27, 2022	1,472	158
100,000	100,000	2.029%	January 2, 2018	April 27, 2022	2,955	337
50,000	50,000	2.033%	January 2, 2018	April 27, 2022	1,466	155
$400,000	$400,000				$11,422	$1,449

7. Restructuring

On February 20, 2018, the Company announced a strategic growth plan to realign its product offerings around its hyperscale and hybrid colocation product offerings, along with technology and services from the Company’s cloud and managed services business that support hyperscale and hybrid colocation customers. As part of the strategic growth plan, the Company is narrowing its focus around certain of its cloud and managed services offerings and on April 24, 2018, the Company entered into definitive agreements with General Datatech, L.P. (“GDT”), an international provider of managed IT solutions, pursuant to which QTS agreed to assign to GDT certain assets, contracts and liabilities associated with QTS’ cloud and managed services products. These assets primarily consist of customer contracts and certain physical equipment. As of September 30, 2018, QTS had successfully migrated more than 85% of those customers, transitioned a substantial portion of the assets, contracts and liabilities to GDT, and expects to complete the transfer of the remaining assets, contracts and liabilities by the end of 2018. In connection with the definitive agreements, the Company and GDT also agreed to an ongoing relationship where the Company will lease data center space to GDT as well as provide ongoing services to GDT to support the transitioned customers. The Company has incurred and will continue to incur various expenses associated with the strategic growth plan through 2018, with such costs included in the “Restructuring” line item on the consolidated statements of operations.

Restructuring expenses incurred during the nine months ended September 30, 2018 are as follows (unaudited and in thousands):

			Equity-Based
			Compensation and		Product-Related
	Severance		Professional Fees		and Other		Total
Restructuring expense	$6,765	(1)	$7,773	(2)	$19,159	(3)	$33,697

(1)For the three months ended September 30, 2018, we incurred severance related expenses of $1.5 million. As of September 30, 2018, the outstanding liability for accrued but unpaid severance expense was $100 thousand, which is included in the “Accounts payable and accrued liabilities” line item of the consolidated balance sheets.

(2)For the three months ended September 30, 2018, we incurred equity-based compensation and professional fees of $702 thousand. As of September 30, 2018, the outstanding liability for accrued but unpaid equity based compensation and professional fees expense was $131 thousand, which is included in the “Accounts payable and accrued liabilities” line item of the consolidated balance sheets.

(3)Product-related and other expenses primarily relate to impairment write-downs of depreciated property as well as losses incurred on the sale of equipment. For the three months ended September 30, 2018, we incurred product related expenses of $11.6 million. As of September 30, 2018, the outstanding liability for accrued but unpaid product related and other expense was $9 thousand, which is included in the “Accounts payable and accrued liabilities” line item of the consolidated balance sheets.

In addition to the expenses incurred to date, the Company expects to incur a total of approximately $3 million to $6 million in expenses associated with this strategic growth plan through December 31, 2018.

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

As of September 30, 2018, the Operating Partnership had four classes of limited partnership units outstanding: Series A Preferred Stock Units, Series B Convertible Preferred Stock Units, Class A units of limited partnership interest (“Class A units”) and Class O LTIP units of limited partnership units (“Class O units”). The Class A units are now redeemable at any time for cash or shares of Class A common stock of QTS. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). Class O units are pari passu with Class A units. Each Class O unit is convertible into Class A units by the Operating Partnership at any time or by the holder at any time following full vesting (if such unit is subject to vesting) based on formulas contained in the partnership agreement.

QTS Realty Trust, Inc.

In connection with its IPO, QTS issued Class A common stock and Class B common stock. Class B common stock entitles the holder to 50 votes per share and was issued to enable the Company’s Chief Executive Officer to exchange 2% of his Operating Partnership units so he may have a vote proportionate to his economic interest in the Company. Also in connection with its IPO, QTS adopted the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”), which authorized 1.75 million shares of Class A common stock to be issued under the 2013 Equity

Incentive Plan, including options to purchase Class A common stock if exercised. In May 2015, the total number of shares available for issuance under the 2013 Equity Incentive Plan was increased to 4,750,000.

The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the nine months ended September 30, 2018 (unaudited):

	2010 Equity Incentive Plan			2013 Equity Incentive Plan
			Weighted			Weighted			Weighted
		Weighted	average		Weighted	average			average
	Number of	average	fair		average	fair	Restricted		grant date
	Class O units	exercise price	value	Options	exercise price	value	Stock		value
Outstanding at December 31, 2017	568,040	$23.52	$5.00	1,369,270	$38.18	$7.80	381,864		$46.37
Granted	—	—	—	672,549	34.03	5.63	346,757		35.60
Exercised/Vested (1)	(465,761)	23.40	4.76	(1,188)	23.61	4.34	(176,507)		47.41
Cancelled/Expired	—	—	—	—	—	—	(59,344)	(2)	45.31
Outstanding at September 30, 2018	102,279	$24.02	$5.67	2,040,631	$36.82	$7.08	492,770		$38.54

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

The assumptions and fair values for restricted stock and options to purchase shares of Class A common stock granted for the nine months ended September 30, 2018 are included in the following table on a per share basis (unaudited). Options to purchase shares of Class A common stock were valued using the Black-Scholes model.

Nine Months Ended September 30, 2018
Fair value of restricted stock granted	$34.03 - $54.01
Fair value of options granted	$5.55 - $5.64
Expected term (years)	5.5 - 6.0
Expected volatility	28%
Expected dividend yield	4.82%
Expected risk-free interest rates	2.69% - 2.73%

The following tables summarize information about awards outstanding as of September 30, 2018 (unaudited).

	Operating Partnership Awards Outstanding
			Weighted average
		Awards	remaining
	Exercise prices	outstanding	vesting period (years)
Class O Units	$20.00 - 25.00	102,279	—
Total Operating Partnership awards outstanding		102,279

	QTS Realty Trust, Inc. Awards Outstanding
			Weighted average
		Awards	remaining
	Exercise prices	outstanding	vesting period (years)
Restricted stock	$—	492,770	1.7
Options to purchase Class A common stock	$21.00 - 50.66	2,040,631	1.5
Total QTS Realty Trust, Inc. awards outstanding		2,533,401

Any remaining nonvested awards are valued as of the grant date and generally vest ratably over a defined service period. As of September 30, 2018 there were approximately 0.5 million and 0.9 million nonvested restricted Class A common stock and options to purchase Class A common stock outstanding, respectively. As of September 30, 2018 the Company had $17.8 million of unrecognized equity-based compensation expense which will be recognized over a remaining weighted-average vesting period of 1.6 years. The total intrinsic value of the awards outstanding at September 30, 2018 was $38.9 million.

Dividends and Distributions

The following table presents quarterly cash dividends and distributions paid to QTS’ common and preferred stockholders and the Operating Partnership’s unit holders for the nine months ended September 30, 2018 and 2017 (unaudited):

Nine Months Ended September 30, 2018
			Aggregate
		Per Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock
June 20, 2018	July 6, 2018	$0.41	$23.7
March 22, 2018	April 5, 2018	$0.41	23.7
December 5, 2017	January 5, 2018	$0.39	22.2
			$69.6

Series A Preferred Stock
June 29, 2018	July 16, 2018	$0.45	$1.9
April 5, 2018	April 16, 2018	$0.15	0.6
			$2.5

Nine Months Ended September 30, 2017
			Aggregate
		Per Common Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
June 16, 2017	July 6, 2017	$0.39	$21.6
March 16, 2017	April 5, 2017	$0.39	21.4
December 16, 2016	January 5, 2017	$0.36	19.7
			$62.7

Additionally, on October 4, 2018, the Company paid its regular quarterly cash dividend of $0.41 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on September 20, 2018.

Additionally, on October 15, 2018, the Company paid a quarterly cash dividend of approximately $0.45 per share on its Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on September 28, 2018.

Additionally, on October 15, 2018, the Company paid a cash dividend for the period of June 25, 2018 through October 14, 2018 of approximately $1.99 per share on its Series B Preferred Stock to holders of Series B Preferred Stock of record as of the close of business on September 30, 2018.

Equity Issuances

In March 2017, QTS established an “at-the-market” equity offering program (the “ATM Program”) pursuant to which the Company may issue, from time to time, up to $300 million of its Class A common stock. The Company issued no shares under the ATM Program during the nine months ended September 30, 2018.

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

Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the 15th day of each January, April, July and October. The first dividend on the Series A Preferred Stock was paid on April 16, 2018, in the amount of $0.14844 per share for the period March 15, 2018 through April 14, 2018. The Series A Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A Preferred Stock will rank senior to common stock and pari passu with the Series B Preferred Stock with respect to the payment of distributions and other amounts. Except in instances relating to preservation of QTS’s qualification as a REIT or pursuant to the Company’s special optional redemption right, the Series A Preferred Stock is not redeemable prior to March 15, 2023. On and after March 15, 2023, the Company may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption.

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

On June 25, 2018, QTS issued 3,162,500 shares of 6.50% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) with a liquidation preference of $100.00 per share, which included 412,500 shares the underwriters purchased pursuant to the exercise of their overallotment option in full. The Company used the net proceeds of approximately $304 million to repay amounts outstanding under its unsecured revolving credit facility. In connection with the issuance of the Series B Preferred Stock, on June 25, 2018 the Operating Partnership issued to the Company 3,162,500 Series B Preferred Units, which have economic terms that are substantially similar to the Company’s Series B Preferred Stock. The Series B Preferred Units were issued in exchange for the Company’s contribution of the net offering proceeds of the offering of the Series B Preferred Stock to the Operating Partnership.

Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about the 15th day of each January, April, July and October. The first dividend on the Series B Preferred Stock was paid on October 15, 2018, in the amount of $1.9861111 per share for the period June 25, 2018 through October 14, 2018. The Series B Preferred Stock is convertible by holders into shares of Class A common stock at any time at the then-prevailing conversion rate.  The initial conversion rate is 2.1264 shares of the Company’s Class A common stock per share of Series B Preferred Stock.

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

On May 4, 2017, the stockholders of the Company approved an amendment and restatement of the Plan (the “2017 Plan”). The 2017 Plan became effective July 1, 2017 and is administered by the compensation committee (the “Compensation Committee”) of the board of directors (or by a committee of one or more persons appointed by it or the board of directors). The 2017 Plan permits participants to purchase the Company’s Class A common stock at a discount of up to 10% (as determined by the Compensation Committee). Employees of the Company and its majority-owned subsidiaries who have been employed for at least thirty days and who perform at least thirty hours of service per week for the Company are eligible to participate in the 2017 Plan, excluding any employee who, at any time during which the payroll deductions are made on behalf of the participating employees to purchase stocks, owns shares representing five percent or more of the total combined voting power or value of all classes of shares of the Company, or who is a Section 16 officer. Under the 2017 Plan, there are four purchase periods per year, and participants may deduct a minimum of $20 per paycheck and a maximum of $1,000 per paycheck towards the purchase of shares. Shares purchased under the 2017 Plan are subject to a one-year holding period following the purchase date, during which they may not be sold or transferred.

10. Related Party Transactions

The Company periodically executes transactions with entities affiliated with its Chairman and Chief Executive Officer. Such transactions include automobile, furniture and equipment purchases as well as building operating lease payments and receipts, and reimbursement for the use of a private aircraft service by the Company’s officers and directors.

The transactions which occurred during the three and nine months ended September 30, 2018 and 2017 are outlined below (unaudited and in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Tax, utility, insurance and other reimbursement	$128	$118	$524	$467
Rent expense	254	254	761	762
Capital assets acquired	82	32	286	384
Total	$464	$404	$1,571	$1,613

11. Noncontrolling Interest

Concurrently with the completion of the IPO, QTS consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership as of the date of the IPO.

Commencing at any time beginning November 1, 2014, at the election of the holders of the noncontrolling interest, the Class A units of the Operating Partnership are redeemable for cash or, at the election of the Company, Class A common stock of the Company on a one-for-one basis. As of September 30, 2018, the noncontrolling ownership interest percentage of QualityTech, LP was approximately 11.6%.

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

The computation of basic and diluted net income per share is as follows (in thousands, except per share data, and unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$(6,892)	$7,394	$(13,577)	$17,570
Loss (income) attributable to noncontrolling interests	1,610	(887)	2,641	(2,146)
Preferred stock dividends	(7,045)	—	(9,621)	—
Earnings attributable to participating securities	(206)	(203)	(743)	(650)
Net income (loss) available to common stockholders after allocation of participating securities	$(12,533)	$6,304	$(21,300)	$14,774
Denominator:
Weighted average shares outstanding - basic	50,469	48,714	50,401	47,862
Effect of Class A partnership units	—	6,669	—	6,744
Effect of Class O units and options to purchase Class A common stock on an "as if" converted basis	—	788	—	799
Weighted average shares outstanding - diluted	50,469	56,171	50,401	55,405

Basic net income (loss) per share	$(0.25)	$0.13	$(0.42)	$0.31

Diluted net income (loss) per share	$(0.25)	$0.13	$(0.42)	$0.31

Note:  The table above does not include Class A partnership units of 6.7 million and 6.8 million for the three months ended September 30, 2018 and 2017, respectively, 0.4 million reflecting the effects of Class O units and options to purchase common stock on an "as if" converted basis for the three months ended September 30, 2018, and 6.7 million reflecting the effects of Series B Convertible preferred stock on an “as if” converted basis for the three months ended September 30, 2018, as their respective inclusion would have been antidilutive. The table above does not include Class A partnership units of 6.6 million and 6.8 million for the nine months ended September 30, 2018 and 2017, respectively, 0.4 million reflecting the effects of Class O units and options to purchase common stock on an "as if" converted basis for the nine months ended September 30, 2018, and 2.4 million reflecting the effects of Series B Convertible preferred stock on an “as if” converted basis for the nine months ended September 30, 2018, as their respective inclusion would have been antidilutive.

13. Contracts with Customers

Future minimum payments to be received under non-cancelable customer contracts (inclusive of payments for contracts which have not yet commenced, and exclusive of recoveries of operating costs from customers) are as follows for the years ending December 31 (unaudited and in thousands):

2018 (October - December)	$88,995
2019	333,713
2020	266,207
2021	215,748
2022	135,609
Thereafter	159,996
Total	$1,200,268

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2018 or December 31, 2017.

Credit facility and Senior Notes: The Company’s unsecured credit facility did not have interest rates which were materially different than current market conditions and therefore, the fair value approximated the carrying value.  The fair value of the Company’s Senior Notes was estimated using Level 2 “significant other observable inputs,” primarily based on quoted market prices for the same or similar issuances. At September 30, 2018, the fair value of the Senior Notes was approximately $385.0 million.

Other debt instruments: The fair value of the Company’s other debt instruments (including capital leases, lease financing obligations and mortgage notes payable) did not have interest rates which were materially different than current market conditions and therefore, the fair value of each instrument approximated the respective carrying values.

15. Subsequent Events

On October 5, 2018, the Company completed the acquisition of approximately 55 acres of land in Atlanta, Georgia adjacent to its existing Atlanta-Metro mega data center. The strategic site provides QTS the opportunity to extend its leadership position in Atlanta by expanding its Atlanta-Metro campus.

Additionally, the Company paid the following dividends:

•

On October 4, 2018, the Company paid its regular quarterly cash dividend of $0.41 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on September 20, 2018.

•

On October 15, 2018, the Company paid a quarterly cash dividend of approximately $0.45 per share on its 7.125% Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on September 28, 2018.

•

On October 15, 2018, the Company paid a cash dividend for the period June 25, 2018 through October 14, 2018 of approximately $1.99 per share on its 6.50% Series B Preferred Stock to holders of Series B Preferred Stock of record as of the close of business on September 30, 2018.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the financial condition and results of operations of QTS Realty Trust, Inc., a Maryland corporation, (“QTS”), which includes the operations of QualityTech, LP (the “Operating Partnership”), for the three and nine months ended September 30, 2018 and 2017. You should read the following discussion and analysis in conjunction with QTS’ and the Operating Partnership’s accompanying consolidated financial statements and related notes contained elsewhere in this Form 10-Q. We believe it is important for investors to understand the few differences between the financial statements of QTS and the Operating Partnership. See “Explanatory Note” for an explanation of these few differences. Since the financial data presented in this Item 2 does not contain any differences between QTS and the Operating Partnership, all periods presented reflect the operating results of both QTS and the Operating Partnership.

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

On February 20, 2018, we announced a strategic growth plan to realign our product offerings around our hyperscale and hybrid colocation product offerings, along with technology and services from our cloud and managed services business that support hyperscale and hybrid colocation customers. As part of the strategic growth plan we are narrowing our focus around certain of our cloud and managed services offerings, including some colocation revenue attached to certain customers in the cloud and managed services business that we expect will not remain with the Company post-transition. Also in connection with the strategic growth plan, on April 24, 2018, we entered into definitive agreements with General Datatech, L.P. (“GDT”), an international provider of managed IT solutions, pursuant to which we agreed to assign to GDT certain assets, contracts and liabilities associated with our cloud and managed services products in exchange for, certain cash payments. These assets, contracts and liabilities primarily consist of customer contracts and certain physical equipment. As of September 30, 2018, the Company had successfully migrated more than 85% of those customers and expects to complete the full migration by the end of 2018. Under the agreements, we will provide support services to GDT, and GDT will expand its colocation presence within our facilities to support customers for the environments that reside in our facilities.

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

As of September 30, 2018, QTS owned an approximate 88.4% ownership interest in the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.

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

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of September 30, 2018, only five of our customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”), with the largest customer accounting for approximately 12.6% of our MRR and the next largest customer accounting for only 4.9% of our MRR.

Our Portfolio

We develop and operate 26 data centers located throughout the United States, Canada, Europe and Asia, containing an aggregate of approximately 6.2 million gross square feet of space (approximately 94% of which is wholly owned by us), including approximately 2.7 million “basis-of-design” raised floor square feet, which represents the total data center raised floor potential of our existing data center facilities. This represents the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the configuration that we deploy. We build out our data center facilities for both general use (colocation) and for executed leases that require significant amounts of space and power, depending on the needs of each facility at that time. As of September 30, 2018, this space included approximately 1,476,000 raised floor operating net rentable square feet, or (“NRSF”), plus approximately 1.3 million square feet of additional raised floor in our development pipeline, of which approximately 27,000 NRSF is expected to become operational by December 31, 2018. Of the total 1.3 million NRSF in our development pipeline, approximately 70,000 square feet was related to customer leases which had been executed but not yet commenced. Our facilities collectively have access to approximately 674 megawatts (“MW”) of available utility power. We believe such access to power gives us a competitive advantage in redeveloping data center space, since access to power is usually the most limiting and expensive component in data center redevelopment.

The following table presents an overview of the portfolio of operating properties that we own or lease, based on information as of September 30, 2018:

			Net Rentable Square Feet (Operating NRSF) (3)
									Available	Basis of	Current
		Gross							Utility	Design	Raised
	Year	Square	Raised	Office &	Supporting		%	Annualized	Power	("BOD")	Floor as a
Property	Acquired (1)	Feet (2)	Floor (4)	Other (5)	Infrastructure (6)	Total	Occupied (7)	Rent (8)	(MW) (9)	NRSF	% of BOD
Richmond, VA	2010	1,318,353	167,309	51,093	178,854	397,256	72.4%	$39,903,920	110	557,309	30.0%
Atlanta, GA (Metro)	2006	968,695	477,986	36,953	342,426	857,365	97.6%	$99,110,777	72	527,186	90.7%
Irving, TX	2013	698,000	168,160	6,981	170,323	345,464	97.4%	$49,683,315	140	275,701	61.0%
Princeton, NJ	2014	553,930	58,157	2,229	111,405	171,791	100.0%	$10,165,648	22	158,157	36.8%
Chicago, IL	2014	474,979	40,000	—	41,822	81,822	64.0%	$10,421,193	8	215,855	18.5%
Ashburn, VA	2017	445,000	14,230	—	23,240	37,470	100.0%	$2,139,300	50	178,000	8.0%
Manassas, VA	2018	118,031	—	—	—	—	—%	$—	24	66,324	—%
Suwanee, GA	2005	369,822	205,608	8,697	107,128	321,433	94.1%	$55,454,443	36	205,608	100.0%
Piscataway, NJ	2016	360,000	93,820	14,311	96,001	204,132	83.2%	$15,784,455	111	176,000	53.3%
Fort Worth, TX	2016	261,836	10,600	—	19,438	30,038	100.0%	$2,080,316	50	80,000	13.3%
Santa Clara, CA*	2007	135,322	55,905	944	45,094	101,943	74.1%	$17,316,321	11	80,940	69.1%
Sacramento, CA	2012	92,644	54,595	2,794	23,916	81,305	46.7%	$11,809,046	8	54,595	100.0%
Dulles, VA	2017	87,159	30,545	5,997	32,892	69,434	37.6%	$18,858,191	13	48,270	63.3%
Leased facilities **	2006 & 2015	206,631	76,451	19,450	42,001	137,902	79.4%	$29,504,092	14	97,692	78.3%
Other ***	Misc.	147,435	22,380	49,337	30,074	101,791	68.5%	$6,651,947	5	22,380	100.0%
Total		6,237,837	1,475,746	198,786	1,264,614	2,939,146	88.3%	$368,882,964	674	2,744,017	53.8%

(1)	Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
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
(7)

Calculated as data center raised floor that is subject to a signed lease for which space is occupied (1,055,794 square feet as of September 30, 2018) divided by leasable raised floor based on the current configuration of the properties (1,195,014 square feet as of September 30, 2018), expressed as a percentage.

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

(9)	Represents installed utility power and transformation capacity that is available for use by the facility as of September 30, 2018.

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

Factors That May Influence Future Results of Operations and Cash Flows

Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of September 30, 2018, we had in place customer leases generating revenue for approximately 88% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental and certain cloud and managed services rates at our properties. Future economic downturns, regional downturns or downturns in the technology industry could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. Negative trends in one or more of these factors could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.

Strategic Growth Plan. Our ability to successfully realign our product offerings around hyperscale and hybrid colocation as well as transition certain assets, contracts and liabilities associated with our cloud and managed services products to GDT may influence our future results of operations and cash flows. We expect a reduction in cloud and managed services revenue as we transition certain customers to GDT over the course of 2018. In addition, we will incur certain restructuring charges associated with the strategic growth plan, of which approximately $12.5 million and $32.5 million were incurred during the three and nine months ended September 30, 2018, respectively.

Leasing Arrangements. As of September 30, 2018, 43% of our MRR came from customers which individually occupied greater than or equal to 6,600 square feet of space (or approximately 1 MW of power), with the remaining 57% attributable to customers utilizing less than 6,600 square feet of space. As of September 30, 2018, approximately 50% of our MRR was attributable to the metered power model, the majority of which is comprised of customers that individually occupy greater than 6,600 square feet of space. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of September 30, 2018, the remaining approximately 50% of our MRR was attributable to the gross lease or managed service model. Under this model, the customer pays us a fixed amount on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers incur more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease or managed service model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. These leases generally have a term of three years or less.

Scheduled Lease Expirations. Our ability to minimize rental churn and customer downgrades at renewal and to renew, lease and re-lease expiring space will impact our results of operations and cash flows. Leases which have commenced billing representing approximately 24% and 14% of our total leased raised floor are scheduled to expire during the years ending December 31, 2018 (including all month-to-month leases) and 2019, respectively. These leases also represented approximately 18% and 26%, respectively, of our annualized rent as of September 30, 2018. Given that our average rent for larger contracts tend to be at or below market rent at expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.

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

General Leasing Activity

As disclosed above, our results may be impacted by the outcome of the strategic growth plan as we continue to transition assets, contracts and liabilities associated with our cloud and managed services products to GDT. The general leasing as well as booked-not-billed statistics below are presented on a consolidated basis and include the effects of the strategic growth plan incurred to date.

					Annualized Rent of	Incremental
		Number of	Total	Annualized rent	New and Modified	Annualized Rent, Net
	Period	Leases	Leased sq ft	per leased sq ft	Lease	of Downgrades
New/modified leases signed	Three Months Ended September 30, 2018	414	43,127	$587	$25,316,124	$14,477,264
	Nine Months Ended September 30, 2018	1,401	172,503	$551	$95,047,812	$40,535,408

		Number of
		Renewed	Total	Annualized rent
	Period	Leases	Leased sq ft	per leased sq ft	Annualized Rent	Rent Change
Renewed Leases (1)	Three Months Ended September 30, 2018	95	15,788	$864	$13,646,256	2.1%
	Nine Months Ended September 30, 2018	204	217,406	$277	$60,219,255	4.4%

		Number of	Total	Annualized rent
	Period	Leases	Leased sq ft	per leased sq ft	Annualized Rent
Leases Commenced	Three Months Ended September 30, 2018	418	56,282	$549	$30,883,884
	Nine Months Ended September 30, 2018	1,442	161,755	$625	$101,159,040

(1)	We define renewals as leases where the customer retains the same amount of space before and after renewal, which facilitates rate comparability.

The following table outlines the Consolidated booked-not-billed (“BNB”) balance as of September 30, 2018 and how that will affect revenue in 2018 and subsequent years:

Booked-not-billed ("BNB")	2018	2019	Thereafter	Total
MRR	$943,160	$2,635,628	$1,419,913	$4,998,701
Incremental revenue	1,902,852	21,954,160	17,038,956
Annualized revenue	$11,317,920	$31,627,536	$17,038,956	$59,984,412

We estimate the remaining capital cost to provide the space, power and other services to the customer contracts which had been booked but not billed as of September 30, 2018 to be approximately $107 million. This estimate generally includes customers with newly contracted space of more than 3,300 square feet. The space, power and other services provided to customers that contract for smaller amounts of space is generally provided by existing space which was previously developed.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Changes in revenues and expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 are summarized below (unaudited and in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Revenues:
Rental	$91,733	$85,831	$5,902	7%
Recoveries from customers	11,800	9,698	2,102	22%
Cloud and managed services	7,537	16,224	(8,687)	(54)%
Other	1,143	2,014	(871)	(43)%
Total revenues	112,213	113,767	(1,554)	(1)%

Operating expenses:
Property operating costs	38,217	39,743	(1,526)	(4)%
Real estate taxes and insurance	3,088	3,116	(28)	(1)%
Depreciation and amortization	37,900	35,309	2,591	7%
General and administrative	19,922	21,652	(1,730)	(8)%
Transaction, integration and impairment costs	901	1,114	(213)	(19)%
Restructuring	13,737	—	13,737	* %
Total operating expenses	113,765	100,934	12,831	13%

Operating income (loss)	(1,552)	12,833	(14,385)	(112)%

Other income and expense:
Interest income	66	65	1	* %
Interest expense	(6,386)	(7,958)	(1,572)	20%
Income (loss) before taxes	(7,872)	4,940	(12,812)	(259)%
Tax benefit of taxable REIT subsidiaries	980	2,454	(1,474)	(60)%
Net income (loss)	$(6,892)	$7,394	$(14,286)	(193)%

*     not applicable for comparison

Revenues. Total revenues for the three months ended September 30, 2018 were $112.2 million compared to $113.8 million for the three months ended September 30, 2017. The decrease of $1.6 million, or 1%, was primarily attributable to a reduction in cloud and managed services revenue of approximately $8.7 million that was largely a result of our ongoing restructuring that has resulted in transition of customers to GDT and churn and downgrades associated with customers in certain product groups that will not be transitioned to GDT. Also contributing to the total revenue reduction was a decrease in rental revenue of $3.0 million related to the receipt of one-time early termination fees during the three months ended September 30, 2017. These decreases were partially offset by organic growth in our rental customer base aggregating approximately $8.9 million which was better than expected due partially to retention of colocation revenue from customers impacted by the strategic growth plan. In addition, increased utility usage by our metered power customers increased our recoveries revenue by approximately $2.1 million for the three months ended September 30, 2018.

Property Operating Costs. Property operating costs for the three months ended September 30, 2018 were $38.2 million compared to property operating costs of $39.7 million for the three months ended September 30, 2017, a decrease of $1.5 million, or 4%. The breakdown of our property operating costs is summarized in the table below (unaudited and in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Property operating costs:
Direct payroll	$5,640	$5,683	$(43)	(1)%
Rent	3,199	3,800	(601)	(16)%
Repairs and maintenance	3,511	3,528	(17)	(0)%
Utilities	15,841	13,534	2,307	17%
Management fee allocation	5,123	5,502	(379)	(7)%
Other	4,903	7,696	(2,793)	(36)%
Total property operating costs	$38,217	$39,743	$(1,526)	(4)%

The decrease in total property operating costs was attributable to aggregate expense reductions of $3.8 million primarily related to our transition from our cloud and managed services offerings associated with our strategic growth plan, with expense reductions primarily in rent expense from exiting certain leased facilities, management fee allocation, and other costs such as communications services and bad debt expense. Offsetting these decreases was an increase of $2.3 million in utilities expense primarily related to increased expense associated with increased power usage related to growth in our Hyperscale offering.

Real Estate Taxes and Insurance. Real estate taxes and insurance remained consistent at $3.1 million for both the three months ended September 30, 2018 and 2017.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2018 was $37.9 million compared to $35.3 million for the three months ended September 30, 2017. The increase of $2.6 million, or 7%, was primarily due to additional depreciation expense relating to an increase in assets placed in service at our Irving, Chicago, Atlanta-Metro, and Ashburn facilities.

General and Administrative Expenses. General and administrative expenses were $19.9 million for the three months ended September 30, 2018 compared to general and administrative expenses of $21.7 million for the three months ended September 30, 2017. The decrease of $1.7 million, or 8%, was primarily attributable to the implementation of the aforementioned strategic growth plan, resulting in a decrease in net payroll expenses, excluding equity-based compensation expense, of $1.4 million.

Transaction, Integration and Impairment Costs. For the three months ended September 30, 2018, we incurred $0.9 million in transaction, integration and impairment costs compared to $1.1 million for the three months ended September 30, 2017. The current period costs were primarily related to the assessment of actual and potential acquisitions. The prior period costs primarily related to the reassessment of prior years’ personal property taxes at our Sacramento facility. Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

Restructuring Costs. Restructuring costs, which are costs associated with our strategic growth plan, were $13.7 million for the three months ended September 30, 2018, primarily related to employee severance expenses, professional fees, acceleration of equity-based compensation awards and the sale or write-off of certain product-related assets. No such costs were incurred during the three months ended September 30, 2017.

Interest Expense. Interest expense was $6.4 million and $8.0 million for the three months ended September 30, 2018 and 2017, respectively. The decrease was due primarily to a higher level of capitalized interest, partially offset by an increase in the average total debt balance as well as an increase in our average interest rate associated with that debt balance.

Tax Expense/Benefit of Taxable REIT Subsidiaries. The tax benefit of our taxable REIT subsidiaries for the three months ended September 30, 2018 was $1.0 million compared to a tax benefit of $2.5 million for the three months ended September 30, 2017. The decrease in the tax benefit for the three months ended September 30, 2018 compared to the tax benefit for the three months ended September 30, 2017 was primarily attributable to the determination that the forecasted 2018 annual activity will drive the taxable REIT subsidiaries into a net deferred asset position by the end of 2018. As a result, QTS has determined that a federal and state valuation allowance will more-likely-than-not be necessary during the balance of 2018. The impact of an anticipated valuation allowance is reflected in the estimated annual effective tax rate for the three months ended September 30, 2018.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Changes in revenues and expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 are summarized below (unaudited and in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Revenues:
Rental	$266,678	$245,741	$20,937	9%
Recoveries from customers	33,757	26,833	6,924	26%
Cloud and managed services	31,692	50,045	(18,353)	(37)%
Other	6,060	4,980	1,080	22%
Total revenues	338,187	327,599	10,588	3%

Operating expenses:
Property operating costs	112,515	112,010	505	0%
Real estate taxes and insurance	8,896	9,209	(313)	(3)%
Depreciation and amortization	111,633	103,784	7,849	8%
General and administrative	63,187	66,411	(3,224)	(5)%
Transaction, integration and impairment costs	2,474	1,611	863	54%
Restructuring	33,697	—	33,697	* %
Total operating expenses	332,402	293,025	39,377	13%

Operating income	5,785	34,574	(28,789)	(83)%

Other income and expense:
Interest income	92	66	26	39%
Interest expense	(22,699)	(22,474)	225	(1)%
Income (loss) before taxes	(16,822)	12,166	(28,988)	(238)%
Tax benefit of taxable REIT subsidiaries	3,245	5,404	(2,159)	(40)%
Net income (loss)	$(13,577)	$17,570	$(31,147)	(177)%

*     not applicable for comparison

Revenues. Total revenues for the nine months ended September 30, 2018 were $338.2 million compared to $327.6 million for the nine months ended September 30, 2017. The increase of $10.6 million, or 3%, was largely attributable to organic growth in our rental customer base which was better than expected due partially to retention of colocation revenue from customers impacted by the strategic growth plan and placing additional square footage into service in conjunction with the development and expansion of our Irving, Atlanta-Metro and Chicago data centers aggregating approximately $23.9 million. In addition, increased utility usage by our metered power customers increased our recoveries revenue by approximately $6.9 million. These increases were partially offset by a reduction in cloud and managed services revenue of approximately $18.4 million that was largely a result of our ongoing restructuring that has resulted in transition of certain customers to GDT and churn and downgrades associated with customers in certain product groups that will not be transitioned to GDT as well as a decrease in rental revenue of $3.0 million related to the receipt of one time early termination fees during the nine months ended September 30, 2017.

Property Operating Costs. Property operating costs for the nine months ended September 30, 2018 were $112.5 million compared to property operating costs of $112.0 million for the nine months ended September 30, 2017, an increase of $0.5 million, or less than 1%. The breakdown of our property operating costs is summarized in the table below (unaudited and in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Property operating costs:
Direct payroll	$16,817	$17,224	$(407)	(2)%
Rent	10,127	11,674	(1,547)	(13)%
Repairs and maintenance	11,468	11,634	(166)	(1)%
Utilities	43,805	35,978	7,827	22%
Management fee allocation	15,676	15,987	(311)	(2)%
Other	14,622	19,513	(4,891)	(25)%
Total property operating costs	$112,515	$112,010	$505	0%

The increase in total property operating costs was primarily attributable to increased utilities expense of $7.8 million associated with increased power usage related to growth in our Hyperscale offering. Offsetting this increase was expense reductions aggregating to $7.3 million, primarily related to our transition from our cloud and managed services offerings associated with our strategic growth plan, with expense reductions primarily in rent expense from exiting certain leased facilities, direct payroll expenses, repairs and maintenance expense, management fee allocation and other costs such as communications services and bad debt expense.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the nine months ended September 30, 2018 were $8.9 million compared to $9.2 million for the nine months ended September 30, 2017. The decrease of $0.3 million, or 3%, was primarily attributable to a lower level of real estate taxes at our Fort Worth and Suwanee facilities, partially offset by an increase in real estate taxes at our Irving facility.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2018 was $111.6 million compared to $103.8 million for the nine months ended September 30, 2017. The increase of $7.8 million, or 8%, was primarily due to additional depreciation expense relating to an increase in assets placed in service at our Irving, Chicago, Atlanta-Metro, and Ashburn facilities as well as higher amortization expense primarily related to a higher level of leasing commissions.

General and Administrative Expenses. General and administrative expenses were $63.2 million for nine months ended September 30, 2018 compared to general and administrative expenses of $66.4 million for the nine months ended September 30, 2017, a decrease of $3.2 million, or 5%. The decrease was primarily attributable to the aforementioned strategic growth plan, resulting in a decrease in net payroll expenses, excluding equity-based compensation expense, of $2.5 million.

Transaction, Integration and Impairment Costs. For the nine months ended September 30, 2018, we incurred $2.5 million in transaction, integration and impairment costs compared to $1.6 million for the nine months ended September 30, 2017. The current period costs were primarily related to the assessment of actual and potential acquisitions. In the prior period, $0.6 million in costs were attributable to transaction and integration costs and $1.0 million were related to the reassessment of prior years’ personal property taxes at our Sacramento facility. Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

Restructuring Costs. Restructuring costs, which are costs associated with our strategic growth plan, were $33.7 million for the nine months ended September 30, 2018, primarily related to employee severance expenses, professional fees, acceleration of equity-based compensation awards and the sale or write-off of certain product-related assets. No such costs were incurred during the nine months ended September 30, 2017.

Interest Expense. Interest expense for the nine months ended September 30, 2018 was $22.7 million compared to $22.5 million for the nine months ended September 30, 2017. The increase of $0.2 million, or 1%, was due primarily to an increase in the average total debt balance as well as an increase in our average interest rate associated with that debt balance.

Tax Benefit of Taxable REIT Subsidiaries. Tax benefit of our taxable REIT subsidiaries for the nine months ended September 30, 2018 was $3.2 million compared to $5.4 million for the nine months ended September 30, 2017. This change was driven by the expectation that a federal and state valuation allowance will more-likely-than-not be necessary during the balance of 2018. That expectation is reflected in the estimated annual effective tax rate for nine months ended September 30, 2018, resulting in a reduced tax benefit being recognized compared to the nine months ended September 30, 2017.

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

A reconciliation of net income (loss) to FFO, Operating FFO and Adjusted Operating FFO is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
FFO
Net income (loss)	$(6,892)	$7,394	$(13,577)	$17,570
Real estate depreciation and amortization	34,579	31,237	100,479	91,016
FFO	27,687	38,631	86,902	108,586
Preferred stock dividends	(7,045)	—	(9,621)	—
FFO available to common stockholders & OP unit holders	20,642	38,631	77,281	108,586

Restructuring costs	13,737	—	33,697	—
Transaction, integration and impairment costs	901	1,114	2,474	1,611
Tax expense (benefit) associated with restructuring, transaction and integration costs	(571)	—	(2,247)	—
Operating FFO available to common stockholders & OP unit holders	34,709	39,745	111,205	110,197

Maintenance Capex	(1,660)	(2,194)	(5,202)	(4,161)
Leasing commissions paid	(5,461)	(5,592)	(19,042)	(13,816)
Amortization of deferred financing costs and bond discount	959	992	2,882	2,943
Non real estate depreciation and amortization	3,320	4,072	11,153	12,768
Straight line rent revenue and expense and other	(1,067)	(1,149)	(4,818)	(2,913)
Tax expense (benefit) from operating results	(409)	(2,454)	(998)	(5,404)
Equity-based compensation expense	3,961	3,693	11,441	10,507
Adjusted Operating FFO available to common stockholders & OP unit holders	$34,352	$37,113	$106,621	$110,121

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

A reconciliation of total GAAP revenues to recognized MRR in the period and MRR at period end is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Recognized MRR in the period
Total period revenues (GAAP basis)	$112,213	$113,767	$338,187	$327,599
Less: Total period recoveries	(11,800)	(9,698)	(33,757)	(26,833)
Total period deferred setup fees	(3,275)	(2,659)	(9,371)	(7,711)
Total period straight line rent and other	(3,872)	(6,982)	(12,649)	(13,406)
Recognized MRR in the period	$93,266	$94,428	$282,410	$279,649

MRR at period end
Total period revenues (GAAP basis)	$112,213	$113,767	$338,187	$327,599
Less: Total revenues excluding last month	(75,859)	(76,912)	(301,833)	(290,744)
Total revenues for last month of period	36,354	36,855	36,354	36,855
Less: Last month recoveries	(3,896)	(2,631)	(3,896)	(2,631)
Last month deferred setup fees	(1,095)	(893)	(1,095)	(893)
Last month straight line rent and other	(623)	(1,704)	(623)	(1,704)
MRR at period end *	$30,740	$31,627	$30,740	$31,627

*Does not include our booked-not-billed MRR balance, which was $5.0 million and $4.7 million as of September 30, 2018 and 2017, respectively.

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

A reconciliation of net income (loss) to NOI is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Operating Income (NOI)
Net income (loss)	$(6,892)	$7,394	$(13,577)	$17,570
Interest income	(66)	(65)	(92)	(66)
Interest expense	6,386	7,958	22,699	22,474
Depreciation and amortization	37,899	35,309	111,632	103,784
Tax expense (benefit) of taxable REIT subsidiaries	(980)	(2,454)	(3,245)	(5,404)
Transaction, integration and impairment costs	901	1,114	2,474	1,611
General and administrative expenses	19,923	21,652	63,188	66,411
Restructuring	13,737	—	33,697	—
NOI (1)	$70,908	$70,908	$216,776	$206,380
Breakdown of NOI by facility:
Atlanta-Metro data center	$21,574	$18,588	$64,213	$59,803
Atlanta-Suwanee data center	11,972	12,206	36,650	35,587
Richmond data center	7,713	11,687	23,929	28,306
Irving data center	10,736	8,707	31,353	23,204
Dulles data center	4,332	5,630	14,438	15,928
Leased data centers (2)	2,133	2,648	7,907	9,768
Santa Clara data center	1,749	2,741	6,511	8,725
Piscataway data center	2,907	2,427	8,907	7,109
Princeton data center	2,436	2,415	7,275	7,207
Sacramento data center	1,863	1,525	5,533	5,140
Chicago data center	2,211	1,285	6,624	3,207
Ashburn data center	424	—	676	—
Fort Worth data center	281	94	705	275
Other facilities (3)	577	955	2,055	2,121
NOI (1)	$70,908	$70,908	$216,776	$206,380

(1)

Includes facility level general and administrative expense allocation charges of 4% of cash revenue for all facilities, with the exception of the leased facilities acquired in 2015, which include general and administrative expense allocation charges of 10% of cash revenue.  These allocated charges aggregated to $5.1 million and $5.5 million for the three month periods ended September 30, 2018 and 2017, respectively. These allocated charges aggregated to $15.7 million and $16.0 million for the three month periods ended September 30, 2018 and 2017, respectively.

(2)	Includes 11 facilities. All facilities are leased, including those subject to capital leases.
(3)	Consists of Miami, FL; Lenexa, KS; Overland Park, KS; and Duluth, GA facilities.

Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (EBITDAre) and Adjusted EBITDA

We consider earnings before interest, taxes, depreciation and amortization for real estate (“EBITDAre”) to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income (loss) and cash provided by operating activities as a measure of operating performance. We calculate EBITDAre in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). EBITDAre represents net income (loss) (computed in accordance with GAAP), adjusted to exclude gains (or losses) from sales of depreciated property, income tax expense (or benefit), interest expense, depreciation and amortization, impairments of depreciated property and unconsolidated partnerships and joint ventures, and similar adjustments for unconsolidated partnerships and joint ventures. The Company’s management uses EBITDAre as a supplemental performance measure because it provides a performance measure that, when compared year over year, captures the performance of our operations by removing the impact of capital structure (primarily interest expense) and asset base charges (primarily depreciation, amortization and impairments), from our operating results.

Due to the volatility and nature of certain significant charges and gains recorded in our operating results that management believes are not reflective of operating performance, management computes an adjusted measure of EBITDAre, which we refer to as Adjusted EBITDA. We generally calculate Adjusted EBITDA excluding certain non-routine charges, write off of unamortized deferred financing costs, gains (losses) on extinguishment of debt, restructuring costs, transaction, integration and impairment costs, in addition to non-cash recurring costs such as equity-based compensation. We believe that Adjusted EBITDA provides investors with another financial measure that may facilitate comparisons of operating performance between periods and, to the extent other REITs calculate Adjusted EBITDA on a comparable basis, between REITs.

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

A reconciliation of net income (loss) to EBITDAre and Adjusted EBITDA is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
EBITDAre and Adjusted EBITDA
Net income (loss)	$(6,892)	$7,394	$(13,577)	$17,570
Interest income	(66)	(65)	(92)	(66)
Interest expense	6,386	7,958	22,699	22,474
Tax expense (benefit) of taxable REIT subsidiaries	(980)	(2,454)	(3,245)	(5,404)
Depreciation and amortization	37,899	35,309	111,632	103,784
Loss on disposition of depreciated property and impairment write-downs of depreciated property	7,409	—	14,548	—
EBITDAre	43,756	48,142	131,965	138,358

Equity-based compensation expense	3,961	3,693	11,441	10,507
Restructuring costs	6,328	—	19,149	—
Transaction, integration and restructuring costs	901	1,114	2,474	1,611
Adjusted EBITDA	$54,946	$52,949	$165,029	$150,476

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

In addition to the $419.2 million of capital expenditures incurred in the nine months ended September 30, 2018, we expect that we will incur approximately $40 million to $90 million in additional capital expenditures through December 31, 2018, excluding acquisitions, in connection with the development of our data center facilities. We expect to spend approximately $30 million to $80 million of capital expenditures with vendors on development, and the remainder on other capital expenditures and capitalized overhead costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. We expect to fund these costs using operating cash flows, draws on our credit facility, additional equity issuances through our ATM program or other capital markets activity. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of such expenditures may vary.

We expect to meet our short-term liquidity needs through operating cash flow, cash and cash equivalents and borrowings under our credit facility.

Our cash paid for capital expenditures for the nine months ended September 30, 2018 and 2017 are summarized in the table below (unaudited and in thousands):

	Nine Months Ended September 30,
	2018	2017
Development	$313,651	$168,286
Acquisitions	36,956	47,013
Maintenance capital expenditures	5,202	4,161
Other capital expenditures (1)	63,368	64,524
Total capital expenditures	$419,177	$283,984

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

In March 2017, we established an “at-the-market” equity offering program (the “ATM Program”) pursuant to which we may issue, from time to time, up to $300 million of our Class A common stock. We issued no shares under the ATM Program during the three and nine months ended September 30, 2018.

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

On June 25, 2018, we issued 3,162,500 shares of 6.50% Series B Cumulative Convertible Perpetual Preferred Stock with a liquidation preference of $100.00 per share, which included 412,500 shares the underwriters purchased pursuant to the exercise of their overallotment option in full. We used the net proceeds of approximately $304 million to repay amounts outstanding under our unsecured revolving credit facility.

Cash

As of September 30, 2018, we had $13.9 million of unrestricted cash and cash equivalents.

The following tables present quarterly cash dividends and distributions paid to QTS’ stockholders and the Operating Partnership’s unit holders for the nine months ended September 30, 2018 and 2017:

Nine Months Ended September 30, 2018
			Aggregate
		Per Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock
June 20, 2018	July 6, 2018	$0.41	$23.7
March 22, 2018	April 5, 2018	$0.41	23.7
December 5, 2017	January 5, 2018	$0.39	22.2
			$69.6

Series A Preferred Stock
June 29, 2018	July 16, 2018	$0.45	$1.9
April 5, 2018	April 16, 2018	$0.15	0.6
			$2.5

Nine Months Ended September 30, 2017
			Aggregate
		Per Common Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
June 16, 2017	July 6, 2017	$0.39	$21.6
March 16, 2017	April 5, 2017	$0.39	21.4
December 16, 2016	January 5, 2017	$0.36	19.7
			$62.7

On October 4, 2018 we paid our regular quarterly cash dividend of $0.41 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on September 20, 2018.

Additionally, on October 15, 2018, the Company paid a quarterly cash dividend of approximately $0.45 per share on its 7.125% Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on September 28, 2018.

Additionally, on October 15, 2018, the Company paid a cash dividend for the period of June 25, 2018 through October 14, 2018 of approximately $1.99 per share on its 6.50% Series B Preferred Stock to holders of Series B Preferred Stock of record as of the close of business on September 30, 2018. The dividend covers the period June 25, 2018 through October 14, 2018.

Indebtedness

As of September 30, 2018, we had approximately $1,187.2 million of indebtedness, including capital leases and lease financing obligations, and excluding debt issuance costs.

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

As of September 30, 2018, we had outstanding $781 million of indebtedness under the unsecured credit facility, consisting of $81 million of outstanding borrowings under the unsecured revolving credit facility and $700 million outstanding under the term loans, exclusive of net debt issuance costs of $4.9 million. In connection with the unsecured credit facility, as of September 30, 2018, we had letters of credit outstanding aggregating to $4.1 million. As of September 30, 2018, the weighted average interest rate for amounts outstanding under our unsecured credit facility, including the effects of interest rate swaps, was 3.57%.

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

The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS, the Issuers or any other subsidiary guarantor. QTS Realty Trust, Inc. does not guarantee the Senior Notes and will not be required to guarantee the Senior Notes expect under certain circumstances.  The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of November 8, 2017, among QTS, the Issuers, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”). As of September 30, 2018, the outstanding net debt issuance costs associated with the Senior Notes were $5.4 million.

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

Lenexa Mortgage. On March 8, 2017, we entered into a $1.9 million mortgage loan secured by our Lenexa facility. This mortgage has a fixed rate of 4.1%, with periodic principal payments due monthly and a balloon payment of $1.6 million in May 2022. As of September 30, 2018, the outstanding balance under the Lenexa mortgage was $1.8 million.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2018, including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (unaudited and in thousands):

Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Operating Leases	$3,942	$14,123	$11,074	$11,009	$10,162	$67,470	$117,780
Capital Leases and Lease Financing Obligations	1,493	985	151	48	44	1,636	4,357
Future Principal Payments of Indebtedness (1)	17	68	71	81,074	350,077	751,516	1,182,823
Total (2)	$5,452	$15,176	$11,296	$92,131	$360,283	$820,622	$1,304,960

(1)

Does not include the related debt issuance costs on Senior Notes nor the related debt issuance costs on the term loans reflected at September 30, 2018. Also does not include letters of credit outstanding aggregating to $4.1 million as of September 30, 2018 under our unsecured credit facility.

(2)

Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our unsecured credit facility, Senior Notes, capital leases, lease financing obligations and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt and inclusive of the effects of interest rate swaps, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of September 30, 2018 (unaudited and in thousands):

2018	2019	2020	2021	2022	Thereafter	Total
$12,227	$48,874	$48,863	$48,684	$43,825	$59,593	$262,066

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Cash Flows

Cash flow for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 are summarized below (unaudited and in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Cash flow provided by (used for):
Operating activities	$146,105	$120,259
Investing activities	(417,681)	(283,984)
Financing activities	277,212	163,416

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Cash flow provided by operating activities was $146.1 million for the nine months ended September 30, 2018 compared to $120.3 million for the nine months ended September 30, 2017. The increase in cash flow provided by operating activities of $25.8 million is primarily attributed to cash flow associated with net changes in working capital of $29.5 million primarily related to changes in accounts payable and accrued liabilities. This increase was partially offset by a reduction in cash operating income of $3.7 million which was primarily related to cash restructuring charges associated with our strategic growth plan.

Cash flow used for investing activities increased by $133.7 million to $417.7 million for the nine months ended September 30, 2018, compared to $284.0 million for the nine months ended September 30, 2017. The increase was due primarily to an increase in cash paid for development capital expenditures of $145.3 million, partially offset by a decrease in cash paid for acquisitions of $10.1 million.

Cash flow provided by financing activities was $277.2 million for the nine months ended September 30, 2018, compared to $163.4 million for the nine months ended September 30, 2017. The increase was primarily due to an increase in net equity proceeds of $315.0 million, attributable to $407.6 million of aggregate proceeds received in the current year from our Series A Preferred Stock offering and Series B Preferred Stock offering compared to $92.6 million of equity proceeds received in the prior year from common stock issuances under our ATM. Offsetting this increase was lower net proceeds of $190.0 million under our unsecured credit facility, primarily a result of the payoff of the revolver using proceeds from the Series A Preferred Stock offering and Series B Preferred Stock offering, as well as higher payments of cash dividends to common and preferred stockholders of $9.2 million.

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

Additional information regarding the Company’s Critical Accounting Policies and Estimates is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and Note 2 of the Financial Statements of QTS and its Operating Partnership for the period ended September 30, 2018 in Part I, Item I of this Quarterly Report on Form 10-Q.

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

The Operating Partnership also includes certain partners that are subject to a taxable income allocation, however, not entitled to receive recurring distributions. The partnership agreement does stipulate however, to the extent that taxable income is allocated to these partners that the partnership will make a distribution to these partners equal to the lesser of the actual per unit distributions made to Class A partners or an estimated amount to cover federal, state and local taxes on the allocated taxable income. No distributions related to allocated taxable income were made to these partners for the nine months ended September 30, 2018 and 2017.

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

As of September 30, 2018, after consideration of interest rate swaps, we had outstanding $381 million of consolidated indebtedness that bore interest at variable rates.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. A 1% increase in the LIBOR rate would increase the interest expense on the $381 million of variable indebtedness outstanding as of September 30, 2018 by approximately $3.8 million annually. Conversely, a decrease in the LIBOR rate to 1.26% would decrease the interest expense on this $381 million of variable indebtedness outstanding by approximately $3.8 million annually based on the one month LIBOR rate of approximately 2.26% as of September 30, 2018.

On April 5, 2017, the Company entered into forward interest rate swap agreements with an aggregate notional amount of $400 million. The forward swap agreements effectively fix the interest rate on $400 million of term loan borrowings, $200 million of swaps allocated to each term loan, from January 2, 2018 through December 17, 2021 and April 27, 2022, respectively. The Company's weighted average interest rate on floating rate debt as of September 30, 2018 was approximately 3.62%. The weighted average effective fixed interest rate on the $400 million notional amount of term loan financing approximates 3.5%, which commenced on January 2, 2018 and assumes the current LIBOR spread of 1.5%.

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

ITEM 4. Controls and Procedures

QTS Realty Trust, Inc.

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended September 30, 2018, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QTS’ disclosure controls and procedures are effective to ensure that information required to be disclosed by QTS in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in QTS’ internal control over financial reporting during the period ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, QTS’ internal control over financial reporting.

QualityTech, LP

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended September 30, 2018, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the period ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

QTS did not sell any securities during the nine months ended September 30, 2018 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

QTS from time to time issues shares of Class A common stock pursuant to the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”), upon exercise of stock options issued under the 2013 Equity Incentive Plan, upon redemption of Class A units of limited partnership of the Operating Partnership (either through Class A units previously held or those received from conversion of Class O units from the QualityTech, LP 2010 Equity Incentive Plan) and under the ATM Program. Pursuant to the partnership agreement of the Operating Partnership, each time QTS issues shares of common stock, the Operating Partnership issues to QTS, its general partner, an equal number of Class A units. The units issued to QTS are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to QTS and therefore, did not involve a public offering. A minimal amount of units were converted to common stock during the nine months ended September 30, 2018. Additionally, the Operating Partnership issued approximately 0.5 million Class A units related to the conversion of Class O units with a value aggregating approximately $16.2 million based on the respective dates of the redemption. Approximately 180,000 of the aforementioned Class A units with value aggregating to $2.9 million based on the respective date of redemption were converted to Class A common stock. There were also 50,000 Class A units that were previously held as Class A units were also converted to Class A common stock with a value aggregating to approximately $1.6 million based on the date of redemption. In addition, during the nine months ended September 30, 2018, the Operating Partnership issued 4,280,000 Series A Preferred Units to the Company and 3,162,500 Series B Preferred Units to the Company, which have economic terms that are substantially similar to the Company’s Series A Preferred Stock and Series B Preferred Stock. These units issued to QTS are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Series A Preferred Units and Series B Preferred Units were issued only to QTS and therefore, did not involve a public offering. The Series A Preferred Units and Series B Preferred Units were issued in exchange for the Company’s contribution of the net offering proceeds of the offering of the Series A Preferred Stock to the Operating Partnership and Series B Preferred Stock to the Operating Partnership.

Repurchases of Equity Securities

During the three months ended September 30, 2018, certain of our employees surrendered Class A common stock owned by them to satisfy their federal and state tax obligations in connection with the vesting of restricted common stock under the 2013 Equity Incentive Plan.

The following table summarizes all of these repurchases during the three months ended September 30, 2018:

				Total number of
				shares purchased as	Maximum number of
	Total number		Average price	part of publicly	shares that may yet be
	of shares		paid per	announced plans or	purchased under the
Period	purchased		share	programs	plans or programs
July 1, 2018 through July 31, 2018	30	(1)	$40.29
August 1, 2018 through August 31, 2018
September 1, 2018 through September 30, 2018	5,949	(1)	$41.44
Total	5,979	(1)	$41.43

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

2.1

Stock Purchase Agreement dated May 6, 2016 by and among Quality Technology Services Holding, LLC, Carpathia Holdings, LLC and Carpathia Acquisition, Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 12, 2015 (Commission File No. 002-36109)

2.2

First Amendment to Stock Purchase Agreement dated June 12, 2015, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 19, 2015 (Commission File No. 001-36109)

3.1

Articles of Amendment and Restatement of QTS Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013 (Commission File No. 001-36109)

3.2

Second Amended and Restated Bylaws of QTS Realty Trust, Inc., incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2017 (Commission File No. 001-36109)

3.3

Articles Supplementary designating QTS Realty Trust, Inc.’s 7.125% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on March 15, 2018 (Commission File No. 001-36109)

3.4

Articles Supplementary designating QTS Realty Trust, Inc.’s 6.50% Series B Cumulative Convertible Perpetual Preferred Stock, liquidation preference $100.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A filed on June 25, 2018 (Commission File No. 001-36109)

3.5

Articles Supplementary opting out of the Maryland Unsolicited Takeovers Act, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 25, 2018 (Commission File No. 001-36109)

4.1

Form of Specimen Class A Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

4.2

Indenture, dated November 8, 2017, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., certain subsidiaries of QualityTech, LP and Deutsche Bank Trust Company Americas, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 8, 2017 (Commission File No. 001-36109)

4.3	Form of 4.750% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.2 hereof)

4.4

Supplemental Indenture, dated as of December 22, 2017, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed with the SEC on February 28, 2018 (Commission File No. 001-36109)

4.5

Form of stock certificate evidencing the 7.125% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed on March 15, 2018 (Commission File No. 001-36109)

4.6

Form of stock certificate evidencing the 6.50% Series B Cumulative Convertible Perpetual Preferred Stock, liquidation preference $100.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed on June 25, 2018 (Commission File No. 001-36109)

10.1

Amendment No. 4 Employment Agreement dated as of August 6, 2018 by and among QTS Realty Trust, Inc., QualityTech. LP. Quality Technology Services, LLC and William Schafer, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 10, 2018 (Commission File No. 001-36109)

10.2

Indemnification Agreement, dated as of September 24, 2018, by and among QTS Realty Trust, Inc. and Mazen Al-Rawashdeh, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2018 (Commission File No. 001-36109)

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.)

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

101

The following materials from QTS Realty Trust, Inc.’s and QualityTech, LP’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of equity and partners’ capital, (iv) condensed consolidated statements of cash flow, and (v) the notes to the condensed consolidated financial statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: November 2, 2018	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: November 2, 2018	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: November 2, 2018	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)

QualityTech, LP

By: QTS Realty Trust, Inc.,
its general partner

DATE: November 2, 2018	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: November 2, 2018	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: November 2, 2018	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)