Form 10-K
period 2018-12-31
QTS Realty Trust, Inc.; QualityTech, LP
filed 2019-02-25
CIK 1577368, 1561164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)



☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

◻     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36109

QTS Realty Trust, Inc.

QualityTech, LP

(Exact name of registrant as specified in its charter)

Maryland (QTS Realty Trust, Inc.) Delaware (QualityTech, LP) (State or other jurisdiction of incorporation or organization)	46-2809094 27-0707288 (I.R.S. Employer Identification No.)

12851 Foster Street, Overland Park, Kansas	66213
(Address of principal executive offices)	(Zip Code)

(913) 312-5503

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A common stock, $.01 par value	New York Stock Exchange
Preferred Stock, 7.125% Series A Cumulative Redeemable Perpetual, $0.01 par value	New York Stock Exchange
Preferred Stock, 6.50% Series B Cumulative Convertible Perpetual, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

QTS Realty Trust, Inc.	Yes ☒ No ◻	QualityTech, LP	Yes ◻ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

QTS Realty Trust, Inc.	Yes ◻ No ☒	QualityTech, LP	Yes ◻ No ☒

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

QTS Realty Trust, Inc.	Yes ☒ No ◻	QualityTech, LP	Yes ☒ No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ◻

QTS Realty Trust, Inc. ◻	QualityTech, LP ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

QTS Realty Trust, Inc.

Large accelerated filer	☒	Accelerated filer	◻

Non-accelerated filer	◻	Smaller reporting company	◻
			
		Emerging growth company	◻

QualityTech, LP

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	☒	Smaller reporting company	◻
			
		Emerging growth company	◻

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the Class A common stock, $0.01 par value per share, was last sold at June 30, 2018 was approximately $2.0 billion. There were 51,021,900 shares of Class A common stock and 128,408 shares of Class B common stock, $0.01 par value per share, of the registrant outstanding on February 22, 2019.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2018.

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

Substantially all of QTS’s assets are held by, and its operations are conducted through, the Operating Partnership. QTS is the sole general partner of the Operating Partnership, and, as of December 31, 2018, its only material asset consisted of its ownership of approximately 88.5% of the Operating Partnership. Management operates QTS and the Operating Partnership as one business. The management of QTS consists of the same employees as the management of the Operating Partnership. QTS does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. QTS has not issued or guaranteed any indebtedness. Except for net proceeds from public equity issuances by QTS, which are contributed to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership, the Operating Partnership generates all remaining capital required by our business through its operations, the direct or indirect incurrence of indebtedness, and the issuance of partnership units. Therefore, as general partner with control of the Operating Partnership, QTS consolidates the Operating Partnership for financial reporting purposes.

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

In order to highlight the few differences between QTS and the Operating Partnership, there are sections and disclosure in this report that discuss QTS and the Operating Partnership separately, including separate financial statements, separate audit reports, separate controls and procedures sections, separate Exhibit 31 and 32 certifications, and separate presentation of certain accompanying notes to the financial statements, including Note 10 – Partners’ Capital, Equity and Incentive Compensation Plans and Note 18 – Quarterly Financial Information (unaudited).  In the sections that combine disclosure for QTS and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of “we,” “our,” “us,” “our company” and “the Company.”  Although the Operating Partnership is generally the entity that enters into contracts, holds assets and issues debt, we believe that these general references to “we,” “our,” “us,” “our company” and “the Company” in this context are appropriate because the business is one enterprise operated through the Operating Partnership.

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

The forward-looking statements contained in this Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in our markets or the technology industry;
•	obsolescence or reduction in marketability of our infrastructure due to changing industry demands;
•	global, national and local economic conditions;
•	risks related to our international operations;
•	difficulties in identifying properties to acquire and completing acquisitions;
•	our failure to successfully develop, redevelop and operate acquired properties or lines of business
•	significant increases in construction and development costs;
•	the increasingly competitive environment in which we operate;
•	defaults on, or termination or non-renewal of, leases by customers;
•	decreased rental rates or increased vacancy rates;
•	increased interest rates and operating costs, including increased energy costs;
•	financing risks, including our failure to obtain necessary outside financing;
•	dependence on third parties to provide Internet, telecommunications and network connectivity to our data centers;
•	our failure to qualify and maintain QTS’ qualification as a real estate investment trust (“REIT”);
•	environmental uncertainties and risks related to natural disasters;
•	financial market fluctuations;
•	changes in real estate and zoning laws, revaluations for tax purposes and increases in real property tax rates; and;
•	limitations inherent in our current and any future joint venture investments, such as lack of sole-decision making authority and reliance on our partners’ financial condition

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

Overview

QTS is a leading provider of data center solutions to the world’s largest and most sophisticated hyperscale technology companies, enterprises and government agencies. Through our technology-enabled platform, delivered across mega scale data center infrastructure, we offer a comprehensive portfolio of secure and compliant IT solutions. Our data centers are facilities that power and support our customers’ IT infrastructure equipment and provide seamless access and connectivity to a range of communications and IT services providers. Across our broad footprint of strategically-located data centers, we provide flexible, scalable, and secure IT solutions including data center space, power and cooling, connectivity and value-add managed services for more than 1,100 customers in the financial services, healthcare, retail, government, and technology industries. We build out our data center facilities to accommodate both multi-tenant environments (hybrid colocation) and for executed leases that require significant amounts of space and power (hyperscale), depending on the needs of each facility at that time. We believe that we own and operate one of the largest portfolios of multi-tenant data centers in the United States, as measured by gross square footage, and have the capacity to nearly double our sellable data center raised floor space without constructing or acquiring any new buildings. In addition, we own more than 650 acres of land that is available at our data center properties that provides us with the opportunity to significantly expand our capacity to further support future demand from current and new potential customers.

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

The Operating Partnership is a Delaware limited partnership formed on August 5, 2009 and was QTS’ historical predecessor prior to QTS’s initial public offering on October 15, 2013 (the “IPO”), having operated the Company’s business until the IPO. As of December 31, 2018, QTS owned an approximate 88.5% ownership interest in the Operating Partnership.

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

On February 20, 2018, we commenced a strategic growth plan (the “Strategic Growth Plan”) focused on realigning our product offerings around our hyperscale and hybrid colocation product offerings while narrowing the scope of cloud and managed services products we deliver and support directly. During 2018, we successfully completed the implementation of our Strategic Growth Plan which resulted in a meaningful acceleration in our hyperscale and hybrid colocation revenue and leasing performance, enhanced overall profitability in our business and a significant improvement in the overall predictability of our business performance as measured by customer churn.

Our Portfolio

We operate 25 data centers located throughout the United States, Canada, Europe and Asia, containing an aggregate of approximately 6.2 million gross square feet of space, including approximately 2.7 million “basis-of-design” raised floor square feet (approximately 95.5% of which is wholly owned by us including our data center in Santa Clara which is subject to a long-term ground lease), which represents the total sellable data center raised floor potential of our existing data center facilities. This reflects the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the space and power configuration that we deploy. As of December 31, 2018, this space included approximately 1.5 million raised floor operating net rentable square feet, or NRSF, plus approximately 1.3 million square feet of additional raised floor in our development pipeline, of which approximately 154,000 raised floor square feet is expected to become operational by December 31, 2019. Of the total 154,000 raised floor square feet in our development pipeline that is expected to become operational by December 31, 2019, approximately 103,000 square feet was related to customer leases which had been executed as of December 31, 2018 but not yet commenced. Our facilities collectively have access to approximately 691 megawatts (“MW”) of available utility power. Access to power is typically the most limiting and expensive component in developing a data center and, as such, we believe our significant access to power represents an important competitive advantage.

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

We have customers that range from large enterprise and technology companies with significant IT expertise and data center requirements, including financial institutions, “Big Four” accounting firms and the world’s largest global Internet and cloud companies, to major healthcare, telecommunications and software and web-based companies.

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of December 31, 2018, only five of our more than 1,100 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 12.8% of our MRR and the next largest customer accounting for only 4.9% of our MRR.

The majority of our MRR is generating from customers deployed in our U.S. data center locations. Customers deployed in our U.S. data center locations accounted for $31.0 million, $31.3 million and $30.3 million of total MRR as of December 31, 2018, 2017 and 2016, respectively, and MRR from our international locations represented $0.2 million, $0.4 million and $0.6 million of MRR as of December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, our booked-not-billed MRR balance (which represents customer leases that have been executed, but for which lease payments have not commenced as of December 31, 2018) was approximately $5.2 million, or $62.6 million of annualized rent. As of December 31, 2017, our booked-not-billed MRR balance (which represents customer leases that have been executed, but for which lease payments have not commenced as of December 31, 2017) was approximately $3.9 million, or $46.8 million of annualized rent.

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

The following diagram depicts our ownership structure, on a non-diluted basis as of December 31, 2018.

Our Competitive Strengths

We believe that we are uniquely positioned in the data center industry and distinguish ourselves from other data center providers through the following competitive strengths:

•

Software-Defined Data Center Platform – QTS’ Service Delivery Platform (SDP) is a software-defined orchestration platform that empowers customers to interact with their data and QTS services by providing real-time visibility, access and dynamic control of critical metrics across hybrid environments from a single platform. Collectively, the ability to digitize, analyze and automate significant amounts of data through SDP enables customers to innovate, make better business decisions and maximize their outsourced IT investments both within QTS and across multiple integrated service providers.

•

Platform Anchored by Strategically Located, Owned “Mega” Data Centers. Our larger “mega” data centers are located in Ashburn, Atlanta-Metro, Atlanta-Suwanee, Chicago, Fort Worth, Irving, Piscataway, Princeton, and Richmond with future sites available in Ashburn, Phoenix, Hillsboro and Manassas. Our facilities are constructed with the flexibility and capacity to support multi-tenant environments across a broad range of customer types, sizes and IT infrastructure requirements, which we believe delivers greater efficiency than single-use or smaller scale data centers. We believe that our data centers are engineered to among the highest specifications commercially available. As of December 31, 2018, our portfolio of 25 data centers (14 of which are wholly owned, representing 95.5% of our raised square feet, including our data center in Santa Clara which is subject to a long-term ground lease) provides the opportunity to nearly double our sellable data center raised floor capacity without constructing or acquiring any new buildings. In addition, we own more than 650 acres of land at our existing data center properties that provides us with the opportunity to significantly expand our capacity to further support future demand from current and new potential customers.

•

Substantial Data Center Development Expertise. We have gained substantial expertise in developing data center facilities through the acquisition and redevelopment and/or construction of our operating facilities. Our data center development strategy is primarily focused on “mega” scale facilities that allow for significant incremental growth opportunity, either through ground up development or redevelopment of existing data center powered shell footprint. Our data center development strategy allows us to rapidly scale our developments in a modular manner to coincide with customer demand, and drives higher efficiency into our model through increased operating and build cost leverage at scale.

•

Balanced Approach to Hyperscale and Hybrid Colocation Verticals. The scale of our facilities combined with our innovative SDP platform and world-class customer service capability, gives us the ability to meet the needs of a broad set of customers ranging from large hyperscale users to smaller enterprises and government agencies. We believe customers will continue to have evolving and diverse IT needs and will prefer providers that can offer the flexibility, scalability and technology solutions that de-risk their future IT journey. We believe our ability to provide solutions to a broad addressable market enhances our leasing velocity, diversifies our customer mix, results in more balanced lease terms and optimizes cash flows from our assets.

•

Diversified, High-Quality Customer Base. We have significantly grown our customer base from 510 in 2009 to over 1,100 as of December 31, 2018, with our largest customer accounting for approximately 12.8% of our MRR and no others greater than 4.9%. Only five of our customers exceeded 3% of our MRR. Our focus on premium customer service and our ability to grow with their IT needs allows us to achieve a low rental churn rate (which is the MRR lost in the period to a customer intending to fully exit our platform in the near term compared to the total MRR at the beginning of the period).

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

•

Balance Sheet Positioned to Fund Continued Growth. As of December 31, 2018 we had approximately $576 million of available liquidity consisting of cash and cash equivalents and the ability to borrow under our unsecured senior revolving credit facility. As we continue to expand our real estate portfolio, we can increase availability under our unsecured senior revolving credit facility by an additional $500 million through an accordion feature. In addition, during 2018 we demonstrated our ability to open up additional sources of capital to fund our continued growth including the issuance of approximately 3.2 million shares of convertible preferred stock with net proceeds of over $304 million and approximately 4.3 million shares of perpetual preferred stock for net proceeds of approximately $103 million.

•

Seasoned Management Team with Proven Track Record and Strong Alignment with Our Stockholders. Our senior management team represents a strong balance of significant experience across the commercial real estate and technology services industries. We believe our senior management team’s experience will enable us to capitalize on industry relationships by accessing capital from various sources and by providing an ongoing pipeline of attractive leasing and development opportunities while ensuring the future differentiation of our technology-enabled platform.

•

Ability to Increase Our Margins Through Our Operating Leverage. We anticipate that our business and growth strategies can be substantially supported by our existing platform. The scale of our data center facilities provides a significant opportunity to realize positive operating leverage as we achieve higher customer occupancy. We achieved 197% growth in Adjusted EBITDA from 2013 to 2018 compared to 153% growth in revenue during the same period.

•

Continuing to Selectively Expand Our Platform to Other Strategic Markets. We expect to continue to selectively pursue attractive opportunities in strategic locations where we believe our fully integrated platform would give us a competitive advantage in the leasing of a facility or portfolio of assets. We also believe we can integrate additional data center facilities into our platform without adding significant incremental headcount or general and administrative expenses.

•

Commitment to Environmental Sustainability. We have a commitment to environmental sustainability that focuses on managing our data center power and space as effectively and efficiently as possible. We believe that our continued efforts and proven results from sustainably redeveloping properties give us a distinct advantage over our competitors in attracting new customers.

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

We compete for customers based on factors including location, network connectivity, critical load capacity, flexibility and expertise in the design and operation of data centers. New customers who consider leasing space at our properties and using our products and existing customers evaluating whether to renew or extend a lease also may consider our competitors, including wholesale infrastructure providers and colocation and managed services providers. In addition, our customers may choose to own and operate their own data centers rather than lease from us.

As an owner, developer and operator of data centers, we depend on certain third-party service providers, including engineers and contractors with expertise in the development of data centers and the provision of managed services. The level of competition for the services of specialized contractors and other third-party providers increases the cost of engaging such providers and the risk of delays in operating our data centers and completing our development and redevelopment projects. We also rely upon the services of specialized contractors for the provision of internet connectivity and software-related platforms and services. Competition for their services could lead to a negative impact on our business if they became unavailable to us.

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

Environmental Matters

Under various federal, state and local laws and regulations, a current or former owner or operator of real property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial, liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Most of our properties presently contain large underground or aboveground fuel storage tanks for emergency power, which is critical to our operations. If any of our tanks has a release of fuel to the environment, we likely would have to pay to clean up the contamination. In addition, prior owners and operators used some of our current properties for industrial and other purposes, which could have resulted in environmental contamination. Moreover, the presence of contamination or the failure to remediate contamination at our properties may (1) expose us to third-party liability (e.g., for cleanup costs, bodily injury or property damage), (2) subject our properties to liens in favor of the government for damages and costs the government incurs in connection with the contamination, (3) impose restrictions on the manner in which a property may be used or businesses may be operated, or (4) materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities where we arranged for disposal or treatment of hazardous substances at such facilities, without regard to whether we comply with environmental laws in doing so. Finally, there may be material environmental liabilities at our properties of which we are not aware. Any of these matters could have a material adverse effect on us.

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

See ITEM 1A. RISK FACTORS, Risks Related to the Real Estate Industry, for additional information regarding these risks.

Privacy and Cybersecurity

We may be directly and/or contractually subject to laws, regulations and policies for protecting sensitive data, consumer privacy and vital national interests. For example, the U.S. government has promulgated regulations and standards subject to authority provided through the enactment of a number of laws, such as the Health Insurance Portability and Accountability Act (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), the Gramm-Leach-Bliley Act (“GLBA”), and the Federal Information Security Management Act of 2002 (“FISMA”), which require many corporations and federal, state and local governmental entities to control the security of, access to and configuration of their IT systems. A number of states also have enacted laws and regulations that require covered entities, such as data center operators, to implement and maintain security measures to protect certain types of information, such as Social Security numbers, payment card information, and other types of data, from unauthorized use and disclosure. In addition, industry organizations have adopted and implemented various security and compliance policies. For example, the Payment Card Industry Security Standards Council has issued its mandatory Payment Card Industry Data Security Standard (“PCI DSS”) which is applicable to all organizations processing payment card transactions. In addition to federal laws, the state of California passed the California Consumer Privacy Act (“CCPA”) in 2018, which regulates data collection and privacy collection. California’s law may still be subject to amendments before it goes into effect on January 1, 2020, and other states are considering similar laws.

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

As a company that may process European personal data, we also may be subject to European data protection laws and regulations. The European Union (EU) Commission, Parliament, and Council adopted in April 2016 a new General Data Protection Regulation (GDPR) that took effect in May 2018. The GDPR replaced the former European privacy regime, imposes new privacy requirements, and increases the likelihood of applicability of European law to entities like us, which are established outside the EU but may process data of European data subjects. Under the GDPR, there can be fines of up to €10,000,000 or up to 2% of the global sales, whichever is greater, for certain comparatively minor offenses, or up to €20,000,000 or up to 4% of the global sales, whichever is greater, for more serious offenses.

To facilitate and legitimize the transfer of both client and personnel data from the European Union (“EU”) to the United States, we self-certified to the U.S. Department of Commerce that we adhere to the EU-U.S. Privacy Shield Framework, which requires organizations operating in the United States to provide assurance that they are adhering to relevant European standards for data protection for such transfers. QTS complies with the EU-U.S. Privacy Shield Framework as set forth by the Department of Commerce regarding the collection, use and retention of personal information transferred from the EU to the United States. However, our self-certification under the EU-U.S. Privacy Shield Framework may not be sufficient to ensure compliance with GDPR. Legal challenges have been brought in European courts seeking to declare the Privacy Shield Framework invalid under European law as a mechanism to legitimize transfers of personal data from the EU to the United States, which could require us to implement alternative means to address European cross border data transfer requirement. Also in 2018, EU member states were required to enact national laws to enforce the EU’s “Directive on security of network and information systems” (the “NIS Directive”), which lays out a number of cybersecurity expectations and notification obligations for regulated entities.

Insurance

We carry comprehensive liability, property, extended coverage, earthquake, flood, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket property policy. We also carry coverage for general liability, technology professional liability, and cybersecurity. We have selected policy specifications and insured limits that we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our management, the properties in our portfolio are currently adequately insured and the risk for any failure related to professional liability or a physical or cybersecurity breach are adequately covered by our insurance. We will not carry insurance for generally uninsured losses such as loss from riots, war, wet or dry rot, vermin and, in some cases, flooding and earthquake, because such coverage is not available or is not available at commercially reasonable rates. In addition, although we carry earthquake and flood insurance on our properties in an amount and with deductibles that we believe are commercially reasonable, such policies are subject to limitations in certain flood and seismically active zones. Certain of the properties in our portfolio are located in areas known to be seismically active. See “Risk Factors—Risks Related to the Real Estate Industry—Uninsured and underinsured losses could have a material adverse effect on us.”

Employees

As of December 31, 2018, we employed approximately 606 persons, none of whom were represented by a labor union. We believe our relations with our employees are good.

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

Risks Related to Our Business and Operations

Because we are focused on the ownership, operation, redevelopment and/or construction of data centers, any decrease in the demand for data center space could have a material adverse effect on us.

Because our portfolio consists entirely of data centers, or land to be developed or converted into data centers, we are subject to risks inherent in investments in a single industry. Adverse developments in the data center market or in the industries in which our customers operate could lead to a decrease in the demand for data center space, which could have a greater material adverse effect on us than if we owned a more diversified real estate portfolio. These adverse developments could include: a decline in the technology industry, such as a decrease in the use of mobile or web-based commerce, industry slowdowns, business layoffs or downsizing, relocation of businesses, increased costs of complying with existing or new government regulations and other factors; a slowdown in the growth of the Internet generally as a medium for commerce and communication; a downturn in the market for data center space generally such as oversupply of or reduced demand for space; and the rapid development of new technologies or the adoption of new industry standards that render our or our customers’ current products and services obsolete or unmarketable and, in the case of our customers, that contribute to a downturn in their businesses, increasing the likelihood of a default under their leases or that they become insolvent or file for bankruptcy protection. To the extent that any of these or other adverse conditions occur, they are likely to impact market rents for, and cash flows from, our data center space, which could have a material adverse effect on us.

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

Leases representing approximately 21% of our leased raised floor and approximately 33% of our annualized rent (including all month-to-month leases), in each case as of December 31, 2018, are scheduled to expire by the end of 2019. We compete with numerous developers, owners and operators in the data center industry, including managed service providers and other REITs, some of which own or lease properties similar to ours, or may do so in the future, in the same submarkets in which our properties are located. Our competitors may have significant advantages over us, including greater name recognition, longer operating histories, higher operating margins, pre-existing relationships with current or potential customers, greater financial, marketing and other resources, and access to greater and less expensive power. These advantages could allow our competitors to respond more quickly to strategic opportunities or changes in our industry or markets. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our customers, or if our competitors offer products and services in a greater variety, that are more state-of-the-art or that are more competitively priced than the products and services we offer, we may lose customers or be unable to attract new customers without lowering our rental rates and improving the quality, mix and technology of our products and services. We cannot assure you that we will be able to renew leases with our existing customers or re-let space to new customers if our current customers do not renew their leases. Even if our customers renew their leases or we are able to re-let the space, the terms (including rental rates and lease periods) and costs (including capital) of renewal or re-letting may be less favorable than the terms of our current leases. In addition, there can be no assurances that the type of space and/or services currently available at our properties will be sufficient to retain current customers or attract new customers in the future. Although we offer a full spectrum of data center products from hyperscale to hybrid colocation to certain cloud and managed services, our competitors that specialize in only one of our product and service offerings may have competitive advantages in that space. If rental rates for our properties decline, we are unable to lease vacant space, our existing customers do not renew their leases or we do not re-let space from expiring leases, in each case, on favorable terms, it could have a material adverse effect on us.

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

A customer’s decision to lease space in one of our data centers typically involves a significant commitment of resources, time-consuming contract negotiations regarding the service level commitments and substantial due diligence on the part of the customer regarding the adequacy of our infrastructure and attractiveness of our products and services. As a result, the leasing of data center space has a long sales cycle. Furthermore, we may expend significant time and resources in pursuing a particular sale or customer that may not result in any revenue. Our inability to adequately manage the risks associated with leasing the space and products within our facilities could have a material adverse effect on us.

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

The bankruptcy or insolvency of a major customer could have significant consequences for us. If any customer becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the customer solely because of the bankruptcy. In addition, the bankruptcy court might authorize the customer to reject and terminate its lease with us. Our claim against the customer for unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In either case, our claim for unpaid rent likely would not be paid in full. If any of our significant customers were to become bankrupt or insolvent or suffer a downturn in their business, they may fail to renew, or reject or terminate, their leases with us and/or fail to pay unpaid or future rent owed to us, which could have a material adverse effect on us.

Any inability, temporarily or permanently, to fully and consistently operate either of our Atlanta-Metro and Atlanta-Suwanee properties could have a material adverse effect on us.

Our two largest wholly-owned properties in terms of annualized rent, Atlanta-Metro and Atlanta-Suwanee, collectively accounted for approximately 42% of our annualized rent as of December 31, 2018. Therefore, any inability, temporarily or permanently, to fully and consistently operate either of these properties could have a material adverse effect on us. In addition, because both properties are located in the Atlanta metropolitan area, we are particularly susceptible to adverse developments in that area, including as a result of natural disasters (such as hurricanes, floods, tornadoes and other events), that could cause, among other things, permanent damage to the properties and electrical power outages that may last beyond our backup and alternative power arrangements. Further, Atlanta-Metro and Atlanta-Suwanee account for several of our largest leases in terms of MRR. Any nonrenewal, credit or other issues with large customers could adversely affect the performance of these properties.

We may be adversely affected by the economies and other conditions of the markets in which we operate, particularly in Atlanta and other metropolitan areas, where we have a high concentration of our data center properties.

We are susceptible to adverse economic or other conditions in the geographic markets in which we operate, such as periods of economic slowdown or recession, the oversupply of, or a reduction in demand for, data centers in a particular area, industry slowdowns, layoffs or downsizings, relocation of businesses, increases in real estate and other taxes and changing demographics. The occurrence of these conditions in the specific markets in which we have concentrations of properties could have a material adverse effect on us. Our Atlanta area data centers and our data centers in Virginia (including Richmond, Ashburn, the Vault and leased facilities acquired in 2015), accounted for approximately 42% and 19%, respectively, of our annualized rent as of December 31, 2018. As a result, we are particularly susceptible to adverse market conditions in these areas. In addition, other geographic markets could become more attractive for developers, operators and customers of data center facilities based on favorable costs and other conditions to construct or operate data center facilities in those markets. For example, some states have created tax incentives for developers and operators to locate data center facilities in their jurisdictions. These changes in other markets may increase demand in those markets and result in a corresponding decrease in demand in our markets. Any adverse economic or real estate developments in the geographic markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for data center space resulting from the local business climate or business climate in other markets, could have a material adverse effect on us.

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

Our customers are a mix of hyperscale and hybrid colocation. Each type of customer and their leases with us have certain features that distinguish them from our other customers, such as operating margin, space and power requirements and lease term. In addition, our customers engage in a variety of professional, financial, technological and other businesses. A diverse customer base helps to minimize exposure to economic fluctuations in any one industry, business sector or customer type, or any particular customer. Our relative mix of products used by our customers may change over time, as may the industries represented by our customers, the concentration of customers within specified industries and the economic value and risks associated with each customer, and there is no assurance that we will be able to maintain a diverse customer base, which could have a material adverse effect on us.

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

Recently, political pressure has increased for governments and their agencies, both domestically and internationally, to reduce spending. Some of our federal government contracts and subcontracts are directly or indirectly subject to Congressional approval of appropriations to fund the expenditures under these contracts. Similarly, some of our state and local contracts and subcontracts are subject to government funding authorizations. To the extent that funding underlying any of these government contracts or subcontracts is reduced or eliminated, whether by failure to get Congressional approval or as a result of partial U.S. government shutdowns, there is an increased risk of termination by the counterparties, which could have a material adverse effect on us.

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

Our top 10 customers collectively accounted for approximately 39% of our portfolio’s total MRR as of December 31, 2018. We have one customer that accounted for approximately 12.8% of our MRR and the next largest customer accounted for only 4.9% of our MRR as of December 31, 2018. As a result, if we lose and are unable to replace one or more of these customers, if these customers significantly reduce their business with us or default on their obligations to us or if we choose not to enforce, or to enforce less vigorously, any rights that we may have now or in the future against these significant customers because of our desire to maintain our relationship with them, our business, financial condition and results of operations, including the amount of cash available for distribution to our stockholders, could be materially adversely affected

Our future growth depends upon the successful expansion or redevelopment of our existing properties, the development of new properties, and any delays or unexpected costs in such expansion, redevelopment or development could have a material adverse effect on us.

We have initiated or are contemplating the redevelopment of multiple of our existing data center properties including: Atlanta-Metro, Irving, Santa Clara, Piscataway, Chicago, Fort Worth, Ashburn, and Manassas. Our future growth depends upon the successful completion of these efforts, as well as on development of new properties including Phoenix and Hillsboro. With respect to our current and any future expansions, developments and redevelopments, we will be subject to certain risks, including the following:

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

In addition, with respect to any expansions, developments or redevelopments, we will be subject to risks and, potentially, unanticipated costs associated with obtaining access to a sufficient amount of power from local utilities, including the need, in some cases, to develop utility substations on our properties in order to accommodate our power needs, constraints on the amount of electricity that a particular locality’s power grid is capable of providing at any given time, and risks associated with the negotiation of long-term power contracts with utility providers. Similarly, we will be subject to the risks and, potentially, unanticipated costs associated with obtaining access to sufficient internet, telecommunication and fiber optic network connectivity. We may not be able to successfully negotiate such contracts on favorable terms, or at all. Any inability to negotiate utility or telecommunications contracts on a timely basis or on favorable terms or in volumes sufficient to supply the critical load and connectivity anticipated for future developments could have a material adverse effect on us.

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

As part of our growth strategy, we intend to commit substantial operational and financial resources to develop new data centers and expand existing ones. However, we may not require pre‑leasing commitments from customers before we develop or expand a data center, and we may not have sufficient customer demand to lease the new data center space when completed. Once development of a data center is complete, we incur a certain amount of operating expenses even if there are no tenants occupying the space. A lack of customer demand for data center space or excess capacity in the data center market could impair our ability to achieve our expected rate of return on our investment, which could have a material adverse effect on our financial condition, operating results and the market price of our common stock.

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

We lease the space that houses our data centers in several locations under long-term lease agreements. For example, we lease the space housing our data centers in Jersey City, New Jersey and Overland Park, Kansas, where our corporate headquarters is located, under leases expiring (taking into account our extension options) in 2031 and 2028 respectively.  We also lease data center space in several locations under non-cancellable leases expiring through 2026 and, in turn, sublease that space to our customers. The landlords could attempt to evict us for reasons beyond our control and we may incur costs if we are forced to vacate this space due to the high costs of relocating the equipment in these facilities and installing the necessary infrastructure in a new data center property. If we are forced to vacate any of these facilities, we could lose customers that chose our services based on our location. In addition, we cannot assure you that we will be able to renew these leases prior to their expiration dates on favorable terms or at all. Certain of such leases relate to data centers owned by companies that may view us as a competitor, which may impact their willingness to extend these leases upon expiration. If we are unable to renew these lease agreements, we could lose a significant number of customers who are unwilling to relocate their equipment to another one of our data center properties, which could have a material adverse effect on us. Even if we are able to renew these leases, the terms and other costs of renewal may be less favorable than our existing lease arrangements. Failure to sufficiently increase revenue from customers at these facilities to offset these projected higher costs could have a material adverse effect on us. Further, we may be unable to maintain good working relationships with our landlords, which would adversely affect our relationship with our customers and could result in the loss of current customers.

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

Our ability to keep our data centers operating depends on the proper and efficient functioning of computer and data-processing systems. Since computer and data-processing systems are susceptible to malfunctions and interruptions, including those due to equipment damage, power outages, cyber-attacks and a range of other hardware, software and network problems, we cannot guarantee that our data centers will not experience such malfunctions or interruptions in the future. Additionally, expansions and developments in the products and services that we offer, including our Cloud and Managed Services, could increasingly add a measure of complexity that may overburden our data center, network resources and human capital, making service interruptions and failures more likely. A significant or large-scale malfunction or interruption of one or more of any of our data centers’ computer or data-processing systems could adversely affect our ability to keep such data centers running efficiently. If a malfunction results in a wider or sustained disruption to business at a property, it could have a material adverse effect on us.

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

Our network could be subject to unauthorized access, computer viruses, cyber attacks or cyber intrusions and other disruptive problems, including malware, computer viruses and attachments to e-mails caused by customers, employees, or others inside or outside of our organization. Because a portion of our business focuses on serving U.S. government agencies and their contractors with a general focus on data security and information technology, we may be especially likely to be targeted by cyber attacks, including by organizations or persons that may be affiliated with nation-states or otherwise hostile to the U.S. government. Despite our activities to maintain the security and integrity of our networks and related systems, there can be no assurance that these activities will be effective. Unauthorized access, computer viruses or other disruptive problems could lead to interruptions, delays and cessation of service to our customers and the compromise or loss of our, our customers’ or our customers’ end-users’ information. We routinely process, store and transmit large amounts of data for our customers, which includes sensitive and personally identifiable information. Loss or compromise of this data could cost us both monetarily and in terms of customer goodwill and lost business. Unauthorized access also potentially could jeopardize the security of our confidential information or confidential information of our customers or our customers’ end-users, which might expose us to liability from customers and from the government agencies that regulate us or our customers, as well as harm our brand and deter potential customers from renting our space and purchasing our services. For example, violations of HIPAA and its implementing regulations, as amended by the HITECH Act, can lead to fines of up to $1.5 million for identical violations of a particular provision in a calendar year, and under the GDPR, there can be fines of up to €10,000,000 or up to 2% of the global sales, whichever is greater, for certain comparatively minor offenses and up to €20,000,000 or up to 4% of the global sales, whichever is greater, for more serious offenses.  Additionally, violations of privacy or cybersecurity laws (including the recently-passed CCPA), regulations or standards increasingly lead to class-action and other types of litigation, which can result in substantial monetary judgments or settlements. Therefore, any such security breaches could have a material adverse effect on us.

In addition, the regulatory framework around data custody, cybersecurity, data privacy and breaches varies by jurisdiction and is an evolving area of law. We cannot predict how future laws, regulations and standards, or future interpretations of current laws, regulations and standards, related to privacy and cybersecurity will affect our business, and we cannot predict the cost of compliance. Furthermore, we may be required to expend significant attention and financial resources to protect against physical or cybersecurity breaches that could result in the misappropriation of our or our customers’ information. As techniques used to breach security change frequently, and generally are not recognized until launched against a target, we may not be able to implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Any internal or external breach in our network could severely harm our business and result in costly litigation and potential liability for us.  We also may be liable for, and suffer reputational harm if, any of our third-party service providers or subcontractors suffers security breaches. To the extent our customers demand that we accept unlimited liability and to the extent there is a competitive trend to accept it, such a trend could affect our ability to retain these limitations in our leases at the risk of losing the business. Such a trend may be particularly likely to occur with regard to our Cloud and Managed Services. These potential costs and liabilities could have a material adverse effect on us.

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

In addition, the GDPR, which took effect in May 2018, imposes new privacy requirements and increases the likelihood of applicability of European law to entities like us, which are established outside the EU but may process data of European data subjects. Also, while we have signed up to the EU-U.S. Privacy Shield Framework, which requires organizations operating in the United States to provide assurance that they are adhering to relevant European standards for data protection for such transfers, our self-certification under the EU-U.S. Privacy Shield Framework may not be sufficient to ensure compliance with GDPR. Legal challenges have been brought in European courts seeking to declare the Privacy Shield Framework invalid under European law as a mechanism to legitimize transfers of personal data from the EU to the United States, which could require us to implement alternative means to address European cross border data transfer requirement. To the extent we are not in compliance with the GDPR, the EU authorities may investigate or bring enforcement actions against us that may result in criminal and administrative sanctions. Such actions could have a material adverse effect on us and harm our reputation.

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

On February 22, 2019, we entered into a joint venture with Alinda Capital Partners (“Alinda”), a premier infrastructure investment firm, with respect to our Manassas data center. At closing, we contributed cash and our Manassas data center (a 118,000 square foot hyperscale data center under development in Manassas, Virginia), and Alinda contributed cash, in each case in exchange for a 50% interest in the joint venture (which includes a 50% interest in future income). Under the joint venture agreement, we will serve as the venture’s operating member, subject to authority and oversight of a board appointed by us and Alinda, and separately we will serve as manager and developer of the facility in exchange for management and development fees. The joint venture agreement includes various transfer restrictions and rights of first offer that will allow us to repurchase Alinda’s interest should Alinda wish to exit in the future. In addition, we have agreed to provide Alinda an opportunity to invest in future similar joint ventures based on similar terms and a comparable capitalization rate.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Influence Future Results of Operations and Cash Flows—Joint Ventures.”

In addition to this joint venture, we may in the future co-invest with third parties through partnerships, joint ventures or other structures in which we acquire noncontrolling interests in, or share responsibility for, managing the affairs of a property, partnership, co-tenancy or other entity. Even if we have general management authority over joint ventures, we expect that our joint venture partners would have customary approval rights over certain major decisions. We may not be in a position to exercise sole decision-making authority regarding any properties owned through joint ventures or similar ownership structures. In addition, investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including potential deadlocks in making major decisions, restrictions on our ability to exit the joint venture, reliance on joint venture partners and the possibility that a joint venture partner might become bankrupt or fail to fund its share of required capital contributions, thus exposing us to liabilities in excess of our share of the joint venture or jeopardizing our REIT status. Furthermore, our joint venture partners may take actions that are not within our control that could jeopardize our REIT status. The funding of our capital contributions to such joint ventures may be dependent on proceeds from asset sales, credit facility advances or sales of equity securities. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. We may, in specific circumstances, be liable for the actions of our joint venture partners. In addition, any disputes that may arise between us and joint venture partners may result in litigation or arbitration that would increase our expenses. Any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.

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

Our indebtedness outstanding as of December 31, 2018 was approximately $1,356.7 million, which exposes us to interest rate fluctuations and the risk of default thereunder, among other risks.

Our net indebtedness outstanding as of December 31, 2018 was approximately $1,356.7 million. Approximately $552.0 million of this indebtedness bears interest at a variable rate after taking into account $400 million of swaps that were entered into in April 2017 and became effective January 2, 2018 effectively converting our floating rate debt into fixed rate debt. In addition, in December 2018 the Company entered into $200 million of incremental swaps that will convert floating rate debt into fixed rate debt effective January 2, 2020. Increases in interest rates, or the loss of the benefits of our existing or future hedging agreements, would increase our interest expense, which would adversely affect our cash flow and our ability to service our debt. Our organizational documents contain no limitations regarding the maximum level of indebtedness, as a percentage of our market capitalization or otherwise, that we may incur. We may incur significant additional indebtedness, including mortgage indebtedness, in the future. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

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

Each of our significant debt instruments requires that we maintain certain financial ratios. Our unsecured credit facility provides that the outstanding principal balance of the loans and letter of credit liabilities under the unsecured credit facility cannot exceed the lesser of the $1.52 billion total commitment or the unencumbered asset pool availability. In addition, the unsecured credit facility requires that we maintain, among other things, (i) a maximum leverage ratio of total indebtedness to gross asset value not in excess of 60% (or 65% for- one or more periods of up to four consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the administrative agent), (ii) a minimum fixed charge coverage ratio (defined as the ratio of consolidated EBITDA, subject to certain adjustments, to consolidated fixed charges) of not less than 1.50 to 1.00 and (iii) tangible net worth, as defined in the credit agreement, of at least $1,567,000,000 plus 75% of the sum of net equity offering proceeds. In addition, the indenture that governs the Senior Notes requires the Operating Partnership and its Restricted Subsidiaries (as defined in the indenture that governs the Senior Notes) to maintain at all times total unencumbered assets of at least 150% of the aggregate principal amount of all of their outstanding unsecured indebtedness.

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

In addition, we have used and may use interest rate swaps to hedge our exposure to interest rate fluctuations. For example, on April 5, 2017, we entered into forward interest rate swap agreements with an aggregate notional amount of $400 million. The forward swap agreements effectively fix the interest rate on $400 million of term loan borrowings, $200 million of swaps allocated to each term loan, from January 2, 2018 through December 17, 2021 and April 27, 2022, respectively, at approximately 3.3% assuming the current LIBOR spread of 1.3%.

On December 20, 2018, we entered into additional forward interest rate swap agreements with an aggregate notional amount of $400 million. The forward swap agreements effectively fix the interest rate on $400 million of term loan borrowings, $200 million of swaps allocated to each term loan, from December 17, 2021 and April 27, 2022 through the current maturity dates of the respective term loans which are December 17, 2023 and April 27, 2024, respectively. The weighted average effective fixed interest rate on the $400 million notional amount of term loan financing following the execution of these swap agreements will approximate 3.9%, commencing on December 17, 2021 and April 27, 2022, assuming the current LIBOR spread of 1.3%. Additionally, the Company entered into forward interest rate swap agreements with an aggregate notional amount of $200 million. The forward swap agreements effectively fix the interest rate on $200 million of additional term loan borrowings, $100 million of swaps allocated to each term loan, from January 2, 2020 through the current maturity dates of the respective term loans which are December 17, 2023 and April

27, 2024, respectively. The weighted average effective fixed interest rate on the $200 million notional amount of term loan financing, following the execution of these swap agreements, will approximate 3.9%, commencing on January 2, 2020, assuming the current LIBOR spread of 1.3%.We may use interest rate swaps or other forms of hedging again in the future.

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

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.

As of December 31, 2018, we had approximately $952 million of debt outstanding that was indexed to the London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. It is impossible to predict the further effect of this announcement, any changes in the methods by which LIBOR is determined or other reforms to LIBOR that may be enacted.  In April 2018, the New York Federal Reserve commenced publishing an alternative reference rate, the Secured Overnight Financing Rate (“SOFR”), proposed by a group of major market participants (the Alternative Reference Rates Committee (“ARRC”)), convened by the U.S. Federal Reserve with participation by SEC Staff and other regulators. SOFR is based on transactions in the more robust U.S. Treasury repurchase market and has been proposed as the alternative to LIBOR for use in derivatives and other financial contracts that currently rely on LIBOR as a reference rate. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether additional reforms to LIBOR may be enacted. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies of LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and consequently, on our financial condition, operating results and cash flows.

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

Each of our properties is subject to real and personal property taxes. These taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. It is likely that the properties will be reassessed by taxing authorities as a result of (i) the acquisition of the properties by us and (ii) the informational returns that we must file in connection with the formation transactions in connection with QTS’ initial public offering. Any increase in property taxes on the properties could have a material adverse effect on us.

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

Under various federal, state and local statutes, regulations and ordinances relating to the protection of the environment, a current or former owner or operator of real property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial, liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Most of our properties presently contain large underground or above ground fuel storage tanks used to fuel generators for emergency power, which is critical to our operations. If any of the tanks that we own or operate releases fuel to the environment, we would likely have to pay to clean up the contamination. In addition, prior owners and operators used some of our current properties for industrial and commercial purposes, which could have resulted in environmental contamination, including our Irving and Richmond data center properties, which were previously used as semiconductor plants. Moreover, the presence of contamination or the failure to remediate contamination at our properties may (1) expose us to third-party liability (e.g., for cleanup costs, bodily injury or property damage), (2) subject our properties to liens in favor of the government for damages and costs the government incurs in connection with the contamination, (3) impose restrictions on the manner in which a property may be used or businesses may be operated, or (4) materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. In addition, there may be material environmental liabilities at our properties of which we are not aware. We also may be liable for the costs of remediating contamination at off-site facilities at which we have arranged, or will arrange, for disposal or treatment of our hazardous substances without regard to whether we complied or will comply with environmental laws in doing so. Any of these matters could have a material adverse effect on us.

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

Risks Related to Our Organizational Structure

As of December 31, 2018, Chad L. Williams, our Chairman and Chief Executive Officer, owned approximately 11.3% of QTS’ outstanding common stock on a fully diluted basis and has the ability to exercise significant influence on the company and any matter presented to its stockholders.

As of December 31, 2018, Chad L. Williams, our Chairman, President and Chief Executive Officer owned approximately 11.3% of QTS’ outstanding common stock on a fully diluted basis. Mr. Williams has a significant vote in matters submitted to a vote of stockholders as a result of his ownership of Class B common stock, which gives him voting power equal to his economic interest in QTS as if he had exchanged all of his OP units for shares of Class A common stock, including in the election of directors. No other stockholder is permitted to own more than 7.5% of the aggregate of the outstanding shares of its common stock, except for certain designated investment entities that may own up to 9.8% of the aggregate of the outstanding shares of its common stock, subject to certain conditions, and except as approved by the board of directors pursuant to the terms of QTS’ charter. Consequently, Mr. Williams may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of the board of directors and approval of significant corporate transactions, such as business combinations, consolidations and mergers, as well as the determination of its day-to-day business decisions and management policies. As a result, Mr. Williams could exercise his influence on QTS in a manner that conflicts with the interests of other stockholders. Mr. Williams may have interests that differ from other stockholders, including by reason of his remaining interest in the Operating Partnership, and may accordingly vote in ways that may not be consistent with the interests of holders of Class A common stock. Moreover, if Mr. Williams were to sell, or otherwise transfer, all or a large percentage of his holdings, the market price of QTS’ common stock could decline and QTS could find it difficult to raise the capital necessary for it to execute its business and growth strategies.

The tax protection agreement, during its term, could limit our ability to sell or otherwise dispose of certain properties and may require the Operating Partnership to maintain certain debt levels and agree to certain terms with lenders that otherwise would not be required to operate our business.

In connection with the IPO, we entered into a tax protection agreement with Chad L. Williams, our Chairman and Chief Executive Officer, and his affiliates and family members who own OP units that provides that if (1) we sell, exchange, transfer, convey or otherwise dispose of our Atlanta-Metro, Atlanta-Suwanee or Santa Clara data centers in a taxable transaction prior to January 1, 2026, referred to as the protected period, (2) cause or permit any transaction that results in the disposition by Mr. Williams or his affiliates and family members who own OP units of all or any portion of their interests in the Operating Partnership in a taxable transaction during the protected period or (3) fail prior to the expiration of the protected period to maintain approximately $175 million of indebtedness that would be allocable to Mr. Williams and his affiliates for tax purposes or, alternatively, fail to offer Mr. Williams and his affiliates and family members who own OP units the opportunity to guarantee specific types of the Operating Partnership’s indebtedness in order to enable them to continue to defer certain tax liabilities, we will indemnify Mr. Williams and his affiliates and family members who own OP units against certain resulting tax liabilities. Therefore, although it may be in our stockholders’ best interests that we sell, transfer, convey or otherwise dispose of one of these properties, it may be economically prohibitive for us to do so during the protected period because of these indemnity obligations. Moreover, these obligations may require us to maintain more or different indebtedness or agree to terms with our lenders that we would not otherwise agree to. As a result, the tax protection agreement will, during its term, restrict our ability to take actions or make decisions that otherwise would be in our best interests. As of December 31, 2018, our Atlanta-Metro, Atlanta-Suwanee and Santa Clara data centers represented approximately 47% of our annualized rent.

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

QTS’ charter authorizes QTS to issue additional shares of common and preferred stock. In addition, our board of directors may, without stockholder approval, amend QTS’ charter to increase the aggregate number of shares of our common stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares; provided that our board of directors may not amend QTS’ charter to increase the aggregate number of shares of Class B common stock that we have the authority to issue or reclassify any shares of our capital stock as Class B common stock without stockholder approval. In 2018, QTS issued 4,280,000 shares of 7.125% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) and 3,162,500 shares of 6.50% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”). As a result, the Series A Preferred Stock and Series B Preferred Stock, and the ability our board of directors to establish additional series of shares of common or preferred stock, could delay, defer or prevent a transaction or a change in control of our company that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders. In addition, our Series A Preferred Stock and Series B Preferred Stock rank, and any other Preferred Stock that we may issue would rank, senior to our common stock with respect to the payment of distributions and other amounts (including upon liquidation), in which case we could not pay any distributions on our common stock until full distributions have been paid with respect to such preferred stock.

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

Certain provisions of the MGCL permit boards of directors of Maryland corporations, without stockholder approval and regardless of what is currently provided in their charter or bylaws, to adopt certain provisions that may have the effect of limiting or precluding a third party from making an acquisition proposal for or of delaying, deferring or preventing a change in control of such companies under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price. In September 2018, we filed articles supplementary with the State Department of Assessments and Taxation of Maryland electing to opt out of four provisions of Title 3, Subtitle 8 of the MGCL (“MUTA”), and our board of directors approved an amendment to our charter to opt out of that final provision relating to board vacancies.  However, stockholder approval at the 2019 annual meeting of stockholders of QTS is needed to approve the amendment to our charter.

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

As of December 31, 2018, we had 50,995,009 shares of our Class A common stock outstanding. In addition, as of December 31, 2018, we had 128,408 shares of our Class B common stock and 6,675,618 OP units outstanding (each of which may, and in certain cases must, exchange into shares of Class A common stock on a one-for-one basis). In addition, as of December 31, 2018, we had 3,162,500 shares of Series B Preferred Stock, which are convertible into shares of Class A common stock at any time at the option of the holder. Subject to applicable law, our board of directors has the authority, without further stockholder approval, to issue additional shares of common stock and preferred stock on the terms and for the consideration it deems appropriate.

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

We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities (including OP units), warrants or options, will dilute the holdings of our existing common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our common stock. Our Series A Preferred Stock and our Series B Preferred Stock has a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. In addition, our Series B Preferred Stock is convertible, at any time, at the option of the holder thereof, into shares of our Class A common stock at an initial conversion rate of 2.1264 shares of our Class A common stock per share of Series B Preferred Stock, subject to certain adjustments including adjustments on a fundamental change transaction.  As a result, the issuance of additional shares of our Class A common stock upon conversion of the Series B Preferred Stock will dilute the ownership interest of our Class A common stockholders and could have a dilutive effect on earnings per share of our Class A common stock and funds from operations per share of our Class A common stock.   Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital-raising efforts. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

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
•

actual or anticipated variations in our financial condition, liquidity, results of operations, FFO, Operating FFO, Adjusted Operating FFO, NOI, EBITDAre or MRR in the amount of distributions, if any, paid to our stockholders;

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

The maximum tax rate applicable to income from "qualified dividends" payable by non-REIT “C” corporations to U.S. stockholders that are individuals, trusts and estates generally is 20% (excluding the 3.8% net investment income tax). Dividends payable by REITs, however, generally are not eligible for the current reduced rate, except to the extent that certain holding requirements have been met and a REIT's dividends are attributable to dividends received by a REIT from taxable corporations (such as a TRS), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as "capital gains dividends." Effective for taxable years beginning after December 31, 2017, and before January 1, 2026, those U.S. stockholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those U.S. stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by non-REIT “C” corporations. Although the reduced rates applicable to dividend income from non-REIT “C” corporations do not adversely affect the taxation of REITs or dividends payable by REITs, it could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT “C” corporations that pay dividends, which could depress the market price of the stock of REITs, including our common stock.

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

Our ability to own stock and securities of TRSs is limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's-length terms.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT's assets may consist of stock or securities of one or more TRSs. In addition, the rules applicable to TRSs limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on “redetermined rent,” “redetermined deductions” or “excess interest” to the extent rent paid by a TRS exceeds an arm’s-length amount, and a 100% excise tax on “redetermined TRS service income” (generally, gross income (less deductions allocable thereto) of a TRS attributable to services provided to, or on behalf of, the parent REIT that is less than the amounts that would have been paid by a REIT to the TRSs if based on arm’s length negotiations).

Our TRSs will pay U.S. federal, state and local income tax on its taxable income. The after-tax net income of our TRSs will be available for distribution to us but generally is not required to be distributed. We believe that the aggregate value of the stock and securities of our TRSs is less than 20% of the value of our total assets (including the stock and securities of our TRSs). Furthermore, we monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the ownership limitations applicable to TRSs. We scrutinize all of our transactions involving our TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% limitation discussed above or avoid application of the 100% excise tax discussed above.

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

As a result of our formation transactions in connection with QTS’ initial public offering, Quality Technology Services Holding, LLC (“QTS Holdings TRS”) may be limited in using certain tax benefits and, consequently, may have greater taxable income and, thus, the Operating Partnership may have less after-tax cash available to service its indebtedness.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code and the Treasury Regulations thereunder, such corporation’s ability to use net operating losses (“NOLs”) generated prior to the time of that ownership change may be limited. To the extent the affected corporation’s ability to use NOLs is limited, such corporation’s taxable income may increase. As of December 31, 2018, QTS had approximately $33.4 million of NOLs (all of which are attributable to QTS Holdings TRS (a TRS of QTS)) that will begin to expire in 20 years if not utilized. In general, an ownership change occurs if one or more large stockholders, known as “5% stockholders,” including groups of stockholders that may be aggregated and treated as a single 5% stockholder, increase their aggregate percentage interest in a corporation by more than 50% over their lowest ownership percentage during the preceding three-year period. We believe that the formation transactions in connection with QTS’ public offering, caused an ownership change within the meaning of Section 382 of the Code with respect to QTS Holdings TRS. Accordingly, to the extent QTS Holdings TRS has taxable income in future years, its ability to use NOLs incurred prior to our formation transactions in connection with QTS’ initial public offering in such future years will be limited, and it will have greater taxable income as a result of such limitation. As a result of those limitations, the Operating Partnership may have less after-tax cash available to service its indebtedness.

The new tax law imposed further limits on the deductibility of certain executive compensation expense, which could result in greater taxes for our TRS or the need to increase distributions to our stockholders.

Under Section 162(m) of the Internal Revenue Code, a publicly held corporation is generally limited to a $1 million annual tax deduction for compensation paid to each of its “covered employees.”  Prior to the enactment of the Tax Cuts and Jobs Act (“2018 Tax Law”), a publicly held corporation’s covered employees included its chief executive officer and three other most highly compensated executive officers (other than the chief financial officer), and certain “qualified performance-based compensation” was excluded from the $1 million deduction limit. As a result of the 2018 Tax Law, which became effective January 1, 2018, the definition of “covered employee” was expanded to include a publicly held corporation’s chief financial officer, and the exception for “qualified performance-based compensation” was repealed, subject to a grandfather rule for compensation paid pursuant to a written, binding contract that was in effect on November 2, 2017, which was not modified in any material respect on or after that date.

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

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our stockholders as well as the Operating Partnership. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification. We urge you to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our stock. Although REITs generally receive certain tax advantages compared to entities taxed as C corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a C corporation.

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

Operating Properties

The following table presents an overview of the portfolio of operating properties that we own or lease, referred to herein as our operating properties, based on information as of December 31, 2018.  The table excludes data center development associated with land acquired in Phoenix, AZ and Hillsboro, OR. Additionally, the table excludes the 28 acres purchased in Ashburn, VA in 2017, but includes the 24 acres currently under development in Ashburn. Subsequent to December 31, 2018, the Company entered into a joint venture agreement whereby it contributed the Manassas facility to a 50% owned joint venture. Balances in the following table represent QTS’ full 100% ownership percentage at December 31,

2018, however beginning in the first quarter of 2019 the Company will only report its 50% share of property information related to Manassas.

			Operating Net Rentable Square Feet (Operating NRSF) (3)
Property	Year Acquired (1)	Gross Square Feet (2)	Raised Floor (4)	Office & Other (5)	Supporting Infrastructure (6)	Total	% Occupied and Billing (7)	Annualized Rent (8)	Available Utility Power (MW) (9)	Basis of Design NRSF	Current Raised Floor as a % of BOD
Richmond, VA	2010	1,318,353	167,309	51,093	178,854	397,256	74.0%	$41,072,149	110	557,309	30.0%
Atlanta, GA (Metro)	2006	968,695	477,986	36,953	342,426	857,365	99.2%	$101,394,293	72	527,186	90.7%
Irving, TX	2013	698,000	174,160	6,981	179,083	360,224	94.7%	$50,666,209	140	275,701	63.2%
Princeton, NJ	2014	553,930	58,157	2,229	111,405	171,791	100.0%	$10,165,648	22	158,157	36.8%
Chicago, IL	2014	474,979	46,000	1,786	47,582	95,368	77.6%	$11,683,980	24	215,855	21.3%
Ashburn, VA	2017	445,000	14,230	6,096	23,240	43,566	100.0%	$2,157,036	50	178,000	8.0%
Manassas, VA	2018	118,031	—	—	—	—	—%	$—	24	66,324	—%
Suwanee, GA	2005	369,822	205,608	8,697	107,128	321,433	91.9%	$55,080,296	36	205,608	100.0%
Piscataway, NJ	2016	360,000	98,820	14,311	100,151	213,282	88.4%	$17,099,003	111	176,000	56.1%
Fort Worth, TX	2016	261,836	10,600	—	19,438	30,038	100.0%	$2,084,516	50	80,000	13.3%
Santa Clara, CA*	2007	135,322	55,905	944	45,094	101,943	78.4%	$17,687,411	11	80,940	69.1%
Sacramento, CA	2012	92,644	54,595	2,794	23,916	81,305	46.8%	$11,965,211	8	54,595	100.0%
Dulles, VA	2017	87,159	30,545	5,997	32,892	69,434	62.1%	$17,452,495	13	48,270	63.3%
Leased facilities **	2006 & 2015	192,588	63,937	18,650	41,901	124,488	84.9%	$28,461,031	14	84,549	75.6%
Other ***	Misc.	147,435	22,380	49,337	30,074	101,791	67.8%	$6,720,934	5	22,380	100.0%
Total		6,223,794	1,480,232	205,868	1,283,184	2,969,284	89.9	$373,690,212	691	2,730,874	54.2%

(1)	Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
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
(7)

Calculated as data center raised floor that is subject to a signed lease for which billing has commenced (1,080,355 square feet as of December 31, 2018) divided by leasable raised floor based on the current configuration of the properties (1,201,255 square feet as of December 31, 2018), expressed as a percentage.

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

(9)	Represents installed utility power and transformation capacity that is available for use by the facility as of December 31, 2018.

*          Subject to long term ground lease.

**        Includes 10 facilities.  All facilities are leased, including those subject to capital leases. During the quarter ended December 31, 2018, the Company exited the Harrisonburg, VA facility.

***      Consists of Miami, FL; Lenexa, KS; Overland Park, KS; and Duluth, GA facilities.

Development Pipeline

The following table presents an overview of our development pipeline, based on information as of December 31, 2018.

Raised Floor NRSF
Overview as of December 31, 2018
Property	Current NRSF in Service	Under Construction (1)	Future Available (2)	Basis of Design NRSF	Approximate Acreage of Available Land (3)
Richmond, VA	167,309	—	390,000	557,309	111.1
Atlanta, GA (Metro)	477,986	20,000	29,200	527,186	71.7
Irving, TX	174,160	25,000	76,541	275,701	29.4
Princeton, NJ	58,157	—	100,000	158,157	65.0
Chicago, IL	46,000	20,000	149,855	215,855	23.0
Ashburn, VA	14,230	31,971	131,799	178,000	35.3
Manassas, VA (4)	—	22,400	43,924	66,324	102.4
Suwanee, GA	205,608	—	—	205,608	15.4
Piscataway, NJ	98,820	5,000	72,180	176,000	—
Fort Worth, TX	10,600	26,000	43,400	80,000	26.5
Santa Clara, CA	55,905	4,000	21,035	80,940	—
Sacramento, CA	54,595	—	—	54,595	—
Dulles, VA	30,545	—	17,725	48,270	—
Leased facilities (5)	63,937	—	20,612	84,549	—
Phoenix, AZ	—	—	—	—	84.2
Hillsboro, OR	—	—	—	—	92.0
Other (6)	22,380	—	—	22,380	—
Totals as of December 31, 2018	1,480,232	154,371	1,096,271	2,730,874	656.0

(1)	Reflects NRSF at a facility for which the initiation of substantial activities has begun to prepare the property for its intended use on or before December 31, 2019.
(2)	Reflects NRSF at a facility for which the initiation of substantial activities has begun to prepare the property for its intended use after December 31, 2019.
(3)

The total cost basis of available land, which is land available for future development, is approximately $237.6 million, of which $205.4 million is included in Construction in Progress on the consolidated balance sheet. The Basis of Design NRSF does not include any build-out on the undeveloped available land.

(4)

Subsequent to December 31, 2018, the Company entered into a joint venture agreement whereby it contributed the Manassas facility to a 50% owned joint venture. Balances herein represent QTS’ full 100% ownership percentage at December 31, 2018, however beginning in the first quarter of 2019 the Company will only report its 50% share of property information related to Manassas.

(5)	Includes 10 facilities. All facilities are leased, including those subject to capital leases.
(6)	Consists of Miami, FL; Lenexa, KS; and Overland Park, KS facilities.

The table below sets forth our estimated costs for completion of our major development projects currently under construction and expected to be operational by December 31, 2019 (dollars in millions):

	Under Construction Costs (1)
Property	Actual (2)	Estimated Cost to Completion (3)	Total	Expected Completion date
Fort Worth, TX	$33	$3	$36	Q2 & Q4 2019
Manassas, VA (4)	72	35	107	Q1 & Q2 2019
Ashburn, VA	53	10	63	Q1, Q3, & Q4 2019
Irving, TX	32	11	43	Q3 & Q4 2019
Chicago, IL	29	10	39	Q1, Q3, & Q4 2019
Atlanta, GA (Metro)	1	19	20	Q2 2019
Santa Clara, CA	7	8	15	Q1 & Q4 2019
Piscataway, NJ	4	1	5	Q3 2019
Totals	$231	$96	$327

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

(2)

Represents actual costs for NRSF under construction through December 31, 2018. In addition to the $231 million of construction costs incurred through December 31, 2018 for development expected to be completed by December 31, 2019, as of December 31, 2018 we had incurred $559 million of additional costs (including acquisition costs and other capitalized costs) for other development projects that are expected to be completed after December 31, 2019.

(3)

Represents management’s estimate of the additional costs required to complete the current NRSF under development. There may be an increase in costs if customers’ requirements exceed our current basis of design.

(4)

Subsequent to December 31, 2018, the Company entered into a joint venture agreement whereby it contributed the Manassas facility to a 50% owned joint venture. Balances herein represent QTS’ full 100% ownership percentage at December 31, 2018, however beginning in the first quarter of 2019 the Company will only report its 50% share of property information related to Manassas.

We also own an aggregate of 650 acres of additional available land at our Richmond, Atlanta-Metro, Irving, Princeton, Chicago, Ashburn, Manassas, Atlanta-Suwanee, Fort Worth, Phoenix, and Hillsboro data center properties which can support the development of over 10.3 million additional square feet of raised floor.

Customer Diversification

Our portfolio is currently leased to more than 1,100 customers comprised of companies of all sizes representing an array of industries, each with unique and varied business models and needs. The following table sets forth information regarding the 10 largest customers in our portfolio based on annualized rent as of December 31, 2018:

Principal Customer Industry	Number of Locations	Annualized Rent (1)	% of Portfolio Annualized Rent	Weighted Average Remaining Lease Term (Months) (2)
Content & Digital Media	2	$47,764,309	12.8%	31
Cloud & IT Services	3	18,375,801	4.9%	63
Cloud & IT Services	1	18,337,655	4.9%	39
Cloud & IT Services	3	13,544,211	3.6%	62
Content & Digital Media	3	12,563,160	3.4%	38
Cloud & IT Services	5	9,297,240	2.5%	25
Cloud & IT Services	15	7,981,824	2.1%	31
Government & Security	1	6,641,269	1.8%	51
Cloud & IT Services	1	5,215,413	1.4%	48
Financial Services	1	4,823,112	1.3%	67
Total / Weighted Average		$144,543,993	38.7%	42

(1)

Annualized rent is presented for leases commenced as of December 31, 2018. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(2)	Weighted average based on customer’s percentage of total annualized rent expiring as of December 31, 2018.

The following chart shows the breakdown of all our customers by industry based on annualized rent as of December 31, 2018:

Industry	% of Total Annualized Rent as of December 31, 2018
Cloud & IT Services	28.6%
Content & Digital Media	21.8%
Financial Services	14.9%
Network	7.6%
Healthcare	6.8%
Government & Security	6.3%
Retail	5.4%
Other	8.6%
Total	100.0%

Lease Distribution by Product Type

Product Type (Square Feet) (1)	Total Leased Raised Floor (2)	% of Portfolio Leased Raised Floor	Annualized Rent (3)	% of Portfolio Annualized Rent
Hyperscale	584,554	54%	$126,996,225	34%
Hybrid Colocation	495,801	46%	246,693,987	66%
Portfolio Total	1,080,355	100%	$373,690,212	100%

(1)	Represents all leases in our portfolio for which billing has commenced as of December 31, 2018.
(2)	Represents the square footage of raised floor at a property under lease as specified in the lease and that has commenced billing as of December 31, 2018.
(3)

Annualized rent is presented for leases commenced as of December 31, 2018. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations as of December 31, 2018 at the properties in our portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights are exercised:

Year of Lease Expiration	Number of Leases Expiring (1)	Total Raised Floor of Expiring Leases	% of Portfolio Leased Raised Floor	Annualized Rent (2)	% of Portfolio Annualized Rent
Month-to-Month (3)	578	89,544	8%	$24,966,777	7%
2019	1,594	140,587	13%	95,867,893	26%
2020	1,151	107,316	10%	59,304,273	16%
2021	739	206,990	19%	63,278,266	17%
2022	269	232,517	22%	62,093,627	17%
2023	144	119,977	11%	31,463,891	8%
2024	78	139,340	13%	31,949,433	8%
2025	13	10,295	1%	2,940,804	1%
2026	5	32	—%	29,400	—%
2027	11	21,442	2%	1,212,864	—%
2028	3	2,930	—%	346,200	—%
After 2028	4	9,385	1%	236,784	—%
Portfolio Total	4,589	1,080,355	100%	$373,690,212	100%

(1)	Represents each agreement with a customer signed as of December 31, 2018 for which billing has commenced; a lease agreement could include multiple spaces and a customer could have multiple leases.
(2)

Annualized rent is presented for leases commenced as of December 31, 2018. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(3)

Consists of both customer leases whose original contract terms ended on December 31, 2018 and have yet to commence previously signed renewals as well as customers whose leases expired prior to December 31, 2018 and have continued on a month-to-month basis.

Description of Our Properties

Below is a description of our properties. More detail is provided for the properties that represent more than ten percent of our total assets or accounted for more than ten percent of our aggregate gross revenues or both as of and for the year ended December 31, 2018.

Atlanta-Metro

Our Atlanta, Georgia facility, or Atlanta-Metro, is currently our largest data center based on total operating NRSF. As of December 31, 2018, the property consisted of approximately 969,000 gross square feet with approximately 857,000 total operating NRSF, including approximately 478,000 raised floor operating NRSF. An on-site Georgia Power substation supplies 72 MW of utility power to the facility, which is backed up by diesel generators, and the facility has 120 MW of transformer capacity. The facility also includes a small amount of private “Class A” office space.  As of December 31, 2018, the facility was approximately 99% occupied by 233 customers across our product offerings.

Portions of the Atlanta-Metro facility are included in our development pipeline, as we plan to continue to expand the facility in multiple phases. During the year ended December 31, 2018, we placed approximately 21,000 NRSF of raised floor into service. Our current under construction development plans call for the addition of up to approximately 29,000 total operating NRSF, including approximately 20,000 NRSF of raised floor. We anticipate that this incremental space will cost approximately $19 million in the aggregate based on current estimates (in addition to costs already incurred as of December 31, 2018). Longer term, we can further expand the facility by approximately 52,000 total operating NRSF, of which approximately 29,000 NRSF would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 938,000 total operating NRSF, including approximately 527,000 NRSF of raised floor.

In addition, this facility is adjacent to approximately 72 acres of undeveloped land, inclusive of the land purchase in October of 2018, owned by us that we estimate could be developed to provide, at a minimum, an additional approximately 2.5 million NRSF of raised floor. These 72 acres of undeveloped land are not included in our current development plans. In October 2018, the Company completed the acquisition of approximately 55 acres of land in Atlanta, Georgia adjacent to its existing Atlanta-Metro mega data center.

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

Lease Expirations. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2018 at the Atlanta-Metro facility. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

	Number of	Total	% of Facility		% of Facility
Year of Lease	Leases	Raised Floor of	Leased	Annualized	Annualized
Expiration	Expiring (1)	Expiring Leases	Raised Floor	Rent (2)	Rent
Month-to-Month (3)	112	68,972	17%	$7,898,901	8%
2019	256	22,660	6%	18,442,968	18%
2020	249	33,320	8%	17,521,494	17%
2021	105	111,548	28%	23,152,116	23%
2022	84	106,340	26%	23,621,278	23%
2023	20	36,884	9%	6,768,186	7%
2024	1	21,150	5%	3,477,586	3%
2025	—	—	—%	—	—%
2026	—	—	—%	—	—%
2027	9	1,216	—%	511,764	1%
2028	—	—	—%	—	—%
After 2028	2	3,445	1%	—	—%
Total	838	405,535	100%	$101,394,293	100%

(1)

Represents each lease with a customer signed as of December 31, 2018 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.

(2)

Annualized rent is presented for leases commenced as of December 31, 2018. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(3)

Consists of both customer leases whose original contract terms ended on December 31, 2018 and have yet to commence previously signed renewals as well as customers whose leases expired prior to December 31, 2018 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.

Primary Customers. The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Atlanta-Metro facility, as of December 31, 2018:

Principal Customer Industry	Weighted Average Remaining Lease Term (Months) (1)	Renewal Option	Annualized Rent (2)	% of Facility Annualized Rent
Content & Digital Media	36	1x3 years & 1x5 years	$36,901,309	36%
Content & Digital Media	38	3x5 years	10,988,160	11%

(1)	Weighted average based on customer’s percentage of total annualized rent expiring as of December 31, 2017.
(2)

Annualized rent is presented for leases commenced as of December 31, 2018. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Historical Percentage Leased and Annualized Rental Rates. The following table sets forth the leasable raised floor, percentage leased, annualized rent and annualized rent per leased raised square foot for the Atlanta-Metro facility:

Date	Facility Leasable Raised Floor	% Occupied and Billing (1)	Annualized Rent (2)	Annualized Rent per Leased Square Foot
December 31, 2018	408,986	99%	$101,394,293	$250
December 31, 2017	392,114	96%	96,559,779	256
December 31, 2016	388,227	94%	92,848,008	254
December 31, 2015	353,967	96%	82,563,392	243
December 31, 2014	329,342	86%	72,920,037	257

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

Atlanta-Suwanee

Our Suwanee, Georgia, or Atlanta-Suwanee, facility consists of approximately 370,000 gross square feet, and as of December 31, 2018 it had approximately 321,000 total operating NRSF, including approximately 206,000 raised floor operating NRSF. Georgia Power supplies 36 MW of utility power to the facility, which is backed up by diesel generators. The facility also contains a small amount of “Class A” private office space and our operating service center, which provides 24x7 support to all of our customers and data centers.  As of December 31, 2018, the facility was approximately 92% occupied by 313 customers. We are the fee simple owner of the Atlanta-Suwanee facility.

We are not currently redeveloping significant portions the Atlanta-Suwanee facility.

The facility is adjacent to 15 acres of undeveloped land owned by us that we believe could be developed to provide, at a minimum, an additional approximately 310,000 total operating NRSF, of which approximately would be 210,000 NRSF of raised floor. These 15 acres of undeveloped land are not included in our current development plans.

Lease Expirations. The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2018 at the Atlanta-Suwanee facility. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

	Number of	Total	% of Facility		% of Facility
Year of Lease	Leases	Raised Floor of	Leased	Annualized	Annualized
Expiration	Expiring (1)	Expiring Leases	Raised Floor	Rent (2)	Rent
Month-to-Month (3)	91	3,164	3%	$2,722,594	4%
2019	403	17,517	14%	16,550,500	30%
2020	221	26,849	22%	11,891,709	22%
2021	176	27,344	22%	14,193,030	26%
2022	24	12,858	10%	3,090,053	6%
2023	26	15,857	13%	5,931,310	11%
2024	—	—	—%	—	—%
2025	—	—	—%	—	—%
2026	—	—	—%	—	—%
2027	1	20,186	16%	701,100	1%
After 2027	—	—	—%	—	—%
Total	942	123,775	100%	$55,080,296	100%

(1)

Represents each lease with a customer signed as of December 31, 2018 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.

(2)

Annualized rent is presented for leases commenced as of December 31, 2018. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(3)

Consists of both customer leases whose original contract terms ended on December 31, 2018 and have yet to commence previously signed renewals as well as customers whose leases expired prior to December 31, 2018 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.

Primary Customers. The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Atlanta-Suwanee facility, as of December 31, 2018:

Principal Customer Industry	Weighted Average Remaining Lease Term (Months) (1)	Renewal Option	Annualized Rent (2)	% of Facility Annualized Rent
Network	105	2x5 years	$701,100	1%
Cloud & IT Services	47	2x5 years	5,120,545	9%
Financial Services	23	2x5 years	3,080,904	6%

(1)	Weighted average based on customer’s percentage of total annualized rent expiring as of December 31, 2018.
(2)

Annualized rent is presented for leases commenced as of December 31, 2018. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Historical Percentage Leased and Annualized Rental Rates. The following table sets forth the leasable raised floor, percentage leased, annualized rent and annualized rent per leased raised square foot for the Atlanta-Suwanee facility:

Date	Facility Leasable Raised Floor	% Occupied and Billing (1)	Annualized Rent (2)	Annualized Rent per Leased Square Foot
December 31, 2018	134,684	92%	$55,080,296	$445
December 31, 2017	135,544	92%	56,998,497	459
December 31, 2016	138,722	80%	59,206,902	537
December 31, 2015	117,013	84%	56,769,086	576
December 31, 2014	116,936	78%	49,061,619	542

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

The Irving facility is included in our development pipeline, as we continue to convert the entire facility into an operating data center in multiple phases. We placed approximately 69,000 raised floor NRSF and 25,000 raised floor NRSF into service during the years ended December 31, 2016 and 2017, respectively. During the year ended December 31, 2018, we placed approximately 26,000 raised floor NRSF into service. Our current under construction redevelopment plans call for the addition of up to approximately 62,000 total operating NRSF, including approximately 25,000 NRSF of raised floor.  We anticipate that this expansion will cost (in addition to costs already incurred as of December 31, 2018) approximately $11 million in the aggregate based on current estimates. Longer term, we can further expand the facility by approximately 247,000 total NRSF, of which approximately 77,000 NRSF would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 669,000 total operating NRSF, including approximately 276,000 NRSF of raised floor.

We own sufficient undeveloped land on the site, approximately 29 acres, that we believe could also be developed to provide an additional 1.3 million total operating NRSF, of which approximately 680,000 NRSF would be raised floor. These 29 acres of undeveloped land are not included in our current development plans.

As of December 31, 2018, the facility was approximately 95% occupied by 119 customers.

Lease Expirations.  The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2018 at the Irving facility. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

	Number of	Total	% of Facility		% of Facility
Year of Lease	Leases	Raised Floor of	Leased	Annualized	Annualized
Expiration	Expiring (1)	Expiring Leases	Raised Floor	Rent (2)	Rent
Month-to-Month (3)	41	1,213	1%	$925,668	2%
2019	171	4,707	3%	5,345,300	11%
2020	198	4,804	3%	4,556,972	9%
2021	110	4,634	3%	2,726,808	5%
2022	47	73,793	47%	19,622,351	39%
2023	32	12,392	8%	2,654,837	5%
2024	8	47,705	30%	13,232,443	26%
2025	9	7,537	5%	1,601,830	3%
After 2025	—	—	—%	—	—%
Total	616	156,785	100%	$50,666,209	100%

(1)

Represents each lease with a customer signed as of December 31, 2018 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.

(2)

Annualized rent is presented for leases commenced as of December 31, 2018. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

(3)

Consists of both customer leases whose original contract terms ended on December 31, 2018 and have yet to commence previously signed renewals as well as customers whose leases expired prior to December 31, 2018 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.

Primary Customers.  The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Irving facility, as of December 31, 2018:

Principal Customer Industry	Weighted Average Remaining Lease Term (Months) (1)	Renewal Option	Annualized Rent (2)	% of Facility Annualized Rent
Cloud & IT Services	39	2x5years	$18,337,655	36%
Cloud & IT Services	69	2x5years	13,255,255	26%

(1)	Weighted average based on customer’s percentage of total annualized rent expiring as of December 31, 2018.
(2)

Annualized rent is presented for leases commenced as of December 31, 2018. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Historical Percentage Leased and Annualized Rental Rates.  The following table sets forth the leasable raised floor, percentage leased, annualized rent and annualized rent per leased raised square foot for the Irving facility:

Date	Facility Leasable Raised Floor	% Occupied and Billing (1)	Annualized Rent (2)	Annualized Rent per Leased Square Foot
December 31, 2018	165,518	95%	$50,666,209	$323
December 31, 2017	138,307	96%	43,876,400	331
December 31, 2016	120,776	97%	29,318,582	251
December 31, 2015	47,722	90%	9,133,696	213
December 31, 2014	24,530	99%	2,578,332	107

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

Richmond

Our Richmond, Virginia data center is situated on an approximately 220-acre site comprised of three large buildings available for data center redevelopment, each with two to three floors, and an administrative building that also has space available for data center redevelopment. As of December 31, 2018, the data center had approximately 1.3 million gross square feet with approximately 397,000 total operating NRSF, including approximately 167,000 of raised floor operating NRSF. Dominion Virginia Power supplies 110 MW of utility power to the facility, which is backed up by diesel generators. As of December 31, 2018, one of these primary buildings was fully operational as a data center, another was partially operational, and the third was being redeveloped. We believe that our Richmond facility is situated in an ideal location due to its proximity to Washington, DC, which offers numerous sources of demand for our products including the federal government, and provides geographical diversification from the Northern Virginia data center market. There are three core segments that we believe represent the most significant opportunity for our Richmond data center: entities associated with the federal government, given the highly secured nature of this facility and its proximity to Washington, DC; regulated industries, such as financial institutions, given our investments in security and regulatory compliance; and large enterprise customers, given the large scale of this facility. Our Richmond mega data center can accommodate large and growing customers, while also accommodating colocation and cloud and managed services customers, at attractive energy costs.

We acquired our Richmond facility in 2010 through a bankruptcy process. We estimate that the former owner, a semiconductor manufacturer, had invested over $1 billion to develop the facility prior to the bankruptcy. Because the facility operated as a semiconductor fabrication facility prior to our acquisition, it had significant pre-existing infrastructure, including 110 MW of utility power, approximately 25,000 tons of chiller capacity, “Class A” private office space and other related supporting infrastructure. As a result, to date the incremental cost to redevelop the facility into a data center has been lower than the typical cost of ground-up data center development or redevelopment of other types of buildings into data centers. As of December 31, 2018, the facility was approximately 74% occupied by 132 customers across our product offerings.

We are the fee simple owner of the Richmond facility.

We are not currently redeveloping significant portions the Richmond facility. Longer term, we can further expand the facility by approximately 888,000 total operating NRSF, of which approximately 390,000 NRSF would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 1.3 million total operating NRSF, including approximately 557,000 NRSF of raised floor.

In addition, we own approximately 111 acres of undeveloped land on the site that we estimate could be developed to provide, at a minimum, an additional approximately 2.1 million total operating NRSF, of which approximately

1.1 million NRSF would be raised floor. These 111 acres of undeveloped land are not included in our current development plans.

Chicago

Our Chicago facility, which we acquired on July 8, 2014, is the former Sun Times Press facility near downtown Chicago, Illinois. We are the fee simple owner of the Chicago facility. The facility consists of approximately 475,000 gross square feet, including approximately 46,000 raised floor operating NRSF and 24 MW of utility power to the facility and another 47 MW available upon request.

The Chicago facility is included in our development pipeline, as we plan to convert the facility into an operating data center in multiple phases. We placed approximately 14,000 raised floor NRSF and 14,000 raised floor NRSF into service during the years ended December 31, 2016 and 2017, respectively. During the year ended December 31, 2018, we placed approximately 18,000 raised floor NRSF into service. Our current under construction redevelopment plans call for the addition of up to approximately 39,000 total operating NRSF, including approximately 20,000 NRSF of raised floor. We anticipate that this expansion will cost (in addition to costs already incurred as of December 31, 2018) approximately $10 million in the aggregate based on current estimates. Longer term, we can further expand the facility by approximately 299,000 total operating NRSF, of which approximately 150,000 would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 433,000 total operating NRSF with raised floor capacity of approximately 216,000 square feet.

We own sufficient undeveloped land on the site, approximately 23 acres, that we believe could also be developed to provide an additional 350,000 total operating NRSF, of which approximately 200,000 NRSF would be raised floor. These 23 acres of undeveloped land are not included in our current development plans.

As of December 31, 2018, the facility was approximately 78% occupied by 63 customers.

Leased Facilities Acquired in 2015

We acquired leased facilities as part of our acquisition of Carpathia Hosting, Inc. (“Carpathia”) on June 16, 2015. As of December 31, 2018, these leased facilities, including those subject to capital leases, consisted of five domestic data centers located in Phoenix, Arizona; San Jose, California; Secaucus, New Jersey and Ashburn, Virginia; and four international data centers located in Toronto, Canada; Amsterdam, Netherlands; Hong Kong and London, United Kingdom. As of December 31, 2018, QTS is no longer leasing space at the Harrisonburg VA facility. Customers at the site were successfully migrated to other QTS owned datacenters.

These leased facilities consist of approximately 70,588 gross square feet with approximately 36,488 total operating NRSF, including approximately 31,937 raised floor operating NRSF. We are not currently redeveloping the leased facilities, we have no current plans to further build out or expand any of these leased facilities.

As of December 31, 2018, the facilities were approximately 89% occupied by 66 customers. The majority of the customers at these facilities are cloud and managed services customers which lease small amounts of space.

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

As of December 31, 2018, the facility was approximately 78% occupied by 82 customers.

Portions of the Santa Clara facility are included in our development pipeline. Our current under construction redevelopment plans call for the addition of up to approximately 4,000 total operating NRSF, all of which is raised floor. We anticipate that this expansion will cost (in addition to costs already incurred as of December 31, 2018) approximately $8 million in the aggregate based on current estimates. Longer term, we can expand the facility by approximately 21,000 total raised floor NRSF. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 131,000 total operating NRSF, including approximately 81,000 NRSF of raised floor.

The Santa Clara facility is subject to a ground lease. We acquired a ground sublease interest in the land on which the Santa Clara facility is located in November 2007. The ground sublease expires in 2052, subject to two 10-year extension options. The annual rent payable under the ground sublease increases annually by the lesser of 6% or the increase in the Consumer Price Index for the San Francisco Bay area. In addition, in 2018 and 2038, the monthly rent will be adjusted to equal one-twelfth of an amount equal to 8.5% of the product of (i) the then fair market value of the demised premises (without taking into account the value of the improvements existing on the land) calculated on a per square foot basis, and (ii) the net square footage of the demised premises. The Company is currently in negotiations to determine the monthly rent payments based on the 2018 fair market value assessment. During the term of the ground lease, we have certain obligations to facilitate the provision of job training, seminars and research opportunities for students of a community college that is adjacent to the property. We are the indirect holder of this ground sublease.

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

As of December 31, 2018, the facility was approximately 47% occupied by 133 customers. The majority of the customers at this facility are colocation customers which lease small amounts of space. We are the fee simple owner of the Sacramento facility.

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

As of December 31, 2018, the facility was approximately 69% occupied by 93 customers. We intend to continue to lease-up this property. We are the fee simple owner of the Miami facility.

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

As of December 31, 2018, the facility was approximately 77% occupied by 49 customers.

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

As of December 31, 2018, the facility was approximately 100% occupied by 1 customer.

Piscataway

Our Piscataway, New Jersey facility, which we acquired on June 6, 2016, currently consists of approximately 360,000 gross square feet with approximately 213,000 total operating NRSF, including approximately 99,000 raised floor operating NRSF. The property is located on a 38-acre campus and includes an on-site 111 MW substation as well as solar panels that produce approximately 2 MW of power.

The Piscataway facility is included in our development pipeline. During the year ended December 31, 2018, we placed approximately 10,000 NRSF of raised floor into service.  Our current under construction redevelopment plans call for the addition of up to 9,000 total operating NRSF, including 5,000 NRSF of raised floor. We anticipate that this expansion will cost approximately $1 million in the aggregate based on current estimates (in addition to costs already incurred as of December 31, 2018). Longer term, we can further expand the facility by approximately 132,000 total operating NRSF, of which approximately 72,000 would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 354,000 total operating NRSF, including approximately 176,000 NRSF of raised floor.

As of December 31, 2018, the facility was approximately 88% occupied by 43 customers.

Fort Worth

Our Forth Worth, Texas facility, which we acquired on December 16, 2016, is located on approximately 53 acres and consists of approximately 262,000 gross square feet, including approximately 11,000 square feet of raised floor and 50 MW of available utility power. The facility is located approximately 20 miles from our Irving, Texas data center.

The Fort Worth facility is included in our development pipeline, as we plan to convert the facility into an operating data center in multiple phases. During the year ended December 31, 2017, we placed approximately 10,000 raised floor NRSF into service. Although no raised floor NRSF was placed into service during 2018, our current under construction redevelopment plans call for the addition of up to approximately 98,000 total operating NRSF, including approximately

26,000 NRSF of raised floor. We anticipate that this expansion will cost (in addition to costs already incurred as of December 31, 2018) approximately $91 million in the aggregate based on current estimates. Longer term, we can further expand the facility by approximately 123,000 total operating NRSF, of which approximately 43,000 would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 251,000 total operating NRSF, including approximately 80,000 NRSF of raised floor.

As of December 31, 2018, the facility was approximately 100% occupied by 5 customers.

Ashburn

In August 2017, we completed the acquisition of approximately 24 acres of land in Ashburn, Virginia. As of December 31, 2018, we in serviced a portion of the facility while we continue to develop a mega data center facility on the acquired land parcel. Ultimately, we believe the 24 acre parcel of land can support approximately 50 megawatts of available utility power, 445,000 gross square feet and 178,000 square feet of raised floor capacity upon completion.

The Ashburn facility is included in our development pipeline, as we plan to expand the mega data center in multiple phases. The first phase was complete in mid-2018 as we placed approximately 14,000 raised floor NRSF into service.   Our current under construction development plans call for up to approximately 85,000 total operating NRSF, including approximately 32,000 NRSF of raised floor. We anticipate that this expansion will cost (in addition to costs already incurred as of December 31, 2018) approximately $10 million in the aggregate based on current estimates. Longer term, we can further expand the facility by approximately 316,000 total operating NRSF, of which approximately 132,000 would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 445,000 gross square feet, including approximately 178,000 NRSF of raised floor.

In addition, in October 2017, we completed the acquisition of approximately 28 acres of land in Ashburn, Virginia, that we believe could also be developed to provide an additional 2 million total operating NRSF, of which approximately 1 million NRSF would be raised floor. These 28 acres of undeveloped land are not included in our current development plans or property table.

As of December 31, 2018, the facility was approximately 100% occupied by 5 customers.

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

As of December 31, 2018, the facility was approximately 62% occupied by 91 customers.

Phoenix

In July 2017, we completed the acquisition of approximately 84 acres of land in Phoenix, Arizona to be used for future development.

Hillsboro

In October 2017, we completed the acquisition of approximately 92 acres of land in Hillsboro, Oregon to be used for future development.

Manassas

In March 2018, the Company completed the acquisition of approximately 61 acres of land in Manassas, Virginia. The land is currently being used to support the construction of a data center, which the Company completed and delivered Phase 1 in the first quarter of 2019. Additionally, during the three months ended September 30, 2018, the Company completed the acquisition of approximately 57 acres of additional land in Manassas, Virginia to be used for future development which is adjacent to the aforementioned 61 acres of land in Manassas.

On February 22, 2019, the Company entered into a joint venture with Alinda, a premier infrastructure investment firm, with respect to our Manassas data center. At closing, the Company contributed cash and the Manassas data center, and Alinda contributed cash, in each case in exchange for a 50% interest in the joint venture (which includes a 50% interest in future income). Under the joint venture agreement, the Company will serve as the venture’s operating member, subject to authority and oversight of a board appointed by us and Alinda, and separately the Company will serve as manager and developer of the facility in exchange for management and development fees. The joint venture agreement includes various transfer restrictions and rights of first offer that will allow the Company to repurchase Alinda’s interest should Alinda wish to exit in the future. In addition, the Company has agreed to provide Alinda an opportunity to invest in future similar joint ventures based on similar terms and a comparable capitalization rate.  This joint venture will be reflected as an unconsolidated joint venture on our reported financial statements beginning in the first quarter of 2019.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Influence Future Results of Operations and Cash Flows—Joint Ventures.”

Overland Park

The Overland Park, Kansas facility, known as the J. Williams Technology Center, is a leased facility consisting of approximately 33,000 gross square feet, with approximately 8,000 total operating NRSF, including approximately 2,500 raised floor operating NRSF. The property is located in the Kansas City, Missouri metropolitan area. Kansas City Power & Light supplies approximately 1 MW of utility power, which is backed up by a diesel generator. The J. Williams Technology Center has housed the corporate headquarters of the Quality Group of Companies, LLC. (“QGC”) since September 2003. We lease the facility under a lease with an entity controlled by our Chairman and Chief Executive Officer, which was entered into in January 2009 and expires in December 2023. This building, while containing a small data center, is primarily utilized as our corporate headquarters. Other than normally recurring capital expenditures and expansion of our own office space at our headquarters, we have no current plans to further build-out or expand the raised floor at our Overland Park data center.

As of December 31, 2018, the facility was approximately 55% occupied by 11 customers.

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

ITEM 3.             LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to claims for negligence and other claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on us. For additional information with respect to current legal proceedings, refer to Item 8 – Note 9 – Commitments and Contingencies in “Financial Statements and Supplementary Data” included in this Annual Report.

ITEM 4.             MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

QTS’s common stock is listed on the New York Stock Exchange (“NYSE”) and trade under the symbol “QTS.” As of February 22, 2019, we had 25 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

QTS also has 128,408 shares of Class B common stock outstanding, which are not listed on any exchange. The Class B common stock is held by one registered holder, Chad L. Williams, our Chairman and Chief Executive Officer.

There is no established public trading market for the Operating Partnership’s limited partnership units. As of February 22, 2019, the Operating Partnership had 25 holders of record of its Class A units.

Performance Graph

The following line graph sets forth, for the period from December 31, 2013, through December 31, 2018, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the S&P 500 Market Index and the MSCI US REIT Index (“RMZ”). The graph assumes that $100 was invested on December 31, 2013, in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

$235.00
$215.00
$195.00
$175.00
$155.00
$135.00
$115.00
$95.00
Dec. 31, 2013
Dec. 31, 2014
Dec. 31, 2015
Dec. 31, 2016
Dec. 31, 2017
Dec. 31, 2018
QTS
S&P 500
MSCI US REIT

Pricing Date	QTS	S&P 500	MSCI US REIT
Dec. 31, 2013	$100.00	$100.00	$100.00
Dec. 31, 2014	142.18	111.39	125.28
Dec. 31, 2015	189.54	110.58	123.39
Dec. 31, 2016	208.61	121.13	128.61
Dec. 31, 2017	227.56	144.65	129.71
Dec. 31, 2018	155.67	135.63	118.50

This performance graph shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Unregistered Sales of Equity Securities

QTS did not sell any equity securities during the fiscal year ended December 31, 2018 that were not registered under the Securities Act of 1933, as amended.

QTS from time to time issues shares of Class A common stock pursuant to the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) upon exercise of stock options issued and issuance of restricted stock under the 2013 Equity Incentive Plan, upon redemption of Class A units of limited partnership of the Operating Partnership (either through Class A units previously held or those received from conversion of Class O units from the QualityTech, LP 2010 Equity Incentive Plan) and under the ATM Program. Pursuant to the partnership agreement of the Operating Partnership, each time QTS issues shares of common stock, the Operating Partnership issues to QTS, its general partner, an equal number of Class A units. The units issued to QTS are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to QTS and therefore, did not involve a public offering. During the year ended December 31, 2018, the Operating Partnership issued approximately 522,000 Class A units to QTS in connection with Class A unit redemptions and stock option exercises and issuances pursuant to the 2013 Equity Incentive Plan, with a value aggregating approximately $16.4 million based on the respective dates of the redemptions and option exercises, as applicable. In addition, during the year ended December 31, 2018, the Operating Partnership issued 4,280,000 Series A Preferred Units to the Company and 3,162,500 Series B Preferred Units to the Company, which have economic terms that are substantially similar to the Company’s Series A Preferred Stock and Series B Preferred Stock. These units issued to QTS are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Series A Preferred Units and Series B Preferred Units were issued only to QTS and therefore, did not involve a public offering. The Series A Preferred Units and Series B Preferred Units were issued in exchange for the Company’s contribution of the net offering proceeds of the offering of the Series A Preferred Stock to the Operating Partnership and Series B Preferred Stock to the Operating Partnership.

The Operating Partnership also issues Class A units upon the conversion of Class O units of the Operating Partnership.  During the year ended December 31, 2018, the Operating Partnership issued approximately 0.5 million Class A units to holders of Class O units. These Class A units were not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to the respective holders of Class O units at the time of conversion and did not involve a public offering.

Repurchases of Equity Securities

During the year ended December 31, 2018, certain of our employees surrendered Class A common stock owned by them to satisfy their statutory minimum federal and state tax obligations in connection with the vesting of restricted common stock under the 2013 Equity Incentive Plan.

The following table summarizes all of these repurchases during the year ended December 31, 2018.

Period	Total number of shares purchased (1)	Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2018 through January 31, 2018	—	$	N/A	N/A	N/A
February 1, 2018 through February 28, 2018	—		N/A	N/A	N/A
March 1, 2018 through March 31, 2018	24,752		35.03	N/A	N/A
April 1, 2018 through April 30, 2018	2,174		35.94	N/A	N/A
May 1, 2018 through May 31, 2018	—		N/A	N/A	N/A
June 1, 2018 through June 30, 2018	7,289		39.50	N/A	N/A
July 1, 2018 through July 31, 2018	30		40.29	N/A	N/A
August 1, 2018 through August 31, 2018	—		N/A	N/A	N/A
September 1, 2018 through September 30, 2018	5,949		41.44	N/A	N/A
October 1, 2018 through October 31, 2018	—		N/A	N/A	N/A
November 1, 2018 through November 30, 2018	9,805		39.69	N/A	N/A
December 1, 2018 through December 31, 2018	9,169		36.53	N/A	N/A
Total	59,168		$37.27	N/A	N/A

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

ITEM 6.             SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a historical basis for QTS and the Operating Partnership, which is also our historical predecessor. QTS is the sole general partner and majority owner of the Operating Partnership and as of December 31, 2018, QTS owned an approximate 88.5% ownership interest in the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.

The financial data as of years ended December 31, 2018, 2017, 2016, 2015 and 2014 and for the period from January 1, 2014 through December 31, 2018 is that of QTS and its majority-owned subsidiaries, which includes the Operating Partnership.

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

	Year Ended December 31,
($ in thousands, except share and per share data)	2018	2017	2016	2015	2014
Statement of Operations Data
Revenues:
Rental	$360,828	$335,819	$295,723	$230,510	$175,649
Recoveries from customers	45,386	37,886	29,271	22,581	19,194
Cloud and managed services	35,712	65,466	68,488	51,994	20,231
Other	8,598	7,339	8,881	5,998	2,715
Total revenue	450,524	446,510	402,363	311,083	217,789

Operating expenses
Property operating costs	148,236	153,209	136,488	104,355	71,518
Real estate taxes and insurance	12,193	11,959	8,840	5,869	5,116
Depreciation and amortization	149,891	140,924	124,786	85,811	58,282
General and administrative	80,857	87,231	83,286	67,783	45,283
Transaction, integration and impairment costs	2,743	11,060	10,906	11,282	2,316
Restructuring	37,943	—	—	—	—
Total operating expenses	431,863	404,383	364,306	275,100	182,515

Operating income	18,661	42,127	38,057	35,983	35,274

Other income and expense:
Interest income	150	67	3	2	8
Interest expense	(28,749)	(30,523)	(23,159)	(21,289)	(15,308)
Debt restructuring costs	(605)	(19,992)	(192)	(468)	(871)
Income (loss) before taxes and gain (loss) on sale of real estate	(10,543)	(8,321)	14,709	14,228	19,103
Tax benefit of taxable REIT subsidiaries	3,368	9,778	9,976	10,065	—
Loss on sale of real estate	—	—	—	(164)	—
Net income (loss)	(7,175)	1,457	24,685	24,129	19,103
Net (income) loss attributable to noncontrolling interests	2,715	(175)	(3,160)	(3,803)	(4,031)
Net income (loss) attributable to QTS Realty Trust, Inc.	$(4,460)	$1,282	$21,525	$20,326	$15,072
Preferred stock dividends	(16,666)	—	—	—	—
Net income (loss) attributable to common stockholders	$(21,126)	$1,282	$21,525	$20,326	$15,072

Net income (loss) per share attributable to common shares:
Basic	$(0.44)	$0.01	$0.47	$0.54	$0.52
Diluted	(0.44)	0.01	0.46	0.53	0.51

Weighted average common shares outstanding:
Basic	50,432,590	48,380,964	46,205,937	37,568,109	29,054,576
Diluted	50,432,590	55,855,683	53,962,234	45,353,170	37,133,584

Dividends declared per common share	$1.64	$1.56	$1.44	$1.28	$1.16

	The Company
	Year Ended December 31,
Other Data (unaudited)	2018	2017	2016	2015	2014
FFO (1)	$128,944	$125,012	$133,159	$98,517	$70,958
Operating FFO (1)	151,161	156,064	140,666	103,916	74,145
Recognized MRR in the period	375,515	375,086	347,331	269,783	188,194
MRR at period end (2)	31,141	31,708	30,890	27,489	17,141
NOI (3)	290,095	281,342	257,036	200,859	141,155
EBITDAre (4)	183,783	163,059	162,651	121,162	92,685
Adjusted EBITDA (4)	224,210	207,974	184,334	140,040	100,025

	The Company
	December 31,
($ in thousands)	2018	2017	2016	2015	2014
Balance Sheet Data
Real estate at cost *	$2,812,856	$2,357,322	$1,964,857	$1,583,153	$1,177,582
Net investment in real estate **	2,345,212	1,962,499	1,647,023	1,343,217	997,415
Total assets	2,861,969	2,415,056	2,086,470	1,747,339	1,106,559
Total debt	1,345,117	1,229,929	965,826	861,569	637,229

*     Reflects undepreciated cost of real estate assets, and does not include real estate intangible assets acquired in connection with acquisitions.

**   Net investment in real estate includes building and improvements (net of accumulated depreciation), land, and construction in progress.

	The Company
	Year Ended December 31,
($ in thousands)	2018	2017	2016	2015	2014
Cash Flow Data
Cash flow provided by (used for):
Operating activities	$191,273	$170,323	$153,794	$109,787	$73,757
Investing activities	(598,553)	(434,352)	(452,972)	(612,095)	(292,209)
Financing activities	410,796	262,692	299,954	500,324	224,030

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

A reconciliation of net income (loss) to FFO and Operating FFO is presented below:

	Year Ended December 31,
(unaudited $ in thousands)	2018	2017	2016	2015	2014
FFO
Net income (loss)	$(7,175)	$1,457	$24,685	$24,129	$19,103
Real estate depreciation and amortization	136,119	123,555	108,474	74,224	51,855
Loss on sale of real estate	—	—	—	164	—
FFO	128,944	125,012	133,159	98,517	70,958
Preferred stock dividends	(16,666)	—	—	—	—
FFO available to common stockholders & OP unit holders	112,278	125,012	133,159	98,517	70,958

Debt restructuring costs	605	19,992	193	468	871
Restructuring costs	37,943	—	—	—	—
Transaction, integration and impairment costs	2,743	11,060	10,906	11,282	2,316
Deferred tax benefit associated with transaction and integration costs	(2,408)	—	(3,592)	(3,176)	—
Non-cash reversal of deferred tax asset valuation allowance	—	—	—	(3,175)	—
Operating FFO available to common stockholders & OP unit holders	$151,161	$156,064	$140,666	$103,916	$74,145

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

A reconciliation of total GAAP revenues to recognized MRR in the period and MRR at period-end is presented below:

	Year Ended December 31,
(unaudited $ in thousands)	2018	2017	2016	2015	2014
Recognized MRR in the period
Total period revenues (GAAP basis)	$450,524	$446,510	$402,363	$311,083	$217,789
Less: Total period recoveries	(45,386)	(37,886)	(29,271)	(22,581)	(19,194)
Total period deferred setup fees	(12,475)	(10,690)	(9,172)	(6,042)	(4,709)
Total period straight line rent and other	(17,148)	(22,848)	(16,589)	(12,677)	(5,692)
Recognized MRR in the period	$375,515	$375,086	$347,331	$269,783	$188,194

MRR at period end*
Total period revenues (GAAP basis)	$450,524	$446,510	$402,363	$311,083	$217,789
Less: Total revenues excluding last month	(412,041)	(406,345)	(366,385)	(280,020)	(197,831)
Total revenues for last month of period	38,483	40,165	35,978	31,063	19,958
Less: Last month recoveries	(3,822)	(3,175)	(3,247)	(1,415)	(1,908)
Last month deferred setup fees	(1,015)	(1,123)	(968)	(716)	(372)
Last month straight line rent and other	(2,505)	(4,159)	(873)	(1,443)	(537)
MRR at period end*	$31,141	$31,708	$30,890	$27,489	$17,141

*

Does not include our booked-not-billed MRR balance, which was $5.2 million, $3.9 million, $3.6 million, $4.8 million and $2.3 million as of years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(3)

We calculate net operating income, or NOI, as net income (loss) (computed in accordance with GAAP), excluding: interest expense, interest income, tax expense (benefit) of taxable REIT subsidiaries, depreciation and amortization, write off of unamortized deferred financing, debt restructuring costs, gain (loss) on extinguishment of debt, transaction, integration and impairment costs, gain (loss) on sale of real estate, restructuring costs and general and administrative expenses. Management uses NOI as a supplemental performance measure because it provides a useful measure of the operating results from our customer leases. In addition, we believe it is useful to investors in evaluating and comparing the operating performance of our properties and to compute the fair value of our properties.

A reconciliation of net income (loss) to NOI is presented below:

	Year Ended December 31,
(unaudited $ in thousands)	2018	2017	2016	2015	2014
Net Operating Income (NOI)
Net income (loss)	$(7,175)	$1,457	$24,685	$24,129	$19,103
Interest income	(150)	(67)	(3)	(2)	(8)
Interest expense	28,749	30,523	23,159	21,289	15,308
Depreciation and amortization	149,891	140,924	124,786	85,811	58,282
Debt restructuring costs	605	19,992	193	468	871
Tax benefit of taxable REIT subsidiaries	(3,368)	(9,778)	(9,976)	(10,065)	—
Transaction, integration and impairment costs	2,743	11,060	10,906	11,282	2,316
Loss on sale of real estate	—	—	—	164	—
General and administrative expenses	80,857	87,231	83,286	67,783	45,283
Restructuring	37,943	—	—	—	—
NOI	$290,095	$281,342	$257,036	$200,859	$141,155
Breakdown of NOI by facility:
Atlanta-Metro data center	$87,060	$80,648	$81,074	$69,861	$60,734
Atlanta-Suwanee data center	48,165	48,365	45,760	41,088	35,509
Richmond data center	33,445	40,919	30,752	20,959	14,366
Irving data center	42,621	32,870	16,608	5,547	815
Dulles data center	16,944	21,672	19,384	10,391	—
Leased data centers *	9,695	12,006	24,131	19,154	1,565
Santa Clara data center	8,344	11,378	13,703	14,352	12,739
Piscataway data center	12,266	9,395	5,627	—	—
Princeton data center	9,729	9,598	9,544	9,461	4,828
Sacramento data center	7,448	6,804	7,734	7,516	8,470
Chicago data center	8,878	4,652	167	—	—
Ashburn data center	1,250	—	—	—	—
Fort Worth data center	902	268	3	—	—
Other facilities **	3,348	2,767	2,549	2,530	2,129
NOI	$290,095	$281,342	$257,036	$200,859	$141,155

*       At December 31, 2018 includes 10 facilities.  All facilities are leased, including those subject to capital leases. During the quarter ended December 31, 2018, the Company exited the Harrisonburg, VA facility.

**     Consists of Miami, FL; Lenexa, KS; Overland Park, KS; and Duluth, GA facilities.

(4)We calculate earnings before interest, taxes, depreciation and amortization for real estate (“EBITDAre”) in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”).  EBITDAre represents net income (loss) (computed in accordance with GAAP) adjusted to exclude gains (or losses) from sales of depreciated property, income tax expense (or benefit), interest expense, depreciation and amortization, impairments of depreciated property and unconsolidated partnerships and joint ventures, and similar adjustments for unconsolidated partnerships and joint ventures. Management uses EBITDAre as a supplemental performance measure because it provides a measure that, when compared year over year, captures the performance of our operations by removing the impact of our capital structure (primarily interest expense) and asset base charges (primarily depreciation and amortization) from our operating results.

In addition to EBITDAre, we calculate an adjusted measure of EBITDA, which we refer to as Adjusted EBITDA, as EBITDA excluding certain non-routine charges, write off of unamortized deferred financing costs, gains (losses) on extinguishment of debt, restructuring costs, transaction, integration and impairment costs, in addition to non-cash recurring costs such as equity-based compensation. We believe that Adjusted EBITDA provides investors with another financial measure that may facilitate comparisons of operating performance between periods and, to the extent other REITs calculated Adjusted EBITDA on a comparable basis, between REITs.

We use EBITDAre and Adjusted EBITDA as supplemental performance measures as they provide useful measures of assessing our operating results. Other companies may not calculate EBITDAre or Adjusted EBITDA in the same manner. Accordingly, our EBITDAre and Adjusted EBITDA may not be comparable to others. EBITDAre and Adjusted EBITDA should be considered only as supplements to net income (loss) as measures of our performance and should not be used as substitutes for net income (loss), as measures of our results of operations or liquidity or as an indication of funds available to meet our cash needs, including our ability to make distributions to our stockholders.

A reconciliation of net income (loss) to EBITDAre and Adjusted EBITDA is presented below:

	Year Ended December 31,
(unaudited $ in thousands)	2018	2017	2016	2015	2014
EBITDAre
Net income (loss)	$(7,175)	$1,457	$24,685	$24,129	$19,103
Interest expense	28,749	30,523	23,159	21,289	15,308
Interest income	(150)	(67)	(3)	(2)	(8)
Tax benefit of taxable REIT subsidiaries	(3,368)	(9,778)	(9,976)	(10,065)	—
Depreciation and amortization	149,891	140,924	124,786	85,811	58,282
Loss on disposition of depreciated property and impairment write-downs of depreciated property	15,836	4,219	—	—	—
EBITDAre	183,783	167,278	162,651	121,162	92,685

Adjusted EBITDA
Debt restructuring costs	605	19,992	193	468	871
Equity-based compensation expense	14,972	13,863	10,584	6,964	4,153
Restructuring costs	22,107	—	—	—	—
Transaction, integration and impairment costs	2,743	6,841	10,906	11,282	2,316
Loss on sale of real estate	—	—	—	164	—
Adjusted EBITDA	$224,210	$207,974	$184,334	$140,040	$100,025

For more information on our use of Non-GAAP Financial Measures see “Management’s Discussion and Analysis of Financial Condition and Results of Operations ̶Non-GAAP Financial Measures.”

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

Overview

QTS is a leading provider of data center solutions to the world’s largest and most sophisticated hyperscale technology companies, enterprises and government agencies. Through our technology-enabled platform, delivered across mega scale data center infrastructure, we offer a comprehensive portfolio of secure and compliant IT solutions. Our data centers are facilities that power and support our customers’ IT infrastructure equipment and provide seamless access and connectivity to a range of communications and IT services providers. Across our broad footprint of strategically-located data centers, we provide flexible scalable, and secure IT solutions including data center space, power and cooling, connectivity and value-add managed services for more than 1,100 customers in the financial services, healthcare, retail, government, and technology industries. We build out our data center facilities to accommodate both multi-tenant environments (hybrid colocation) and for executed leases that require significant amounts of space and power (hyperscale), depending on the needs of each facility at that time. We believe that we own and operate one of the largest portfolios of multi-tenant data centers in the United States, as measured by gross square footage, and have the capacity to nearly double our sellable data center raised floor space without constructing or acquiring any new buildings. In addition, we own more than 650 acres of land that is available at our data center properties that provides us with the opportunity to significantly expand our capacity to further support future demand from current and new potential customers.

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

The Operating Partnership is a Delaware limited partnership formed on August 5, 2009 and was QTS’ historical predecessor prior to QTS’s initial public offering on October 15, 2013 (the “IPO”), having operated the Company’s business until the IPO. As of December 31, 2018, QTS owned an approximate 88.5% ownership interest in the Operating Partnership.

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

On February 20, 2018, we commenced a strategic growth plan (the “Strategic Growth Plan”) focused on realigning our product offerings around our hyperscale and hybrid colocation verticals while narrowing the scope of cloud and managed services products we deliver and support directly. During 2018, we successfully completed the implementation of our Strategic Growth Plan which resulted in a meaningful acceleration in our hyperscale and hybrid colocation revenue and leasing performance, enhanced overall profitability in our business and a significant improvement in the overall predictability of our business performance as measured by customer churn.

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

We have customers that range from large enterprise and technology companies with significant IT expertise and data center requirements, including financial institutions, “Big Four” accounting firms and the world’s largest global Internet and cloud companies, to major healthcare, telecommunications and software and web-based companies.

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of December 31, 2018, only five of our more than 1,100 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 12.8% of our MRR and the next largest customer accounting for only 4.9% of our MRR.

Our Portfolio

We operate 25 data centers located throughout the United States, Canada, Europe and Asia, containing an aggregate of approximately 6.2 million gross square feet of space, including approximately 2.7 million “basis-of-design” raised floor square feet (approximately 95.5% of which is wholly owned by us including our data center in Santa Clara which is subject to a long-term ground lease), which represents the total sellable data center raised floor potential of our existing data center facilities. This reflects the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the space and power configuration that we deploy. As of December 31, 2018, this space included approximately 1.5 million raised floor operating net rentable square feet, or NRSF, plus approximately 1.3 million square feet of additional raised floor in our development pipeline, of which approximately 154,000 raised floor square feet is expected to become operational by December 31, 2019. Of the total 154,000 raised floor square feet in our development pipeline that is expected to become operational by December 31, 2019, approximately 103,000 square feet was related to customer leases which had been executed as of December 31, 2018 but not yet commenced. Our facilities collectively have access to approximately 691 megawatts (“MW”) of available utility power. Access to power is typically the most limiting and expensive component in developing a data center and, as such, we believe our significant access to power represents an important competitive advantage.

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

Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of December 31, 2018, we had in place customer leases generating revenue for approximately 90% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental, cloud and managed services rates at our properties. Future economic downturns, regional downturns or downturns in the technology industry, new technological developments, evolving industry demands and other similar factors described above under “Risk Factors” could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. Negative trends in one or more of these factors could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.

Leasing Arrangements. As of December 31, 2018, 43% of our MRR came from customers which individually occupied greater than or equal to 6,600 square feet of space (or approximately 1 MW of power), with the remaining 57% attributable to customers utilizing less than 6,600 square feet of space. As of December 31, 2018, approximately 50% of our MRR was attributable to the metered power model, the majority of which is comprised of customers that individually occupy greater than 6,600 square feet of space. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of December 31, 2018, the remaining approximately 50% of our MRR was attributable to the gross lease or managed service model. Under this model, the customer pays us a fixed amount on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers incur more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease or managed service model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. Our leases generally have a term of three years or less.

Scheduled Lease Expirations. Our ability to minimize rental churn and customer downgrades at renewal and renew, lease and re-lease expiring space will impact our results of operations and cash flows. Leases which have commenced billing representing approximately 21% and 10% of our total leased raised floor are scheduled to expire during the years ending December 31, 2019 (including all month-to-month leases) and 2020, respectively. These leases also represented approximately 33% and 16%, respectively, of our annualized rent as of December 31, 2018. Given that our average rent for larger contracts tend to be at or below market rent at expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.

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

Joint Ventures. On February 22, 2019, we entered into a joint venture with Alinda, a premier infrastructure investment firm, with respect to our Manassas data center. At closing, we contributed cash and our Manassas data center (a 118,000 square foot hyperscale data center under development in Manassas, Virginia), and Alinda contributed cash, in each case in exchange for a 50% interest in the joint venture (which includes a 50% interest in future income). The Manassas data center, which is currently leased to a global cloud-based software company pursuant to a 10-year lease agreement, was contributed at an expected stabilized value upon completion of approximately $240 million. At the closing, we received approximately $53 million in net proceeds, which was comprised of the cash contributed by Alinda and also borrowings under a $165 million secured credit facility entered into by the joint venture at closing that carries a rate of LIBOR plus 2.25%. We used these proceeds to pay down our revolving credit facility and for general corporate purposes. Under the joint venture agreement, we will receive additional proceeds in the future as and when we complete development of each phase of the Manassas data center and place it into service, which allows us to receive proceeds for Alinda’s share of the joint venture based on the expected full stabilization of the asset. These proceeds will be based on a 6.75% capitalization rate for each phase delivered during the first three years of the venture.  We expect that upon full stabilization of the Manassas data center, we will have received approximately $87 million of proceeds from the joint venture (including proceeds received at closing and which number is subject to reduction under certain circumstances), which will include proceeds from the joint venture’s credit facility. We further expect that this joint venture will reduce our expected capital deployment requirements for the development of the Manassas data center by approximately $120 million, enhance return on invested capital and drive future annual accretion to operating funds from operations per share upon stabilization of the asset. There can be no assurance that we will achieve the expected returns from the joint venture. Under the joint venture agreement, we will serve as the venture’s operating member, subject to authority and oversight of a board appointed by us and Alinda, and separately we will serve as manager and developer of the facility in exchange for management and development fees. The joint venture agreement includes various transfer restrictions and rights of first offer that will allow us to repurchase Alinda’s interest should Alinda wish to exit in the future. In addition, we have agreed to provide Alinda an opportunity to invest in future similar joint ventures based on similar terms and a comparable capitalization rate.  The parties contemplate that Alinda may invest up to $500 million in future similar joint ventures over the next 5 years (although it is not obligated to do so).  This joint venture will be reflected as an unconsolidated joint venture on our reported financial statements beginning in the first quarter of 2019.  We may enter into similar joint ventures in the future, and to the extent we do, such joint ventures could similarly impact or results of operations and cash flows based on the percentage interest we retain in such ventures and the specific economics we negotiate with our joint venture partners.

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

General Leasing Activity

Our results were impacted by the Strategic Growth Plan as we transitioned assets, contracts and liabilities associated with our cloud and managed services products to GDT. The general leasing as well as booked-not-billed statistics below are presented on a consolidated basis and include the effects of the strategic growth plan incurred to date.

					Annualized Rent of	Incremental
		Number of	Total	Annualized rent	New and Modified	Annualized Rent, Net
	Period	Leases	Leased sq ft	per leased sq ft	Lease	of Downgrades
New/modified leases signed	Three Months Ended December 31, 2018	362	41,606	$434	$18,062,604	$10,583,078
	Year Ended December 31, 2018	1,763	214,109	$528	$113,110,416	$51,118,487

		Number of
		Renewed	Total	Annualized rent
	Period	Leases	Leased sq ft	per leased sq ft	Annualized Rent	Rent Change
Renewed Leases (1)	Three Months Ended December 31, 2018	84	50,774	$292	$14,811,940	(6.0)%
	Year Ended December 31, 2018	288	268,180	$280	$75,031,195	2.2%

		Number of	Total	Annualized rent
	Period	Leases	Leased sq ft	per leased sq ft	Annualized Rent
Leases Commenced	Three Months Ended December 31, 2018	412	197,336	$240	$47,280,192
	Year Ended December 31, 2018	1,854	359,091	$413	$148,439,232

(1)	We define renewals as leases where the customer retains the same amount of space before and after renewals, which facilitates rate comparability.

The following table outlines the Consolidated booked-not-billed (“BNB”) balance as of December 31, 2018 and how that will affect revenue in 2019 and subsequent years:

Booked-not-billed ("BNB")	2019	2020	Thereafter	Total
MRR	$3,359,544	$893,345	$965,194	$5,218,083
Incremental revenue	27,577,956	7,161,955	11,582,328
Annualized revenue	$40,314,528	$10,720,140	$11,582,328	$62,616,996

The Company estimates the remaining cost to provide the space, power, connectivity and other services to the customer contracts which had not billed as of December 31, 2018 to be approximately $72 million. This estimate generally includes customers with newly contracted space of more than 3,300 square feet of raised floor space. The space, power, connectivity and other services provided to customers that contract for smaller amounts of space is generally provided by existing space which was previously developed.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Changes in revenues and expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017 are summarized below (in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Revenues:
Rental	$360,828	$335,819	$25,009	7%
Recoveries from customers	45,386	37,886	7,500	20%
Cloud and managed services	35,712	65,466	(29,754)	(45)%
Other	8,598	7,339	1,259	17%
Total revenues	450,524	446,510	4,014	1%
Operating expenses:
Property operating costs	148,236	153,209	(4,973)	(3)%
Real estate taxes and insurance	12,193	11,959	234	2%
Depreciation and amortization	149,891	140,924	8,967	6%
General and administrative	80,857	87,231	(6,374)	(7)%
Transaction, integration and impairment costs	2,743	11,060	(8,317)	(75)%
Restructuring	37,943	—	37,943	* %
Total operating expenses	431,863	404,383	27,480	7%

Operating income	18,661	42,127	(23,466)	(56)%

Other income and expense:
Interest income	150	67	83	124%
Interest expense	(28,749)	(30,523)	1,774	(6)%
Debt restructuring costs	(605)	(19,992)	19,387	(97)%
Income (loss) before taxes	(10,543)	(8,321)	(2,222)	27%
Tax benefit of taxable REIT subsidiaries	3,368	9,778	(6,410)	(66)%
Net income (loss)	$(7,175)	$1,457	$(8,632)	(592)%

Revenues. Total revenues for the year ended December 31, 2018 were $450.5 million compared to $446.5 million for the year ended December 31, 2017. The increase of $4.0 million, or 1%, was largely attributable to organic growth in our customer base, which was better than expected due partially to retention of colocation revenue from customers impacted by the strategic growth plan, and placing additional square footage into service in conjunction with the development and expansion of certain facilities. Facilities primarily contributing to the increase were the Irving, Chicago, Richmond, Atlanta-Suwanee and Atlanta-Metro data centers.  This increase was offset by a decrease in our cloud and managed service revenue that was largely a result of our ongoing restructuring that has resulted in transition of customers to GDT and churn and downgrades associated with customers in certain product groups that were not transitioned to GDT. In addition, increased utility usage by our metered power customers increased our recoveries revenue by approximately $7.5 million for the year ended December 31, 2018.

Property Operating Costs. Property operating costs for the year ended December 31, 2018 were $148.2 million compared to property operating costs of $153.2 million for the year ended December 31, 2017, a decrease of $5.0 million, or 3%. The breakdown of our property operating costs is summarized in the table below (in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Property operating costs:
Direct payroll	$22,498	$23,107	$(609)	(3)%
Rent	13,446	15,452	(2,006)	(13)%
Repairs and maintenance	14,525	15,734	(1,209)	(8)%
Utilities	58,598	48,311	10,287	21%
Management fee allocation	20,775	21,616	(841)	(4)%
Other	18,394	28,989	(10,595)	(37)%
Total property operating costs	$148,236	$153,209	$(4,973)	(3)%

The decrease in total property operating costs was attributable to aggregate expense reductions of $15.3 million primarily related to our transition from our cloud and managed services offerings associated with our strategic growth plan, with expense reductions primarily in rent expense from exiting certain leased facilities, management fee allocation, and other costs such as communications services and bad debt expense. Offsetting these decreases was an increase of $10.3 million in utilities expense primarily related to increased expense associated with increased power usage related to growth in our hyperscale offering.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the year ended December 31, 2018 were $12.2 million which remained consistent with real estate taxes and insurance of $12.0 million for the year ended December 31, 2017.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2018 was $149.9 million compared to $140.9 million for the year ended December 31, 2017. The increase of $9.0 million, or 6%, was primarily due to additional depreciation expense related to an increase in assets placed in service in our Irving, Chicago, Atlanta-Metro and Ashburn facilities.

General and Administrative Expenses. General and administrative expenses were $80.9 million for the year ended December 31, 2018 compared to general and administrative expenses of $87.2 million for the year ended December 31, 2017, a decrease of $6.4 million, or 7%. The decrease was primarily attributable to the implementation of the aforementioned strategic growth plan, resulting in a decrease in net payroll expenses, excluding equity-based compensation expense.

Transaction, Integration & Impairment Costs. For the year ended December 31, 2018, we incurred $2.7 million in transaction, integration and impairment costs compared to $11.1 million for the year ended December 31, 2017. The decrease was primarily related to certain customer asset write offs and equipment impairments in 2017.

Restructuring Costs. Restructuring costs, which are costs associated with our strategic growth plan, were $37.9 million for the year ended December 31, 2018. Restructuring costs primarily related to employee severance expenses, professional fees, acceleration of equity-based compensation awards and the sale or write-off of certain product-related assets. No restructuring costs were incurred during the year ended December 31, 2017.

Interest Expense. Interest expense for the year ended December 31, 2018 was $28.7 million compared to $30.5 million for the year ended December 31, 2017. The decrease of $1.8 million, or 6%, was due primarily to a higher level of capitalized interest, partially offset by an increase in the average total debt balance of $146.7 million as well as an increase in our average interest rate associated with that debt balance.

Debt Restructuring Costs. Debt restructuring costs for the year ended December 31, 2018 were $0.6 million compared to debt restructuring costs of $20.0 million for the year ended December 31, 2017. The decrease in debt restructuring costs of $19.4 million was primarily due to debt restructuring expenses of approximately $20 million in the fourth quarter of 2017 associated with the replacement of the $300 million 5.875% senior notes due 2022 with the $400 million 4.75% senior notes due 2025. The debt restructuring costs in 2018 relate to this extension of term, modification of various covenants and reduced pricing associated with our $1.52 billion credit facility.

Tax Benefit of Taxable REIT Subsidiaries. Tax benefit of taxable REIT subsidiaries for the year ended December 31, 2018 was $3.4 million compared to $9.8 million for the year ended December 31, 2017. The current period tax benefit primarily related to recorded operating losses resulting from both current period operating losses, valuation allowances recorded against certain federal and state deferred tax assets, and prior period tax provision adjustments. The prior period tax benefit primarily related to recorded operating losses resulting from both current period operating losses, prior period tax provision adjustments, and federal tax rate changes.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Changes in revenues and expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 are summarized below (in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Revenues:
Rental	$335,819	$295,723	$40,096	14%
Recoveries from customers	37,886	29,271	8,615	29%
Cloud and managed services	65,466	68,488	(3,022)	(4)%
Other	7,339	8,881	(1,542)	(17)%
Total revenues	446,510	402,363	44,147	11%
Operating expenses:
Property operating costs	153,209	136,488	16,721	12%
Real estate taxes and insurance	11,959	8,840	3,119	35%
Depreciation and amortization	140,924	124,786	16,138	13%
General and administrative	87,231	83,286	3,945	5%
Transaction, integration and impairment costs	11,060	10,906	154	1%
Total operating expenses	404,383	364,306	40,077	11%

Operating income	42,127	38,057	4,070	11%

Other income and expense:
Interest income	67	3	64	2,133%
Interest expense	(30,523)	(23,159)	(7,364)	32%
Debt restructuring costs	(19,992)	(192)	(19,800)	10,313%
Income (loss) before taxes	$(8,321)	$14,709	$(23,030)	(157)%
Tax benefit of taxable REIT subsidiaries	9,778	9,976	(198)	(2)%
Net income (loss)	$1,457	$24,685	$(23,228)	(94)%

Revenues. Total revenues for the year ended December 31, 2017 were $446.5 million compared to $402.4 million for the year ended December 31, 2016. The increase of $44.1 million, or 11%, was largely attributable to organic growth in our customer base and placing additional square footage into service in conjunction with the development and expansion of certain facilities, partially offset by a decrease in our cloud and managed service revenues. Facilities primarily contributing to the increase were the Irving, Chicago, Richmond, Atlanta-Suwanee and Atlanta-Metro data centers. The acquisition of the Piscataway facility on June 6, 2016, contributed $8.9 million in incremental revenue for the year ended December 31, 2017.

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

The acquisition of Piscataway contributed $4.0 million to the total increase in property operating costs for the year ended December 31, 2017. The remaining $12.7 million increase in total property operating costs was primarily attributable to revenue growth and expansion of our existing facilities, which included (exclusive of the increase attributable to Piscataway) increased direct payroll, increased repairs and maintenance expense which tends to fluctuate from period to period and increase with the expansion and lease-up of our facilities, increased utilities expense and an increase in bad debt expense and certain reserves associated with reimbursement of utility costs. This was offset by a decrease in rent expense primarily related to the exit of portions of leased facilities as customers churned, downgraded or migrated to our owned facilities. In addition, management fee allocation increased as it is based on a percentage of revenue.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the year ended December 31, 2017 were $12.0 million compared to $8.8 million for the year ended December 31, 2016. The increase of $3.1 million, or 35%, was primarily attributable to the acquisition of our Piscataway data center as well as the acquisition of the Fort Worth facility. The increase was also attributable to increased real estate taxes at our Irving, Atlanta-Metro and Atlanta-Suwanee facilities, as well as increased real estate taxes at our Sacramento facility largely related to tax authorities’ reassessments of 2017 taxes.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2017 was $140.9 million compared to $124.8 million for the year ended December 31, 2016.  The increase of $16.1 million, or 13%, was partially attributable to depreciation expense of $1.1 million and amortization expense of $1.4 million associated with the Piscataway acquisition. The remaining increase of $13.6 million was primarily due to additional depreciation of the Irving, Chicago, and Atlanta-Suwanee data centers, as well as higher amortization expense related to a higher level of leasing commissions.

General and Administrative Expenses. General and administrative expenses were $87.2 million for the year ended December 31, 2017 compared to general and administrative expenses of $83.3 million for the year ended December 31, 2016, an increase of $3.9 million, or 5%, which was the result of increased payroll, increased sales and marketing spend, higher equity-based compensation and higher professional fees. These increases were offset by an increased management fee allocation, which is based on a percentage of revenue.

Transaction, Integration, & Impairment Costs. For the year ended December 31, 2017, we incurred $11.1 million in transaction, integration, and impairment costs compared to $10.9 million for the year ended December 31, 2016. For the year ended December 31, 2017, we recognized $9.1 million in non-routine costs related to customer asset write offs and equipment impairments, and a reassessment of prior years’ personal property taxes at our Sacramento facility. For the year ended December 31, 2016, $9.6 million of costs were attributable to integration expenses primarily related to systems integration, duplicate personnel and accelerated depreciation of certain software relating to the leased facilities acquired in 2015, inclusive of an offset related to the reimbursement of certain escrow funds. The remaining $1.3 million of the prior year balance primarily related to transaction costs incurred in the acquisition of the Piscataway and Fort Worth facilities. Acquisition-related costs for acquisitions accounted for as a business combination in accordance with ASC 805, Business Combinations, are expensed in the periods in which the costs are incurred and the services are received.

Interest Expense. Interest expense for the year ended December 31, 2017 was $30.5 million compared to $23.2 million for the year ended December 31, 2016. The increase of $7.4 million, or 32%, was due primarily to an increase in the average debt balance of $243.0 million as a result of our ongoing developments, expansions and acquisitions, as well as a slight increase in the weighted average interest rate on floating rate borrowings, partially offset by issuance of additional shares of common stock and higher capitalized interest during the current period due to the growth in construction projects.

Debt Restructuring Costs. Debt restructuring costs for the year ended December 31, 2017 were $20.0 million compared to debt restructuring costs of $0.2 million for the year ended December 31, 2016. The increase in debt restructuring costs of $19.8 million was primarily due to debt restructuring expenses of approximately $20 million in the fourth quarter of 2017 associated with the replacement of the $300 million 5.875% senior notes due 2022 with the $400 million 4.75% notes due 2025.

Tax Benefit of Taxable REIT Subsidiaries. Tax benefit of taxable REIT subsidiaries for the year ended December 31, 2017 was $9.8 million compared to $10.0 million for the year ended December 31, 2016. The Company’s non-cash deferred tax benefit, in both the current year and the prior year, relate to recorded operating losses which include certain transaction and integration costs. In addition, during 2017, the Company recorded a one-time non-cash tax benefit of $3.3 million attributable to the re-measurement of deferred tax assets (liabilities) as a result of a reduction in the U.S. corporate tax rate from approximately 35% as of December 31, 2016 to 21% as of December 31, 2017 due to new tax legislation which generally takes effect for taxable years beginning or after January 1, 2018.

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

Adjusted Operating Funds From Operations (“Adjusted Operating FFO”) is a non-GAAP measure that is used as a supplemental operating measure and to provide additional information to users of the financial statements. We calculate Adjusted Operating FFO by adding or subtracting from Operating FFO items such as: maintenance capital investment, paid leasing commissions, amortization of deferred financing costs and bond discount, non-real estate depreciation and amortization, straight line rent adjustments, deferred taxes and non-cash compensation.

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

A reconciliation of net income to FFO, Operating FFO and Adjusted Operating FFO is presented below:

	Year Ended December 31,
	2018	2017	2016
	(unaudited $ in thousands)
FFO
Net income (loss)	$(7,175)	$1,457	$24,685
Real estate depreciation and amortization	136,119	123,555	108,474
FFO	128,944	125,012	133,159
Preferred Stock Dividends	(16,666)	—	—
FFO available to common stockholders & OP unit holders	112,278	125,012	133,159

Debt restructuring costs	605	19,992	193
Restructuring costs	37,943	—	—
Transaction, integration and impairment costs	2,743	11,060	10,906
Tax benefit associated with restructuring, transaction and integration costs	(2,408)	—	(3,592)
Operating FFO available to common stockholders & OP unit holders	151,161	156,064	140,666

Maintenance Capex	(6,662)	(5,009)	(5,059)
Leasing commissions paid	(24,246)	(20,115)	(18,751)
Amortization of deferred financing costs and bond discount	3,856	3,868	3,545
Non real estate depreciation and amortization	13,772	17,369	16,313
Straight line rent revenue and expense and other	(6,770)	(4,967)	(6,794)
Tax benefit from operating results	(960)	(9,778)	(6,384)
Equity-based compensation expense	14,972	13,863	10,584
Adjusted Operating FFO available to common stockholders & OP unit holders	$145,123	$151,295	$134,120

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

A reconciliation of total GAAP revenues to recognized MRR in the period and MRR at period end is presented below:

	Year Ended December 31,
	2018	2017	2016
	(unaudited $ in thousands)
Recognized MRR in the period
Total period revenues (GAAP basis)	$450,524	$446,510	$402,363
Less: Total period recoveries	(45,386)	(37,886)	(29,271)
Total period deferred setup fees	(12,475)	(10,690)	(9,172)
Total period straight line rent and other	(17,148)	(22,848)	(16,589)
Recognized MRR in the period	375,515	375,086	347,331

MRR at period end
Total period revenues (GAAP basis)	$450,524	$446,510	$402,363
Less: Total revenues excluding last month	(412,041)	(406,345)	(366,385)
Total revenues for last month of period	38,483	40,165	35,978
Less: Last month recoveries	(3,822)	(3,175)	(3,247)
Last month deferred setup fees	(1,015)	(1,123)	(968)
Last month straight line rent and other	(2,505)	(4,159)	(873)
MRR at period end *	$31,141	$31,708	$30,890

*Does not include our booked-not-billed MRR balance, which was $5.2 million, $3.9 million and $3.6 million as of December 31, 2018, 2017 and 2016, respectively.

Net Operating Income (NOI)

We calculate net operating income (“NOI”), as net income (loss) (computed in accordance with GAAP), excluding: interest expense, interest income, tax expense (benefit) of taxable REIT subsidiaries, depreciation and amortization, write off of unamortized deferred financing, debt restructuring costs, gain (loss) on extinguishment of debt, transaction, integration and impairment costs, gain (loss) on sale of real estate, restructuring costs and general and administrative expenses. We allocate a management fee charge of 4% of cash revenues for all facilities, with the exception of the leased facilities acquired in 2015 which are allocated a charge of 10% of cash revenues, as a property operating cost and a corresponding reduction to general and administrative expense to cover the day-to-day administrative costs to operate our data centers.  The management fee charge is reflected as a reduction to net operating income.

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

A reconciliation of net income to NOI is presented below:

	Year Ended December 31,
	2018	2017	2016
	(unaudited $ in thousands)
Net Operating Income (NOI)
Net income (loss)	$(7,175)	$1,457	$24,685
Interest income	(150)	(67)	(3)
Interest expense	28,749	30,523	23,159
Depreciation and amortization	149,891	140,924	124,786
Debt restructuring costs	605	19,992	193
Tax benefit of taxable REIT subsidiaries	(3,368)	(9,778)	(9,976)
Transaction, integration and impairment costs	2,743	11,060	10,906
General and administrative expenses	80,857	87,231	83,286
Restructuring	37,943	—	—
NOI (1)	$290,095	$281,342	$257,036
Breakdown of NOI by facility:
Atlanta-Metro data center	$87,060	$80,648	$81,074
Atlanta-Suwanee data center	48,165	48,365	45,760
Richmond data center	33,445	40,919	30,752
Irving data center	42,621	32,870	16,608
Dulles data center	16,944	21,672	19,384
Leased data centers (2)	9,695	12,006	24,131
Santa Clara data center	8,344	11,378	13,703
Piscataway data center	12,266	9,395	5,627
Princeton data center	9,729	9,598	9,544
Sacramento data center	7,448	6,804	7,734
Chicago data center	8,878	4,652	167
Ashburn data center	1,250	—	—
Fort Worth data center	902	268	3
Other facilities (3)	3,348	2,767	2,549
NOI (1)	$290,095	$281,342	$257,036

(1)

Includes facility level general and administrative allocation charges of 4% of cash revenue for all facilities, with the exception of the leased facilities acquired in 2015, which include general and administrative expense allocation charges of 10% of cash revenue.  These allocated charges aggregated to $20.8 million, $21.6 million and $20.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	At December 31, 2018 includes 10 facilities. All facilities are leased, including those subject to capital leases.
(3)	Consists of Miami, FL; Lenexa, KS; Overland Park, KS; and Duluth, GA facilities.

Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (EBITDAre) and Adjusted EBITDA

We calculate EBITDAre in accordance with NAREIT. EBITDAre represents net income (loss) (computed in accordance with GAAP) adjusted to exclude gains (or losses) from sales of depreciated property, income tax expense (or benefit), interest expense, depreciation and amortization, impairments of depreciated property and unconsolidated partnerships and joint ventures, and similar adjustments for unconsolidated partnerships and joint ventures. Management uses EBITDAre as a supplemental performance measure because it provides performance measures that, when compared year over year, captures the performance of our operations  by removing the impact of our capital structure (primarily interest expense) and asset base charges (primarily depreciation and amortization) from our operating results.

In addition to EBITDAre, we calculate an adjusted measure of EBITDA, which we refer to as Adjusted EBITDA, as EBITDA excluding certain non-routine charges,  write off of unamortized deferred financing costs, gains (losses) on extinguishment of debt, restructuring costs, transaction, integration and impairment costs, in addition to non-cash recurring costs such as equity-based compensation. We believe that Adjusted EBITDA provides investors with another financial measure that may facilitate comparisons of operating performance between periods and, to the extent other REITS calculate Adjusted EBITDA on a comparable basis, between REITs.

Management uses EBITDAre and Adjusted EBITDA as supplemental performance measures as they provide useful measures of assessing our operating results. Other companies may not calculate EBITDAre or Adjusted EBITDA in the same manner. Accordingly, our EBITDAre and Adjusted EBITDA may not be comparable to others. EBITDAre and Adjusted EBITDA should be considered only as supplements to net income (loss) as measures of our performance and should not be used as substitutes for net income (loss), as measures of our results of operations or liquidity or as indications of funds available to meet our cash needs, including our ability to make distributions to our stockholders.

A reconciliation of net income to EBITDAre and Adjusted EBITDA is presented below:

	Year Ended December 31,
	2018	2017	2016
	(unaudited $ in thousands)
EBITDAre and Adjusted EBITDA
Net income (loss)	$(7,175)	$1,457	$24,685
Interest income	(150)	(67)	(3)
Interest expense	28,749	30,523	23,159
Tax benefit of taxable REIT subsidiaries	(3,368)	(9,778)	(9,976)
Depreciation and amortization	149,891	140,924	124,786
Loss on disposition of depreciated property and impairment write-downs of depreciated property	15,836	4,219	—
EBITDAre	183,783	167,278	162,651

Debt restructuring costs	605	19,992	193
Equity-based compensation expense	14,972	13,863	10,584
Restructuring costs	22,107	—	—
Transaction, integration and impairment costs	2,743	6,841	10,906
Adjusted EBITDA	$224,210	$207,974	$184,334

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

We expect that we will incur approximately $450 million to $500 million in additional capital expenditures through December 31, 2019, in connection with the development of our data center facilities, which excludes acquisitions and includes of our 50% proportionate share of capital expenditures at the Manassas facility that was contributed to a joint venture. We expect to spend approximately $350 million to $400 million of capital expenditures with vendors on development, and the remainder on other capital expenditures and capitalized overhead costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. We expect to fund these costs using operating cash flows, draws on our credit facility, additional equity issuances through our ATM program or other capital markets activity. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of such expenditures may vary.

We expect to meet our short-term liquidity needs through operating cash flow, cash and cash equivalents and borrowings under our credit facility.

Our cash paid for capital expenditures for the years ended December 31, 2018, 2017 and 2016 are summarized in the table below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Development	$386,592	$213,632	$203,984
Acquisitions	117,029	127,038	173,067
Maintenance capital expenditures	6,662	5,009	5,059
Other capital expenditures (1)	91,049	88,673	70,862
Total capital expenditures	$601,332	$434,352	$452,972

(1)

Represents capital expenditures for capitalized interest, commissions, personal property, overhead costs and corporate fixed assets. Corporate fixed assets primarily relate to construction of corporate offices, leasehold improvements and product related assets.

Long-Term Liquidity

Our long-term liquidity needs primarily consist of funds for property acquisitions, scheduled debt maturities, payment of principal at maturity of our Senior Notes, funding payments for capital lease and lease financing obligations, dividend payments on our Series A Preferred Stock and Series B Preferred Stock and recurring and non-recurring capital expenditures. We may also pursue new developments and additional redevelopment of our data centers and future redevelopment of other space in our portfolio. We may also pursue development on land which QTS currently owns that is available at our data center properties in Atlanta-Metro, Atlanta-Suwanee, Richmond, Irving, Fort Worth, Princeton, Chicago, Ashburn, Phoenix, Hillsboro and Manassas, through our new joint venture. The development and/or redevelopment of this space, including timing, is at our discretion and will depend on a number of factors, including availability of capital and our estimate of the demand for data center space in the applicable market. We expect to meet our long-term liquidity needs with net cash provided by operations, incurrence of additional long-term indebtedness, borrowings under our credit facility and issuance of additional equity or debt securities, subject to prevailing market conditions, as discussed below.

Equity Capital

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

In March 2017, we established an “at-the-market” equity offering program (the “ATM Program”) pursuant to which we may issue, from time to time, up to $300 million of our Class A common stock and we may issue shares under a similar program in the future. We issued no shares under the ATM Program during the year ended December 31, 2018.

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

Manassas Joint Venture.

On February 22, 2019, we entered into a joint venture with Alinda Capital Partners (“Alinda”), a premier infrastructure investment firm, with respect to our Manassas data center, as described above under “—Factors That May Influence Future Results of Operations and Cash Flows.”  At the closing, we received approximately $53 million in in proceeds, which was comprised of the cash contributed by Alinda and also borrowings under a $165 million secured credit facility entered into by the joint venture at closing that carries a rate of LIBOR plus 2.25%. We used these proceeds to pay down our revolving credit facility. Under the joint venture agreement, we will receive additional proceeds in the future as and when we complete development of each phase of the Manassas data center and place it into service, which allows us to receive proceeds for Alinda’s share of the joint venture based on the expected full stabilization of the asset. These proceeds will be based on a 6.75% capitalization rate for each phase delivered during the first three years of the venture.  We expect that upon full stabilization of the Manassas data center, we will have received approximately $87 million of proceeds from the joint venture (including the proceeds received at closing), which will include proceeds from the joint venture’s credit facility. We further expect that this joint venture will reduce our expected capital deployment requirements for the development of the Manassas data center by approximately $120 million.

Cash

As of December 31, 2018, we had $11.8 million of unrestricted cash and cash equivalents.

The following tables present quarterly cash dividends and distributions paid to QTS’ common stockholders and the Operating Partnership’s unit holders for the years ended December 31, 2018 and 2017:

Year Ended December 31, 2018
			Aggregate
		Per Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock
September 20, 2018	October 4, 2018	$0.41	$23.7
June 20, 2018	July 6, 2018	0.41	23.7
March 22, 2018	April 5, 2018	0.41	23.7
December 5, 2017	January 5, 2018	0.39	22.2
		$1.62	$93.3

Series A Preferred Stock
September 28, 2018	October 15, 2018	$0.45	$1.9
June 29, 2018	July 16, 2018	0.45	1.9
April 5, 2018	April 16, 2018	0.15	0.6
		$1.04	$4.4

Series B Preferred Stock
September 30, 2018	October 15, 2018	$1.99	$6.3
			$6.3

Year Ended December 31, 2017
			Aggregate
		Per Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock
September 22, 2017	October 5, 2017	$0.39	$22.2
June 16, 2017	July 6, 2017	0.39	21.6
March 16, 2017	April 5, 2017	0.39	21.4
December 16, 2016	January 5, 2017	0.36	19.7
		$1.53	$84.9

Additionally, subsequent to December 31, 2018, the Company paid the following dividends:

•

On January 8, 2019, the Company paid its regular quarterly cash dividend of $0.41 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on December 21, 2018.

•

On January 15, 2019, the Company paid a quarterly cash dividend of approximately $0.45 per share on its Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on December 31, 2018.

•

On January 15, 2019, the Company paid a cash dividend for the period of October 15, 2018 through January 14, 2019 of approximately $1.63 per share on its Series B Preferred Stock to holders of Series B Preferred Stock of record as of the close of business on December 31, 2018.

Indebtedness

As of December 31, 2018, we had approximately $1,356.7 million of indebtedness, including capital lease obligations.

Unsecured Credit Facility. In November 2018, we amended our amended and restated unsecured credit facility, by among other things extending the term, modifying or eliminating certain covenants and reduced pricing by 20 basis points. The unsecured credit facility includes a $350 million term loan which matures on December 17, 2023, a $350 million term loan which matures on April 27, 2024, and an $820 million revolving credit facility which matures on

December 17, 2022, with a one year extension option. Amounts outstanding under the amended unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will vary depending upon our leverage ratio. For revolving credit loans, the spread ranges from 1.35% to 1.95% for LIBOR loans and 0.35% to 0.95% for base rate loans. For term loans, the spread ranges from 1.30% to 1.90% for LIBOR loans and 0.30% to 0.90% for base rate loans. The unsecured credit facility also provides for borrowing capacity of up to $200 million in various foreign currencies, and a $500 million accordion feature, subject to obtaining additional loan commitments.

Under the unsecured credit facility, the capacity may be increased from the current capacity of $1.52 billion to $2.02 billion subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments. We are also required to pay a commitment fee to the lenders assessed on the unused portion of the unsecured revolving credit facility. At our election, we can prepay amounts outstanding under the unsecured credit facility, in whole or in part, without penalty or premium.

Our ability to borrow under the amended unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations on liens, mergers, consolidations, investments, distributions, asset sales and affiliate transactions, as well as the following financial covenants: (i) the Operating Partnership's and its subsidiaries' consolidated total unsecured debt plus any capitalized lease obligations with respect to the unencumbered asset pool properties may not exceed 60% of the unencumbered asset pool value (or 65% of the unencumbered asset pool value for up to two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated);  (ii) the unencumbered asset pool debt yield cannot be less than 12% (or 11.5% for the two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated); (iii) QTS must maintain a minimum fixed charge coverage ratio (defined as the ratio of consolidated EBITDA, subject to certain adjustments, to consolidated fixed charges) for the prior two most recently-ended calendar quarters of 1.50 to 1.00; (iv) QTS must maintain a maximum debt to gross asset value (as defined in the amended and restated agreement) ratio of 60% (or 65% for the two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated); and (v) QTS must maintain tangible net worth (as defined in the amended and restated agreement) cannot be less than the sum of $1,567,000,000 plus 75% of the net proceeds from any subsequent equity offerings.

The availability under the revolving credit facility is the lesser of (i) $820 million, (ii) 60% of the unencumbered asset pool capitalized value (or 65% of the unencumbered asset pool capitalized value for the two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent;  provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated) and (iii) the amount resulting in an unencumbered asset pool debt yield of 12% (or 11.5% for the two consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the two fiscal quarter period includes the quarter in which the material acquisition was consummated). In the case of clauses (ii) and (iii) of the preceding sentence, the amount available under the revolving credit facility is adjusted to take into account any other unsecured debt and certain capitalized leases.  A material acquisition is an acquisition of properties or assets with a gross purchase price equal to or in excess of 15% of the Operating Partnership’s gross asset value (as defined in the amended and restated agreement) as of the end of the most recently ended quarter for which financial statements are publicly available. The availability of funds under our unsecured credit facility depends on compliance with our covenants.

As of December 31, 2018, we had outstanding $952.0 million of indebtedness under the unsecured credit facility, consisting of $252.0 million of outstanding borrowings under the unsecured revolving credit facility and $700.0 million outstanding under the term loans, exclusive of net debt issuance costs of $6.3 million. In connection with the unsecured credit facility, as of December 31, 2018, we had additional letters of credit outstanding aggregating to $4.1 million. As of December 31, 2018, the weighted average interest rate for amounts outstanding under the unsecured credit facility was 3.53%.

On April 5, 2017, we entered into forward interest rate swap agreements with an aggregate notional amount of $400 million. The forward swap agreements effectively fix the interest rate on $400 million of term loan borrowings, $200 million of swaps allocated to each term loan, from January 2, 2018 through December 17, 2021 and April 27, 2022, respectively. The weighted average effective fixed interest rate on the $400 million notional amount of term loan financing approximates 3.3%, which commenced on January 2, 2018 and assumes the current LIBOR spread of 1.3%.

On December 20, 2018, we entered into additional forward interest rate swap agreements with an aggregate notional amount of $400 million. The forward swap agreements effectively fix the interest rate on $400 million of term loan borrowings, $200 million of swaps allocated to each term loan, from December 17, 2021 and April 27, 2022 through the current maturity dates of the respective term loans which are December 17, 2023 and April 27, 2024, respectively. The weighted average effective fixed interest rate on the $400 million notional amount of term loan financing following the execution of these swap agreements will approximate 3.9%, commencing on December 17, 2021 and April 27, 2022, assuming the current LIBOR spread of 1.3%. Additionally, we entered into forward interest rate swap agreements with an aggregate notional amount of $200 million. The forward swap agreements effectively fix the interest rate on $200 million of additional term loan borrowings, $100 million of swaps allocated to each term loan, from January 2, 2020 through the current maturity dates of the respective term loans which are December 17, 2023 and April 27, 2024, respectively. The weighted average effective fixed interest rate on the $200 million notional amount of term loan financing, following the execution of these swap agreements, will approximate 3.9%, commencing on January 2, 2020, assuming the current LIBOR spread of 1.3%.

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

The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS, the Issuers or any other subsidiary guarantor. QTS Realty Trust, Inc. does not guarantee the Senior Notes and will not be required to guarantee the Senior Notes expect under certain circumstances.  The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of November 8, 2017, among QTS, the Issuers, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”). As of December 31, 2018, the outstanding net debt issuance costs associated with the Senior Notes were $5.2 million.

The Indenture contains affirmative and negative covenants that, among other things, limits or restricts the Operating Partnership’s ability and the ability of certain of its subsidiaries (the “Restricted Subsidiaries”) to: incur additional indebtedness; pay dividends; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the Operating Partnership’s restricted subsidiaries to pay dividends; engage in sales of assets; and engage in mergers, consolidations or sales of substantially all of their assets.

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

Lenexa Mortgage. On March 8, 2017, we entered into a $1.9 million mortgage loan secured by our Lenexa facility. This mortgage has a fixed rate of 4.1%, with periodic principal payments due monthly and a balloon payment of $1.6 million in May 2022. As of December 31, 2018, the outstanding balance under the Lenexa mortgage was $1.8 million.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018, including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (in thousands):

Obligations	2019	2020	2021	2022	2023	Thereafter	Total

Operating Leases and/or Licenses	$14,778	$11,128	$11,008	$10,161	$10,250	$57,221	$114,546
Capital Leases and Lease Financing Obligations (1)	3,398	3,007	3,168	3,445	3,748	20,172	36,938
Future Principal Payments of Indebtedness (2)	62	71	74	253,594	350,000	750,000	1,353,801
Total (3)	$18,238	$14,206	$14,250	$267,200	$363,998	$827,393	$1,505,285

(1)	Includes a capital lease entered into prior to December 31, 2018 in our Ashburn, VA facility that will commence in the first quarter of 2019.
(2)

Does not include the related debt issuance costs on the Senior Notes nor the related debt issuance costs on the term loans reflected at December 31, 2018. Also does not include letters of credit outstanding aggregating to $4.1 million as of December 31, 2018 under our unsecured credit facility.

(3)

Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facilities, mortgages, capital leases and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt and inclusive of the effects of interest rate swaps, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of December 31, 2018 (in thousands):

2019	2020	2021	2022	2023	Thereafter	Total
$55,629	$56,162	$56,069	$57,435	$46,780	$43,936	$316,011

Off-Balance Sheet Arrangements

As of December 31, 2018, the Company did not have any off-balance sheet arrangements. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for additional information on our interest rate swaps.

Cash Flows

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash flow provided by (used for):
Operating activities	$191,273	$170,323	$153,794
Investing activities	(598,553)	(434,352)	(452,972)
Financing activities	410,796	262,692	299,954

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Cash flow provided by operating activities was $191.3 million for the year ended December 31, 2018, compared to $170.3 million for the year ended December 31, 2017. The increased cash flow provided by operating activities of $21.0 million was primarily due to an increase in cash flow associated with net changes in working capital of $22.0 million primarily relating to an increase in accounts payable and accrued liabilities unrelated to capital additions, offset by a decrease in cash operating income of $1.0 million.

Cash flow used for investing activities increased by $164.2 million to $598.6 million for the year ended December 31, 2018, compared to $434.4 million for the year ended December 31, 2017. The increase was primarily due to higher cash paid for capital expenditures of $177.0 million in 2018 primarily related to higher redevelopment costs associated with our Irving, Atlanta-Metro, Chicago, Ashburn and Piscataway data centers; offset by less net cash paid for acquisitions which was $10.0 million greater in 2017 due to the acquisition of land in Ashburn, Hillsboro and Phoenix, and proceeds from the sale of GDT-related assets of $2.8 million. These expenditures include capitalized soft costs such as interest, payroll and other costs to redevelop the properties, which were, in the aggregate, $44.2 million and $26.9 million for the years ended December 31, 2018 and 2017, respectively.

Cash flow provided by financing activities was $410.8 million for the year ended December 31, 2018, compared to $262.7 million for the year ended December 31, 2017. The increase was primarily due to higher net equity proceeds of $300.0 million and less net cash paid for capital lease repayments which was $17.8 million greater in 2017 due to the repayment of the capital lease in Dulles, VA. Partially offsetting these increases in cash provided by financing activities were lower net proceeds of $71.0 million under our unsecured credit facility and lower net proceeds of $86.8 million associated with the extinguishment and replacement of our senior notes in 2017, as well as higher payments of cash dividends to preferred and common stockholders of $18.7 million which was primarily due to the issuance of preferred stock during the year ended 2018.

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

Cash flow provided by financing activities was $262.7 million for the year ended December 31, 2017, compared to $300.0 million for the year ended December 31, 2016. The decrease was primarily due to higher net equity proceeds of $168.1 million as well as higher payments of cash dividends to common stockholders of $12.0 million which was primarily due to the increase in shares outstanding primarily related to the April 2016 equity issuance and to a lesser extent the ATM equity issuances during the year ended 2017. Partially offsetting these decreases in cash provided by financing activities were higher net proceeds of $77.0 million under our unsecured credit facility and higher net proceeds of $86.8 million associated with the extinguishment and replacement of our senior notes, net of $13.2 million in debt extinguishment costs, due to additional proceeds being utilized for acquisitions and capital expenditures.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 of our audited financial statements included elsewhere in this Form 10-K. We describe below accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of December 31, 2018.

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

The fair value of goodwill is the consideration transferred which is not allocable to identifiable intangible and tangible assets. Goodwill is subject to at least an annual assessment for impairment. In connection with the goodwill impairment evaluation that the Company performed on October 1, 2018, the Company determined qualitatively that it is not more likely than not that the fair value of the Company’s one reporting unit was less than the carrying amount, thus it did not perform a quantitative analysis.

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

As of December 31, 2018, after consideration of interest rates swaps in effect, we had outstanding $552.0 million of consolidated indebtedness that bore interest at variable rates which does not take into account $400 million of swaps that take effect December 17, 2021 and April 27, 2022, and the $200 million of swaps that take effect on January 2, 2020, each as discussed below.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. A 1% increase in interest rates would increase the interest expense on the $552.0 million of variable indebtedness outstanding as of December 31, 2018 by approximately $5.5 million annually. Conversely, a decrease in the LIBOR rate to 1.52% would decrease the interest expense on this $552.0 million of variable indebtedness outstanding by approximately $5.5 million annually based on the one month LIBOR rate of approximately 2.520% as of December 31, 2018.

On April 5, 2017, the Company entered into forward interest rate swap agreements with an aggregate notional amount of $400 million. The forward swap agreements effectively fix the interest rate on $400 million of term loan borrowings, $200 million of swaps allocated to each term loan, from January 2, 2018 through December 17, 2021 and April 27, 2022, respectively, at approximately 3.3% assuming the current LIBOR spread of 1.3%.

In addition, on December 20, 2018, we entered into additional forward interest rate swap agreements with an aggregate notional amount of $400 million. The forward swap agreements effectively fix the interest rate on $400 million of term loan borrowings, $200 million of swaps allocated to each term loan, from December 17, 2021 and April 27, 2022 through the current maturity dates of the respective term loans which are December 17, 2023 and April 27, 2024, respectively. The weighted average effective fixed interest rate on the $400 million notional amount of term loan financing following the commencement of these swap agreements will approximate 3.9%, commencing on December 17, 2021 and April 27, 2022, assuming the current LIBOR spread of 1.3%. Additionally, the Company entered into forward interest rate swap agreements with an aggregate notional amount of $200 million. The forward swap agreements effectively fix the interest rate on $200 million of additional term loan borrowings, $100 million of swaps allocated to each term loan, from January 2, 2020 through the current maturity dates of the respective term loans which are December 17, 2023 and April 27, 2024, respectively. The weighted average effective fixed interest rate on the $200 million notional amount of term loan financing, following the execution of these swap agreements, will approximate 3.9%, commencing on January 2, 2020, assuming the current LIBOR spread of 1.3%.

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

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to the Financial Statements on page F-1.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.           CONTROLS AND PROCEDURES

QTS Realty Trust, Inc.

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended December 31, 2018, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QTS’ disclosure controls and procedures are effective to ensure that information required to be disclosed by QTS in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

As of December 31, 2018, management assessed the effectiveness of QTS Realty Trust, Inc.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has concluded that, as of December 31, 2018, QTS Realty Trust, Inc.’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

QualityTech, LP

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended December 31, 2018, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QualityTech, LP’s disclosure controls and procedures are effective to ensure that information required to be disclosed by QualityTech, LP in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

As of December 31, 2018, management assessed the effectiveness of QualityTech, LP’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has concluded that, as of December 31, 2018, QualityTech, LP’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in QualityTech, LP’s internal control over financial reporting during the three-month period ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors is incorporated herein by reference from the section entitled “Proposal One: Election of Directors—Nominees for Election as Directors” in the Company’s definitive Proxy Statement (“2019 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company’s Annual Meeting of Stockholders to be held on May 9, 2019. The 2019 Proxy Statement will be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2018.

The information regarding executive officers is incorporated herein by reference from the section entitled “Executive Officers” in the Company’s 2019 Proxy Statement.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2019 Proxy Statement.

The information regarding the Company’s code of business conduct and ethics is incorporated herein by reference from the sections entitled “Corporate Governance and Board Matters—Code of Business Conduct and Ethics” in the Company’s 2019 Proxy Statement.

The information regarding the Company’s audit committee, its members and the audit committee financial experts is incorporated by reference herein from the section entitled “Corporate Governance and Board Matters—Committees of the Board—Audit Committee” in the Company’s 2019 Proxy Statement.

ITEM 11.            EXECUTIVE COMPENSATION

The information included under the following captions in the Company’s 2019 Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers,” “Corporate Governance and Board Matters—Compensation of Directors” and “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation.”

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Executive Officers—Equity Compensation Plan Information” in the Company’s 2019 Proxy Statement.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons and director independence is incorporated herein by reference from the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Matters—Corporate Governance Profile” in the Company’s 2019 Proxy Statement.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal auditor fees and services and the audit committee’s pre-approval policies are incorporated herein by reference from the sections entitled “Proposal Three: Ratification of the Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Proposal Three: Ratification of the Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in the Company’s 2019 Proxy Statement.

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

4.4

Supplemental Indenture, dated as of December 22, 2017, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed with the SEC on February 28, 2018 (Commission File No. 001-36109)

4.5

Form of stock certificate evidencing the 7.125% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed on March 15, 2018 (Commission File No. 001-36109)

4.6

Form of stock certificate evidencing the 6.50% Series B Cumulative Convertible Perpetual Preferred Stock, liquidation preference $100.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed on June 25, 2018 (Commission File No. 001-36109)

4.7

Supplemental Indenture dated as of December 31, 2018 among West Midtown Acquisition Company, LLC, QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the Subsidiary Guarantors (as such term is defined in the Indenture), and Deutsche Bank Trust Company Americas, as trustee, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, (the “Indenture”) as amended by the Supplemental Indenture, dated as of December 22, 2017, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas

10.1

Fifth Amended and Restated Agreement of Limited Partnership of QualityTech, LP dated October 15, 2013 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013 (Commission File No. 001-36109)

10.2

Employment Agreement dated as of February 16, 2015 by and among QualityTech, LP, QTS Realty Trust, Inc., Quality Technology Services, LLC and Stanley M. Sword†, incorporated by reference to Exhibit 10.10 to QualityTech, LP’s Registration Statement on Form S-4/A filed with the SEC on March 19, 2015 (Commission File No. 333-201810)

10.3

Employment Agreement dated as of August 31, 2016 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Steven Bloom†, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016 (Commission File No. 001-36109)

10.4

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Chad L. Williams†, incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 001-36109)

10.5

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and William H. Schafer†, incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.6

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and James H. Reinhart†, incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.7

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Daniel T. Bennewitz†, incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.8

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Jeffrey H. Berson†, incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.9

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Shirley E. Goza†, incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.10

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and John W. Barter†, incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.11

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and William O. Grabe†, incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.12

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Catherine R. Kinney†, incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.13

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Peter A. Marino†, incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.14

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Scott D. Miller†, incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.15

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Philip P. Trahanas†, incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.16

Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Stephen E. Westhead†, incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.17

Indemnification Agreement dated as of February 16, 2015 by and between QTS Realty Trust, Inc. and Stanley M. Sword†, incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016 (Commission File No. 001-36109)

10.18

Indemnification Agreement dated as of March 21, 2016 by and between QTS Realty Trust, Inc. and Jon Greaves†, incorporated by reference to Exhibit 10.30 to the Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017 (Commission File No. 001-36109)

10.19

Indemnification Agreement dated as of August 31, 2016 by and between QTS Realty Trust, Inc. and Steven Bloom†, incorporated by reference to Exhibit 10.31 to the Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017 (Commission File No. 001-36109)

10.20

Non-Competition Agreement dated as of June 29, 2012 by and among Quality Technology Services, LLC and James H. Reinhart†, incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.21

Non-Competition Agreement dated as of June 29, 2012 by and among Quality Technology Services, LLC and Daniel T. Bennewitz†, incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.22

Registration Rights Agreement dated October 15, 2013 by and among QTS Realty Trust, Inc. and the parties listed on Schedule I thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 17, 2013 (Commission File No. 001-36109)

10.23

Amended and Restated Registration Rights Agreement dated October 15, 2013 by and among QTS Realty Trust, Inc., QualityTech GP, LLC and GA QTS Interholdco, LLC, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 17, 2013 (Commission File No. 001-36109)

10.24

Amended and Restated Registration Rights Agreement dated October 15, 2013 by and among QTS Realty Trust, Inc., QualityTech GP, LLC, Chad L. Williams and certain entities owned or controlled by Chad L. Williams, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 17, 2013 (Commission File No. 001-36109)

10.25

Tax Protection Agreement dated as of October 15, 2013 by and among QTS Realty Trust, Inc., QualityTech, LP and the signatories party thereto, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on October 17, 2013 (Commission File No. 001-36109)

10.26

QualityTech, LP 2010 Equity Incentive Plan†, incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.27

Amendment No. 1 to QualityTech, LP 2010 Equity Incentive Plan†, incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.28

Form of Class O Unit Award Agreement (Time-Based Vesting) under QualityTech, LP 2010 Equity Incentive Plan†, incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.29

Form of Class O Unit Award Agreement (Performance-Based Vesting) under QualityTech, LP 2010 Equity Incentive Plan†, incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.30

Form of Class O Unit Award Agreement under QualityTech, LP 2010 Equity Incentive Plan†, incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.31

Form of Class RS Unit Award Agreement (Time-Based Vesting) under QualityTech, LP 2010 Equity Incentive Plan†, incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.32

Form of Class RS Unit Award Agreement (Performance-Based Vesting) under QualityTech, LP 2010 Equity Incentive Plan†, incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.33

QTS Realty Trust, Inc. 2013 Equity Incentive Plan†, incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

10.34

Amendment No. 1 to QTS Realty Trust, Inc. 2013 Equity Incentive Plan†, incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 23, 2015 (Commission File No. 001-36109)

10.35

Amendment No. 2 to QTS Realty Trust, Inc. 2013 Equity Incentive Plan†, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 6, 2015 (Commission File No. 001-36109)

10.36

Form of Restricted Shares Agreement under QTS Realty Trust, Inc. 2013 Equity Incentive Plan†, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 6, 2013 (Commission File No. 001-36109)

10.37

Form of Non-Qualified Option Agreement under QTS Realty Trust, Inc. 2013 Equity Incentive Plan†, incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.38

Employee Stock Purchase Plan, effective July 1, 2015, incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the SEC on June 17, 2015 (Commission File No. 333-205040)

10.39

Ground Lease, dated October 2, 1997, by and between Mission-West Valley Land Corporation, as landlord, and Nexus Properties, Inc., Kinetic Systems, Inc., Digital Square, Inc., R. Darrell Gary, Michael J. Reidy and Michael J. Reidy as trustee of the Ronald Bonaguidi irrevocable trust, together as tenants, incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.40

First Amendment to Ground Lease, dated April 29, 1998, by and between Mission-West Valley Land Corporation, as landlord, and Nexus Properties, Inc., Kinetic Systems, Inc., R. Darrell Gary, Michael J. Reidy and Michael J. Reidy as trustee of the Ronald Bonaguidi irrevocable trust, together as tenants, incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.41

Second Amendment to Ground Lease, dated September 24, 2009, by and between Mission-West Valley Land Corporation, as landlord, and Quality Investment Properties Santa Clara, LLC, Chad L. Williams, incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.42

Third Amendment to Ground Lease, dated November 17, 2011, by and between Mission-West Valley Land Corporation, as landlord, and Quality Investment Properties Santa Clara, LLC, Chad L. Williams, incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.43

Lease Agreement, dated January 1, 2009, by and between Quality Investment Properties-Williams Center, L.L.C. and Quality Technology Services Lenexa, LLC, incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.44

First Amendment to Lease, dated March 1, 2013, by and between Quality Investment Properties-Williams Center, L.L.C. and Quality Technology Services Lenexa, LLC, incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.45

Second Amendment to Lease, dated December 1, 2013, by and between Quality Investment Properties-Williams Center, L.L.C. and Quality Technology Services Lenexa, LLC, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2014 (Commission File No. 001-36109)

10.46

Third Amendment to Lease, dated May 1, 2014, by and between Quality Investment Properties-Williams Center, L.L.C. and Quality Technology Services Lenexa, LLC, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2014 (Commission File No. 001-36109)

10.47

2017 Amended and Restated QTS Realty Trust, Inc. Employee Stock Purchase Plan†, incorporated by reference to Appendix A on the Company’s proxy statement on Schedule 14A filed with the SEC on March 20, 2017 (Commission File No. 001-36109)

10.48

Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and Chad L. Williams†, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (Commission File No. 001-36109)

10.49

Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and Jeffrey H. Berson†, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (Commission File No. 001-36109)

10.50

Employment Agreement dated February 16, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services Holding, LLC, Quality Technology Services, LLC, and William H. Schafer†, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 21, 2017 (Commission File No. 001-36109)

10.51

Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and James H. Reinhart†, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (Commission File No. 001-36109)

10.52

Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and Daniel T. Bennewitz†, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (Commission File No. 001-36109)

10.53

Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and Shirley E. Goza†, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2017 (Commission File No. 001-36109)

10.54

Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and Jon D. Greaves†, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2017 (Commission File No. 001-36109)

10.55

Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and Steven C. Bloom†, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2017 (Commission File No. 001-36109)

10.56

Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Chad L. Williams†, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017 (Commission File No. 001-36109)

10.57

Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Jeffrey H. Berson†, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017 (Commission File No. 001-36109)

10.58

Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and William H. Schafer†, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017 (Commission File No. 001-36109)

10.59

Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Daniel T. Bennewitz†, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017 (Commission File No. 100-36109)

10.60

Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and James H. Reinhart†, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017 (Commission File No. 001-36109)

10.61

Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Shirley E. Goza†, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017 (Commission File No. 001-36109)

10.62

Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Steven C. Bloom†, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017 (Commission File No. 001-36109)

10.63

Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Jon D. Greaves†, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017 (Commission File No. 001-36109)

10.64

Amendment No. 2 to Employment Agreement dated March 15, 2018 by and among QTS Realty Trust, Inc., QualityTech, L.P., Quality Technoloy Services, LLC, and James Reinhart†, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 16, 2018 (Commission File No.001-36109)

10.65

Employment Agreement, dated March 15, 2018, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services Holding, LLC, Quality Technology Services, LLC, and David Robey†, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 20, 2018 (Commission File No. 001-36109)

10.66

Third Amendment to Employment Agreement, dated June 29, 2018, by and among  QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and William H. Schafer†, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2018 (Commission File No. 001-36109)

10.67

Second Amendment to Employment Agreement, dated June 5, 2018, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and William H. Schafer†, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2018 (Commission File No. 001-36109)

10.68

Transition Agreement & Release of All Claims, dated as of May 3, 2018, by and between QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and all related companies, and all related companies and Daniel T. Bennewitz†, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2018 (Commission File No. 001-36109)

10.69

Amendment No. 4 Employment Agreement dated as of August 6, 2018 by and among QTS Realty Trust, Inc., QualityTech. LP. Quality Technology Services, LLC and William Schafer†, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 10, 2018 (Commission File No. 001-36109)

10.70

Indemnification Agreement, dated as of September 24, 2018, by and among QTS Realty Trust, Inc. and Mazen Al-Rawashdeh†, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2018 (Commission File No. 001-36109)

10.71

Stock Purchase Agreement dated May 6, 2016 by and among Quality Technology Services Holding, LLC, Carpathia Holdings, LLC and Carpathia Acquisition, Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 12, 2015 (Commission File No. 002-36109)

10.72

First Amendment to Stock Purchase Agreement dated May 6, 2016 by and among Quality Technology Services Holding, LLC, Carpathia Holdings, LLC and Carpathia Acquisition, Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 19, 2015 (Commission File No. 001-36109)

10.73

Amendment No. 1 to the Fifth Amended and Restated Agreement of Limited Partnership of QualityTech, LP incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 20, 2018 (Commission File No.001-36109)

10.74

Amendment No. 2 to Fifth Amended and Restated Agreement of Limited Partnership of QualityTech, LP, dated as of June 25 2018, by QTS Realty Trust, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 27, 2018 (Commission File No. 001-36109)

10.75

Transaction Agreement, dated as of April 24, 2018, by and between QTS Technology Services Holding, LLC, QualityTech, LP, and General Datatech, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2018 (Commission File No. 001-36109)

10.76

Channel Agreement, dated as of April 24, 2018, by and between QTS Technology Services Holding, LLC and General Datatech, L.P., incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2018 (Commission File No. 001-36109)

10.77

Transition Services Agreement, dated as of April 24, 2018, by and between QTS Technology Services Holding, LLC, QualityTech, LP, and General Datatech, L.P., incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2018 (Commission File No. 001-36109)

10.78

Amendment No. 3 to the Fifth Amended and Restated Agreement of Limited Parnership of QualityTech, LP, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 16, 2018 (Commission File No.001-36109)

10.79

Sixth Amended and Restated Credit Agreement dated as of November 30, 2018 by and among QualityTech, LP, as borrower, KeyBank National Association, as agent, the lenders party thereto, KeyBanc Capital Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Regions Capital Markets and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners, and Bank of America, N.A., Regions Bank and TD Securities (USA) LLC, as co-syndication agents., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 6, 2018 (Commission File No.001-36109)

10.80

Fourth Amended and Restated Unconditional Guaranty of Payment and Performance dated as of November 30, 2018 by QTS Realty Trust, Inc. (to KeyBank National Association)., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 6, 2018 (Commission File No.001-36109)

10.81

Indemnification Agreement, dated as of February 20, 2018, by and between QTS Realty Trust, Inc. and David Robey†, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 20, 2018 (Commission File No. 001-36109)

10.82

QTS Realty Trust, Inc. Director Deferred Compensation Plan, effective January 1, 2018 †,  incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018 (Commission File No. 001-36109).

21.1	List of Subsidiaries of QTS Realty Trust, Inc. and QualityTech, LP

23.1	Consent of Ernst & Young LLP

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

101

The following materials from QTS Realty Trust, Inc.’s and QualityTech, LP’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations and statements of comprehensive income, (iii) consolidated statements of equity and partners’ capital, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements

†Denotes a management contract or compensatory plan, contract or arrangement.

ITEM 16.            FORM 10-K SUMMARY

The Company has chosen not to include a Form 10-K Summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: February 25, 2019	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: February 25, 2019	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: February 25, 2019	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)

QualityTech, L.P.

DATE: February 25, 2019	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: February 25, 2019	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: February 25, 2019	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

DATE: February 25, 2019	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: February 25, 2019	/s/ John W. Barter
John W. Barter
Director

DATE: February 25, 2019	/s/ William O. Grabe
William O. Grabe
Director

DATE: February 25, 2019	/s/ Catherine R. Kinney
Catherine R. Kinney
Director

DATE: February 25, 2019	/s/ Peter A. Marino
Peter A. Marino
Director

DATE: February 25, 2019	/s/ Scott D. Miller
Scott D. Miller
Director

DATE: February 25, 2019	/s/ Mazen Rawashdeh
Mazen Rawasdeh
Director

DATE: February 25, 2019	/s/ Philip P. Trahanas
Philip P. Trahanas
Director

DATE: February 25, 2019	/s/ Stephen E. Westhead
Stephen E. Westhead
Director

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of QTS Realty Trust, Inc. and QualityTech, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of QTS Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QTS Realty Trust, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010

Kansas City, Missouri

February 25, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of QTS Realty Trust, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited QTS Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, QTS Realty Trust, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of QTS Realty Trust, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”)and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Kansas City, Missouri

February 25, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of QTS Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QualityTech, LP (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010

Kansas City, Missouri

February 25, 2019

QTS REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

ASSETS	December 31, 2018	December 31, 2017
Real Estate Assets
Land	$105,541	$88,216
Buildings, improvements and equipment	1,917,251	1,701,287
Less: Accumulated depreciation	(467,644)	(394,823)
	1,555,148	1,394,680
Construction in progress	790,064	567,819
Real Estate Assets, net	2,345,212	1,962,499
Cash and cash equivalents	11,759	8,243
Rents and other receivables, net	55,093	47,046
Acquired intangibles, net	95,451	109,451
Deferred costs, net	45,096	41,545
Prepaid expenses	6,822	6,163
Goodwill	173,843	173,843
Assets held for sale	71,800	—
Other assets, net	56,893	66,266
TOTAL ASSETS	$2,861,969	$2,415,056

LIABILITIES
Unsecured credit facility, net	$945,657	$825,186
Senior notes, net of debt issuance costs	394,786	394,178
Capital lease, lease financing obligations and mortgage notes payable	4,674	10,565
Accounts payable and accrued liabilities	99,166	113,430
Dividends and distributions payable	29,633	22,222
Advance rents, security deposits and other liabilities	32,679	28,903
Liabilities held for sale	24,349	—
Deferred income taxes	1,097	4,611
Deferred income	33,241	25,305
TOTAL LIABILITIES	1,565,282	1,424,400

EQUITY
7.125% Series A cumulative redeemable perpetual preferred stock: $0.01 par value (liquidation preference $25.00 per share), 4,600,000 shares authorized, 4,280,000 shares issued and outstanding as of December 31, 2018; zero shares authorized, issued and outstanding as of December 31, 2017	103,212	—
6.50% Series B cumulative convertible perpetual preferred stock: $0.01 par value (liquidation preference $100.00 per share), 3,162,500 shares authorized, issued and outstanding as of December 31, 2018; zero shares authorized, issued and outstanding as of December 31, 2017	304,265	—
Common stock: $0.01 par value, 450,133,000 shares authorized, 51,123,417 and 50,701,795 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	511	507
Additional paid-in capital	1,062,473	1,049,176
Accumulated other comprehensive income	2,073	1,283
Accumulated dividends in excess of earnings	(278,548)	(173,552)
Total stockholders’ equity	1,193,986	877,414
Noncontrolling interests	102,701	113,242
TOTAL EQUITY	1,296,687	990,656
TOTAL LIABILITIES AND EQUITY	$2,861,969	$2,415,056

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental	$360,828	$335,819	$295,723
Recoveries from customers	45,386	37,886	29,271
Cloud and managed services	35,712	65,466	68,488
Other	8,598	7,339	8,881
Total revenues	450,524	446,510	402,363
Operating Expenses:
Property operating costs	148,236	153,209	136,488
Real estate taxes and insurance	12,193	11,959	8,840
Depreciation and amortization	149,891	140,924	124,786
General and administrative	80,857	87,231	83,286
Transaction, integration and impairment costs	2,743	11,060	10,906
Restructuring	37,943	—	—
Total operating expenses	431,863	404,383	364,306

Operating income	18,661	42,127	38,057

Other income and expenses:
Interest income	150	67	3
Interest expense	(28,749)	(30,523)	(23,159)
Debt restructuring costs	(605)	(19,992)	(192)
Income (loss) before taxes	(10,543)	(8,321)	14,709
Tax benefit of taxable REIT subsidiaries	3,368	9,778	9,976
Net income (loss)	(7,175)	1,457	24,685
Net (income) loss attributable to noncontrolling interests	2,715	(175)	(3,160)
Net income (loss) attributable to QTS Realty Trust, Inc.	(4,460)	1,282	21,525
Preferred stock dividends	(16,666)	—	—
Net income (loss) attributable to common stockholders	$(21,126)	$1,282	$21,525

Net income per share attributable to common shares:
Basic	$(0.44)	$0.01	$0.47
Diluted	(0.44)	0.01	0.46

Weighted average common shares outstanding:
Basic	50,432,590	48,380,964	46,205,937
Diluted	50,432,590	55,855,683	53,962,234

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(7,175)	$1,457	$24,685
Other comprehensive income (loss):
Increase in fair value of interest rate swaps	895	1,449	—
Reclassification of other comprehensive income to interest expense	110	—	—
Comprehensive income (loss)	(6,170)	2,906	24,685
Comprehensive (income) loss attributable to noncontrolling interests	711	(349)	(3,160)
Comprehensive income (loss) attributable to QTS Realty Trust, Inc.	$(5,459)	$2,557	$21,525

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

						Accumulated	Accumulated	Total
	Preferred Stock		Common stock		Additional	other comprehensive	dividends in	stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	paid-in capital	income	excess of earnings	equity	interest	Total
Balance January 1, 2016	—	$—	41,226	$412	$670,275	$—	$(52,732)	$617,955	$101,911	$719,866
Net share activity through equity award plan	—	—	280	3	(3)	—	—	—	(1,726)	(1,726)
Equity-based compensation expense	—	—	—	—	9,229	—	—	9,229	1,355	10,584
Net proceeds from equity offering	—	—	6,325	63	252,282	—	—	252,345	23,517	275,862
Dividends to shareholders	—	—	—	—	—	—	(66,586)	(66,586)	—	(66,586)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(9,875)	(9,875)
Net income	—	—	—	—	—	—	21,525	21,525	3,160	24,685
Balance December 31, 2016	—	$—	47,831	$478	$931,783	$—	$(97,793)	$834,468	$118,342	$952,810

Net share activity through equity award plan	—	—	582	6	893	—	—	899	123	1,022
Reclassification of noncontrolling interest upon conversion of partnership units to common stock	—	—	253	3	8,352	—	—	8,355	(8,355)	—
Increase in fair value of interest rate swaps			—	—	—	1,283	—	1,283	166	1,449
Equity-based compensation expense	—	—	—	—	12,196	—	—	12,196	1,667	13,863
Net proceeds from equity offering	—	—	2,036	20	95,952	—	—	95,972	11,523	107,495
Dividends to shareholders	—	—	—	—	—	—	(77,041)	(77,041)	—	(77,041)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(10,399)	(10,399)
Net income	—	—	—	—	—	—	1,282	1,282	175	1,457
Balance December 31, 2017	—	$—	50,702	$507	$1,049,176	$1,283	$(173,552)	$877,414	$113,242	$990,656

Net share activity through equity award plan	—	—	421	4	(2,717)	—	—	(2,713)	925	(1,788)
Increase in fair value of interest rate swaps	—	—	—	—	—	790	—	790	105	895
Equity-based compensation expense	—	—	—	—	16,014	—	—	16,014	2,086	18,100
Net proceeds from Series A Preferred Stock offering	4,280	103,212	—	—	—	—	—	103,212	—	103,212
Net proceeds from Series B Preferred Stock offering	3,163	304,265	—	—	—	—	—	304,265	—	304,265
Dividends on the Series A Preferred Stock	—	—	—	—	—	—	(6,046)	(6,046)	—	(6,046)
Dividends on the Series B Convertible Preferred Stock	—	—	—	—	—	—	(10,621)	(10,621)	—	(10,621)
Dividends to common stockholders	—	—	—	—	—	—	(83,869)	(83,869)	—	(83,869)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(10,942)	(10,942)
Net loss	—	—	—	—	—	—	(4,460)	(4,460)	(2,715)	(7,175)
Balance December 31, 2018	7,443	$407,477	51,123	$511	$1,062,473	$2,073	$(278,548)	$1,193,986	$102,701	$1,296,687

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities:
Net income (loss)	$(7,175)	$1,457	$24,685
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	143,354	136,585	120,805
Above/Below Market Lease Amortization	465	865	659
Amortization of deferred loan costs	3,856	3,640	3,285
Amortization of senior notes discount	—	229	261
Loss on extinguishment of debt	—	19,912	—
Equity-based compensation expense	14,972	13,863	10,584
Bad debt expense (recoveries)	(2,275)	3,519	1,752
Write off of deferred loan costs	605	80	224
Deferred tax benefit	(2,970)	(10,742)	(10,171)
Loss on sale of property	6,994	—	—
Integration, impairment & restructuring costs	19,575	9,027	1,927
Changes in operating assets and liabilities
Rents and other receivables, net	(6,495)	(12,881)	(17,101)
Prepaid expenses	(3,063)	755	158
Other assets	4,518	282	(561)
Accounts payable and accrued liabilities	8,573	(5,071)	6,290
Advance rents, security deposits and other liabilities	2,069	5,491	5,959
Deferred income	8,270	3,312	5,038
Net cash provided by operating activities	191,273	170,323	153,794
Cash flow from investing activities:
Proceeds from sale of property	2,779	—	—
Acquisitions, net of cash acquired	(117,029)	(127,038)	(173,067)
Additions to property and equipment	(484,303)	(307,314)	(279,905)
Net cash used in investing activities	(598,553)	(434,352)	(452,972)
Cash flow from financing activities:
Credit facility proceeds	483,000	888,000	574,000
Credit facility repayments	(362,000)	(696,000)	(459,002)
Debt Proceeds	—	1,920	—
5.75% Senior Notes Repayment	—	(300,000)	—
4.75% Notes Issuance	—	400,000	—
Payment of debt extinguishment costs	—	(13,218)	—
Payment of deferred financing costs	(3,964)	(10,862)	(4,177)
Payment of preferred stock dividends	(10,728)	—	—
Payment of common stock dividends	(82,579)	(74,592)	(62,585)
Distribution to noncontrolling interests	(10,759)	(10,289)	(9,619)
Proceeds from exercise of stock options	246	4,972	858
Payment of tax withholdings related to equity based awards	(2,205)	(4,725)	(2,584)
Principal payments on capital lease obligations	(7,626)	(12,224)	(12,600)
Dulles, VA Vault Capital Lease Repayment	—	(17,785)	—
Mortgage principal debt repayments	(66)	(54)	—
Preferred stock issuance proceeds, net of costs	407,477	—	—
Common stock issuance proceeds, net of costs	—	107,549	275,663
Net cash provided by financing activities	410,796	262,692	299,954

Net increase (decrease) in cash and cash equivalents	3,516	(1,337)	776
Cash and cash equivalents, beginning of period	8,243	9,580	8,804
Cash and cash equivalents, end of period	$11,759	$8,243	$9,580

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

(in thousands)

	Year Ended December 31,
	2018	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amounts capitalized)	$24,532	$29,934	$19,897
Noncash investing and financing activities:
Accrued capital additions	$76,890	$75,965	$40,431
Accrued preferred stock dividends	$5,939	$—	$—
Accrued deferred financing costs	$76	$458	$39
Accrued equity issuance costs	$115	$25	$—

Acquisitions, net of cash acquired:
Land	$—	$9,363	$7,602
Buildings, improvements and equipment	445	14,341	80,975
Construction in Progress	114,283	103,334	62,884
Rents and other receivables, net	—	—	(2,042)
Acquired intangibles	2,301	—	34,521
Deferred costs	—	—	4,414
Prepaid expenses	—	—	574
Goodwill	—	—	(7,895)
Other assets	—	—	309
Capital lease and lease financing obligations	—	—	—
Accounts payable and accrued liabilities	—	—	(922)
Advance rents, security deposits and other liabilities	—	—	(1,343)
Deferred income	—	—	35
Deferred income taxes	—	—	(6,045)
Total acquisitions, net of cash acquired	$117,029	$127,038	$173,067

See accompanying notes to financial statements.

QUALITYTECH, LP

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

ASSETS	December 31, 2018	December 31, 2017
Real Estate Assets
Land	$105,541	$88,216
Buildings, improvements and equipment	1,917,251	1,701,287
Less: Accumulated depreciation	(467,644)	(394,823)
	1,555,148	1,394,680
Construction in progress	790,064	567,819
Real Estate Assets, net	2,345,212	1,962,499
Cash and cash equivalents	11,759	8,243
Rents and other receivables, net	55,093	47,046
Acquired intangibles, net	95,451	109,451
Deferred costs, net	45,096	41,545
Prepaid expenses	6,822	6,163
Goodwill	173,843	173,843
Assets held for sale	71,800	—
Other assets, net	56,893	66,266
TOTAL ASSETS	$2,861,969	$2,415,056

LIABILITIES
Unsecured credit facility, net	945,657	825,186
Senior notes, net of debt issuance costs	394,786	394,178
Capital lease, lease financing obligations and mortgage notes payable	4,674	10,565
Accounts payable and accrued liabilities	99,166	113,430
Dividends and distributions payable	29,633	22,222
Advance rents, security deposits and other liabilities	32,679	28,903
Liabilities held for sale	24,349	—
Deferred income taxes	1,097	4,611
Deferred income	33,241	25,305
TOTAL LIABILITIES	1,565,282	1,424,400

PARTNERS' CAPITAL
7.125% Series A cumulative redeemable perpetual preferred units: $0.01 par value (liquidation preference $25.00 per unit), 4,600,000 units authorized, 4,280,000 units issued and outstanding as of December 31, 2018; zero units authorized, issued and outstanding as of December 31, 2017	103,212	—
6.50% Series B cumulative convertible perpetual preferred units: $0.01 par value (liquidation preference $100.00 per unit), 3,162,500 units authorized, issued and outstanding as of December 31, 2018; zero units authorized, issued and outstanding as of December 31, 2017	304,265	—
Common units: $0.01 par value, 450,133,000 units authorized, 57,799,035 and 57,245,524 units issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	886,866	989,207
Accumulated other comprehensive income	2,344	1,449
TOTAL PARTNERS' CAPITAL	1,296,687	990,656
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,861,969	$2,415,056

See accompanying notes to financial statements.

QUALITYTECH, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental	$360,828	$335,819	$295,723
Recoveries from customers	45,386	37,886	29,271
Cloud and managed services	35,712	65,466	68,488
Other	8,598	7,339	8,881
Total revenues	450,524	446,510	402,363
Operating Expenses:
Property operating costs	148,236	153,209	136,488
Real estate taxes and insurance	12,193	11,959	8,840
Depreciation and amortization	149,891	140,924	124,786
General and administrative	80,857	87,231	83,286
Transaction, integration and impairment costs	2,743	11,060	10,906
Restructuring	37,943	—	—
Total operating expenses	431,863	404,383	364,306

Operating income	18,661	42,127	38,057

Other income and expenses:
Interest income	150	67	3
Interest expense	(28,749)	(30,523)	(23,159)
Debt restructuring costs	(605)	(19,992)	(192)
Income (loss) before taxes	(10,543)	(8,321)	14,709
Tax benefit of taxable REIT subsidiaries	3,368	9,778	9,976
Net income (loss)	$(7,175)	$1,457	$24,685
Preferred unit distributions	(16,666)	—	—
Net income (loss) attributable to common unitholders	$(23,841)	$1,457	$24,685

See accompanying notes to financial statements.

QUALITYTECH, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(7,175)	$1,457	$24,685
Other comprehensive income (loss):
Increase in fair value of interest rate swaps	895	1,449	—
Reclassification of other comprehensive income to interest expense	110	—	—
Comprehensive income (loss)	$(6,170)	$2,906	$24,685

See accompanying notes to financial statements.

QUALITYTECH, LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

	Limited Partners' Capital				General Partner's Capital		Accumulated other
	Preferred Units		Common Units		Common Units		comprehensive income
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Balance January 1, 2016	—	$—	48,023	$719,866	1	$—	$—	$719,866
Issuance of shares through equity award plan	—	—	280	(1,726)	—	—	—	(1,726)
Equity-based compensation expense	—	—	—	10,584	—	—	—	10,584
Net proceeds from QTS Realty Trust, Inc. equity offering	—	—	6,325	275,862	—	—	—	275,862
Dividends to QTS Realty Trust, Inc.	—	—	—	(66,586)	—	—	—	(66,586)
Partnership distributions	—	—	—	(9,875)	—	—	—	(9,875)
Net income	—	—	—	24,685	—	—	—	24,685
Balance December 31, 2016	—	$—	54,628	$952,810	1	$—	$—	$952,810

Net share activity through equity award plan	—	—	582	1,022	—	—	—	1,022
Increase in fair value of interest rate swaps	—	—	—	—	—	—	1,449	1,449
Equity-based compensation expense	—	—	—	13,863	—	—	—	13,863
Net proceeds from QTS Realty Trust, Inc. equity offerings	—	—	2,036	107,495	—	—	—	107,495
Dividends to QTS Realty Trust, Inc.	—	—	—	(77,041)	—	—	—	(77,041)
Partnership distributions	—	—	—	(10,399)	—	—	—	(10,399)
Net income	—	—	—	1,457	—	—	—	1,457
Balance December 31, 2017	—	$—	57,246	$989,207	1	$—	$1,449	$990,656

Net share activity through equity award plan	—	—	553	(1,788)	—	—	—	(1,788)
Increase in fair value of interest rate swaps	—	—	—	—	—	—	895	895
Equity-based compensation expense	—	—	—	18,100	—	—	—	18,100
Net proceeds from QTS Realty Trust, Inc. Series A Preferred equity offering	4,280	103,212	—	—	—	—	—	103,212
Net proceeds from QTS Realty Trust, Inc. Series B Preferred equity offering	3,163	304,265	—	—	—	—	—	304,265
Dividends on Series A Preferred Units	—	—	—	(6,046)	—	—	—	(6,046)
Dividends on Series B Convertible Preferred Units	—	—	—	(10,621)	—	—	—	(10,621)
Common dividends to QTS Realty Trust, Inc.	—	—	—	(83,869)	—	—	—	(83,869)
Partnership distributions	—	—	—	(10,942)	—	—	—	(10,942)
Net loss	—	—	—	(7,175)	—	—	—	(7,175)
Balance December 31, 2018	7,443	$407,477	57,799	$886,866	1	$—	$2,344	$1,296,687

See accompanying notes to financial statements.

QUALITYTECH, LP

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities:
Net income (loss)	$(7,175)	$1,457	$24,685
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	143,354	136,585	120,805
Above/Below Market Lease Amortization	465	865	659
Amortization of deferred loan costs	3,856	3,640	3,285
Amortization of senior notes discount	—	229	261
Loss on extinguishment of debt	—	19,912	—
Equity-based compensation expense	14,972	13,863	10,584
Bad debt expense (recoveries)	(2,275)	3,519	1,752
Write off of deferred loan costs	605	80	224
Deferred tax benefit	(2,970)	(10,742)	(10,171)
Loss on sale of property	6,994	—	—
Integration, impairment & restructuring costs	19,575	9,027	1,927
Changes in operating assets and liabilities
Rents and other receivables, net	(6,495)	(12,881)	(17,101)
Prepaid expenses	(3,063)	755	158
Other assets	4,518	282	(561)
Accounts payable and accrued liabilities	8,573	(5,071)	6,290
Advance rents, security deposits and other liabilities	2,069	5,491	5,959
Deferred income	8,270	3,312	5,038
Net cash provided by operating activities	191,273	170,323	153,794
Cash flow from investing activities:
Proceeds from sale of property	2,779	—	—
Acquisitions, net of cash acquired	(117,029)	(127,038)	(173,067)
Additions to property and equipment	(484,303)	(307,314)	(279,905)
Net cash used in investing activities	(598,553)	(434,352)	(452,972)
Cash flow from financing activities:
Credit facility proceeds	483,000	888,000	574,000
Credit facility repayments	(362,000)	(696,000)	(459,002)
Debt Proceeds	—	1,920	—
5.75% Senior Notes Repayment	—	(300,000)	—
4.75% Notes Issuance	—	400,000	—
Payment of debt extinguishment costs	—	(13,218)	—
Payment of deferred financing costs	(3,964)	(10,862)	(4,177)
Payment of preferred stock dividends	(10,728)	—	—
Payment of cash dividends	(82,579)	(74,592)	(62,585)
Partnership distributions	(10,759)	(10,289)	(9,619)
Proceeds from exercise of stock options	246	4,972	858
Payment of tax withholdings related to equity based awards	(2,205)	(4,725)	(2,584)
Principal payments on capital lease obligations	(7,626)	(12,224)	(12,600)
Dulles, VA Vault Capital Lease Repayment	—	(17,785)	—
Mortgage principal debt repayments	(66)	(54)	—
Preferred stock issuance proceeds, net of costs	407,477	—	—
Common stock issuance proceeds, net of costs	—	107,549	275,663
Net cash provided by financing activities	410,796	262,692	299,954

Net increase (decrease) in cash and cash equivalents	3,516	(1,337)	776
Cash and cash equivalents, beginning of period	8,243	9,580	8,804
Cash and cash equivalents, end of period	$11,759	$8,243	$9,580

See accompanying notes to financial statements.

QUALITYTECH, LP

CONSOLIDATED STATEMENTS OF CASH FLOW (continue)

(in thousands)

	Year Ended December 31,
	2018	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amounts capitalized)	$24,532	$29,934	$19,897
Noncash investing and financing activities:
Accrued capital additions	$76,890	$75,965	$40,431
Accrued preferred stock dividends	$5,939	$—	$—
Accrued deferred financing costs	$76	$458	$39
Accrued equity issuance costs	$115	$25	$—

Acquisitions, net of cash acquired:
Land	$—	$9,363	$7,602
Buildings, improvements and equipment	445	14,341	80,975
Construction in Progress	114,283	103,334	62,884
Rents and other receivables, net	—	—	(2,042)
Acquired intangibles	2,301	—	34,521
Deferred costs	—	—	4,414
Prepaid expenses	—	—	574
Goodwill	—	—	(7,895)
Other assets	—	—	309
Capital lease and lease financing obligations	—	—	—
Accounts payable and accrued liabilities	—	—	(922)
Advance rents, security deposits and other liabilities	—	—	(1,343)
Deferred income	—	—	35
Deferred income taxes	—	—	(6,045)
Total acquisitions, net of cash acquired	$117,029	$127,038	$173,067

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

QTS elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2013. As a REIT, QTS generally is not required to pay federal corporate income taxes on its taxable income to the extent it is currently distributed to its stockholders.

The Operating Partnership is a Delaware limited partnership formed on August 5, 2009 and is QTS’ historical predecessor. As of December 31, 2018, QTS owned approximately 88.5% of the interests in the Operating Partnership. Substantially all of QTS’ assets are held by, and QTS’ operations are conducted through, the Operating Partnership. QTS’ interest in the Operating Partnership entitles QTS to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to QTS’ percentage ownership. As the sole general partner of the Operating Partnership, QTS generally has the exclusive power under the partnership agreement of the Operating Partnership to manage and conduct the Operating Partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners. QTS’ board of directors manages the Company’s business and affairs.

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

As discussed above, QTS owns no operating assets and has no operations independent of the Operating Partnership and its subsidiaries. Also, the Operating Partnership owns no operating assets and has no operations independent of its subsidiaries. Obligations under the 4.75% Senior Notes due 2025 and the unsecured credit facility, both discussed in Note 6, are fully, unconditionally, and jointly and severally guaranteed by the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS Realty Trust, Inc., the Operating Partnership, QTS Finance Corporation (the co-issuer of the 4.75% Senior Notes due 2025) or any subsidiary guarantor. The indenture governing the 4.75% Senior Notes due 2025 restricts the ability of the Operating Partnership to make distributions to QTS, subject to certain exceptions, including distributions required in order for QTS to maintain its status as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”).

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

Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation for real estate assets is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. For the year ended December 31, 2018, depreciation expense related to real estate assets and non-real estate assets was $101.2 million and $12.3 million, respectively, for a total of $113.5 million. For the year ended December 31, 2017, depreciation expense related to real estate assets and non-real estate assets was $90.1 million and $14.2 million, respectively, for a total of $104.3 million. For the year ended December 31, 2016, depreciation expense related to real estate assets and non-real estate assets was $77.5 million and $13.1 million, respectively, for a total of $90.6 million. The Company capitalizes certain development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset is ready for its intended use. Capitalization of such costs, excluding interest, aggregated to $17.4 million, $12.7 million and $11.0 million for the years ended December 31, 2018, 2017 and 2016 respectively. Interest is capitalized during the period of development by applying the Company’s weighted average effective borrowing rate to the actual development and other capitalized costs paid during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $26.8 million, $14.3 million and $11.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Other acquired intangible assets, which includes platform, above or below market leases, and trade name intangibles, are amortized on a straight-line basis over their respective expected lives. Above or below market leases are amortized as a reduction to or increase in rental revenue when the Company is a lessor as well as a reduction to or increase in rent expense over the remaining lease terms in the case of the Company as lessee. The expense associated with trade name intangibles is accounted for as real estate amortization expense, whereas the expense associated with the amortization of platform intangibles is accounted for as non-real estate amortization expense.

The Company accounts for the sale of assets under Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which provides for recognition or derecognition based on transfer of ownership. During the year ended December 31, 2018, the Company recognized a $7.0 million net loss on sale of equipment associated with the Company’s strategic growth plan. The loss on disposal is included within the “Restructuring” line item of the consolidated statements of operations.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill – The Company reviews its long-lived assets and intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. For the year ended December 31, 2018, the Company recognized $8.8 million of impairment losses related to certain product-related assets, which is included in the “Restructuring” line item of the consolidated statement of operations. For the year ended December 31, 2017, the Company recognized a $1.6 million impairment related to equipment used to support its cloud and managed service platform, which is included in the “Transaction, integration and impairment costs” line item of the consolidated statement of operations. No impairment losses were recorded for the year ended December 31, 2016.

The fair value of goodwill is the consideration transferred in a business combination which is not allocable to identifiable intangible and tangible assets. Goodwill is subject to at least an annual assessment for impairment. In connection with the goodwill impairment evaluation that the Company performed as of October 1, 2018, the Company determined qualitatively that it is not more likely than not that the fair value of the Company’s one reporting unit was less than the carrying amount, thus it did not perform a quantitative analysis. As the Company continues to operate and assess its goodwill at the consolidated level and its market capitalization significantly exceeds its net asset value, further analysis was not deemed necessary as of December 31, 2018.

Assets Held for Sale – As of December 31, 2018, the Company believed it was probable that it would complete a sale of the Manassas facility to a joint venture within one year and accordingly reclassified certain assets, as well as liabilities associated with those assets, as held for sale. The asset value of $71.8 million associated with the held for sale assets is included within the “Assets held for sale” line item of the consolidated statements of financial position and primarily consists of construction in progress. The liability value of $24.3 million associated with the held for sale liabilities is included within the “Liabilities held for sale” line item of the consolidated statements of financial position and primarily consists of accounts payable and accrued liabilities associated with construction in progress assets. See Note 19 for further discussion of the joint venture.

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

Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Debt issuance costs related to revolving debt arrangements are deferred and presented as assets on the balance sheet; however, all other debt issuance costs are recorded as a direct offset to the associated liability. Amortization of debt issuance costs, including those costs presented as offsets to the associated liability in the consolidated balance sheet, were $3.9 million, $3.6 million and $3.3 million for the years ended

December 31, 2018, 2017 and 2016, respectively. During the year ended December 31, 2018, the Company wrote off unamortized financing costs of $0.6 million to the income statement in connection with the modification of its unsecured credit facility in November 2018 whereby the company decreased the interest rates, modified and/or eliminated certain covenants and extended the term for an additional year. During the year ended December 31, 2017, the Company wrote off unamortized financing costs of $5.2 million to the income statement primarily in connection with the replacement of its $300 million 5.875% senior notes with the $400 million of 4.75% notes. During the year ended December 31, 2016, the Company wrote off unamortized financing costs of $0.2 million to the income statement in connection with the modification of its unsecured credit facility in December 2016 whereby the company increased the total capacity and extended the term for an additional year.

Deferred financing costs presented as assets on the balance sheet related to revolving debt arrangements, net of accumulated amortization are as follows:

	December 31,	December 31,
(dollars in thousands)	2018	2017

Deferred financing costs	$11,530	$9,775
Accumulated amortization	(3,859)	(1,908)
Deferred financing costs, net	$7,671	$7,867

Deferred financing costs presented as offsets to the associated liabilities on the balance sheets related to fixed term debt arrangements, net of accumulated amortization, are as follows:

	December 31,	December 31,
(dollars in thousands)	2018	2017

Deferred financing costs	$14,501	$12,675
Accumulated amortization	(2,944)	(1,039)
Deferred financing costs, net	$11,557	$11,636

Initial direct costs, or deferred leasing costs, include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements. These costs are incurred when the Company executes lease agreements and represent only incremental costs that would not have been incurred if the lease agreement had not been executed. The Company incurs the same incremental costs to obtain managed services and cloud contracts with customers that are accounted for pursuant to ASC 606, Revenue from Contracts with Customers. These costs are accounted for under ASC 340-40, Other Assets and Deferred Costs, which includes a similar framework for capitalization that is applied to the Company’s leasing contracts as only the direct and incremental costs of obtaining a revenue contract are capitalized. Because the framework of accounting for these costs and the underlying nature of the costs are the same for the Company’s revenue and lease contracts, the costs are presented on a combined basis within the Company’s financial statements and within the below table. Both revenue and leasing commissions are capitalized and generally amortized over the term of the related leases or the expected term of the contract using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of deferred leasing costs totaled $21.3 million, $18.5 million and $15.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Deferred leasing costs, net of accumulated amortization are as follows:

	December 31,	December 31,
(dollars in thousands)	2018	2017

Deferred leasing costs	$63,018	$54,868
Accumulated amortization	(25,593)	(20,956)
Deferred leasing costs, net	$37,425	$33,912

Revenue Recognition – In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which supersedes the prior revenue recognition requirements in ASC Topic 605, Revenue Recognition. Under this new guidance, entities should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This standard also requires enhanced disclosures. The standard is effective for annual and interim periods beginning after December 15, 2017. Retrospective and modified retrospective application is allowed. The Company adopted ASC Topic 606 effective January 1, 2018, and elected the modified retrospective transition approach. The adoption did not result in a cumulative catch-up adjustment to opening equity and does not change the recognition pattern of the Company’s operating revenues, a significant portion of which are recognized as rental income in accordance with ASC 840, Leases. Under ASC 606, disclosures are required to provide information on the nature, amount, timing, and uncertainty of revenue, certain costs, and cash flows arising from contracts with customers.

The Company derives its revenues from leases with customers for data center space which include lease rental revenue components and nonlease revenue components, such as power, cloud and managed services. A description of each of the Company’s disaggregated revenue streams as presented on the face of the consolidated statements of operations is as follows:

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

Cloud and Managed Services

The Company, through its TRS, may provide both its cloud product and use of its managed services to its customers on an individual or combined basis. In both its cloud and managed services offerings the TRS’s performance obligation is to provide services (e.g. cloud hosting, data backup, data storage or data center personnel labor hours) to facilitate a fully integrated information technology (“IT”) outsourcing environment over a contracted term. Although underlying services may vary, over the contracted term, monthly service offerings are substantially the same and the Company accounts for the services as a series of distinct services. Service fee revenue is recognized as the revenue is earned, which generally coincides with the services being provided. As the Company has the right to consideration from customers in an amount that corresponds directly with the value to the customer of the TRS’s performance of providing continuous services, the Company recognizes monthly revenue for the amount invoiced.

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

Other

Other revenue primarily consists of straight line rent. Straight line rent represents the difference in rents recognized during the period versus amounts contractually due pursuant to the underlying leases and is recorded as deferred rent receivable/payable in the consolidated balance sheets. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $29.7 million and $23.4 million as of December 31, 2018 and December 31, 2017, respectively.

Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. The Company records this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $33.2 million, $25.3 million and $22.0 million as of December 31, 2018, 2017 and 2016, respectively. Additionally, $12.5 million, $10.7 million and $9.4 million of deferred income was amortized into revenue for the years ended December 31, 2018, 2017 and 2016, respectively.

Equity-based Compensation – Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification and amortized ratably over their respective service periods. We have elected to account for forfeitures as they occur. Equity-based compensation expense net of forfeited and repurchased awards was $15.0 million, $13.9 million and $10.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Equity-based compensation expense for the year ended December 31, 2018 excludes $3.1 million of equity-based compensation expense associated with the acceleration of equity awards related to certain employees impacted by the Company’s strategic growth plan. The aforementioned equity-based compensation expense is included in the “Restructuring” expense line item on the consolidated statements of operations.

Allowance for Uncollectible Accounts Receivable – Rents receivable are recognized when due and are carried at cost, less an allowance for doubtful accounts. The Company records a provision for losses on rents receivable equal to the estimated uncollectible accounts, which is based on management’s historical experience and a review of the current status of the Company’s receivables. As necessary, the Company also establishes an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. The aggregate allowance for doubtful accounts was $3.8 million and $11.5 million as of December 31, 2018 and December 31, 2017, respectively.

Capital Leases and Lease Financing Obligations – The Company evaluates leased real estate to determine whether the lease should be classified as a capital or operating lease in accordance with U.S. GAAP.

The Company periodically enters into capital leases for certain data center equipment as well as fiber optic transmission cabling. In addition, through its acquisition of Carpathia Hosting, Inc. (“Carpathia”) on June 16, 2015, the Company is party to capital leases for property and equipment, as well as certain financing obligations. The outstanding liabilities for the capital leases were $2.7 million and $7.8 million as of December 31, 2018 and 2017, respectively. The outstanding liabilities for the lease financing obligations were $0.1 million and $0.9 million as of December 31, 2018 and 2017, respectively. The net book value of the assets associated with these leases was approximately $1.8 million and $14.7 million as of December 31, 2018 and 2017, respectively. Depreciation related to the associated assets is included in depreciation and amortization expense in the Statements of Operations.

See Note 6 for further discussion of capital leases and lease financing obligations.

Segment Information – The Company manages its business as one operating segment and thus one reportable segment consisting of a portfolio of investments in data centers located primarily in the United States.

Customer Concentrations – As of December 31, 2018, one of the Company’s customers represented 12.8% of its total monthly rental revenue. No other customers exceeded 5% of total monthly rental revenue.

As of December 31, 2018, two of the Company’s customers exceeded 5% of total accounts receivable. In aggregate, these two customers accounted for 25% of total accounts receivable. Both of these customers individually exceeded 10% of total accounts receivable.

Income Taxes – The Company has elected for two of its existing subsidiaries to be taxed as taxable REIT subsidiaries pursuant to the REIT rules of the U.S. Internal Revenue Code.

For the taxable REIT subsidiaries, income taxes are accounted for under the asset and liability method in accordance with ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. It is possible that some or all of our deferred tax assets could ultimately expire unused.  The Company establishes valuation allowances against deferred tax assets when the ability to fully utilize these benefits is determined to be uncertain.

The components of income tax provision from continuing operations are:

	For the Year Ended December 31,
	2018	2017	2016
Current:
U.S. federal	$(50)	$42	$(356)
U.S. State	395	297	20
Outside United States	78	44	33
Total Current	423	383	(303)
Deferred:
U.S. federal	(3,727)	(9,734)	(8,796)
U.S. State	(64)	(427)	(877)
Outside United States	—	—	—
Total Deferred	(3,791)	(10,161)	(9,673)
Total	$(3,368)	$(9,778)	$(9,976)

Temporary differences and carry forwards which give rise to the deferred tax assets and liabilities are as follows:

	For the Year Ended December 31,
	2018	2017	2016
Deferred tax liabilities
Property and equipment	$(3,089)	$(4,940)	$(15,031)
Goodwill	(1,953)	(1,396)	(1,290)
Intangibles	(11,910)	(13,606)	(24,244)
Other	(1,049)	(1,132)	(1,386)
Gross deferred tax liabilities	(18,001)	(21,074)	(41,951)
Deferred tax assets
Net operating loss carryforwards	17,610	8,888	18,035
Deferred revenue and setup charges	3,171	3,435	4,323
Leases	1	453	2,154
Credits	287	543	492
Bad debt reserve	409	2,250	41
Interest expense carryforward IRC Sec. 163(j)	2,253	—	—
Other	1,534	1,607	2,114
Gross deferred tax assets	25,265	17,176	27,159
Net deferred tax liability	7,264	(3,898)	(14,792)
Valuation allowance	(8,361)	(713)	(393)
Net deferred tax liability	$(1,097)	$(4,611)	$(15,185)

The taxable REIT subsidiaries currently have net operating loss carryforwards related to federal income taxes of $33.4 million that expire in 11-18 years and $32.6 million which have no expiration. The taxable REIT subsidiaries also have $66.3 million of net operating loss carryforwards relating to state income taxes that expire in 2-20 years. The Company’s interest expense carryforward of $8.8 million has no expiration.

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

	For the Year Ended December 31,
	2018	2017	2016
TRS
Statutory rate applied to pre-tax loss	$(9,656)	$(5,109)	$(7,299)
Permanent differences, net	97	(284)	(2,021)
State income tax, net of federal benefit	(1,430)	(388)	(689)
Foreign income tax	78	44	33
Federal and State rate change	(146)	(3,251)	—
Contribution of Assets to TRS	—	(866)	—
Other	41	(244)	—
Valuation allowance increase (decrease)	7,648	320	—
Total tax benefit	$(3,368)	$(9,778)	$(9,976)
Effective tax rate	7.3%	65.1%	46.5%

On December 22, 2017, the Tax Cuts and Jobs Act ("The Act"), was signed into law by President Trump. The tax legislation contains several provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.

The Company had significant deferred tax liabilities, primarily related to fixed assets and intangibles, on its balance sheet as of December 31, 2017. The value of the net deferred tax liabilities decreased significantly as a result of the reduction in the U.S. corporate income tax rate. Consequently, operating results for the reporting period ending

December 31, 2017 reflected a one-time non-cash income tax benefit of $3.3 million for the re-measurement of deferred tax assets (liabilities).

The Act also repealed corporate alternative minimum tax (“AMT”) for tax years beginning January 1, 2018, and provides that existing AMT credit carryforwards are refundable beginning in 2018. The Company has approximately $0.3 million of AMT credit carryovers that are expected to be fully refunded by 2022. The repeal of AMT did not result in any one-time income tax expense (benefit) to operating results.

The Company followed the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provided additional clarification regarding the application of ASC Topic 740 in situations where the Company may not have had the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period ending December 31, 2017 in which the Act was enacted. SAB 118 provided for a measurement period beginning in the reporting period that includes the Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements. In no circumstances was the measurement period to extend beyond one year from the enactment date.

The Company completed its accounted for income tax effects of the Act in the reporting period ending December 31, 2018 and included the impacts in its income tax provision from continuing operations in accordance with the measurement period guidance provided in SAB 118. The impacts of completing its accounting were not material to the income tax provision of the Company’s effective tax rate.

As of December 31, 2018, 2017 and 2016, the Company had no uncertain tax positions. If the Company accrues any interest or penalties on tax liabilities from significant uncertain tax positions, those items will be classified as interest expense and general and administrative expense, respectively, in the Statements of Operations and Statements of Comprehensive Income. For the years ended December 31, 2018, 2017 and 2016, the Company had accrued no such interest or penalties.

The Company is currently not under examination by the Internal Revenue Service or any state jurisdictions. Tax years ending after December 31, 2014 remain subject to examination and assessment, state limitation periods included. Tax years ending December 31, 2009 through December 31, 2013 remain open solely for purposes of examination of our loss and credit carryforwards.

The Company provides a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The evidence contemplated by management at December 31, 2018 and 2017 consists of current and prior operating results, available tax planning strategies, and the scheduled reversal of existing taxable temporary differences.  Evidence from the scheduled reversal of taxable temporary differences relies on management judgements based on the accumulation of available evidence. Those judgements may be subject to change in the future as evidence available to management changes. Management’s assessment of the Company’s valuation allowance may further change based on our generation or ability to project of future operating income, and changes in tax policy or tax planning strategies.

As of December 31, 2018 and 2017, valuation allowances of $8.4 million and $0.7 million, respectively, were recognized against certain net federal and state deferred tax assets since it is more likely than not that the deferred tax assets will not be realized. The $7.7 million year-over-year change is primarily caused by the federal and state valuation allowances recorded due to ongoing operating losses of the taxable REIT subsidiaries and a change in the evidence available related to the scheduled reversal of taxable temporary differences. Additionally, some portion of the change to the state valuation allowance is attributable to state net operating losses generated where the Company has discontinued its operations or reduced its presence in certain state jurisdictions.

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

As of December 31, 2018, the Company valued its interest rate swaps primarily utilizing Level 2 inputs. See Note 17 – ‘Fair Value of Financial Instruments’ for additional details.

New Accounting Pronouncements

In February 2016, and further amended in 2018, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current lease guidance in ASC 840, Leases. The core principle of Topic 842 requires lessees to recognize the assets and liabilities that arise from nearly all leases in the statement of financial position. Accounting applied by lessors will remain largely consistent with previous guidance, with additional changes set to align lessor accounting with the revised lessee model and the FASB’s revenue recognition guidance in Topic 606. The amendments in ASC 840 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements (Topic 842), which updated the lease standard to include practical expedients that remove the requirement to restate prior period financial statements upon adoption of the standard as well as a practical expedient which allows lessors not to separate non-lease components from the related lease components if both the timing and pattern of transfer are the same for the non-lease component(s) and related lease component and the combined single lease component would be classified as an operating lease. The Company plans to adopt ASC 842 effective January 1, 2019 using the modified retrospective approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The

Company will elect the package of practical expedients permitted under the transition guidance within the new standard,

which allows the Company to not reassess (i) whether expired or existing contracts contain a lease under the new standard, (ii) the lease classification for existing leases or (iii) whether previously-capitalized initial direct costs would qualify for capitalization under the new standard. In addition, the Company will not elect to use hindsight during transition. As lessee, the Company does not anticipate the classification of its leases to change but will recognize a new initial lease liability and right-of-use asset on the consolidated balance sheet for all operating leases which is expected to approximate $75 million to $80 million. This amount does not include leases that will commence subsequent to the initial adoption of ASC 842, one of which is a finance lease obligation the Company expects to approximate $45 million. As lessor, accounting for our leases will remain largely unchanged, apart from the narrower definition of initial direct costs that can be capitalized. The new lease standard more narrowly defines initial direct costs as only costs that are incremental at the signing of a lease. As the Company does not currently capitalize non-incremental costs, it expects the impact of this change to be immaterial to the financial statements. Additionally, from a lessor perspective, the transition relief is expected to alleviate the Company’s need to separate lease from certain non-lease components within its rental revenue contracts. The Company will disclose any changes to this analysis as identified.

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. Under current GAAP, the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted the standard in 2018, and the provisions of the standard have not had a material impact on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in ASU 2017-12 change the recognition and presentation requirements of hedge accounting, including the elimination of the requirement to separately measure and report hedge ineffectiveness and the addition of a requirement to present all items that affect earnings in the same income statement line item as the hedged item. ASU 2017-12 also provides new alternatives for: applying hedge accounting to additional hedging strategies; measuring the hedged item in fair value hedges of interest rate risk; reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method; and reducing the risk of material error correction if a company applies the shortcut method inappropriately. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted. The Company elected to early adopt this standard effective October 1, 2018, and the provisions of this standard did not have a material impact on its consolidated financial statements.

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

In October 2018, the FASB issued guidance codified in ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2018-16 permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The standard will be effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted for entities that have already adopted ASU 2017-12. The Company elected to early adopt this standard concurrent with ASU 2017-12, effective October 1, 2018, and the provisions of this standard did not have a material impact on our consolidated financial statements.

3. Acquisitions

(All references to square footage, acres and megawatts are unaudited)

Land Acquisitions

During 2018, the Company completed multiple acquisitions of land in Manassas, Virginia totaling 118 acres for approximately $37.0 million. A portion of the land is currently being used to support the construction of a data center. These acquisitions were accounted for as asset acquisitions. The land acquired in the Manassas purchases, as well as subsequent costs for construction in progress, are included within the “Construction in Progress” line item of the consolidated balance sheets. Total construction in progress costs related the Manassas facility were $116.2 million as of December 31, 2018, of which $71.0 million were included within the “Assets held for sale” line item of the consolidated balance sheets as the Company contributed the Manassas facility to a 50% owned joint venture subsequent to December 31, 2018.

In October 2018, the Company completed the acquisition of approximately 55 acres of land in Atlanta, Georgia for approximately $80.1 million adjacent to its existing Atlanta-Metro mega data center. The land acquired contained existing buildings as well as a below market ground lease asset with the Company as lessee for a portion of the land. The total purchase price allocation recorded on the opening balance sheet is included within the following line items of the consolidated balance sheet as of December 31, 2018: $0.4 million in “Buildings, improvement and equipment”, $2.3 million in “Acquired Intangibles, net” and $77.4 million in “Construction in Progress.” The acquisition was accounted for as an asset acquisition.

The Company completed multiple land acquisitions during the year ended December 31, 2017. In July 2017, the Company completed the acquisition of approximately 84 acres of land in Phoenix, Arizona for approximately $25 million to be used for future development. In August 2017, the Company completed the acquisition of approximately 24 acres of land in Ashburn, Virginia for approximately $17 million. In October 2017, the Company completed the acquisition of approximately 28 acres of land in Ashburn, Virginia for approximately $36 million to be used for future development. In October 2017, the Company completed the acquisition of approximately 92 acres of land in Hillsboro, Oregon for approximately $26 million to be used for future development. The fair value of the land acquired in each of the four aforementioned acquisitions, as well as costs associated with the subsequent development of the data center in Ashburn, aggregated $163.6 million as of December 31, 2017 and was included within the “Construction in Progress” line item of the consolidated balance sheets.

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

The Company accounted for this acquisition in accordance with ASC 805, Business Combinations, as a business combination. The Company valued the assets acquired and liabilities assumed primarily using Level 3 inputs.

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

The Company accounted for this acquisition in accordance with ASC Topic 840, Leases.

4. Acquired Intangible Assets and Liabilities

Summarized below are the carrying values for the major classes of intangible assets and liabilities (in thousands):

		December 31, 2018			December 31, 2017
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	12 years	$95,705	$(28,461)	$67,244	$95,705	$(20,512)	$75,193
In-Place Leases	0.5 to 10 years	32,066	(17,670)	14,396	32,066	(12,987)	19,079
Solar Power Agreement (1)	17 years	13,747	(3,639)	10,108	13,747	(2,830)	10,917
Platform Intangible	3 years	9,600	(9,600)	—	9,600	(8,133)	1,467
Acquired Favorable Leases
Acquired below market leases - as Lessee	46 years	2,301	—	2,301	—	—	—
Acquired above market leases - as Lessor	0.5 to 8 years	4,649	(3,247)	1,402	4,649	(2,328)	2,321
Tradenames	3 years	3,100	(3,100)	—	3,100	(2,626)	474
Total Intangible Assets		$161,168	$(65,717)	$95,451	$158,867	$(49,416)	$109,451

Solar Power Agreement (1)	17 years	13,747	(3,639)	10,108	13,747	(2,830)	10,917
Acquired Unfavorable Leases
Acquired below market leases - as Lessor	3 to 4 years	809	(611)	198	809	(375)	434
Acquired above market leases - as Lessee	11 to 12 years	2,453	(767)	1,686	2,453	(550)	1,903
Total Intangible Liabilities (2)		$17,009	$(5,017)	$11,992	$17,009	$(3,755)	$13,254

(1)	Amortization related to the Solar Power Agreement asset and liability is recorded at the same rate and therefore has no net impact on the statement of operations.
(2)	Intangible liabilities are included within the “Advance rents, security deposits and other liabilities” line item of the consolidated balance sheets.

Above or below market leases are amortized as a reduction to or increase in rental revenue in the case of the Company as lessor as well as a reduction to or increase in rent expense in the case of the Company as lessee over the remaining lease terms. The net effect of amortization of acquired above‑market and below‑market leases resulted in a net decrease in rental revenue of $0.5 million, $0.9 million, and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. The estimated amortization of acquired favorable and unfavorable leases for each of the five succeeding fiscal years ending December 31 is as follows (in thousands):

	Net Rental Revenue Decreases	Net Rental Expense Increase / (Decrease)
2019	$479	$(166)
2020	647	(166)
2021	46	(166)
2022	17	(166)
2023	17	(166)
Thereafter	—	1,446
Total	$1,205	$615

Net amortization of all other identified intangible assets and liabilities was $15.0 million, $18.2 million and $19.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. The estimated net amortization of all other identified intangible assets and liabilities for each of the five succeeding fiscal years ending December 31 is as follows (in thousands):

2019	$11,965
2020	11,379
2021	10,137
2022	9,910
2023	9,910
Thereafter	28,339
Total	$81,640

5.  Real Estate Assets and Construction in Progress

The following is a summary of properties owned or leased by the Company as of December 31, 2018 and 2017 (in thousands):

As of December 31, 2018:

Property Location	Land	Buildings and Improvements	Construction in Progress	Total Cost
Atlanta, Georgia (Atlanta-Metro)	$20,416	$493,446	$88,253	$602,115
Irving, Texas	8,606	345,615	99,445	453,666
Richmond, Virginia	2,180	253,098	67,932	323,210
Chicago, Illinois	9,400	130,150	133,095	272,645
Ashburn, Virginia (1)	17,325	63,245	184,951	265,521
Suwanee, Georgia (Atlanta-Suwanee)	3,521	166,298	3,188	173,007
Piscataway, New Jersey	7,466	97,806	33,472	138,744
Manassas, Virginia (1) (5)	—	—	45,194	45,194
Santa Clara, California (2)	—	98,548	7,600	106,148
Dulles, Virginia	3,154	72,435	3,852	79,441
Fort Worth, Texas	9,079	18,623	43,715	71,417
Sacramento, California	1,481	64,874	92	66,447
Princeton, New Jersey	20,700	34,046	431	55,177
Leased facilities (3)	—	43,347	9,334	52,681
Hillsboro, Oregon (1)	—	—	39,835	39,835
Phoenix, Arizona (1)	—	—	29,562	29,562
Other (4)	2,213	35,720	113	38,046
	$105,541	$1,917,251	$790,064	$2,812,856

(1)

Represent land purchases. Land acquisition costs, as well as subsequent development costs, are included within construction in progress until development on the land has ended and the asset is ready for its intended use.

(2)	Owned facility subject to long-term ground sublease.
(3)	Includes 10 facilities. All facilities are leased, including those subject to capital leases.
(4)	Consists of Miami, FL; Lenexa, KS; and Overland Park, KS facilities.
(5)	Excludes $71.0 million of construction in progress included within the “Assets held for sale” line item of the consolidated balance sheets.

As of December 31, 2017:

Property Location	Land	Buildings and Improvements	Construction in Progress	Total Cost
Atlanta, Georgia (Atlanta-Metro)	$20,416	$452,836	$28,614	$501,866
Irving, Texas	8,606	276,894	86,320	371,820
Richmond, Virginia	2,180	254,603	61,888	318,671
Chicago, Illinois	9,400	81,463	135,479	226,342
Suwanee, Georgia (Atlanta-Suwanee)	3,521	165,915	3,620	173,056
Piscataway, New Jersey	7,466	83,251	37,807	128,524
Santa Clara, California (1)	—	100,028	6,989	107,017
Ashburn, Virginia (2)	—	—	106,952	106,952
Dulles, Virginia	3,154	76,239	3,565	82,958
Sacramento, California	1,481	64,251	58	65,790
Leased Facilities (3)	—	59,460	5,534	64,994
Fort Worth, Texas	9,079	17,894	33,774	60,747
Princeton, New Jersey	20,700	32,948	451	54,099
Hillsboro, Oregon (2)	—	—	29,278	29,278
Phoenix, Arizona (2)	—	—	27,402	27,402
Other (4)	2,213	35,505	88	37,806
	$88,216	$1,701,287	$567,819	$2,357,322

(1)	Owned facility subject to long-term ground sublease.
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
(5)

6. Debt

Below is a listing of the Company’s outstanding debt, including capital leases and lease financing obligations, as of December 31, 2018 and 2017 (in thousands):

	Weighted Average
	Coupon Interest Rate at	Maturities as of	December 31,	December 31,
	December 31, 2018 (1)	December 31, 2018	2018	2017
Unsecured Credit Facility
Revolving Credit Facility	3.75%	December 17, 2022	$252,000	$131,000
Term Loan I	3.44%	December 17, 2023	350,000	350,000
Term Loan II	3.47%	April 27, 2024	350,000	350,000
Senior Notes	4.75%	November 15, 2025	400,000	400,000
Lenexa Mortgage	4.10%	May 1, 2022	1,801	1,866
Capital Lease and Lease Financing Obligations	4.34%	2019 - 2038	2,873	8,699
	3.89%		1,356,674	1,241,565
Less net debt issuance costs			(11,557)	(11,636)
Total outstanding debt, net			$1,345,117	$1,229,929

(1)	The coupon interest rates associated with Term Loan I and Term Loan II incorporate the effects of the Company’s interest rate swaps in effect as of December 31, 2018.

Credit Facilities, Senior Notes and Mortgage Notes Payable

(a) Unsecured Credit Facility – In November 2018, the Company executed an amendment to its amended and restated unsecured credit facility (the unsecured credit facility”), which among other things included extending the term, modifying or eliminating certain covenants and reduced pricing by 20 basis points. The unsecured credit facility includes a $350 million term loan which matures on December 17, 2023, a $350 million term loan which matures on April 27, 2024, and an $820 million revolving credit facility which matures on December 17, 2022, with a one year extension option. Amounts outstanding under the amended unsecured credit facility bear interest at a variable rate equal to, at the Company’s election, LIBOR or a base rate, plus a spread that will vary depending upon the Company’s leverage ratio. For revolving credit loans, the spread ranges from 1.35% to 1.95% for LIBOR loans and 0.35% to 0.95% for base rate loans. For term loans, the spread ranges from 1.30% to 1.90% for LIBOR loans and 0.30% to 0.90% for base rate loans. The unsecured credit facility also provides for borrowing capacity of up to $200 million in various foreign currencies, and a $500 million accordion feature, subject to obtaining additional loan commitments.

Under the unsecured credit facility, the capacity may be increased from the current capacity of $1.52 billion to $2.02 billion subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments. The Company is also required to pay a commitment fee to the lenders assessed on the unused portion of the unsecured revolving credit facility. At the Company’s election, it can prepay amounts outstanding under the unsecured credit facility, in whole or in part, without penalty or premium.

The Company’s ability to borrow under the amended unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants. As of December 31, 2018, the Company was in compliance with all of its covenants.

As of December 31, 2018, the Company had outstanding $952.0 million of indebtedness under the unsecured credit facility, consisting of $252.0 million of outstanding borrowings under the unsecured revolving credit facility and $700.0 million outstanding under the term loans, exclusive of net debt issuance costs of $6.3 million. In connection with the unsecured credit facility, as of December 31, 2018, the Company had letters of credit outstanding aggregating to $4.1 million. As of December 31, 2018, the weighted average interest rate for amounts outstanding under the unsecured credit facility, including the effects of interest rate swaps, was 3.53%.

The Company has also entered into certain interest rate swap agreements. See Note 7 – ‘Interest Rate Swaps’ for additional details.

(b) Senior Notes – On November 8, 2017, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the 5.875% Senior Notes due 2022 (collectively, the “Issuers”), the Company and certain of its other subsidiaries entered into a purchase agreement pursuant to which the Issuers issued $400 million aggregate principal amount of 4.75% Senior Notes due November 15, 2025 (the “Senior Notes”) in a private offering. The Senior Notes have an interest rate of 4.750% per annum and were issued at a price equal to 100% of their face value. The net proceeds from the offering were used to fund the redemption of, and satisfy and discharge the indenture pursuant to which the Issuers issued, all of their outstanding 5.875% Senior Notes and to repay a portion of the amount outstanding under the Company’s unsecured revolving credit facility. As of December 31, 2018, the outstanding net debt issuance costs associated with the Senior Notes were $5.2 million.

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

The annual remaining principal payment requirements as of December 31, 2018 per the contractual maturities and excluding extension options, capital leases and lease financing obligations, are as follows (in thousands):

2019	$62
2020	71
2021	74
2022	253,594
2023	350,000
Thereafter	750,000
Total	$1,353,801

As of December 31, 2018, the Company was in compliance with all of its covenants.

Capital Leases

The Company has historically entered into capital leases for certain data center equipment as well as fiber optic transmission cabling. In addition, through its acquisition of Carpathia on June 16, 2015, the Company acquired capital leases of both equipment and certain properties. Total outstanding liabilities for capital leases were $2.7 million as of December 31, 2018, of which $0.3 million were assumed through the Carpathia acquisition, all of which was related to the lease of real property. Carpathia had entered into capital lease arrangements for datacenter space under two lease agreements that expired in 2018 and 2019 at its Harrisonburg, Virginia and Ashburn, Virginia locations. Total recurring monthly payments range from approximately $0.2 million to $0.5 million during the terms of the leases, in addition to payments made for utilities. Depreciation related to the associated assets for the capital leases is included in depreciation and amortization expense in the Statements of Operations.

The following table summarizes the Company’s combined future payment obligations, excluding interest, as of December 31, 2018, on capital leases and lease financing obligations (in thousands):

2019	$994
2020	151
2021	48
2022	44
2023	49
Thereafter	1,587
Total	$2,873

7. Interest Rate Swaps

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

On April 5, 2017, the Company entered into forward interest rate swap agreements with an aggregate notional amount of $400 million. The forward swap agreements effectively fix the interest rate on $400 million of term loan borrowings, $200 million of swaps allocated to each term loan, from January 2, 2018 through December 17, 2021 and April 27, 2022, respectively,  at approximately 3.3% assuming the current LIBOR spread of 1.3%.

On December 20, 2018, the Company entered into additional forward interest rate swap agreements with an aggregate notional amount of $400 million. The forward swap agreements effectively fix the interest rate on $400 million of term loan borrowings, $200 million of swaps allocated to each term loan, from December 17, 2021 and April 27, 2022 through the current maturity dates of the respective term loans which are December 17, 2023 and April 27, 2024, respectively. The weighted average effective fixed interest rate on the $400 million notional amount of term loan financing following the execution of these swap agreements will approximate 3.9%, commencing on December 17, 2021 and April 27, 2022, assuming the current LIBOR spread of 1.3%. Additionally, the Company entered into forward interest rate swap agreements with an aggregate notional amount of $200 million. The forward swap agreements effectively fix the interest rate on $200 million of additional term loan borrowings, $100 million of swaps allocated to each term loan, from January 2, 2020 through the current maturity dates of December 17, 2023 and April 27, 2024, respectively.

The Company reflects its interest rate swap agreements, which are designated as cash flow hedges, at fair value as either assets or liabilities on the consolidated balance sheets within the “Other assets, net” or “Advance rents, security deposits and other liabilities” line items, as applicable. As of December 31, 2018, the fair value of interest rates swaps included an asset of $5.3 million as well as a liability of $3.0 million. As of December 31, 2017, the fair value of interest rate swaps was an asset of $1.4 million.

The forward interest rate swap agreements are derivatives that currently qualify for hedge accounting whereby the Company records the effective portion of changes in fair value of the interest rate swaps in accumulated other comprehensive income or loss on the consolidated balance sheets and statements of comprehensive income which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized within net income. The amount reclassified from other comprehensive income to interest expense on the consolidated statements of operations was $0.1 million for the year ended December 31, 2018. No amounts were reclassified from other comprehensive income to interest expense on the consolidated statements of operations for the years ended December 31, 2017 and 2016. There was no ineffectiveness recognized for the years ended December 31, 2018, 2017 and 2016. During the subsequent twelve months, beginning January 1, 2019, we estimate that $2.1 million will be reclassified from other comprehensive income as a reduction to interest expense.

Interest rate derivatives and their fair values as of December 31, 2018 and December 31, 2017 were as follows (in thousands):

		Fixed One Month
Notional Amount		LIBOR rate per			Fair Value (1)
December 31, 2018	December 31, 2017	annum	Effective Date	Expiration Date	December 31, 2018	December 31, 2017
$25,000	$25,000	1.989%	January 2, 2018	December 17, 2021	$331	$100
100,000	100,000	1.989%	January 2, 2018	December 17, 2021	1,318	401
75,000	75,000	1.989%	January 2, 2018	December 17, 2021	990	298
50,000	50,000	2.033%	January 2, 2018	April 27, 2022	667	158
100,000	100,000	2.029%	January 2, 2018	April 27, 2022	1,341	337
50,000	50,000	2.033%	January 2, 2018	April 27, 2022	666	155
100,000	—	2.617%	January 2, 2020	December 17, 2023	(782)	—
100,000	—	2.621%	January 2, 2020	April 27, 2024	(818)	—
200,000	—	2.636%	December 17, 2021	December 17, 2023	(722)	—
200,000	—	2.642%	April 27, 2022	April 27, 2024	(648)	—
$1,000,000	$400,000				$2,343	$1,449

(1)

Balance recorded in “other assets, net” in the consolidated balance sheets if in an asset position and recorded in “Advance rents, security deposits and other liabilities” in the consolidated balance sheets if in a liability position.

(2)
(3)

8. Restructuring

On February 20, 2018, the Company announced a strategic growth plan to realign its product offerings around its hyperscale and hybrid colocation product offerings, along with technology and services from the Company’s cloud and managed services business that support hyperscale and hybrid colocation customers. As part of the strategic growth plan, the Company narrowed its focus around certain of its cloud and managed services offerings and on April 24, 2018, the Company entered into definitive agreements with General Datatech, L.P. (“GDT”), an international provider of managed IT solutions, pursuant to which the Company agreed to assign to GDT certain assets, contracts and liabilities associated with the Company’s cloud and managed services products. These assets primarily consist of customer contracts and certain physical equipment. As of December 31, 2018, the Company had successfully completed the migration of the associated customers and transitioned impacted assets, contracts and liabilities to GDT. In connection with the definitive agreements, the Company and GDT also agreed to an ongoing relationship where the Company will lease data center space to GDT as well as provide ongoing services to GDT to support the transitioned customers. Expenses associated with the strategic growth plan are included in the “Restructuring” line item on the consolidated statements of operations. The Company does not expect to incur restructuring expenses related to the strategic growth plan during the year ended December 31, 2019.

Restructuring expenses incurred during year ended December 31, 2018 are as follows (in thousands):

			Equity-Based
			Compensation and		Product-Related
	Severance		Professional Fees		and Other		Total
Restructuring expense	$6,910	(1)	$7,740	(2)	$23,293	(3)	$37,943

(1)

As of December 31, 2018, the outstanding liability for accrued but unpaid severance expense was $0.4 million, which is included in the “Accounts payable and accrued liabilities” line item of the consolidated balance sheets.

(2)	As of December 31, 2018, there was no outstanding liability for accrued but unpaid equity based compensation and professional fees expense.
(3)

Product-related and other expenses primarily relate to impairment write-downs of depreciated property as well as losses incurred on the sale of equipment. As of December 31, 2018, the outstanding liability for accrued but unpaid product related and other expense was $2.3 million, which is included in the “Accounts payable and accrued liabilities” line item of the consolidated balance sheets.

(4)

9. Commitments and Contingencies

The Company is subject to various routine legal proceedings and other matters in the ordinary course of business. The Company currently does not have any litigation that would have a material adverse impact on the Company’s financial statements.

10. Partners’ Capital, Equity and Incentive Compensation Plans

QualityTech, LP

QTS has the full power and authority to do all the things necessary to conduct the business of the Operating Partnership.

As of December 31, 2018, the Operating Partnership had four classes of limited partnership units outstanding: Series A Preferred Stock Units, Series B Convertible Preferred Stock Units, Class A units of limited partnership interest (“Class A units”) and Class O LTIP units of limited partnership units (“Class O units”). The Class A units are now redeemable at any time for cash or shares of Class A common stock of QTS. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). Class O units are pari passu with Class A units. Each Class O unit is convertible into Class A units by the Operating Partnership at any time or by the holder at any time following full vesting (if such unit is subject to vesting) based on formulas contained in the partnership agreement.

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

The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the years ended December 31, 2018, 2017 and 2016:

	2010 Equity Incentive Plan					2013 Equity Incentive Plan
					Weighted			Weighted		Weighted
		Weighted	Weighted		average		Weighted	average		average
	Number of	average	Average fair	Number of	Grant date		average	fair	Restricted	Grant date
	Class O units	exercise price	value	Class RS units	value	Options	exercise price	value	Stock	value

Outstanding at January 1, 2016	1,292,899	$23.76	$3.68	39,875	$22.18	867,882	$27.80	$5.56	394,908	$33.82
Granted	—	—	—	—	—	229,693	45.78	9.91	237,563	45.53
Exercised/Vested (1)	(158,088)	21.56	4.18	—	—	(29,543)	25.70	4.96	(122,136)	33.26
Released from restriction	—	—	—	(39,875)	22.18	—	—	—	—	—
Cancelled/Expired (2)	—	—	—	—	—	(9,735)	32.14	6.95	(95,644)	33.92
Outstanding at December 31, 2016	1,134,811	$24.06	$3.62	—	$—	1,058,297	$31.72	$6.51	414,691	$40.67
Granted	—	—	—	—	—	468,875	50.66	10.32	228,576	49.86
Exercised/Vested (1)	(566,771)	24.60	2.24	—	—	(155,902)	31.89	6.60	(163,048)	40.63
Cancelled/Expired (2)	—	—	—	—	—	(2,000)	37.69	8.77	(98,355)	39.97
Outstanding at December 31, 2017	568,040	$23.52	$5.00	—	$—	1,369,270	$38.18	$7.80	381,864	$46.37
Granted	—	—	—	—	—	674,081	34.05	5.63	348,152	35.27
Exercised/Vested (1)	(465,761)	23.40	4.76	—	—	(6,188)	21.50	3.68	(224,660)	46.23
Cancelled/Expired (2)	—	—	—	—	—	—	—	—	(85,047)	43.50
Outstanding at December 31, 2018	102,279	$24.05	$5.67	—	$—	2,037,163	$36.86	$7.10	420,309	$37.83

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

The assumptions and fair values for restricted stock and options to purchase shares of Class A common stock granted for the years ended December 31, 2018, 2017 and 2016 are included in the following table on a per share basis. Options to purchase shares of Class A common stock were valued using the Black-Scholes model.

	2018	2017	2016
Fair value of restricted stock granted	$34.03 - $54.01	$48.63 - $51.88	$45.78 - $56.28
Fair value of options granted	$5.55 - $5.64	$10.11 - $10.36	$9.57 - $9.97
Expected term (years)	5.5 - 6.0	5.5 - 5.9	5.5 - 5.9
Expected volatility	28%	28%	30.7% - 31.3%
Expected dividend yield	4.82%	3.08%	3.14%
Expected risk-free interest rates	2.69% - 2.73%	2.12% - 2.18%	1.42% - 1.48%

The following tables summarize information about awards outstanding as of December 31, 2018.

	Operating Partnership Awards Outstanding
			Weighted average
		Awards	remaining
	Exercise prices	outstanding	vesting period (years)
Class O Units	$20.00 - 25.00	102,279	—
Total Operating Partnership awards outstanding		102,279

	QTS Realty Trust, Inc. Awards Outstanding
			Weighted average
		Awards	remaining
	Exercise prices	outstanding	vesting period (years)
Restricted stock	$—	420,309	1.7
Options to purchase Class A common stock	$21.00 - 50.66	2,037,163	1.3
Total QTS Realty Trust, Inc. awards outstanding		2,457,472

Any remaining nonvested awards are valued as of the grant date and generally vest ratably over a defined service period. As of December 31, 2018 there were approximately 0.4 million and 0.8 million nonvested restricted Class A common stock and options to purchase Class A common stock outstanding, respectively. As of December 31, 2018 the Company had $13.7 million of unrecognized equity-based compensation expense which will be recognized over a remaining weighted-average vesting period of 1.4 years. The total intrinsic value of the awards outstanding at December 31, 2018 was $25.5 million.

Dividends and Distributions

The following tables present quarterly cash dividends and distributions paid to QTS’ common and preferred stockholders and the Operating Partnership’s unit holders for the years ended December 31, 2018 and 2017:

Year Ended December 31, 2018
			Aggregate
		Per Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock
September 20, 2018	October 4, 2018	$0.41	$23.7
June 20, 2018	July 6, 2018	0.41	23.7
March 22, 2018	April 5, 2018	0.41	23.7
December 5, 2017	January 5, 2018	0.39	22.2
		$1.62	$93.3

Series A Preferred Stock
September 28, 2018	October 15, 2018	$0.45	$1.9
June 29, 2018	July 16, 2018	0.45	1.9
April 5, 2018	April 16, 2018	0.15	0.6
		$1.04	$4.4

Series B Preferred Stock
September 30, 2018	October 15, 2018	$1.99	$6.3
			$6.3

Year Ended December 31, 2017
			Aggregate
		Per Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock
September 22, 2017	October 5, 2017	$0.39	$22.2
June 16, 2017	July 6, 2017	0.39	21.6
March 16, 2017	April 5, 2017	0.39	21.4
December 16, 2016	January 5, 2017	0.36	19.7
		$1.53	$84.9

Additionally, subsequent to December 31, 2018, the Company paid the following dividends:

•

On January 8, 2019, the Company paid its regular quarterly cash dividend of $0.41 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on December 21, 2018.

•

On January 15, 2019, the Company paid a quarterly cash dividend of approximately $0.45 per share on its Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on December 31, 2018.

•

On January 15, 2019, the Company paid a cash dividend for the period of October 15, 2018 through January 14, 2019 of approximately $1.63 per share on its Series B Preferred Stock to holders of Series B Preferred Stock of record as of the close of business on December 31, 2018.

Equity Issuances

In March 2017, the Company established an “at-the-market” equity offering program (the “ATM Program”) pursuant to which the Company may issue, from time to time, up to $300 million of its Class A common stock. The Company issued no shares under the ATM Program during the year ended December 31, 2018.

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

Upon the occurrence of a change of control, holders will have the right (unless the Company has elected to exercise its special optional redemption right to redeem their Series A Preferred Stock) to convert some or all of such holder’s Series A Preferred Stock into a number of shares of Class A common stock, par value $0.01 per share, equal to the lesser of:

•the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid dividends (whether or not declared) to, but not including, the change of control conversion date (unless the change of control conversion date is after a record date for a Series A Preferred Stock dividend payment and prior to the corresponding Series A Preferred Stock dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this sum) by (ii) the Common Stock Price; and

•1.46929 (i.e., the Share Cap);

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

If a holder converts its shares of Series B Preferred Stock at any time beginning at the opening of business on the trading day immediately following the effective date of a fundamental change (as described in the prospectus supplement) and ending at the close of business on the 30th trading day immediately following such effective date, the holder will automatically receive a number of shares of the Company’s Class A common stock equal to the greater of:

•the sum of (i) a number of shares of the Company’s Class A common stock, as may be adjusted, as described in the Articles Supplementary for the 6.50% Series B Cumulative Convertible Perpetual Preferred Stock filed with the State Department of Assessments and Taxation of Maryland on June 22, 2018 (the “Articles Supplementary”) and (ii) the make-whole premium described in the Articles Supplementary; and

•a number of shares of the Company’s Class A common stock equal to the lesser of (i) the liquidation preference divided by the average of the daily volume weighted average prices of the Company’s Class A common stock for ten days preceding the effective date of a fundamental change and (ii) 5.1020 (subject to adjustment).

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

11. Related Party Transactions

The Company periodically executes transactions with entities affiliated with its Chairman and Chief Executive Officer. Such transactions include automobile, furniture and equipment purchases as well as building operating lease payments and receipts, and reimbursement for the use of a private aircraft service by the Company’s officers and directors.

The transactions which occurred during the years ended December 31, 2018, 2017 and 2016 are outlined below (in thousands):

	December 31,
(dollars in thousands)	2018	2017	2016
Tax, utility, insurance and other reimbursement	$724	$796	$878
Rent expense	1,014	1,014	1,014
Capital assets acquired	464	561	323
Total	$2,202	$2,371	$2,215

12. Employee Benefit Plan

The Company sponsors a defined contribution 401(k) retirement plan covering all eligible employees.

Qualified employees may elect to contribute to the 401(k) Plan on a pre-tax basis. The maximum amount of employee contribution is subject only to statutory limitations. Starting on January 1, 2015, the Company matched 50% of the first 6% of contributions made by employees. Since January 1, 2016, the Company has matched 100% of the first 1% of contributions and 50% of the next 5% of contributions made by employees. The Company contributed $2.5 million, $2.6 million and $2.5 million to the 401(k) Plan for the years ended December 31, 2018, 2017 and 2016, respectively.

13. Noncontrolling Interest

Concurrently with the completion of the IPO, QTS consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership as of the date of the IPO.

Commencing at any time beginning November 1, 2014, at the election of the holders of the noncontrolling interest, the Class A units of the Operating Partnership are redeemable for cash or, at the election of the Company, Class A common stock of the Company on a one-for-one basis. As of December 31, 2018, the noncontrolling ownership interest percentage of QualityTech, LP was 11.5%.

14. Earnings per share of QTS Realty Trust, Inc.

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

The computation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Year Ended
	December 31,
	2018	2017	2016
Numerator:
Net income (loss)	$(7,175)	$1,457	$24,685
Loss (income) attributable to noncontrolling interests	2,715	(175)	(3,160)
Preferred stock dividends	(16,666)	—	—
Earnings attributable to participating securities	(947)	(593)	3,160
Net income (loss) available to common stockholders after allocation of participating securities	$(22,073)	$689	$24,685
Denominator:
Weighted average shares outstanding - basic	50,433	48,381	46,206
Effect of Class A partnership units	—	6,696	6,783
Effect of Class O units and options to purchase Class A common stock on an "as if" converted basis	—	779	973
Weighted average shares outstanding - diluted	50,433	55,856	53,962

Basic net income (loss) per share	$(0.44)	$0.01	$0.47

Diluted net income (loss) per share	$(0.44)	$0.01	$0.46

*

Note:  The table above does not include Class A partnership units of 6.7 million for the year ended December 31, 2018, 0.4 million reflecting the effects of Class O units and options to purchase common stock on an "as if" converted basis for the year ended December 31, 2018, and 3.5 million reflecting the effects of Series B Convertible preferred stock on an “as if” converted basis for the year ended December 31, 2018, as their respective inclusion would have been antidilutive.

*

15. Operating Leases, as Lessee

The Company leases and/or licenses several data center facilities and related equipment, its corporate headquarters and additional office space. Many of the data center facilities that the Company leases were acquired in 2015 through its acquisition of Carpathia. In addition, the Company has entered into a long-term ground sublease for its Santa Clara property through October 2052. Rent expense for the aforementioned leases was $15.4 million, $17.9 million and $20.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is classified in property operating costs and general and administrative expenses in the accompanying Statements of Operations. The Company recorded $0.1 million of capitalized rent for the year ended December 31, 2016. The Company recorded no capitalized rent for the years ended December 31, 2018 and 2017. The future non-cancellable minimum rental payments required under operating leases and/or licenses at December 31, 2018 are as follows (in thousands):

Year Ending December 31,
2019	$14,778
2020	11,128
2021	11,008
2022	10,161
2023	10,250
Thereafter	57,221
Total	$114,546

16. Contracts with Customers

Future minimum payments to be received under non-cancelable customer contracts (inclusive of payments for contracts which have not yet commenced, and exclusive of recoveries of operating costs from customers) are as follows for the years ending December 31 (in thousands):

Year Ending December 31,
2019	$355,440
2020	291,162
2021	232,905
2022	152,069
2023	84,368
Thereafter	112,889
Total	$1,228,833

18. Fair Value of Financial Instruments

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2018 or December 31, 2017.

Credit facility and Senior Notes: The Company’s unsecured credit facility did not have interest rates which were materially different than current market conditions and therefore, the fair value approximated the carrying value. The fair value of the Company’s Senior Notes was estimated using Level 2 “significant other observable inputs,” primarily based on quoted market prices for the same or similar issuances. At December 31, 2018, the fair value of the Senior Notes was approximately $374.0 million.

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

17. Quarterly Financial Information (unaudited)

The tables below reflect the selected quarterly information for the years ended December 31, 2018 and 2017 for QTS (in thousands except share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2018
Revenues	$112,337	$112,213	$112,277	$113,697
Operating income (loss)	12,876	(1,552)	1,882	5,455
Net income (loss)	6,402	(6,892)	(6,433)	(252)
Net income (loss) attributable to QTS Realty Trust, Inc.	6,476	(5,282)	(5,431)	(223)
Net income (loss) attributable to common stockholders	(569)	(12,327)	(7,679)	(551)
Net income (loss) per share attributable to common shares - basic	(0.02)	(0.25)	(0.16)	(0.02)
Net income (loss) per share attributable to common shares - diluted	(0.02)	(0.25)	(0.16)	(0.02)

2017
Revenues	$118,911	$113,767	$107,868	$105,964
Operating income	7,553	12,833	10,826	10,915
Net income (loss)	(16,113)	7,394	4,608	5,568
Net income (loss) attributable to QTS Realty Trust, Inc.	(14,142)	6,507	4,040	4,877
Net income (loss) attributable to common stockholders	(14,142)	6,507	4,040	4,877
Net income (loss) per share attributable to common shares - basic	(0.29)	0.13	0.08	0.10
Net income (loss) per share attributable to common shares - diluted	(0.29)	0.13	0.08	0.10

The table below reflects the selected quarterly information for the years ended December 31, 2018 and 2017 for the Operating Partnership (in thousands):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2018
Revenues	$112,337	$112,213	$112,277	$113,697
Operating income (loss)	12,876	(1,552)	1,882	5,455
Net income (loss)	6,402	(6,892)	(6,433)	(252)
Net income (loss) attributable to common unitholders	(643)	(13,937)	(8,681)	(580)

2017
Revenues	$118,911	$113,767	$107,868	$105,964
Operating income	7,553	12,833	10,826	10,915
Net income	(16,113)	7,394	4,608	5,568
Net income (loss) attributable to common unitholders	(16,113)	7,394	4,608	5,568

19. Subsequent Events

On February 22, 2019, QTS completed the formation of a joint venture with Alinda Capital Partners (“Alinda”), a premier infrastructure investment firm. QTS contributed a 118,000 square foot hyperscale data center in Manassas, VA to the venture in exchange for an equity interest in the joint venture. As this joint venture will be managed by a premier board of directors initially consisting of equal representation from QTS and Alinda, we expect the joint venture to be accounted for as an equity method investment. As of December 31, 2018, the Company classified certain assets, as well as liabilities associated with those assets, as held for sale pursuant to the contribution of those assets and liabilities to the joint venture. The asset value of $71.8 million associated with the held for sale assets is included within the “Assets held for sale” line item of the consolidated balance sheets and primarily consists of construction in progress. The liability value of $24.3 million associated with the held for sale liabilities is included within the “Liabilities held for sale” line item of the consolidated balance sheet and primarily consists of accounts payable and accrued liabilities associated with construction in progress assets.

In January 2019, the Company paid its regular quarterly cash dividends on its common stock, Series A Preferred Stock and Series B Preferred Stock. See the ‘Liquidity and Capital Resources’ section of Item 7 for additional details.

Subsequent to December 31, 2018, the Company authorized the following dividends:

•

On February 22, 2019, the Company announced that its board of directors authorized payment of a regular quarterly cash dividend of $0.44 per common share and per unit in the Operating Partnership, payable on April 4, 2019, to stockholders and unit holders of record as of the close of business on March 20, 2019.

•

On February 22, 2019, the Company announced that its board of directors authorized payment of a regular quarterly cash dividend of approximately $0.45 per share on its Series A Preferred Stock, payable on April 15, 2019, to holders of Series A Preferred Stock of record as of the close of business on March 31, 2019.

•

On February 22, 2019, the Company announced that its board of directors authorized payment of a regular quarterly cash dividend of approximately $1.63 per share on its Series B Preferred Stock, payable on April 15, 2019, to holders of Series B Preferred Stock of record as of the close of business on March 31, 2019.

QTS REALTY TRUST, INC.

QUALITYTECH, LP

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

December 31, 2018

	Balance at			Balance at
Year Ended December 31,	beginning of	Charge to	Additions/	end of
(dollars in thousands)	period	expenses	(Deductions)	period

Allowance for doubtful accounts
2018	$11,453	$(2,275)	$(5,414)	$3,764
2017	4,217	7,375	(139)	11,453
2016	5,063	1,752	(2,598)	4,217

Valuation allowance for deferred tax assets
2018	$713	$7,648	$—	$8,361
2017	393	320	—	713
2016	393	—	—	393

QTS REALTY TRUST, INC.

QUALITYTECH, LP

SCHEDULE III – REAL ESTATE INVESTMENTS

December 31, 2018

	Initial Costs			Costs Capitalized Subsequent to Acquisition			Gross Carrying Amount
As of December 31, 2018										Accumulated
(dollars in thousands)		Buildings and	Construction		Buildings and	Construction		Buildings and	Construction	Depreciation and	Date of
Property Location	Land	Improvements	in Progress	Land	Improvements	in Progress	Land	Improvements	in Progress	Amortization (1)	Acquisition
Owned Properties
Atlanta, Georgia (Atlanta-Metro)	$12,647	$35,473	$—	$7,769	$457,973	$88,253	$20,416	$493,446	$88,253	$(162,808)	10/3/2006
Irving, Texas	—	5,808	—	8,606	339,807	99,445	8,606	345,615	99,445	(40,650)	2/8/2013
Richmond, Virginia	2,000	11,200	—	180	241,898	67,932	2,180	253,098	67,932	(60,731)	3/20/2010
Chicago, Illinois	—	—	17,764	9,400	130,150	115,331	9,400	130,150	133,095	(10,302)	7/8/2014
Suwanee, Georgia (Atlanta-Suwanee)	1,395	29,802	—	2,126	136,496	3,188	3,521	166,298	3,188	(66,678)	9/1/2005
Piscataway, New Jersey	7,466	80,366	13,900	—	17,440	19,572	7,466	97,806	33,472	(6,585)	6/6/2016
Santa Clara, California	—	15,838	—	—	82,710	7,600	—	98,548	7,600	(40,466)	11/1/2007
Sacramento, California	1,481	52,753	—	—	12,121	92	1,481	64,874	92	(11,522)	12/21/2012
Fort Worth, Texas	136	610	48,984	8,943	18,013	(5,269)	9,079	18,623	43,715	(1,195)	12/16/2016
Princeton, New Jersey	20,700	32,126	—	—	1,920	431	20,700	34,046	431	(3,972)	6/30/2014
Dulles, Virginia	3,154	29,583	—	—	42,852	3,852	3,154	72,435	3,852	(18,586)	10/6/2017
Ashburn, Virginia (2)	—	—	53,009	17,325	63,245	131,942	17,325	63,245	184,951	(1,704)	8/9/2017 & 10/23/2017
Phoenix, Arizona (2)	—	—	24,668	—	—	4,894	—	—	29,562	—	8/11/2017
Hillsboro, Oregon (2)	—	—	25,657	—	—	14,178	—	—	39,835	—	10/3/2017
Miami, Florida	1,777	6,955	—	—	24,080	90	1,777	31,035	90	(11,044)	3/6/2008
Lenexa, Kansas	400	3,100	—	36	735	—	436	3,835	—	(457)	6/3/2011
Manassas, Virginia (1) (5)	—	—	24,626	—	—	20,568	—	—	45,194	—	3/2/2018
	$51,156	$303,614	$208,608	$54,385	$1,569,440	$572,099	$105,541	$1,873,054	$780,707	$(436,700)
Leased Properties
Leased Facilities acquired in 2015	—	59,087	—	—	(37,471)	382	—	21,616	382	(18,586)	6/16/2015
Jersey City, New Jersey	—	1,985	—	—	19,745	8,952	—	21,730	8,952	(11,757)	11/1/2006
Overland Park, Kansas	—	—	—	—	851	22	—	851	22	(601)
	$—	$61,072	$—	$—	$(16,875)	$9,356	$—	$44,197	$9,356	$(30,944)
	$51,156	$364,686	$208,608	$54,385	$1,552,565	$581,455	$105,541	$1,917,251	$790,064	$(467,644)

(1)	See Note 2 ‘Significant Accounting Policies’ for information regarding asset lives on which depreciation and amortization are calculated.
(2)

Represent land purchases. Land acquisition costs, as well as subsequent development costs, are included within construction in progress until development on the land has ended and the asset is ready for its intended use.

The aggregate gross cost of the Company’s properties for federal income tax purposes was $3.03 billion (unaudited) as of December 31, 2018.

The following table reconciles the historical cost and accumulated depreciation for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Property
Balance, beginning of period	$2,357,322	$1,964,857	$1,583,153
Disposals	(43,616)	(18,198)	(8,946)
Additions (acquisitions and improvements)	499,150	410,663	390,650
Balance, end of period	$2,812,856	$2,357,322	$1,964,857
Accumulated depreciation
Balance, beginning of period	$(394,823)	$(317,834)	$(239,936)
Disposals	30,139	13,970	6,761
Additions (depreciation and amortization expense)	(102,960)	(90,959)	(84,659)
Balance, end of period	$(467,644)	$(394,823)	$(317,834)