Form 10-Q
period 2019-03-31
QTS Realty Trust, Inc.; QualityTech, LP
filed 2019-05-10
CIK 1577368, 1561164

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

QTS Realty Trust, Inc. Yes ☐ No ☒	QualityTech, LP Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Class A common stock, $.01 par value	QTS	New York Stock Exchange
Preferred Stock, 7.125% Series A Cumulative Redeemable Perpetual, $0.01 par value	QTS PR A	New York Stock Exchange
Preferred Stock, 6.50% Series B Cumulative Convertible Perpetual, $0.01 par value	QTS PR B	New York Stock Exchange

There were 55,261,739 shares of Class A common stock, $0.01 par value per share, and 128,408 shares of Class B common stock, $0.01 par value per share, of QTS Realty Trust, Inc. outstanding on May 6, 2019.

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

Substantially all of QTS’s assets are held by, and its operations are conducted through, the Operating Partnership. QTS is the sole general partner of the Operating Partnership, and, as of March 31, 2019, its only material asset consisted of its ownership of approximately 89.2% of the Operating Partnership. Management operates QTS and the Operating Partnership as one business. The management of QTS consists of the same employees as the management of the Operating Partnership. QTS does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. QTS has not issued or guaranteed any indebtedness. Except for net proceeds from public equity issuances by QTS, which are contributed to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership, the Operating Partnership generates all remaining capital required by our business through its operations, the direct or indirect incurrence of indebtedness, and the issuance of partnership units. Therefore, as general partner with voting control of the Operating Partnership, QTS consolidates the Operating Partnership for financial reporting purposes.

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

In addition, in light of these combined disclosures, we believe it is important for investors to understand the few differences between QTS and the Operating Partnership in the context of how QTS and the Operating Partnership operate as a consolidated company. With respect to balance sheets, the presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated balance sheets of QTS and those of the Operating Partnership. On the Operating Partnership’s consolidated balance sheets, partners’ capital includes preferred partnership units and common partnership units as well as accumulated other comprehensive income (loss) that are owned by or attributable to QTS and other partners. On QTS’ consolidated balance sheets, stockholders’ equity includes preferred stock, common stock, additional paid-in capital, accumulated other comprehensive income (loss) and accumulated dividends in excess of earnings. The remaining equity reflected on QTS’ consolidated balance sheet is the portion of net assets that are retained by partners other than QTS, referred to as noncontrolling interests. With respect to statements of operations, the primary difference in QTS’ Statements of Operations and Statements of Comprehensive Income (Loss) is that for net income (loss), QTS retains its proportionate share of the net income (loss) based on its ownership of the Operating Partnership, with the remaining balance being retained by the Operating Partnership.

In order to highlight the few differences between QTS and the Operating Partnership, there are sections and disclosure in this report that discuss QTS and the Operating Partnership separately, including separate financial statements, separate audit reports, separate controls and procedures sections, separate Exhibit 31 and 32 certifications, and separate presentation of certain accompanying notes to the financial statements, including Note 10 – Partners’ Capital, Equity and Incentive Compensation Plans. In the sections that combine disclosure for QTS and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of “we,” “our,” “us,” “our company” and “the Company.” Although the Operating Partnership is generally the entity that enters into contracts, holds assets and issues debt, we believe that these general references to “we,” “our,” “us,” “our company” and “the Company” in this context are appropriate because the business is one enterprise operated through the Operating Partnership.

QTS Realty Trust, Inc.

QualityTech, LP

Form 10-Q

For the Quarterly Period Ended March 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Real Estate Assets
Land	$105,541	$105,541
Buildings, improvements and equipment	2,031,825	1,917,251
Less: Accumulated depreciation	(494,787)	(467,644)
	1,642,579	1,555,148
Construction in progress	803,888	790,064
Real Estate Assets, net	2,446,467	2,345,212
Investments in unconsolidated entity	44,191	—
Operating lease right-of-use assets, net	61,585	—
Cash and cash equivalents	18,678	11,759
Rents and other receivables, net	56,898	55,093
Acquired intangibles, net	92,053	95,451
Deferred costs, net	45,674	45,096
Prepaid expenses	9,585	6,822
Goodwill	173,843	173,843
Assets held for sale	—	71,800
Other assets, net	55,280	56,893
TOTAL ASSETS	$3,004,254	$2,861,969

LIABILITIES
Unsecured credit facility, net	$828,861	$945,657
Senior notes, net of debt issuance costs	394,944	394,786
Finance leases and mortgage notes payable	48,988	4,674
Operating lease liabilities	69,346	—
Accounts payable and accrued liabilities	120,501	99,166
Dividends and distributions payable	33,244	29,633
Advance rents, security deposits and other liabilities	34,515	32,679
Liabilities held for sale	—	24,349
Deferred income taxes	1,208	1,097
Deferred income	38,167	33,241
TOTAL LIABILITIES	$1,569,774	$1,565,282

EQUITY
7.125% Series A cumulative redeemable perpetual preferred stock: $0.01 par value (liquidation preference $25.00 per share), 4,600,000 shares authorized, 4,280,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	103,212	103,212
6.50% Series B cumulative convertible perpetual preferred stock: $0.01 par value (liquidation preference $100.00 per share), 3,162,500 shares authorized, issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	304,223	304,265
Common stock: $0.01 par value, 450,133,000 shares authorized, 55,353,643 and 51,123,417 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	554	511
Additional paid-in capital	1,214,711	1,062,473
Accumulated other comprehensive income (loss)	(6,702)	2,073
Accumulated dividends in excess of earnings	(292,219)	(278,548)
Total stockholders’ equity	1,323,779	1,193,986
Noncontrolling interests	110,701	102,701
TOTAL EQUITY	1,434,480	1,296,687
TOTAL LIABILITIES AND EQUITY	$3,004,254	$2,861,969

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental	$98,596	$88,415
Variable lease revenue from recoveries	10,793	11,513
Other	3,300	13,769
Total revenues	112,689	113,697
Operating expenses:
Property operating costs	34,103	37,740
Real estate taxes and insurance	3,367	2,905
Depreciation and amortization	38,788	35,913
General and administrative	19,891	22,234
Transaction and integration costs	1,214	920
Restructuring	—	8,530
Total operating expenses	97,363	108,242
Gain on sale of real estate, net	13,408	—
Operating income	28,734	5,455
Other income and expense:
Interest income	45	1
Interest expense	(7,146)	(8,110)
Equity in earnings (loss) of unconsolidated entity	(274)	—
Income (loss) before taxes	21,359	(2,654)
Tax benefit (expense) of taxable REIT subsidiaries	(211)	2,402
Net income (loss)	21,148	(252)
Net (income) loss attributable to noncontrolling interests	(1,590)	29
Net income (loss) attributable to QTS Realty Trust, Inc.	$19,558	$(223)
Preferred stock dividends	(7,045)	(328)
Net income (loss) attributable to common stockholders	$12,513	$(551)

Net income (loss) per share attributable to common shares:
Basic	$0.20	$(0.02)
Diluted	0.20	(0.02)

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$21,148	$(252)
Other comprehensive income:
Increase (decrease) in fair value of derivative contracts	(9,853)	5,982
Reclassification of other comprehensive income to interest expense (income)	(494)	402
Comprehensive income	10,801	6,132
Comprehensive (income) attributable to noncontrolling interests	(1,217)	(702)
Comprehensive income attributable to QTS Realty Trust, Inc.	$9,584	$5,430

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF EQUITY

(unaudited and in thousands)

The consolidated statement of equity for the three months ended March 31, 2019:

						Accumulated other	Accumulated	Total
	Preferred Stock		Common stock		Additional	comprehensive	dividends in	stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	paid-in capital	income (loss)	excess of earnings	equity	interests	Total
Balance January 1, 2019	7,443	$407,477	51,123	$511	$1,062,473	$2,073	$(278,548)	$1,193,986	$102,701	$1,296,687
Net cumulative effect upon ASC 842 adoption (see Note 2)	—	—	—	—	—	—	(1,813)	(1,813)	—	(1,813)
Net share activity through equity award plan	—	—	231	3	660	—	—	663	78	741
Decrease in fair value of derivative contracts	—	—	—	—	—	(8,775)	—	(8,775)	(1,078)	(9,853)
Equity-based compensation expense	—	—	—	—	2,928	—	—	2,928	372	3,300
Adjustment to expenses net from Series B Preferred stock offering	—	(42)	—	—	—	—	—	(42)	—	(42)
Net proceeds from common equity offering	—	—	4,000	40	148,650	—	—	148,690	9,973	158,663
Dividends declared on the Series A Preferred Stock	—	—	—	—	—	—	(1,906)	(1,906)	—	(1,906)
Dividends declared on the Series B Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(24,371)	(24,371)	—	(24,371)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(2,935)	(2,935)
Net income	—	—	—	—	—	—	19,558	19,558	1,590	21,148
Balance March 31, 2019	7,443	$407,435	55,354	$554	$1,214,711	$(6,702)	$(292,219)	$1,323,779	$110,701	$1,434,480

The consolidated statement of equity for the three months ended March 31, 2018:

						Accumulated other	Accumulated	Total
	Preferred Stock		Common stock		Additional	comprehensive	dividends in	stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	paid-in capital	income	excess of earnings	equity	interests	Total
Balance January 1, 2018	—	$—	50,702	$507	$1,049,176	$1,283	$(173,552)	$877,414	$113,242	$990,656
Net share activity through equity award plan	—	—	434	4	(1,311)	—	—	(1,307)	1,069	(238)
Increase in fair value of derivative contracts	—	—	—	—	—	5,290	—	5,290	692	5,982
Equity-based compensation expense	—	—	—	—	4,337	—	—	4,337	561	4,898
Net proceeds from Series A Preferred Stock offering	4,280	103,184	—	—	—	—	—	103,184	—	103,184
Dividends declared on the Series A Preferred Stock	—	—	—	—	—	—	(328)	(328)	—	(328)
Dividends declared to common stockholders	—	—	—	—	—	—	(20,971)	(20,971)	—	(20,971)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(2,736)	(2,736)
Net income (loss)	—	—	—	—	—	—	(223)	(223)	(29)	(252)
Balance March 31, 2018	4,280	$103,184	51,136	$511	$1,052,202	$6,573	$(195,074)	$967,396	$112,799	$1,080,195

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the three months ended March 31, 2019 and 2018

	2019	2018
Cash flow from operating activities:
Net income (loss)	$21,148	$(252)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,247	34,580
Amortization of above and below market leases	64	139
Amortization of deferred loan costs	978	962
Equity-based compensation expense	3,300	3,481
Bad debt recoveries	—	(863)
Gain on sale of real estate, net	(13,408)	—
Deferred tax expense (benefit)	111	(2,402)
Restructuring costs, net of cash paid	—	8,020
Changes in operating assets and liabilities
Rents and other receivables, net	(1,804)	2,753
Prepaid expenses	(2,762)	(4,165)
Other assets	(419)	(3,339)
Accounts payable and accrued liabilities	(6,866)	9,619
Advance rents, security deposits and other liabilities	1,653	(354)
Deferred income	4,926	3,374
Net cash provided by operating activities	44,168	51,553

Cash flow from investing activities:
Proceeds from sale of property, net	52,722	—
Acquisitions, net of cash acquired	—	(24,626)
Additions to property and equipment	(101,234)	(103,936)
Net cash used in investing activities	(48,512)	(128,562)

Cash flow from financing activities:
Credit facility proceeds	93,000	102,000
Credit facility repayments	(210,000)	(95,000)
Payment of deferred financing costs	(173)	(499)
Payment of preferred stock dividends	(7,045)	—
Payment of common stock dividends	(20,961)	(19,670)
Distribution to noncontrolling interests	(2,735)	(2,552)
Proceeds from exercise of stock options	2,687	—
Payment of tax withholdings related to equity-based awards	(2,062)	(867)
Principal payments on finance lease obligations	(799)	(2,324)
Mortgage principal debt repayments	(9)	(16)
Preferred stock issuance proceeds, net of costs	—	103,615
Common stock issuance proceeds, net of costs	159,360	—
Net cash provided by financing activities	11,263	84,687

Net increase in cash and cash equivalents	6,919	7,678
Cash and cash equivalents, beginning of period	11,759	8,243
Cash and cash equivalents, end of period	$18,678	$15,921

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

(unaudited and in thousands)

For the three months ended March 31, 2019 and 2018

	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$9,461	$4,720
Noncash investing and financing activities:
Accrued capital additions	$69,963	$102,489
Net increase (decrease) in other assets/liabilities related to change in fair value of derivative contracts	$(9,853)	$5,982
Equity received in unconsolidated entity in exchange for real estate assets	$25,280	$—
Increase in assets in exchange for finance lease obligation	$45,024	$—
Accrued equity issuance costs	$918	$432
Accrued preferred stock dividend	$5,938	$328

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Real Estate Assets
Land	$105,541	$105,541
Buildings, improvements and equipment	2,031,825	1,917,251
Less: Accumulated depreciation	(494,787)	(467,644)
	1,642,579	1,555,148
Construction in progress	803,888	790,064
Real Estate Assets, net	2,446,467	2,345,212
Investments in unconsolidated entity	44,191	—
Operating lease right-of-use assets, net	61,585	—
Cash and cash equivalents	18,678	11,759
Rents and other receivables, net	56,898	55,093
Acquired intangibles, net	92,053	95,451
Deferred costs, net	45,674	45,096
Prepaid expenses	9,585	6,822
Goodwill	173,843	173,843
Assets held for sale	—	71,800
Other assets, net	55,280	56,893
TOTAL ASSETS	$3,004,254	$2,861,969

LIABILITIES
Unsecured credit facility, net	$828,861	$945,657
Senior notes, net of debt issuance costs	394,944	394,786
Finance leases and mortgage notes payable	48,988	4,674
Operating lease liabilities	69,346	—
Accounts payable and accrued liabilities	120,501	99,166
Dividends and distributions payable	33,244	29,633
Advance rents, security deposits and other liabilities	34,515	32,679
Liabilities held for sale	—	24,349
Deferred income taxes	1,208	1,097
Deferred income	38,167	33,241
TOTAL LIABILITIES	$1,569,774	$1,565,282

PARTNERS' CAPITAL
7.125% Series A cumulative redeemable perpetual preferred units: $0.01 par value (liquidation preference $25.00 per unit), 4,600,000 units authorized, 4,280,000 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	103,212	103,212
6.50% Series B cumulative convertible perpetual preferred units: $0.01 par value (liquidation preference $100.00 per unit), 3,162,500 units authorized, issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	304,223	304,265
Common units: $0.01 par value, 450,133,000 units authorized, 62,027,587 and 57,799,035 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,034,554	886,866
Accumulated other comprehensive income	(7,509)	2,344
TOTAL PARTNERS' CAPITAL	1,434,480	1,296,687
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$3,004,254	$2,861,969

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental	$98,596	$88,415
Variable lease revenue from recoveries	10,793	11,513
Other	3,300	13,769
Total revenues	112,689	113,697
Operating Expenses:
Property operating costs	34,103	37,740
Real estate taxes and insurance	3,367	2,905
Depreciation and amortization	38,788	35,913
General and administrative	19,891	22,234
Transaction and integration costs	1,214	920
Restructuring	—	8,530
Total operating expenses	97,363	108,242
Gain on sale of real estate, net	13,408	—
Operating income (loss)	28,734	5,455
Other income and expenses:
Interest income	45	1
Interest expense	(7,146)	(8,110)
Equity in earnings (loss) of unconsolidated entity	(274)	—
Income (loss) before taxes	21,359	(2,654)
Tax benefit (expense) of taxable REIT subsidiaries	(211)	2,402
Net income (loss)	$21,148	$(252)
Preferred unit distributions	(7,045)	(328)
Net income (loss) attributable to common unitholders	$14,103	$(580)

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$21,148	$(252)
Other comprehensive income:
Increase (decrease) in fair value of derivative contracts	(9,853)	5,982
Reclassification of other comprehensive income to interest expense (income)	(494)	402
Comprehensive income	$10,801	$6,132

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(unaudited and in thousands)

The consolidated statement of partners’ capital for the three months ended March 31, 2019:

	Limited Partners' Capital				General Partner's Capital		Accumulated other
	Preferred Units		Common Units		Common Units		comprehensive income (loss)
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Balance January 1, 2019	7,443	$407,477	57,799	$886,866	1	$—	$2,344	$1,296,687
Net cumulative effect upon ASC 842 adoption (see Note 2)	—	—	—	(1,813)	—	—	—	(1,813)
Net share activity through equity award plan	—	—	229	741	—	—	—	741
Decrease in fair value of derivative contracts	—	—	—	—	—	—	(9,853)	(9,853)
Equity-based compensation expense	—	—	—	3,300	—	—	—	3,300
Adjustment to expenses from Series B Preferred equity offering	—	(42)	—	—	—	—	—	(42)
Net proceeds from equity offering	—	—	4,000	158,663	—	—	—	158,663
Dividends declared on Series A Preferred Units	—	—	—	(1,906)	—	—	—	(1,906)
Dividends declared on Series B Convertible Preferred Units	—	—	—	(5,139)	—	—	—	(5,139)
Common dividends declared to QTS Realty Trust, Inc.	—	—	—	(24,371)	—	—	—	(24,371)
Partnership distributions	—	—	—	(2,935)	—	—	—	(2,935)
Net income	—	—	—	21,148	—	—	—	21,148
Balance March 31, 2019	7,443	$407,435	62,028	$1,034,554	1	$—	$(7,509)	$1,434,480

The consolidated statement of partners’ capital for the three months ended March 31, 2018:

	Limited Partners' Capital				General Partner's Capital		Accumulated other
	Preferred Units		Common Units		Common Units		comprehensive income
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Balance January 1, 2018	—	$—	57,246	$989,207	1	$—	$1,449	$990,656
Net share activity through equity award plan	—	—	564	(238)	—	—	—	(238)
Increase in fair value of derivative contracts	—	—	—	—	—	—	5,982	5,982
Equity-based compensation expense	—	—	—	4,898	—	—	—	4,898
Net proceeds from Series A Preferred equity offering	4,280	103,184	—	—	—	—	—	103,184
Dividends declared on Series A Preferred Units	—	—	—	(328)	—	—	—	(328)
Common dividends declared to QTS Realty Trust, Inc.	—	—	—	(20,971)	—	—	—	(20,971)
Partnership distributions	—	—	—	(2,736)	—	—	—	(2,736)
Net (loss)	—	—	—	(252)	—	—	—	(252)
Balance March 31, 2018	4,280	$103,184	57,810	$969,580	1	$—	$7,431	$1,080,195

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the three months ended March 31, 2019 and 2018

	2019	2018
Cash flow from operating activities:
Net income (loss)	$21,148	$(252)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,247	34,580
Amortization of above and below market leases	64	139
Amortization of deferred loan costs	978	962
Equity-based compensation expense	3,300	3,481
Bad debt recoveries	—	(863)
Gain on sale of real estate, net	(13,408)	—
Deferred tax expense (benefit)	111	(2,402)
Restructuring costs, net of cash paid	—	8,020
Changes in operating assets and liabilities
Rents and other receivables, net	(1,804)	2,753
Prepaid expenses	(2,762)	(4,165)
Other assets	(419)	(3,339)
Accounts payable and accrued liabilities	(6,866)	9,619
Advance rents, security deposits and other liabilities	1,653	(354)
Deferred income	4,926	3,374
Net cash provided by operating activities	44,168	51,553

Cash flow from investing activities:
Proceeds from sale of property	52,722	—
Acquisitions, net of cash acquired	—	(24,626)
Additions to property and equipment	(101,234)	(103,936)
Net cash used in investing activities	(48,512)	(128,562)

Cash flow from financing activities:
Credit facility proceeds	93,000	102,000
Credit facility repayments	(210,000)	(95,000)
Payment of deferred financing costs	(173)	(499)
Payment of preferred unit dividends	(7,045)	—
Payment of dividends to QTS Realty Trust, Inc.	(20,961)	(19,670)
Partnership distributions	(2,735)	(2,552)
Proceeds from exercise of stock options	2,687	—
Payment of tax withholdings related to equity-based awards	(2,062)	(867)
Principal payments on finance lease obligations	(799)	(2,324)
Mortgage principal debt repayments	(9)	(16)
Preferred unit issuance proceeds, net of costs	—	103,615
Common unit issuance proceeds, net of costs	159,360	—
Net cash provided by financing activities	11,263	84,687

Net increase in cash and cash equivalents	6,919	7,678
Cash and cash equivalents, beginning of period	11,759	8,243
Cash and cash equivalents, end of period	$18,678	$15,921

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

(unaudited and in thousands)

For the three months ended March 31, 2019 and 2018

	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$9,461	$4,720
Noncash investing and financing activities:
Accrued capital additions	$69,963	$102,489
Increase in other assets related to change in fair value of interest derivative contracts	$(9,853)	$5,982
Equity received in unconsolidated entity in exchange for real estate assets	$25,280	$—
Increase in assets in exchange for finance lease obligation	$45,024	$—
Accrued equity issuance costs	$918	$432
Accrued preferred unit dividend	$5,938	$328

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

QUALITYTECH, LP

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

QTS Realty Trust, Inc., (“QTS”) through its controlling interest in QualityTech, LP (the “Operating Partnership” and collectively with QTS and their subsidiaries, the “Company”) and the subsidiaries of the Operating Partnership, is engaged in the business of owning, acquiring, constructing, redeveloping and managing multi-tenant data centers. As of March 31, 2019, the Company’s portfolio consisted of 24 owned and leased properties with data centers located throughout the United States, Canada, Europe and Asia.

QTS elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2013. As a REIT, QTS generally is not required to pay federal corporate income taxes on its taxable income to the extent it is currently distributed to its stockholders.

The Operating Partnership is a Delaware limited partnership formed on August 5, 2009 and is QTS’ historical predecessor. As of March 31, 2019, QTS owned approximately 89.2% of the interests in the Operating Partnership. Substantially all of QTS’ assets are held by, and QTS’ operations are conducted through, the Operating Partnership. QTS’ interest in the Operating Partnership entitles QTS to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to QTS’ percentage ownership. As the sole general partner of the Operating Partnership, QTS generally has the exclusive power under the partnership agreement of the Operating Partnership to manage and conduct the Operating Partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners. QTS’ board of directors manages the Company’s business and affairs.

2. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes and management’s discussion and analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 25, 2019. The consolidated balance sheet data included herein as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

In addition, in light of these combined notes, the Company believes it is important for investors to understand the few differences between QTS and the Operating Partnership in the context of how QTS and the Operating Partnership operate as a consolidated company. With respect to balance sheets, the presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated balance sheets of QTS and those of the Operating Partnership. On the Operating Partnership’s consolidated balance sheets, partners’ capital includes preferred partnership units and common partnership units as well as accumulated other comprehensive income (loss) that are owned by QTS and other partners. On QTS’ consolidated balance sheets, stockholders’ equity includes preferred stock, common stock, additional paid in capital, accumulated other comprehensive income (loss) and accumulated dividends in excess of earnings. The remaining equity reflected on QTS’ consolidated balance sheet is the portion of net assets that are retained by partners other than QTS, referred to as noncontrolling interests. With respect to statements of operations, the primary difference in QTS' Statements of Operations and Statements of Comprehensive Income (Loss) is that for net income (loss), QTS retains its proportionate share of the net income (loss) based on its ownership of the Operating Partnership, with the remaining balance being retained by the Operating Partnership. These combined notes refer to actions or holdings as being actions or holdings of “the Company.” Although the Operating Partnership is generally the entity that enters into contracts, holds assets and issues debt, management believes that these general references to “the Company” in this context is appropriate because the business is one enterprise operated through the Operating Partnership.

As discussed above, QTS owns no operating assets and has no operations independent of the Operating Partnership and its subsidiaries. Also, the Operating Partnership owns no operating assets and has no operations independent of its subsidiaries. Obligations under the 4.75% Senior Notes due 2025 and the unsecured credit facility, both discussed in Note 7, are fully, unconditionally, and jointly and severally guaranteed by the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS Realty Trust, Inc., the Operating Partnership, QTS Finance Corporation (the co-issuer of the 4.75% Senior Notes due 2025) or any subsidiary guarantor. The indenture governing the 4.75% Senior Notes due 2025 restricts the ability of the Operating Partnership to make distributions to QTS, subject to certain exceptions, including distributions required in order for QTS to maintain its status as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Company evaluates its investments in unconsolidated entities to determine whether they should be recorded on a consolidated basis. The percentage of ownership interest in the entity, an evaluation of control and whether a VIE exists are all considered in the Company’s consolidation assessment. Investments in real estate entities which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings or losses of these entities is included in consolidated net income (loss).

Variable Interest Entities (VIEs) – The Company determines whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. The determination of whether an entity in which the Company holds a direct or indirect variable interest is a VIE is based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. The Company makes judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, and then a quantitative analysis, if necessary.

The Company analyzes any investments in VIEs to determine if the Company is the primary beneficiary. In evaluating whether it is the primary beneficiary, the Company evaluates its direct and indirect economic interests in the entity. A reporting entity is determined to be the primary beneficiary if it holds a controlling financial interest in the VIE. Determining which reporting entity, if any, has a controlling financial interest in a VIE is primarily a qualitative approach focused on identifying which reporting entity has both (1) the power to direct the activities of a VIE that most significantly impact such entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from such entity that could potentially be significant to such entity. Performance of that analysis requires the exercise of judgment.

The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, the Company considers the rights of other investors to participate in those decisions, to replace the manager and to sell or liquidate the entity. The Company determines whether it is the primary beneficiary of a VIE at the time the Company becomes involved with a variable interest entity and reconsiders that conclusion continually. As of March 31, 2019, the Company had one unconsolidated entity that was considered a VIE for which the Company is not the primary beneficiary. The Company’s maximum exposure to losses associated with this VIE is limited to its aggregate investment, which was approximately $44 million as of March 31, 2019.

Reclassifications – Revenue categories in the statement of operations for the three months ended March 31, 2018 have been reclassified to conform to 2019 presentation which consists of three categories instead of four categories presented historically. The statement of operations for the three months ended March 31, 2018 incorporates a reclassification of $2.7 million of straight line rent from the “Other” line item into the “Rental” line item, as well as the combination of $13.2 million of what was previously classified as “Cloud and managed services” revenue and $0.6 million of remaining “Other” revenue into a single “Other” line item.

Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation for real estate assets is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. For the three months ended March 31, 2019, depreciation expense related to real estate assets and non-real estate assets was $27.4 million and $2.9 million, respectively, for a total of $30.3 million. For the three months ended March 31, 2018, depreciation expense related to real estate assets and non-

real estate assets was $23.7 million and $3.2 million, respectively, for a total of $26.9 million. The Company capitalizes certain development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset is ready for its intended use. Capitalization of such costs, excluding interest, aggregated to $4.5 million and $3.5 million for the three months ended March 31, 2019 and 2018, respectively. Interest is capitalized during the period of development by applying the Company’s weighted average effective borrowing rate to the actual development and other capitalized costs paid during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $7.8 million and $5.4 million for the three months ended March 31, 2019 and 2018, respectively.

Acquisitions and Sales – Acquisitions of real estate and other entities are either accounted for as asset acquisitions or business combinations depending on facts and circumstances. When substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction is accounted for as an asset acquisition. In an asset acquisition, the purchase price paid for assets acquired is allocated between identified tangible and intangible assets acquired based on relative fair value. Transaction costs associated with asset acquisitions are capitalized. When substantially all of the fair value of assets acquired is not concentrated in a group of similar identifiable assets, the set of assets will generally be considered a business. When accounting for business combinations purchase accounting is applied to the assets and liabilities related to all real estate investments acquired in accordance with the accounting requirements of ASC 805, Business Combinations, which requires the recording of net assets of acquired businesses at fair value. The fair value of the consideration transferred is assigned to the acquired tangible assets, consisting primarily of land, construction in progress, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases, value of customer relationships, trade names, software intangibles and finance leases. The excess of the fair value of liabilities assumed, common stock issued and cash paid over the fair value of identifiable assets acquired is allocated to goodwill, which is not amortized by the Company. Transaction costs associated with business combinations are expensed as incurred.

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

The Company accounts for the sale of assets to non-customers under Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which provides for recognition or derecognition based on transfer of ownership. During the three months ended March 31, 2019, the Company sold its Manassas facility to an unconsolidated affiliate in exchange for cash consideration and noncash consideration in the form of an equity interest in the unconsolidated entity. After measuring the consideration received at fair value, the Company recognized a $13.4 million gain on sale of real estate, net of approximately $5.8 million of transaction costs, associated with the Company’s contribution of certain assets in its Manassas facility to the unconsolidated entity. Substantially all of the fair value of the assets contributed to the entity was concentrated in a group of similar identifiable assets and the sale of the assets were not to a customer, therefore the transaction was accounted for as an asset sale. The gain on sale of real estate is included within the “Gain on sale of real estate, net” line item of the consolidated statements of operations.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill – The Company reviews its long-lived assets and intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. No impairment losses were recorded for the three months ended March 31, 2019. The Company recognized $4.0 million of impairment losses related to certain non-real estate product related assets during the three months ended March 31, 2018, which was included in the “Restructuring” line item of the consolidated statement of operations.

The fair value of goodwill is the consideration transferred in a business combination which is not allocable to identifiable intangible and tangible assets. Goodwill is subject to at least an annual assessment for impairment. In connection with the goodwill impairment evaluation that the Company performed as of October 1, 2018, the Company determined qualitatively that it is not more likely than not that the fair value of the Company’s one reporting unit was less than the carrying amount, thus it did not perform a quantitative analysis. As the Company continues to operate and assess its goodwill at the consolidated level for its single reporting unit and its market capitalization significantly exceeds its net asset value, further analysis was not deemed necessary as of March 31, 2019.

Assets Held for Sale – The Company completed the sale of the Manassas facility to an unconsolidated entity on February 22, 2019. As of December 31, 2018, prior to the Company’s sale of the assets to the entity, the completion of the sale was probable and the Company accordingly reclassified certain assets, as well as liabilities associated with those assets, as held for sale. As of December 31, 2018, the asset value of $71.8 million associated with the held for sale assets was included within the “Assets held for sale” line item of the consolidated statements of financial position and primarily consisted of construction in progress. As of December 31, 2018, the liability value of $24.3 million associated with the held for sale liabilities was included within the “Liabilities held for sale” line item of the consolidated statements of financial position and primarily consisted of accounts payable and accrued liabilities associated with construction in progress assets. See Note 6 for further discussion of the unconsolidated entity.

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

Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Debt issuance costs related to revolving debt arrangements are deferred and presented as assets on the balance sheet; however, all other debt issuance costs are recorded as a direct offset to the associated liability. Amortization of debt issuance costs, including those costs presented as offsets to the associated liability in the consolidated balance sheet, was $1.0 million for both the three months ended March 31, 2019 and 2018, respectively. Deferred financing costs presented as assets on the balance sheet related to revolving debt arrangements, net of accumulated amortization, are as follows:

	March 31,	December 31,
(dollars in thousands)	2019	2018
	(unaudited)

Deferred financing costs	$11,488	$11,530
Accumulated amortization	(4,335)	(3,859)
Deferred financing costs, net	$7,153	$7,671

Deferred financing costs presented as offsets to the associated liabilities on the balance sheet related to fixed debt arrangements, net of accumulated amortization, are as follows:

	March 31,	December 31,
(dollars in thousands)	2019	2018
	(unaudited)

Deferred financing costs	$14,641	$14,501
Accumulated amortization	(3,446)	(2,944)
Deferred financing costs, net	$11,195	$11,557

Initial direct costs, or deferred leasing costs, include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements and are accounted for pursuant to ASC 842, Leases. These costs are incurred when the Company executes lease agreements and represent only incremental costs that would not have been incurred if the lease agreement had not been executed. To a lesser extent, the Company incurs the same incremental costs to obtain managed service contracts with customers that are accounted for pursuant to ASC 606, Revenue from Contracts with Customers. Because the framework of accounting for these costs and the underlying nature of the costs are the same for the Company’s revenue and lease contracts, the costs are presented on a combined basis within the Company’s financial statements and within the below table. Both revenue and leasing commissions are capitalized and generally amortized over the term of the related leases or the expected term of the contract using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of deferred leasing costs totaled $5.4 million and $4.9 million for the three months ended March 31, 2019 and 2018, respectively. Deferred leasing costs, net of accumulated amortization, are as follows:

	March 31,	December 31,
(dollars in thousands)	2019	2018
	(unaudited)

Deferred leasing costs	$65,655	$63,018
Accumulated amortization	(27,134)	(25,593)
Deferred leasing costs, net	$38,521	$37,425

Revenue Recognition – The Company derives its revenues from leases with customers for data center space which include lease components and nonlease revenue components, such as power, tenant recoveries, cloud and managed services. The Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, the new accounting standard for leases, effective January 1, 2019 using the modified retrospective approach. In addition, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, the new accounting standard for revenue from contracts with customers, effective January 1, 2018 using the modified retrospective approach. The Company has elected the available practical expedient to combine its nonlease revenue components that have the same pattern of transfer as the related operating lease component into a single combined lease component under ASC 842. See the “Recently Adopted Accounting Standards” section below for further details.

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

Rental revenue also includes revenue from power delivery on fixed power arrangements, whereby customers are billed and pay a fixed monthly fee per committed available amount of connected power. These fixed power arrangements require the Company to provide a series of distinct services of standing ready to deliver the power over the contracted term which is co-terminus with the lease. Customer fixed power arrangements have the same pattern of transfer over the lease term as the lease component and are therefore combined with the lease component to form a single lease component that is recognized over the term of the lease on a straight line basis.

In addition, rental revenue includes straight line rent. Straight line rent represents the difference in rents recognized during the period versus amounts contractually due pursuant to the underlying leases and is recorded as deferred rent receivable/payable in the consolidated balance sheets. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $31.4 million and $29.7 million as of March 31, 2019 and December 31, 2018, respectively.

Rental revenue also includes amortization of set-up fees which are amortized over the term of the respective lease as discussed below.

Variable Lease Revenue from Recoveries

Certain customer leases contain provisions under which customers reimburse the Company for power and cooling-related charges as well as a portion of the property’s real estate taxes, insurance and other operating expenses. Recoveries of power and cooling-related expenses relate specifically to the Company’s variable power arrangements, whereby customers pay variable monthly fees for the specific amount of power utilized at the current utility rates. The Company’s performance obligation is to stand ready to deliver power over the life of the customer contract up to a contracted power capacity. Customers have the flexibility to increase or decrease the amount of power consumed, and therefore sub-metered power revenue is constrained at contract inception. The reimbursements are included in revenue as recoveries from customers and are recognized each month as the uncertainty related to the consideration is resolved (i.e. the Company provides power to its customers) and customers utilize the power. Reimbursement of real estate taxes, insurance, common area maintenance, or other operating expenses are accounted for as variable payments under lease guidance pursuant to the practical expedient and are recognized as revenue in the period that the expenses are recognized. Variable lease revenue from recoveries discussed above, including power, common area maintenance or other operating costs, have the same pattern of transfer over the lease term as the lease component and are therefore combined with the lease component to form a single lease component.

Other Revenue

Other revenue primarily consists of revenue from the Company’s cloud and managed service offerings. The Company, through its TRS, may provide both its cloud product and use of its managed services to its customers on an individual or combined basis. In both its cloud and managed services offerings the TRS’s performance obligation is to provide services (e.g. cloud hosting, data backup, data storage or data center personnel labor hours) to facilitate a fully integrated information technology (“IT”) outsourcing environment over a contracted term. Although underlying services may vary, over the contracted term monthly service offerings are substantially the same and the Company accounts for the services as a series of distinct services in accordance with ASC 606. Service fee revenue is recognized as the revenue is earned, which generally coincides with the services being provided. As the Company has the right to consideration from customers in an amount that corresponds directly with the value to the customer of the TRS’s performance of providing continuous services, the Company recognizes monthly revenue for the amount invoiced.

With respect to the transaction price allocated to remaining performance obligations within the Company’s cloud and managed service contracts, the Company has elected to use the optional exemption provided by ASC 606 whereby the Company is not required to estimate the total transaction price allocated to remaining performance obligations as the Company applies the “right-to-invoice” practical expedient. As described above, the nature of our performance obligation in these contracts is to provide monthly services that are substantially the same and accounted for as a series of distinct services. These contracts generally have a remaining term ranging from month-to-month to three years.

Management fees and other revenues are generally received from the Company’s unconsolidated affiliate properties as well as third parties. Management fee revenue is earned based on a contractual percentage of unconsolidated affiliate property revenue. Development fee revenue is earned on a contractual percentage of hard costs to develop a property. The Company recognizes revenue for these services provided when earned based on the performance criteria in ASC 606, with such revenue recorded in “Other” revenue on the consolidated statement of operations.

The Company records a provision for uncollectible accounts if a receivable balance relating to contractual rent, rental revenue recorded on a straight-line basis, tenant recoveries or other billed amounts is considered by management to be uncollectible. The provision is based on management’s historical experience and a review of the current status of the Company’s receivables. The aggregate allowance for doubtful accounts on the consolidated balance sheet was $3.3 million and $3.8 million as of March 31, 2019 and December 31, 2018, respectively.

Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. The Company records this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $38.2 million and $33.2 million as of March 31, 2019 and December 31, 2018, respectively. Additionally, $3.2 million and $2.9 million of deferred income was amortized into revenue for the three months ended March 31, 2019 and 2018, respectively.

Equity-based Compensation – Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification and amortized ratably over their respective service periods. The Company has elected to account for forfeitures as they occur. Equity-based compensation expense net of forfeited and repurchased awards was $3.3 million and $3.5 million for the three months ended March 31, 2019 and 2018, respectively. Equity based compensation expense for the three months ended March 31, 2018 excludes $1.4 million of equity based compensation expense associated with the acceleration of equity awards related to certain employees impacted by the Company’s strategic growth plan. The aforementioned equity based compensation expense is included in the “Restructuring” expense line item on the consolidated statements of operations.

Segment Information – The Company manages its business as one operating segment and thus one reportable segment consisting of a portfolio of investments in data centers located primarily in the United States.

Customer Concentrations – As of March 31, 2019, one of the Company’s customers represented 12.5% of its total monthly rental revenue. No other customers exceeded 6% of total monthly rental revenue.

As of March 31, 2019, three of the Company’s customers exceeded 5% of trade accounts receivable. In aggregate, these three customers accounted for approximately 24% of trade accounts receivable. One of these customers individually exceeded 10% of trade accounts receivable.

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

A current and deferred tax expense has been recognized in the three months ended March 31, 2019, in connection with recorded operating activity. As of March 31, 2019, one of the Company’s taxable REIT subsidiaries is in a net deferred tax liability position primarily due to a valuation allowance against certain deferred tax assets. In considering whether it is more likely than not that some portion or all of the deferred tax assets will be realized, it has been determined that it is possible that some or all of our deferred tax assets could ultimately expire unused. The Company establishes valuation allowances against deferred tax assets when the ability to fully utilize these benefits is determined to be uncertain.

The Company provides a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The evidence contemplated by management at March 31, 2019 consists of current and prior operating results, available tax planning strategies, and the scheduled reversal of existing taxable temporary differences. Evidence from the scheduled reversal of taxable temporary differences relies on management judgements based on the accumulation of available evidence. Those judgements may be subject to change in the future as evidence available to management changes. Management’s assessment of the Company’s valuation allowance may further change based on our generation of or ability to project future operating income, and changes in tax policy or tax planning strategies.

The Company provides for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the taxable REIT subsidiaries, tax law changes, and future business acquisitions or divestitures. The taxable REIT subsidiaries’ effective tax rates were (6.3%) and 23.1% for the three months ended March 31, 2019 and 2018, respectively.

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

As of March 31, 2019, the Company valued its derivative instruments primarily utilizing Level 2 inputs. See Note 15 – ‘Fair Value of Financial Instruments’ for additional details.

Recently Adopted Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in ASC Topic 606, Revenue from Contracts with Customers, which supersedes the former revenue recognition requirements in ASC Topic 605, Revenue Recognition. Under this new guidance, entities should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The standard establishes a five-step model framework which recognizes revenue as an entity transfers control of goods or services to the customer and requires enhanced disclosures. The Company adopted ASC Topic 606 effective January 1, 2018, and elected the modified retrospective transition approach. The adoption did not result in a cumulative catch-up adjustment to opening equity and does not change the recognition pattern of the Company’s operating revenues.

Leases

In February 2016, and further amended in 2018, the FASB issued ASC Topic 842, Leases, which supersedes the former lease guidance in ASC 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted ASC 842 effective January 1, 2019 using the modified retrospective approach, which applied the provisions of the new guidance at the effective date without adjusting comparative periods presented. The Company elected a package of practical expedients permitted under the transition guidance within the new standard which allowed the Company to not reassess (i) whether expired or existing contracts contain a lease under the new standard, (ii) the lease classification for existing leases or (iii) whether previously-capitalized initial direct costs would qualify for capitalization under the new standard. The Company did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment.

The adoption of ASC 842 impacted our consolidated balance sheet with the recognition of existing operating leases as lessee resulting in $62.9 million of ROU assets and $70.7 million of lease liabilities recorded as of January 1, 2019. The Company also recognized a $1.8 million cumulative effect adjustment to retained earnings. The adjustment to retained earnings was due to an impairment of certain ROU assets associated with vacant office space the Company is party to related to a prior acquisition. See the table below for the impact of adoption of the lease standard on our consolidated balance sheet as of January 1, 2019 (in thousands):

	As Previously	New Lease Standard
	Reported	Adjustment	As Adjusted
Operating lease right-of-use assets	$—	$62,922	$62,922
Operating lease liabilities	—	70,657	70,657
Deferred rent payable	5,922	(5,922)	—

As lessor, accounting for our leases will remain largely unchanged from ASC 840. The new lease standard more narrowly defines initial direct costs as only costs that are incremental to origination of a lease (i.e. costs that would not have been incurred had the lease not been obtained). The Company did not historically capitalize non-incremental costs, therefore this change will have no impact on the accounting for initial direct costs in the consolidated financial statements on a prospective basis.

Additionally, from a lessor perspective, the Company elected a practical expedient which allows lessors to combine nonlease components with the related lease components if both the timing and pattern of transfer are the same for the nonlease component(s) and related lease component, and the lease component would be classified as an operating lease. The single combined component is accounted for under ASC 842 if the lease component is the predominant component and is accounted for under ASC 606 if the nonlease components are the predominant components. Lessors are permitted to apply the practical expedient to all existing leases on a retrospective or prospective basis. The Company elected the practical expedient to combine its lease and nonlease components that meet the defined criteria and will account for the combined lease component under ASC 842 on a prospective basis.

New Accounting Pronouncements

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

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not materially apply to its operations.

3. Acquired Intangible Assets and Liabilities

Summarized below are the carrying values for the major classes of intangible assets and liabilities (unaudited and in thousands):

		March 31, 2019			December 31, 2018
		Gross			Gross
		Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value
Customer Relationships	1 to 12 years	$95,705	$(30,449)	$65,256	$95,705	$(28,461)	$67,244
In-Place Leases	0.5 to 10 years	32,066	(18,701)	13,365	32,066	(17,670)	14,396
Solar Power Agreement (1)	17 years	13,747	(3,841)	9,906	13,747	(3,639)	10,108
Platform Intangible	3 years	—	—	—	9,600	(9,600)	—
Acquired Favorable Leases
Acquired below market leases - as Lessee	46 years	2,301	(8)	2,293	2,301	—	2,301
Acquired above market leases - as Lessor	0.5 to 8 years	4,649	(3,416)	1,233	4,649	(3,247)	1,402
Tradenames	3 years	—	—	—	3,100	(3,100)	—
Total Intangible Assets		$148,468	$(56,415)	$92,053	$161,168	$(65,717)	$95,451

Solar Power Agreement (1)	17 years	13,747	(3,841)	9,906	13,747	(3,639)	10,108
Acquired Unfavorable Leases
Acquired below market leases - as Lessor	3 to 4 years	809	(671)	138	809	(611)	198
Acquired above market leases - as Lessee	11 to 12 years	2,453	(821)	1,632	2,453	(767)	1,686
Total Intangible Liabilities (2)		$17,009	$(5,333)	$11,676	$17,009	$(5,017)	$11,992

(1)	Amortization related to the Solar Power Agreement asset and liability is recorded at the same rate and therefore has no net impact on the statement of operations.
(2)	Intangible liabilities are included within the “Advance rents, security deposits and other liabilities” line item of the consolidated balance sheets.

Above or below market leases are amortized as a reduction to or increase in rental revenue in the case of the Company as lessor as well as a reduction to or increase in rent expense in the case of the Company as lessee over the remaining lease terms. The net effect of amortization of acquired above‑market and below‑market leases resulted in a net decrease in rental revenue of $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. The estimated amortization of acquired favorable and unfavorable leases for each of the five succeeding fiscal years ending December 31 is as follows (unaudited and in thousands):

	Net Rental Revenue	Net Rental Expense
	Decrease	Increase/(Decrease)
2019 (April - December)	$368	$(121)
2020	647	(166)
2021	46	(166)
2022	17	(166)
2023	17	(166)
Thereafter	—	1,446
Total	$1,095	$661

Net amortization of all other identified intangible assets and liabilities was $3.1 million and $4.0 million for the three months ended March 31, 2019 and 2018, respectively. The estimated net amortization of all other identified intangible assets and liabilities for each of the five succeeding fiscal years ending December 31 is as follows (unaudited and in thousands):

2019 (April - December)	$8,946
2020	11,379
2021	10,137
2022	9,910
2023	9,910
Thereafter	28,339
Total	$78,621

4. Real Estate Assets and Construction in Progress

The following is a summary of properties owned or leased by the Company as of March 31, 2019 and December 31, 2018 (in thousands):

As of March 31, 2019 (unaudited):

		Buildings,
		Improvements	Construction
Property Location	Land	and Equipment	in Progress	Total Cost
Atlanta, Georgia (Atlanta-Metro)	$20,416	$497,111	$110,769	$628,296
Irving, Texas	8,606	346,276	104,988	459,870
Richmond, Virginia	2,180	253,593	68,059	323,832
Chicago, Illinois	9,400	152,704	120,999	283,103
Suwanee, Georgia (Atlanta-Suwanee)	3,521	167,173	2,977	173,671
Ashburn, Virginia (1)	17,326	95,585	166,484	279,395
Piscataway, New Jersey	7,466	98,501	34,141	140,108
Santa Clara, California (2)	—	105,386	1,250	106,636
Dulles, Virginia	3,154	72,756	4,018	79,928
Sacramento, California	1,481	64,904	91	66,476
Leased Facilities (3)	—	89,331	9,449	98,780
Fort Worth, Texas	9,078	18,619	50,869	78,566
Princeton, New Jersey	20,700	34,083	424	55,207
Phoenix, Arizona (1)	—	—	30,016	30,016
Hillsboro, Oregon (1)	—	—	44,942	44,942
Manassas, Virginia (1)	—	8	54,245	54,253
Other (4)	2,213	35,795	167	38,175
	$105,541	$2,031,825	$803,888	$2,941,254

(1)

Represent land purchases. Land acquisition costs, as well as subsequent development costs, are included within construction in progress until development on the land has ended and the asset is ready for its intended use.

(2)	Owned facility subject to long-term ground sublease.
(3)	Includes 9 facilities. All facilities are leased, including those subject to finance leases.
(4)	Consists of Miami, FL; Lenexa, KS and Overland Park, KS facilities.

As of December 31, 2018:

		Buildings,
		Improvements	Construction
Property Location	Land	and Equipment	in Progress	Total Cost
Atlanta, Georgia (Atlanta-Metro)	$20,416	$493,446	$88,253	$602,115
Irving, Texas	8,606	345,615	99,445	453,666
Richmond, Virginia	2,180	253,098	67,932	323,210
Chicago, Illinois	9,400	130,150	133,095	272,645
Ashburn, Virginia (1)	17,325	63,245	184,951	265,521
Suwanee, Georgia (Atlanta-Suwanee)	3,521	166,298	3,188	173,007
Piscataway, New Jersey	7,466	97,806	33,472	138,744
Manassas, Virginia (1) (2)	—	—	45,194	45,194
Santa Clara, California (3)	—	98,548	7,600	106,148
Dulles, Virginia	3,154	72,435	3,852	79,441
Fort Worth, Texas	9,079	18,623	43,715	71,417
Sacramento, California	1,481	64,874	92	66,447
Princeton, New Jersey	20,700	34,046	431	55,177
Leased Facilities (4)	—	43,347	9,334	52,681
Hillsboro, Oregon (1)	—	—	39,835	39,835
Phoenix, Arizona (1)	—	—	29,562	29,562
Other (5)	2,213	35,720	113	38,046
	$105,541	$1,917,251	$790,064	$2,812,856

(1)

Represent land purchases. Land acquisition costs, as well as subsequent development costs, are included within construction in progress until development on the land has ended and the asset is ready for its intended use.

(2)	Excludes $71.0 million of construction in progress included within the “Assets held for sale” line item of the consolidated balance sheets.
(3)	Owned facility subject to long-term ground sublease.
(4)	Includes 10 facilities. All facilities are leased, including those subject to finance leases.
(5)	Consists of Miami, FL; Lenexa, KS; Overland Park, KS; and Duluth, GA facilities.

5. Leases

Leases as Lessee

The Company determines if an arrangement is a lease at inception. If the contract is considered a lease, the Company evaluates leased property to determine whether the lease should be classified as a finance or operating lease in accordance with U.S. GAAP. The Company periodically enters into finance leases for certain data center facilities, equipment, and fiber optic transmission cabling. In addition, the Company leases certain real estate (primarily land or real estate space) under operating lease agreements with such assets included within the “Operating lease right of use assets, net” line item of the consolidated balance sheets and the associated lease liabilities included within the “Operating lease liabilities” line item on the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments consist of nonlease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As the Company’s leases as lessee typically do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company assessed multiple variables when determining the incremental borrowing rate, such as lease term, payment terms, collateral, economic conditions, and creditworthiness. ROU assets also include any lease payments made and exclude lease incentives. Many of the Company’s lease agreements include options to extend the lease, which the Company does not include in its expected lease terms unless they are reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.

The Company uses leasing as a source of financing for certain data center facilities and related equipment. The Company currently operates one data center facility, along with various equipment and fiber optic transmission cabling, that are subject to finance leases. The remaining terms of our finance leases range from one to nineteen years. The Company’s finance lease associated with the data center includes multiple extension option periods, some of which were included in the lease term as the Company is reasonably certain to exercise those extension options. The Company’s other finance leases typically do not have options to extend the initial lease term. Finance lease assets are included within the “Buildings, improvements and equipment” line item of the consolidated balance sheets and finance lease liabilities are included within “Finance leases and mortgage notes payable” line item of the consolidated balance sheets.

The Company currently leases seven other facilities under operating lease agreements for various data centers and office space. The Company’s leases have remaining lease terms ranging from one to eight years. The Company has options to extend the initial lease term on nearly all of these leases. Additionally, the Company has two ground leases that are considered operating leases, only one of which is material that is scheduled to expire in 2052.

Components of lease expense were as follows (unaudited and in thousands):

Three months ended
March 31, 2019
Operating lease cost	$3,543
Finance lease cost:
Amortization of assets	386
Interest on lease liabilities	245
Sublease income	(46)
Total lease costs	$4,128

Supplemental balance sheet information related to leases was as follows (unaudited and in thousands, except lease term and discount rate):

March 31,
2019
Operating leases:
Operating lease right-of-use assets	$61,585
Operating lease liabilities	69,346
Finance leases:
Property and equipment, at cost	48,233
Accumulated amortization	(1,477)
Property and equipment, net	$46,756
Finance lease liabilities	$47,196

Weighted average remaining lease term (in years):
Operating leases	14.0
Finance leases	12.1

Weighted average discount rate:
Operating leases	5.1%
Finance leases	4.6%

Supplemental cash flow and other information related to leases was as follows (unaudited and in thousands):

Three months ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,523
Operating cash flows from finance leases	$196
Financing cash flows from finance leases	$799

Maturities of lease liabilities were as follows (unaudited and in thousands):

	March 31, 2019
	Operating Leases	Finance Leases
2019 (April - December)	$7,281	$3,561
2020	9,605	4,493
2021	9,834	4,514
2022	10,283	4,639
2023	10,409	4,776
Thereafter	57,889	39,908
Total Lease Payments	$105,301	$61,891
Less: Imputed Interest	35,955	14,695
Total Lease Obligations	$69,346	$47,196

Leases as lessor

The Company’s lease revenue contains both minimum lease payments as well as variable lease payments. See Note 2 for further details of the Company’s disaggregated revenue streams and associated accounting treatment. The components of the Company’s lease revenue were as follows (in thousands):

	Three months ended
	March 31,
	2019	2018
Lease revenue:
Minimum lease revenue	$98,596	$88,415
Variable lease revenue (recoveries from customers)	10,793	11,513
Total lease revenue	$109,389	$99,928

6. Investments in Unconsolidated Entity

During the three months ended March 31, 2019, QTS formed an unconsolidated entity with Alinda Capital Partners (“Alinda”), a premier infrastructure investment firm. QTS contributed a 118,000 square foot hyperscale data center under development in Manassas, Virginia to the entity. The facility, and the previously executed operating lease to a global cloud-based software company pursuant to a 10-year lease agreement, was contributed in exchange for cash and noncash consideration in the form of equity interest in the entity that was measured at fair value pursuant to Topic 820. The equity interest received and any amounts due from the unconsolidated entity are recorded within the Company’s consolidated balance sheet and totaled $44.2 million as of March 31, 2019. QTS and Alinda each own a 50% interest in the entity. As the Company is not the primary beneficiary of the arrangement but has the ability to exercise significant influence, the Company concluded that the investment should be accounted for as an unconsolidated entity using equity method investment accounting. As of March 31, 2019 the total assets of the entity were $130.7 million and the total debt outstanding was $52.4 million.

Under the equity method, the Company’s cost of investment is adjusted for additional contributions to and distributions from the unconsolidated entity, as well as its share of equity in the earnings and losses of the unconsolidated entity. Generally, distributions of cash flows from operations and capital events are made to members of the unconsolidated entity in accordance with each member’s ownership percentages and the terms of the agreement, but also provides the Company with rights to preferential cash distributions as certain phases are completed and leased to the underlying tenant. Any differences between the cost of the Company’s investment in an unconsolidated affiliate and its underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from costs of the Company’s investment that are not reflected on the unconsolidated affiliate’s financial statements.

Under the unconsolidated entity agreement, the Company will serve as the entity’s operating member, subject to authority and oversight of a board appointed by the Company and Alinda, and separately the Company will serve as manager and developer of the facility in exchange for management and development fees. The entity agreement includes various transfer restrictions and rights of first offer that will allow the Company to repurchase Alinda’s interest should Alinda wish to exit in the future.

7.  Debt

Below is a listing of the Company’s outstanding debt, including finance leases, as of March 31, 2019 and December 31, 2018 (in thousands):

	Weighted Average
	Coupon Interest Rate at		March 31,	December 31,
	March 31, 2019 (1)	Maturities	2019	2018
	(unaudited)		(unaudited)
Unsecured Credit Facility
Revolving Credit Facility	3.83%	December 17, 2022	$135,000	$252,000
Term Loan I	3.50%	December 17, 2023	350,000	350,000
Term Loan II	3.53%	April 27, 2024	350,000	350,000
Senior Notes	4.75%	November 15, 2025	400,000	400,000
Lenexa Mortgage	4.10%	May 1, 2022	1,791	1,801
Finance Leases	4.33%	2019 - 2038	47,197	2,873
	3.96%		1,283,988	1,356,674
Less net debt issuance costs			(11,195)	(11,557)
Total outstanding debt, net			$1,272,793	$1,345,117

(1)	The coupon interest rates associated with Term Loan I and Term Loan II incorporate the effects of the Company’s interest rate swaps in effect as of March 31, 2019.

Credit Facilities, Senior Notes and Mortgage Notes Payable

(a) Unsecured Credit Facility – In November 2018, the Company executed an amendment to its amended and restated unsecured credit facility (the “unsecured credit facility”), which among other things included extending the term, modifying or eliminating certain covenants and reduced pricing by 20 basis points. The unsecured credit facility includes a $350 million term loan which matures on December 17, 2023, a $350 million term loan which matures on April 27, 2024, and an $820 million revolving credit facility which matures on December 17, 2022, with a one year extension option. Amounts outstanding under the amended unsecured credit facility bear interest at a variable rate equal to, at the Company’s election, LIBOR or a base rate, plus a spread that will vary depending upon the Company’s leverage ratio. For revolving credit loans, the spread ranges from 1.35% to 1.95% for LIBOR loans and 0.35% to 0.95% for base rate loans. For term loans, the spread ranges from 1.30% to 1.90% for LIBOR loans and 0.30% to 0.90% for base rate loans. The unsecured credit facility also provides for borrowing capacity of up to $200 million in various foreign currencies, and a $500 million accordion feature, subject to obtaining additional loan commitments.

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

The Company’s ability to borrow under the amended unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants. As of March 31, 2019, the Company was in compliance with all of its covenants.

As of March 31, 2019, the Company had outstanding $835 million of indebtedness under the unsecured credit facility, consisting of $135.0 million of outstanding borrowings under the unsecured revolving credit facility and $700.0 million outstanding under the term loans, exclusive of net debt issuance costs of $6.1 million. In connection with the unsecured credit facility, as of March 31, 2019, the Company had additional letters of credit outstanding aggregating to $4.1 million. As of March 31, 2019, the weighted average interest rate for amounts outstanding under the unsecured credit facility, including the effects of interest rate swaps, was 3.57%.

The Company has also entered into certain interest rate swap agreements. See Note 8 – ‘Derivative Instruments’ for additional details.

(b) Senior Notes – On July 23, 2014, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the 5.875% Senior Notes due 2022 (collectively, the “Issuers”), the Company and certain of its other subsidiaries entered into a purchase agreement pursuant to which the Issuers issued $400 million aggregate principal amount of 4.75% Senior Notes due November 15, 2025 (the “Senior Notes”) in a private offering. The Senior Notes have an interest rate of 4.750% per annum and were issued at a price equal to 100% of their face value. The net proceeds from the offering were used to fund the redemption of, and satisfy and discharge the indenture pursuant to which the Issuers issued, all of their outstanding 5.875% Senior Notes and to repay a portion of the amount outstanding under the Company’s unsecured revolving credit facility. As of March 31, 2019, the outstanding net debt issuance costs associated with the Senior Notes were $5.2 million.

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

The annual remaining principal payment requirements as of March 31, 2019 per the contractual maturities, excluding extension options and excluding finance leases, are as follows (unaudited and in thousands):

2019	$52
2020	71
2021	74
2022	136,594
2023	350,000
Thereafter	750,000
Total	$1,236,791

As of March 31, 2019, the Company was in compliance with all of its covenants.

8. Derivative Instruments

From time to time, the Company enters into derivative financial instruments to manage certain cash flow risks.

Derivatives designated and qualifying as a hedge of the exposure to variability in the cash flows of a specific asset or liability that is attributable to a particular risk, such as interest rate risk, are considered cash flow hedges.

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

The Company reflects its interest rate swap agreements, which are designated as cash flow hedges, at fair value as either assets or liabilities on the consolidated balance sheets within the “Other assets, net” or “Advance rents, security deposits and other liabilities” line items, as applicable. As of March 31, 2019, the fair value of interest rate swaps included an asset of $1.9 million as well as a liability of $7.7 million. As of December 31, 2018, the fair value of interest rate swaps included an asset of $5.3 million as well as a liability of $3.0 million.

The forward interest rate swap agreements are derivatives that currently qualify for hedge accounting whereby the Company records the effective portion of changes in fair value of the interest rate swaps in accumulated other comprehensive income or loss on the consolidated balance sheets and statements of comprehensive income which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized within net income. The amount reclassified from other comprehensive income to interest income on the consolidated statements of operations was $0.5 million for the three months ended March 31, 2019. The amount reclassified from other comprehensive income to interest expense on the consolidated statements of operations was $0.4 million for the three months ended March 31, 2018. There was no ineffectiveness recognized for the three months ended March 31, 2019, and 2018. During the subsequent twelve months, beginning April 1, 2019, we estimate that $1.3 million will be reclassified from other comprehensive income as a reduction to interest expense.

Interest rate derivatives and their fair values as of March 31, 2019 and December 31, 2018 were as follows (unaudited and in thousands):

		Fixed One Month
Notional Amount		LIBOR rate per			Fair Value
March 31, 2019	December 31, 2018	annum	Effective Date	Expiration Date	March 31, 2019	December 31, 2018
$25,000	$25,000	1.989%	January 2, 2018	December 17, 2021	$131	$331
100,000	100,000	1.989%	January 2, 2018	December 17, 2021	523	1,318
75,000	75,000	1.989%	January 2, 2018	December 17, 2021	392	990
50,000	50,000	2.033%	January 2, 2018	April 27, 2022	213	667
100,000	100,000	2.029%	January 2, 2018	April 27, 2022	436	1,341
50,000	50,000	2.033%	January 2, 2018	April 27, 2022	212	666
100,000	100,000	2.617%	January 2, 2020	December 17, 2023	(1,935)	(782)
100,000	100,000	2.621%	January 2, 2020	April 27, 2024	(2,071)	(818)
200,000	200,000	2.636%	December 17, 2021	December 17, 2023	(1,911)	(722)
200,000	200,000	2.642%	April 27, 2022	April 27, 2024	(1,809)	(648)
$1,000,000	$1,000,000				$(5,819)	$2,343

Power Purchase Agreements

In March 2019, QTS entered into two 10 year agreements to purchase renewable energy equal to the expected electricity needs of the Company’s datacenters in Chicago, Illinois and Piscataway, New Jersey. These arrangements currently qualify for hedge accounting whereby the Company records the changes in fair value of the instruments in “Accumulated other comprehensive income” or loss on the consolidated balance sheets and statements of comprehensive income which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company currently reflects these agreements, which are designated as cash flow hedges, at fair value as liabilities on the consolidated balance sheets within the “Advance rents, security deposits and other liabilities” line items.

Power purchase agreement derivatives and their fair values as of March 31, 2019 and December 31, 2018 were as follows (unaudited and in thousands):

				Fair Value
Counterparty	Facility	Effective Date	Expiration Date	March 31, 2019	December 31, 2018
Calpine Energy Solutions, LLC	Piscataway	3/8/2019	2/28/2029	$(636)	$—
Calpine Energy Solutions, LLC	Chicago	3/8/2019	2/28/2029	(1,055)	—
				$(1,691)	$—

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

As of March 31, 2019, the Operating Partnership had four classes of limited partnership units outstanding: Series A Preferred Stock Units, Series B Convertible Preferred Stock Units, Class A units of limited partnership interest (“Class A units”) and Class O LTIP units of limited partnership units (“Class O units”). The Class A units are now redeemable on a one-for-one exchange rate at any time for cash or shares of Class A common stock of QTS. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). Class O units are pari passu with Class A units. Each Class O unit is convertible into Class A units by the Operating Partnership at any time or by the holder at any time following full vesting (if such unit is subject to vesting) based on formulas contained in the partnership agreement.

QTS Realty Trust, Inc.

In connection with its IPO, QTS issued Class A common stock and Class B common stock. Class B common stock entitles the holder to 50 votes per share and was issued to enable the Company’s Chief Executive Officer to exchange 2% of his Operating Partnership units so he may have a vote proportionate to his economic interest in the Company. Also in connection with its IPO, QTS adopted the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”), which authorized 1.75 million shares of Class A common stock to be issued under the 2013 Equity Incentive Plan, including options to purchase Class A common stock if exercised. On May 9, 2019, following approval by the Company’s stockholders at the Company’s 2019 Annual Meeting, the total number of shares available for issuance under the 2013 Equity Incentive Plan was increased by an additional 1,110,000.

In March 2019, the Compensation Committee completed a redesign of the long-term incentive program for executive officers with the following changes:

•

Issued Performance-Based FFO Unit Awards — performance-based restricted share unit awards, which may be earned based on Operating Funds From Operations ("OFFO") per diluted share measured over a two-year performance period ending December 31, 2020 (Performance-Based FFO Units or “FFO Units”), with two-thirds of the earned shares of Class A common stock vesting at the end of the performance period when results have been certified and the remaining one-third of the shares vesting at the end of three years from the award grant date. The number of shares of Class A common stock subject to the awards will be earned from 0% to 200% of the target award based on actual performance over the performance period, with the number of shares to be determined based on a linear interpolation basis between threshold and target and target and maximum performance.

•

Introduced Performance-Based Relative TSR Unit Awards — performance-based restricted share unit awards, which may be earned based on total stockholder return ("TSR") as compared to the MSCI U.S. REIT Index (the "Index") over a three-year performance period ending December 31, 2021 (the Performance-Based Relative TSR Units or “TSR Units”). The number of shares of Class A common stock subject to the awards will be earned from 0% to 200% of the target award based on TSR compared to an index. In addition, award payouts will be determined on a linear interpolation basis between threshold and target and target and maximum performance; and capped at the target performance level if our TSR is negative.

The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the three months ended March 31, 2019 (unaudited):

	2010 Equity Incentive Plan			2013 Equity Incentive Plan
			Weighted			Weighted	Restricted
		Weighted	average		Weighted	average	Stock /		Weighted		Weighted		Weighted
	Number of	average	fair		average	fair	Deferred		average		average		average
	Class O units	exercise price	value	Options	exercise price	value	Stock		grant price	TSR Units	grant price	FFO Units	grant price
Outstanding at December 31, 2018	102,279	$24.05	$5.67	2,037,163	$36.86	$7.10	420,309		$37.83	—	$—	—	$—
Granted	—	—	—	124,955	42.01	7.56	265,231		42.01	86,089	54.64	86,089	42.01
Exercised/Vested (1)	—	—	—	(96,589)	27.82	5.58	(95,330)		37.12	—	—	—	—
Cancelled/Expired	—	—	—	(60,285)	46.07	9.62	(54,041)	(2)	38.73	—	—	—	—
Outstanding at March 31, 2019	102,279	$24.05	$5.67	2,005,244	$37.34	$7.12	536,169		$39.93	86,089	$54.64	86,089	$42.01

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

The assumptions and fair values for restricted stock and options to purchase shares of Class A common stock granted for the three months ended March 31, 2019 are included in the following table on a per unit basis (unaudited). Options to purchase shares of Class A common stock were valued using the Black-Scholes model and TSR Units were valued using a Monte-Carlo simulation that leveraged similar assumptions to those used to value the Class A common stock and FFO Units.

Three Months Ended March 31, 2019
Fair value of FFO units and restricted stock granted	$ 42.01
Fair value of TSR units granted	$ 54.64
Fair value of options granted	$ 7.56
Expected term (years)	5.5
Expected volatility	28%
Expected dividend yield	4.19%
Expected risk-free interest rates	2.56%

The following tables summarize information about awards outstanding as of March 31, 2019 (unaudited).

	Operating Partnership Awards Outstanding
			Weighted average
		Awards	remaining
	Exercise prices	outstanding	vesting period (years)
Class O Units	$20.00 - 25.00	102,279	—
Total Operating Partnership awards outstanding		102,279

	QTS Realty Trust, Inc. Awards Outstanding
			Weighted average
		Awards	remaining
	Exercise prices	outstanding	vesting period (years)
Restricted stock	$—	536,169	2.0
TSR units	—	86,089	2.8
FFO units	—	86,089	2.8
Options to purchase Class A common stock	$21.00 - 50.66	2,005,244	0.8
Total QTS Realty Trust, Inc. awards outstanding		2,713,591

Any remaining nonvested awards are valued as of the grant date and generally vest ratably over a defined service period. As of March 31, 2019 there were approximately 0.6 million nonvested restricted Class A common stock and options to purchase Class A common stock outstanding, respectively. As of March 31, 2019 the Company had $30.6 million of unrecognized equity-based compensation expense which will be recognized over a remaining weighted-average vesting period of 1.1 years. The total intrinsic value of Class O units and options to purchase Class A common stock outstanding at March 31, 2019 was $20.5 million.

Dividends and Distributions

The following tables present quarterly cash dividends and distributions paid to QTS’ common and preferred stockholders and the Operating Partnership’s unit holders for the three months ended March 31, 2019 and 2018 (unaudited):

Three Months Ended March 31, 2019
			Aggregate
		Per Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock
December 21, 2018	January 8, 2019	$0.41	$23.7
			$23.7

Series A Preferred Stock
December 31, 2018	January 15, 2019	$0.45	$1.9
			$1.9

Series B Preferred Stock
December 31, 2018	January 15, 2019	$1.63	$5.1
			$5.1

Three Months Ended March 31, 2018
			Aggregate
		Per Common Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock
December 5, 2017	January 5, 2018	$0.39	$22.2
			$22.2

Additionally, subsequent to March 31, 2019, the Company paid the following dividends:

•

On April 4, 2019, the Company paid its regular quarterly cash dividend of $0.44 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on March 20, 2019.

•

On April 15, 2019, the Company paid a quarterly cash dividend of approximately $0.45 per share on its Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on March 31, 2019.

•

On April 15, 2019, the Company paid a quarterly cash dividend of approximately $1.63 per share on its Series B Preferred Stock to holders of Series B Preferred Stock of record as of the close of business on March 31, 2019.

Equity Issuances

In March 2017, the Company established an “at-the-market” equity offering program (the “ATM Program”) pursuant to which the Company may issue, from time to time, up to $300 million of its Class A common stock. The Company issued no shares under the ATM Program during the three months ended March 31, 2019. The Company’s ATM program expired in March 2019.

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

Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about the 15th day of each January, April, July and October. The first dividend on the Series B Preferred Stock was paid on October 15, 2018, in the amount of $1.9861111 per share for the period June 25, 2018 through October 14, 2018. The Series B Preferred Stock is convertible by holders into shares of Class A common stock at any time at the then-prevailing conversion rate. The conversion rate as of March 31, 2019 is 2.1278 shares of the Company’s Class A common stock per share of Series B Preferred Stock. The Series B Preferred Stock does not have a stated maturity date. Upon liquidation, dissolution or winding up, the Series B Preferred Stock will rank senior to common stock and pari passu with the Series A Preferred Stock with respect to the payment of distributions and other amounts. The Series B Preferred Stock will not be redeemable by the Company. At any time on or after July 20, 2023, the Company may at its option cause all (but not less than all) outstanding shares of the Series B Preferred Stock to be automatically converted into the Company’s Class A common stock at the then-prevailing conversion rate if the closing sale price of the Company’s Class A common stock is equal to or exceeds 150% of the then-prevailing conversion price for at least 20 trading days in a period of 30 consecutive trading days, including the last trading day of such 30-day period, ending on the trading day prior to the issuance of a press release announcing the mandatory conversion.

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

In February 2019, QTS conducted an underwritten offering of 7,762,500 shares of its Class A common stock, consisting of 4,000,000 shares issued by the Company during the first quarter of 2019 and 3,762,500 shares which will be issued on a forward basis, in each case at a price of $41.50 per share. The Company received net proceeds of approximately $159 million from the issuance of 4,000,000 shares during the first quarter, which it used to repay amounts outstanding under its unsecured revolving credit facility. The Company expects to physically settle the forward sale (by the delivery of shares of common stock) and receive proceeds of approximately $148 million from the sale of the 3,762,500 shares of common stock by March 1, 2020, although the Company has the right to elect settlement prior to that time. As of March 31, 2019 the Company had not settled any shares from the forward sale. QTS has concluded that the forward sale agreements meet the derivative scope exception for certain contracts involving an entity’s own equity. QTS has not yet received any proceeds from the forward contract and no amounts have been or will be recorded in equity on the Company’s balance sheet until the forward sale agreements settle. The initial forward sale price is subject to daily adjustment based on a floating interest rate factor, and will decrease by other fixed amounts specified in the forward sale agreement. Until settlement of the forward sale agreements, QTS’s EPS dilution resulting from the agreements, if any, is determined using the two-class method.

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

The transactions which occurred during the three months ended March 31, 2019 and 2018 are outlined below (unaudited and in thousands):

	Three Months Ended
	March 31,
	2019	2018
Tax, utility, insurance and other reimbursement	$261	$261
Rent expense	254	254
Capital assets acquired	54	158
Total	$569	$673

12. Noncontrolling Interest

Concurrently with the completion of the IPO, QTS consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership as of the date of the IPO.

Commencing at any time beginning November 1, 2014, at the election of the holders of the noncontrolling interest, the Class A units of the Operating Partnership are redeemable for cash or, at the election of the Company, Class A common stock of the Company on a one-for-one basis. As of March 31, 2019, the noncontrolling ownership interest percentage of QualityTech, LP was 10.8%.

13. Earnings per share of QTS Realty Trust, Inc.

Basic income per share is calculated by dividing the net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted income per share adjusts basic income per share for the effects of potentially dilutive common shares. Unvested restricted stock awards and the Company’s forward sale contract described in Note 10 contain non-forfeitable rights to dividends and thus are participating securities and are included in the computation of basic earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. Accordingly, service-based restricted stock awards and the forward sale contract were included in the calculation of basic earnings per share using the two-class method for all periods presented to the extent outstanding during the period.

The computation of basic and diluted net income per share is as follows (in thousands, except per share data, and unaudited):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net income (loss)	$21,148	$(252)
Loss (income) attributable to noncontrolling interests	(1,590)	29
Preferred stock dividends	(7,045)	(328)
Earnings attributable to participating securities	(1,935)	(258)
Net income (loss) available to common stockholders after allocation of participating securities	$10,578	$(809)
Denominator:
Weighted average shares outstanding - basic	51,948	50,279
Effect of Class O units, TSR units and options to purchase Class A common stock on an "as if" converted basis	347	—
Weighted average shares outstanding - diluted	52,295	50,279

Basic net income (loss) per share	$0.20	$(0.02)

Diluted net income (loss) per share	$0.20	$(0.02)

*

Note:  The table above does not include Class A partnership units of 6.7 million and 6.6 million for the three months ended March 31, 2019, and 2018, respectively, as their inclusion would have been antidilutive. Also does not include 0.5 million reflecting the effects of Class O units and options to purchase common stock on an "as if" converted basis for the three months ended March 31, 2018, and 6.7 million reflecting the effects of Series B Convertible preferred stock on an “as if” converted basis for the three months ended March 31, 2019, as their respective inclusion would have also been antidilutive.

14. Contracts with Customers

Future minimum payments to be received under non-cancelable customer contracts including both lease rental revenue components and nonlease revenue components (inclusive of payments for contracts which have not yet commenced, and exclusive of recoveries of operating costs from customers) are as follows for the years ending December 31 (unaudited and in thousands):

2019 (April - December)	$277,683
2020	308,650
2021	250,263
2022	163,494
2023	88,227
Thereafter	107,386
Total	$1,195,703

15. Fair Value of Financial Instruments

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

Derivative Contracts:

Interest rate swaps

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2018 or December 31, 2017.

Power Purchase Agreements

In March 2019, Company began using energy hedges to manage risk related to energy prices. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each contract. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including futures curves. The fair values of the energy hedges are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future energy rates (forward curves) derived from observable market futures curves. To comply with the provisions of fair value accounting guidance, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Nonrecurring sale of assets: For the three months ended March 31, 2019, the company recognized a gain on the sale of real estate assets that is discussed in detail in Note 6. In order to determine fair value of the noncash equity consideration received for the sale of the assets, the Company utilized estimation models to derive the fair value of the equity interest received in the transaction. These estimation models consisted of a discounted cash flow analysis that included Level 3 inputs including market rents, discount rates, expected occupancy and estimates of additional capital expenditures, and capitalization rates derived from market data.

Credit facility and Senior Notes: The Company’s unsecured credit facility did not have interest rates which were materially different than current market conditions and therefore, the fair value approximated the carrying value.  The fair value of the Company’s Senior Notes was estimated using Level 2 “significant other observable inputs,” primarily based on quoted market prices for the same or similar issuances. At March 31, 2019, the fair value of the Senior Notes was approximately $387.0 million.

Other debt instruments: The fair value of the Company’s other debt instruments (including finance leases and mortgage notes payable) were estimated in the same manner as the unsecured credit facility above. Similarly, each of these instruments did not have interest rates which were materially different than current market conditions and therefore, the fair value of each instrument approximated the respective carrying values.

16. Subsequent Events

In April 2019, the Company paid its regular quarterly cash dividends on its common stock, Series A Preferred Stock and Series B Preferred Stock. See the ‘Dividends and Distributions’ section of Note 10 for additional details.

In April 2019, QTS completed the acquisition of two data centers in the Netherlands for approximately $44 million in cash, including closing costs. The two facilities, in Groningen and Eemshaven, currently have approximately 160,000 square feet of raised floor capacity and 30 megawatts of combined gross power capacity built out and fully available. The acquisition is expected to be accounted for as an asset acquisition.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the financial condition and results of operations of QTS Realty Trust, Inc., a Maryland corporation (“QTS”), which includes the operations of QualityTech, LP (the “Operating Partnership”), for the three months ended March 31, 2019 and 2018. You should read the following discussion and analysis in conjunction with QTS’ and the Operating Partnership’s accompanying consolidated financial statements and related notes contained elsewhere in this Form 10-Q. We believe it is important for investors to understand the few differences between the financial statements of QTS and the Operating Partnership. See “Explanatory Note” for an explanation of these few differences. Since the financial data presented in this Item 2 does not contain any differences between QTS and the Operating Partnership, all periods presented reflect the operating results of both QTS and the Operating Partnership.

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in our markets or the technology industry;

•	obsolescence or reduction in marketability of our infrastructure due to changing industry demands;

•	global, national and local economic conditions;

•	risks related to our international operations;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our failure to successfully develop, redevelop and operate acquired properties or lines of business;

•	significant increases in construction and development costs;

•	the increasingly competitive environment in which we operate;

•	defaults on, or termination or non-renewal of, leases by customers;

•	decreased rental rates or increased vacancy rates;

•	increased interest rates and operating costs, including increased energy costs;

•	financing risks, including our failure to obtain necessary outside financing;

•	dependence on third parties to provide Internet, telecommunications and network connectivity to our data centers;

•	our failure to qualify and maintain QTS’ qualification as a REIT;

•	environmental uncertainties and risks related to natural disasters;

•	financial market fluctuations;

•	changes in real estate and zoning laws, revaluations for tax purposes and increases in real property tax rates; and

•	limitations inherent in our current and any future unconsolidated joint venture investments, such as lack of sole decision-making authority and reliance on our partners’ financial condition.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Any forward-looking statement speaks only as of the date on which it was made. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and Item 1A. “Risk Factors” of this Form 10-Q.

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

As of March 31, 2019, we operated a portfolio of 24 data centers located throughout the United States, Canada, Europe and Asia. Within the United States, our data centers are concentrated in the markets which we believe offer the highest growth opportunities. Our data centers are highly specialized, mission-critical facilities utilized by our customers to store, power and cool the server, storage, and networking equipment that support their most critical business systems and processes. We believe that our data centers are best-in-class and engineered to adhere to the highest specifications commercially available to customers, providing fully redundant, high-density power and cooling sufficient to meet the needs of the largest companies and organizations in the world. We have demonstrated a strong operating track record of “five-nines” (99.999%) reliability since QTS’ inception.

QTS is a Maryland corporation formed on May 17, 2013 and is the sole general partner and majority owner of the Operating Partnership. Our Class A common stock trades on the New York Stock Exchange under the ticker symbol “QTS.”

We account for the operations of all of our properties in one reporting segment.

As of March 31, 2019, QTS owned an approximate 89.2% ownership interest in the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.

The Operating Partnership is a Delaware limited partnership formed on August 5, 2009 and was QTS’ historical predecessor prior to QTS’ initial public offering on October 13, 2013 (“IPO”), having operated the Company’s business until the IPO.

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

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of March 31, 2019, only five of our more than 1,100 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 12.5% of our MRR and the next largest customer accounting for only 5.6% of our MRR.

Our Portfolio

As of March 31, 2019, including 100% of unconsolidated joint ventures for which we are affiliated, we operated 24 data centers located throughout the United States, Canada, Europe and Asia, containing an aggregate of approximately 6.2 million gross square feet of space, including approximately 2.7 million “basis-of-design” raised floor square feet (approximately 96.3% of which is owned by us including our data center in Santa Clara which is subject to a long-term ground lease), which represents the total sellable data center raised floor potential of our existing data center facilities. This reflects the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the space and power configuration that we deploy. As of March 31, 2019, this space included approximately 1.5 million raised floor operating net rentable square feet, or NRSF, plus approximately 1.2 million square feet of additional raised floor in our development pipeline, of which approximately 119,000 raised floor square feet is expected to become operational by December 31, 2019. Of the total 1.2 million raised floor square feet in our development pipeline that is expected to become operational by December 31, 2019, approximately 51,000 square feet was related to customer leases which had been executed as of March 31, 2019 but not yet commenced. Our facilities collectively have access to approximately 667 megawatts (“MW”) of available utility power. Access to power is typically the most limiting and expensive component in developing a data center and, as such, we believe our significant access to power represents an important competitive advantage.

The following table presents an overview of the portfolio of operating properties that we own or lease, based on information as of March 31, 2019:

			Net Rentable Square Feet (Operating NRSF) (1)
									Available	Basis of	Current
		Gross							Utility	Design	Raised
	Year	Square	Raised	Office &	Supporting		%	Annualized	Power	("BOD")	Floor as a
Property	Acquired (2)	Feet (3)	Floor (4)	Other (5)	Infrastructure (6)	Total	Occupied (7)	Rent (8)	(MW) (9)	NRSF	% of BOD
Richmond, VA	2010	1,318,353	167,309	51,093	178,854	397,256	70.9%	$40,048,363	110	557,309	30.0%
Atlanta, GA (Metro)	2006	968,695	486,706	36,953	346,263	869,922	97.9%	$106,761,525	72	527,186	92.3%
Irving, TX	2013	698,000	174,160	6,981	179,083	360,224	94.7%	$51,870,922	140	275,701	63.2%
Princeton, NJ	2014	553,930	58,157	2,229	111,405	171,791	100.0%	$10,206,631	22	158,157	36.8%
Chicago, IL	2014	474,979	56,000	1,786	58,182	115,968	84.0%	$12,534,696	24	215,855	25.9%
Ashburn, VA	2017	445,000	19,500	6,096	31,988	57,584	90.7%	$3,690,636	50	178,000	11.0%
Suwanee, GA	2005	369,822	205,608	8,697	107,128	321,433	93.4%	$56,296,509	36	205,608	100.0%
Piscataway, NJ	2016	360,000	98,820	14,311	100,151	213,282	88.9%	$18,051,649	111	176,000	56.1%
Fort Worth, TX	2016	261,836	10,600	—	19,438	30,038	98.9%	$2,084,513	50	80,000	13.3%
Santa Clara, CA*	2007	135,322	59,905	944	45,094	105,943	72.5%	$18,466,859	11	80,940	74.0%
Sacramento, CA	2012	92,644	54,595	2,794	23,916	81,305	37.5%	$10,474,745	8	54,595	100.0%
Dulles, VA	2017	87,159	30,545	5,997	32,892	69,434	62.9%	$16,494,315	13	48,270	63.3%
Leased facilities **	2006 & 2015	192,588	63,937	18,650	41,901	124,488	83.3%	$26,841,451	14	84,549	75.6%
Other ***	Misc.	147,435	22,380	49,337	30,074	101,791	68.9%	$6,582,622	5	22,380	100.0%
Consolidated properties		6,105,763	1,508,222	205,868	1,306,369	3,020,459	88.9%	$380,405,436	667	2,664,550	56.6%

Unconsolidated JV Properties - at the JV's 100% Share (10)
Manassas, VA	2018	118,031	11,200	12,663	39,044	62,907	100.0%	$6,047,136	24	66,324	16.9%

Total Properties		6,223,794	1,519,422	218,531	1,345,413	3,083,366	89.0%	$386,452,572	691	2,730,874	55.6%

(1)

Represents the total square feet of a building that is currently leased or available for lease plus developed supporting infrastructure, based on engineering drawings and estimates, but does not include space held for redevelopment or space used for our own office space.

(2)	Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
(3)

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
(7)

Calculated as data center raised floor that is subject to a signed lease for which space is occupied (1,112,529 square feet as of March 31, 2019) divided by leasable raised floor based on the current configuration of the properties (1,249,529 square feet as of March 31, 2019), expressed as a percentage.

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

(9)	Represents installed utility power and transformation capacity that is available for use by the facility as of March 31, 2019.
(10)	Represents the Company’s unconsolidated joint venture at the JV’s 100% share. QTS’s pro rata share of the JV is 50%.

*        Subject to long term ground lease.

**      Includes 9 facilities.  All facilities are leased, including those subject to finance leases.

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

Factors That May Influence Future Results of Operations and Cash Flows

Recent Accounting Pronouncements. We adopted the provisions of ASC Topic 606, Revenue from Contracts with Customers, effective January 1, 2018. We also adopted ASC Topic 842, Leases, effective January 1, 2019. For additional information with respect to the impact of the standards on our financial condition and results of operations, refer to Note 2 – Summary of Significant Accounting Policies.

Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of March 31, 2019, we had in place customer leases generating revenue for approximately 89% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental rates at our properties. Future economic downturns, regional downturns or downturns in the technology industry, new technological developments, evolving industry demands and other similar factors could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. Negative trends in one or more of these factors could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.

Leasing Arrangements. As of March 31, 2019, 45% of our MRR came from customers which individually occupied greater than or equal to 6,600 square feet of space (or approximately 1 MW of power), with the remaining 55% attributable to customers utilizing less than 6,600 square feet of space. As of March 31, 2019, approximately 52% of our MRR was attributable to the metered power model, the majority of which is comprised of customers that individually occupy greater than 6,600 square feet of space. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of March 31, 2019, the remaining approximately 48% of our MRR was attributable to the gross lease or managed service model. Under this model, the customer pays us a fixed amount on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers incur more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease or managed service model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. Our leases generally have a term of three years or less.

Scheduled Lease Expirations. Our ability to minimize rental churn and customer downgrades at renewal and renew, lease and re-lease expiring space will impact our results of operations and cash flows. Leases which have commenced billing representing approximately 15% and 13% of our total leased raised floor are scheduled to expire during the years ending December 31, 2019 (including all month-to-month leases) and 2020, respectively. These leases also represented approximately 24% and 19%, respectively, of our annualized rent as of March 31, 2019. Given that our average rent for larger contracts tend to be at or below market rent at expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.

Acquisitions, Development, and Financing. Our revenue growth also will depend on our ability to acquire and redevelop and/or construct and subsequently lease data center space at favorable rates. We generally fund the cost of data center acquisition, construction and/or redevelopment from our net cash provided by operations, revolving credit facility, other unsecured and secured borrowings or the issuance of additional equity. We believe that we have sufficient access to capital from our current cash and cash equivalents, borrowings under our credit facilities to fund our redevelopment projects, and the forward equity transaction we completed during the three months ended March 31, 2019.

Unconsolidated joint venture. On February 22, 2019, we entered into a joint venture with Alinda, a premier infrastructure investment firm, with respect to our Manassas data center. At closing, we contributed cash and our Manassas data center (a 118,000 square foot hyperscale data center under development in Manassas, Virginia), and Alinda contributed cash, in each case in exchange for a 50% interest in the joint venture. The Manassas data center, which is currently leased to a global cloud-based software company pursuant to a 10-year lease agreement, was contributed at an expected stabilized value upon completion of approximately $240 million. At the closing, we received approximately $53 million in net proceeds, which was funded from the cash contributed by Alinda and also borrowings under a $164.5 million secured credit facility entered into by the joint venture at closing that carries a rate of LIBOR plus 2.25%. We used these distributions to pay down our revolving credit facility and for general corporate purposes. Under the joint venture agreement, we will receive additional distributions in the future as and when we complete development of each phase of the Manassas data center and place it into service, which allows us to receive distributions for Alinda’s share of the joint venture based on the expected full stabilization of the asset. These distributions will be based on a 6.75% capitalization rate for each phase delivered during the first three years of the joint venture. Under the joint venture agreement, we will serve as the joint venture’s operating member, subject to authority and oversight of a board appointed by us and Alinda, and separately we will serve as manager and developer of the facility in exchange for management and development fees. The joint venture agreement includes various transfer restrictions and rights of first offer that will allow us to repurchase Alinda’s interest should Alinda wish to exit in the future. In addition, we have agreed to provide Alinda an opportunity to invest in future similar entities based on similar terms and a comparable capitalization rate.  This joint venture is reflected as an unconsolidated joint venture on our reported financial statements beginning in the first quarter of 2019.

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

General Leasing Activity

The following leasing and booked-not-billed statistics include QTS’ 50% pro rata share of revenue from the unconsolidated joint venture.

Below our sales activity is outlined for the three months ended March 31, 2019:

					Annualized Rent of	Incremental
		Number of	Total	Annualized rent	New and Modified	Annualized Rent, Net
	Period	Leases	Leased sq ft	per leased sq ft	Lease	of Downgrades
New/modified leases signed	Three Months Ended March 31, 2019	520	33,914	$477	$16,169,892	$11,304,724

Number of
		Renewed	Total	Annualized rent
	Period	Leases	Leased sq ft	per leased sq ft	Annualized Rent	Rent Change
Renewed Leases (1)	Three Months Ended March 31, 2019	88	11,596	$988	$11,456,028	1.6%

(1)	We define renewals as leases where the customer retains the same amount of space before and after renewals, which facilitates rate comparability.

The following table outlines the booked-not-billed (“BNB”) balance as of March 31, 2019 and how that will affect revenue in 2019 and subsequent years:

Booked-not-billed ("BNB")	2019	2020	Thereafter	Total
MRR	$2,483,528	$1,023,329	$1,060,358	$4,567,215
Incremental revenue	14,095,278	8,308,813	12,724,296
Annualized revenue	$29,802,336	$12,279,948	$12,724,296	$54,806,580

The Company estimates the remaining cost to provide the space, power, connectivity and other services to the customer contracts which had not billed as of March 31, 2019 to be approximately $30 million. This estimate generally includes customers with newly contracted space of more than 3,300 square feet of raised floor space. The space, power, connectivity and other services provided to customers that contract for smaller amounts of space is generally provided by existing space which was previously developed.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Changes in revenues and expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 are summarized below (unaudited and in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Revenues:
Rental	$98,596	$88,415	$10,181	12%
Variable lease revenue from recoveries	10,793	11,513	(720)	(6)%
Other	3,300	13,769	(10,469)	(76)%
Total revenues	112,689	113,697	(1,008)	(1)%
Operating expenses:
Property operating costs	34,103	37,740	(3,637)	(10)%
Real estate taxes and insurance	3,367	2,905	462	16%
Depreciation and amortization	38,788	35,913	2,875	8%
General and administrative	19,891	22,234	(2,343)	(11)%
Transaction and integration costs	1,214	920	294	32%
Restructuring	—	8,530	(8,530)	(100)%
Total operating expenses	97,363	108,242	(10,879)	(10)%
Gain on sale of real estate, net	13,408	—	13,408	* %
Operating income (loss)	28,734	5,455	23,279	427%
Other income and expense:
Interest income	45	1	44	4,400%
Interest expense	(7,146)	(8,110)	(964)	(12)%
Equity in earnings (loss) of unconsolidated entities	(274)	—	(274)	* %
Income (loss) before taxes	21,359	(2,654)	24,013	905%
Tax benefit (expense) of taxable REIT subsidiaries	(211)	2,402	(2,613)	(109)%
Net income (loss)	$21,148	$(252)	$21,400	8492%

Revenues. Total revenues for the three months ended March 31, 2019 were $112.7 million compared to $113.7 million for the three months ended March 31, 2018. The decrease of $1.0 million, or 1%, was largely attributable to the 2018 strategic growth plan in which we transitioned a significant portion of our cloud and managed service offerings to a third party. Growth in our hyperscale and hybrid colocation offerings offset that decrease, primarily through increases in revenues in the Atlanta-Metro, Irving, Piscataway, Ashburn and Chicago data centers.

Property Operating Costs. Property operating costs for the three months ended March 31, 2019 were $34.1 million compared to property operating costs of $37.7 million for the three months ended March 31, 2018, a decrease of $3.6 million, or 10%. The breakdown of our property operating costs is summarized in the table below (unaudited and in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Property operating costs:
Direct payroll	$5,727	$5,764	$(37)	(1)%
Rent	3,170	3,612	(442)	(12)%
Repairs and maintenance	2,811	4,126	(1,315)	(32)%
Utilities	13,853	14,472	(619)	(4)%
Management fee allocation	4,466	5,255	(789)	(15)%
Other	4,076	4,511	(435)	(10)%
Total property operating costs	$34,103	$37,740	$(3,637)	(10)%

The decrease in total property operating costs was attributable to aggregate expense reductions of $3.6 million primarily related to our transition from our cloud and managed services offerings associated with our strategic growth plan, with expense reductions primarily in repairs and maintenance, utilities and management fee allocation.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the three months ended March 31, 2019 were $3.4 million compared to $2.9 million for the three months ended March 31, 2018. The increase of $0.5 million, or 16%, was primarily attributable to an increase in taxes at our Chicago and Irving facilities.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2019 was $38.8 million compared to $35.9 million for the three months ended March 31, 2018. The increase of $2.9 million, or 8%, was primarily due to additional depreciation expense relating to an increase in assets placed in service at our Irving, Chicago, Atlanta-Metro and Ashburn facilities.

General and Administrative Expenses. General and administrative expenses were $19.9 million for the three months ended March 31, 2019 compared to general and administrative expenses of $22.2 for the three months ended March 31, 2018, a decrease of $2.3 million, or 11%. The decrease was primarily attributable to the implementation of the aforementioned strategic growth plan, resulting in a decrease in net payroll expenses.

Transaction and Integration Costs. Transaction and Integration Costs were $1.2 million for the three months ended March 31, 2019, compared to $0.9 million for the three months ended March 31, 2018. The increase of $0.3 million, or 32%, was primarily related to increased costs associated with assessment of actual and potential acquisitions during the three months ended March 31, 2019.

Restructuring Costs. Restructuring costs, which were costs associated with our strategic growth plan in the prior year, were $8.5 million for the three months ended March 31, 2018. Restructuring costs primarily related to employee severance expenses, professional fees, acceleration of equity-based compensation awards and the sale or write-off of certain product-related assets. No restructuring costs were incurred during the three months ended March 31, 2019.

Gain on sale of real estate, net. The gain on sale of real estate net incurred during the three months ended March 31, 2019 represents the net gain realized upon sale of the Manassas facility to the joint venture and represents the fair value of cash and noncash consideration received in the sale transaction, net of costs directly related to the sale in excess of the carrying amounts of the assets.

Interest Expense. Interest expense for the three months ended March 31, 2019 was $7.1 million compared to $8.1 million for the three months ended March 31, 2018. The decrease of $1.0 million, or 12%, was due primarily to a higher level of capitalized interest, partially offset by an increase in interest costs related to an increase in the average total debt balance of $78.1 million.

Equity in earnings (loss) of unconsolidated entities. During the three months ended March 31, 2019, we entered into a joint venture agreement with respect to our Manassas data center. Equity in net loss from the inception of our investment through March 31, 2019 was $0.3 million, the only reporting period we had this entity.

Tax Expense/Benefit of Taxable REIT Subsidiaries. Tax expense of our taxable REIT subsidiaries for the three months ended March 31, 2019 was $0.2 million compared to a tax benefit of $2.4 million for the three months ended March 31, 2018. The current period tax expense primarily related to current state tax expense associated with recorded operating results, and valuation allowances recorded against certain federal and state deferred tax assets. The prior period tax benefit primarily related to recorded operating losses.

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

FFO, Operating FFO and Adjusted Operating FFO

We consider funds from operations (“FFO”) to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income (loss) and cash provided by operating activities as a measure of operating performance. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (loss) (computed in accordance with GAAP), adjusted to exclude gains (or losses) from sales of depreciable real estate and land related to our primary business, impairment write-downs of depreciable real estate and land related to our primary business, real estate-related depreciation and amortization, and similar adjustments for unconsolidated entities. To the extent we incur gains or losses from the sale of assets that are incidental to our primary business, or incur impairment write-downs associated with assets that are incidental to our primary business, we include such charges in our calculation of FFO. Our management uses FFO as a supplemental performance measure because, in excluding real estate-related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs.

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

A reconciliation of net income (loss) to FFO, Operating FFO and Adjusted Operating FFO is presented below (unaudited and in thousands):

	Three Months Ended
	March 31,
	2019	2018
FFO
Net income (loss)	$21,148	$(252)
Equity in net (income) loss of unconsolidated entity	274	—
Real estate depreciation and amortization	35,927	32,057
Gain on sale of real estate, net	(13,408)	—
Pro rata share of FFO from unconsolidated entity	41	—
FFO (1)	43,982	31,805
Preferred stock dividends	(7,045)	(328)
FFO available to common stockholders & OP unit holders	36,937	31,477

Restructuring costs	—	8,530
Transaction and integration costs	1,214	920
Tax benefit associated with restructuring, transaction and integration costs	—	(1,635)
Operating FFO available to common stockholders & OP unit holders	38,151	39,292

Maintenance Capex	(709)	(930)
Leasing commissions paid	(6,515)	(5,910)
Amortization of deferred financing costs and bond discount	978	962
Non real estate depreciation and amortization	2,861	3,857
Straight line rent revenue and expense and other	(1,422)	(2,518)
Tax expense (benefit) from operating results	211	(767)
Equity-based compensation expense	3,300	3,481
Adjustments for unconsolidated entity	22	—
Adjusted Operating FFO available to common stockholders & OP unit holders	$36,877	$37,467

(1)

FFO for the three months ended March 31, 2018 includes $4.0 million of impairment losses related to certain non-real estate product related assets that were considered incidental to our primary business. No gains, losses or impairment write-downs associated with assets incidental to our primary business were incurred during the three months ended March 31, 2019.

Monthly Recurring Revenue (MRR) and Recognized MRR

We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR is also calculated to include the Company’s pro rata share of monthly contractual revenue under signed leases as of a particular date associated with unconsolidated entities, which includes revenue from the unconsolidated entity’s rental and managed services activities, but excludes the unconsolidated entity’s customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR reflects the annualized cash rental payments. It does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted.

Separately, we calculate recognized MRR as the recurring revenue recognized during a given period, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues.

Management uses MRR and recognized MRR as supplemental performance measures because they provide useful measures of increases in contractual revenue from our customer leases and customer leases attributable to our business. MRR and recognized MRR should not be viewed by investors as alternatives to actual monthly revenue, as determined in accordance with GAAP. Other companies may not calculate MRR or recognized MRR in the same manner. Accordingly, our MRR and recognized MRR may not be comparable to other companies’ MRR and recognized MRR. MRR and recognized MRR should be considered only as supplements to total revenues as a measure of our performance. MRR and recognized MRR should not be used as measures of our results of operations or liquidity, nor is it indicative of funds available to meet our cash needs, including our ability to make distributions to our stockholders.

A reconciliation of total GAAP revenues to recognized MRR in the period and MRR at period end is presented below (unaudited and in thousands):

	Three Months Ended
	March 31,
	2019	2018
Recognized MRR in the period
Total period revenues (GAAP basis)	$112,689	$113,697
Less: Total period variable lease revenue from recoveries	(10,793)	(11,513)
Total period deferred setup fees	(3,232)	(2,893)
Total period straight line rent and other	(3,942)	(4,451)
Recognized MRR in the period	$94,722	$94,840

MRR at period end
Total period revenues (GAAP basis)	$112,689	$113,697
Less: Total revenues excluding last month	(73,809)	(75,661)
Total revenues for last month of period	38,880	38,036
Less: Last month variable lease revenue from recoveries	(3,871)	(3,107)
Last month deferred setup fees	(1,242)	(964)
Last month straight line rent and other	(2,068)	(2,051)
Add: Pro rata share of MRR at period end of unconsolidated entity	253	—
MRR at period end *	$31,952	$31,914

*Does not include our booked-not-billed MRR balance, which was $4.6 million and $4.7 million as of March 31, 2019 and 2018, respectively.

Net Operating Income (NOI)

We calculate net operating income (“NOI”), as net income (loss) (computed in accordance with GAAP), excluding: interest expense, interest income, tax expense (benefit) of taxable REIT subsidiaries, depreciation and amortization, write off of unamortized deferred financing, debt restructuring costs, gain (loss) on extinguishment of debt, transaction and integration costs, gain (loss) on sale of real estate, restructuring costs, general and administrative expenses and similar adjustments for unconsolidated entities. We allocate a management fee charge of 4% of cash revenues for all facilities (with the exception of the leased facilities acquired in 2015, which were allocated a charge of 10% of cash revenues) as a property operating cost and a corresponding reduction to general and administrative expense to cover the day-to-day administrative costs to operate our data centers.  The management fee charge is reflected as a reduction to net operating income.

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

A reconciliation of net income to NOI is presented below (unaudited and in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net Operating Income (NOI)
Net income (loss)	$21,148	$(252)
Equity in net (income) loss of unconsolidated entity	274	—
Interest income	(45)	(1)
Interest expense	7,146	8,110
Depreciation and amortization	38,788	35,913
Tax expense (benefit) of taxable REIT subsidiaries	211	(2,402)
Transaction and integration costs	1,214	920
General and administrative expenses	19,891	22,234
Gain on sale of real estate, net	(13,408)	—
Restructuring	—	8,530
NOI from consolidated operations (1)	$75,219	$73,052
Pro rata share of NOI from unconsolidated entity	234	—
Total NOI (1)	$75,453	$73,052

(1)

Includes facility level general and administrative allocation charges of 4% of cash revenue for all facilities (with the exception of the leased facilities acquired in 2015, which were allocated a charge of 10% of cash revenues). These allocated charges aggregated to $4.5 million and $5.3 million for the three month periods ended March 31, 2019 and 2018, respectively.

Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (EBITDAre) and Adjusted EBITDA

We calculate EBITDAre in accordance with NAREIT. EBITDAre represents net income (loss) (computed in accordance with GAAP) adjusted to exclude gains (or losses) from sales of depreciated property, income tax expense (or benefit), interest expense, depreciation and amortization, impairments of depreciated property and unconsolidated entities, and similar adjustments for unconsolidated entities. Management uses EBITDAre as a supplemental performance measure because it provides performance measures that, when compared year over year, captures the performance of our operations by removing the impact of our capital structure (primarily interest expense) and asset base charges (primarily depreciation and amortization) from our operating results.

Due to the volatility and nature of certain significant charges and gains recorded in our operating results that management believes are not reflective of operating performance, we compute an adjusted measure of EBITDAre, which we refer to as Adjusted EBITDA. We generally calculate Adjusted EBITDA as EBITDAre excluding certain non-routine charges, write off of unamortized deferred financing costs, gains (losses) on extinguishment of debt, restructuring costs, and transaction and integration costs, as well as our pro-rata share of each of those respective expenses associated with the unconsolidated entity aggregated into one line item categorized as “Adjustments for the unconsolidated entity.” In addition, we calculate Adjusted EBITDA excluding certain non-cash recurring costs such as equity-based compensation. We believe that Adjusted EBITDA provides investors with another financial measure that may facilitate comparisons of operating performance between periods and, to the extent other REITs calculate Adjusted EBITDA on a comparable basis, between REITs.

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

A reconciliation of net income to EBITDAre and Adjusted EBITDA is presented below (unaudited and in thousands):

	Three Months Ended
	March 31,
	2019	2018
EBITDAre and Adjusted EBITDA
Net income (loss)	$21,148	$(252)
Equity in net (income) loss of unconsolidated entity	274	—
Interest income	(45)	(1)
Interest expense	7,146	8,110
Tax expense (benefit) of taxable REIT subsidiaries	211	(2,402)
Depreciation and amortization	38,788	35,913
(Gain) loss on disposition of depreciated property and impairment write-downs of depreciated property	(13,408)	4,017
EBITDAre from unconsolidated entity	215	—
EBITDAre	54,329	45,385

Equity-based compensation expense	3,300	3,481
Restructuring costs	—	4,513
Transaction and integration costs	1,214	920
Adjusted EBITDA	$58,843	$54,299

Liquidity and Capital Resources

Short-Term Liquidity

Our short-term liquidity needs include funding capital expenditures for the development of data center space (a significant portion of which is discretionary), meeting debt service and debt maturity obligations, funding payments for finance leases, funding distributions to our stockholders and unit holders, utility costs, site maintenance costs, real estate and personal property taxes, insurance, rental expenses, general and administrative expenses and certain recurring and non-recurring capital expenditures.

In addition to the $101.2 million of capital expenditures incurred in the three months ended March 31, 2019 we expect that we will incur approximately $350 million to $400 million in additional capital expenditures through December 31, 2019, in connection with the development of our data center facilities, which excludes acquisitions and includes our 50% proportionate share of capital expenditures at the Manassas facility that was contributed to a joint venture. We expect to spend approximately $275 million to $325 million of capital expenditures with vendors on development, and the remainder on other capital expenditures and capitalized overhead costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. We expect to fund these costs using operating cash flows, draws on our credit facility, accessing forward equity net proceeds of approximately $148 million, additional equity issuances or other capital markets activity. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of such expenditures may vary.

We expect to meet our short-term liquidity needs through operating cash flow, cash and cash equivalents and borrowings under our credit facility in addition to accessing forward equity net proceeds of approximately $148 million. We may also transfer certain projects into unconsolidated entities as another source of capital.

Our cash paid for capital expenditures for the three months ended March 31, 2019 and 2018 are summarized in the table below (unaudited and in thousands):

	Three Months Ended March 31,
	2019	2018
Development	$72,688	$84,163
Acquisitions	—	24,626
Maintenance capital expenditures	709	930
Other capital expenditures (1)	27,837	18,843
Total capital expenditures	$101,234	$128,562

(1)

Represents capital expenditures for capitalized interest, commissions, personal property, overhead costs and corporate fixed assets. Corporate fixed assets primarily relate to construction of corporate offices, leasehold improvements and product related assets.

Long-Term Liquidity

Our long-term liquidity needs primarily consist of funds for property acquisitions, scheduled debt maturities, payment of principal at maturity of our Senior Notes, funding payments for finance leases, dividend payments on our Series A Preferred Stock and Series B Preferred Stock and recurring and non-recurring capital expenditures. We may also pursue new developments and additional redevelopment of our data centers and future redevelopment of other space in our portfolio. We may also pursue development on land which QTS currently owns that is available at our data center properties in Atlanta-Metro, Atlanta-Suwanee, Richmond, Irving, Fort Worth, Princeton, Chicago, Ashburn, Phoenix, Hillsboro and Manassas, through our new joint venture. The development and/or redevelopment of this space, including timing, is at our discretion and will depend on a number of factors, including availability of capital and our estimate of the demand for data center space in the applicable market. We expect to meet our long-term liquidity needs with net cash provided by operations, incurrence of additional long-term indebtedness, borrowings under our credit facility, access to joint venture capital and issuance of additional equity or debt securities, subject to prevailing market conditions, as discussed below.

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

In February 2019, QTS conducted an underwritten offering of 7,762,500 shares of its Class A common stock, consisting of 4,000,000 shares issued by the Company during the first quarter of 2019 and 3,762,500 shares which will be issued on a forward basis, in each case at a price of $41.50 per share. The Company received net proceeds of approximately $159 million from the issuance of 4,000,000 shares during the first quarter, which it used to repay amounts outstanding under its unsecured revolving credit facility. The Company expects to physically settle the forward sale (by the delivery of shares of common stock) and receive proceeds of approximately $148 million from the sale of the 3,762,500 shares of common stock by March 1, 2020, although the Company has the right to elect settlement prior to that time.

Manassas Joint Venture

On February 22, 2019, we entered into a joint venture with Alinda Capital Partners (“Alinda”), a premier infrastructure investment firm, with respect to our Manassas data center, as described above under “Factors That May Influence Future Results of Operations and Cash Flows.” At the closing, we received approximately $53 million in proceeds, which was comprised of the cash contributed by Alinda and also borrowings under a $164.5 million secured credit facility entered into by the joint venture at closing that carries a rate of LIBOR plus 2.25%. We used these proceeds to pay down our revolving credit facility and for general corporate purposes. Under the joint venture agreement, we will receive additional proceeds in the future as and when we complete development of each phase of the Manassas data center and place it into service, which allows us to receive proceeds for Alinda’s share of the joint venture based on the expected full stabilization of the asset. These proceeds will be based on a 6.75% capitalization rate for each phase delivered during the first three years of the venture. We expect that upon full stabilization of the Manassas data center, we will have received approximately $87 million of proceeds from the joint venture (including the proceeds received at closing and which number is subject to reduction under certain circumstances), which will include proceeds from the joint venture’s credit facility. We further expect that this joint venture will reduce our expected capital deployment requirements for the development of the Manassas data center by approximately $120 million.

Cash

As of March 31, 2019, we had $18.7 million of unrestricted cash and cash equivalents.

The following tables present quarterly cash dividends and distributions paid to QTS’ common and preferred stockholders and the Operating Partnership’s unit holders for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019
			Aggregate
		Per Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock
December 21, 2018	January 8, 2019	$0.41	$23.7
			$23.7

Series A Preferred Stock
December 31, 2018	January 15, 2019	$0.45	$1.9
			$1.9

Series B Preferred Stock
December 31, 2018	January 15, 2019	$1.63	$5.1
			$5.1

Three Months Ended March 31, 2018
			Aggregate
		Per Common Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock
December 5, 2017	January 5, 2018	$0.39	$22.2
			$22.2

Additionally, subsequent to March 31, 2019, the Company paid the following dividends:

•

On April 4, 2019, the Company paid its regular quarterly cash dividend of $0.44 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on March 20, 2019.

•

On April 15, 2019, the Company paid a quarterly cash dividend of approximately $0.45 per share on its Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on March 31, 2019.

•

On April 15, 2019, the Company paid a quarterly cash dividend of approximately $1.63 per share on its Series B Preferred Stock to holders of Series B Preferred Stock of record as of the close of business on March 31, 2019.

Indebtedness

As of March 31, 2019, we had approximately $1,284.0 million of indebtedness, including financing lease obligations.

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

As of March 31, 2019, we had outstanding $835 million of indebtedness under the unsecured credit facility, consisting of $135.0 million of outstanding borrowings under our unsecured revolving credit facility and $700.0 million outstanding under the term loans, exclusive of net debt issuance costs of $6.1 million. In connection with the unsecured credit facility, as of March 31, 2019, we had additional letters of credit outstanding aggregating to $4.1 million. As of March 31, 2019, the weighted average interest rate for amounts outstanding under the unsecured credit facility, was 3.57%.

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

The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS, the Issuers or any other subsidiary guarantor. QTS Realty Trust, Inc. does not guarantee the Senior Notes and will not be required to guarantee the Senior Notes expect under certain circumstances.  The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of November 8, 2017, among QTS, the Issuers, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”). As of March 31, 2019, the outstanding net debt issuance costs associated with the Senior Notes were $5.1 million.

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

Lenexa Mortgage. On March 8, 2017, we entered into a $1.9 million mortgage loan secured by our Lenexa facility. This mortgage has a fixed rate of 4.1%, with periodic principal payments due monthly and a balloon payment of $1.6 million in May 2022. As of March 31, 2019, the outstanding balance under the Lenexa mortgage was $1.8 million.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2019, including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (unaudited and in thousands):

Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Operating Leases	$7,165	$9,648	$9,877	$10,327	$10,454	$58,111	$105,582
Finance Leases	2,056	2,579	2,713	2,958	3,229	33,661	47,196
Future Principal Payments of Indebtedness (1)	52	71	74	136,594	350,000	750,000	1,236,791
Total (2)	$9,273	$12,298	$12,664	$149,879	$363,683	$841,772	$1,389,569

(1)

Does not include the related debt issuance costs on Senior Notes nor the related debt issuance costs on the term loans reflected at March 31, 2019. Also does not include letters of credit outstanding aggregating to $4.1 million as of March 31, 2019 under our unsecured credit facility.

(2)

Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facilities, mortgages, finance leases, and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt and inclusive of the effects of interest rate swaps, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of March 31, 2019 (unaudited and in thousands):

2019	2020	2021	2022	2023	Thereafter	Total
$43,956	$52,477	$52,412	$53,963	$47,275	$47,421	$297,504

Off-Balance Sheet Arrangements

As of March 31, 2019, our pro rata share of mortgage debt of the joint venture was approximately $27.3 million, all of which is subject to forward interest rate swap agreements. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional information on our interest rate swaps.

Cash Flows

Cash flow for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 are summarized below (unaudited and in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cash flow provided by (used for):
Operating activities	$44,168	$51,553
Investing activities	(48,512)	(128,562)
Financing activities	11,263	84,687

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Cash flow provided by operating activities was $44.2 million for the three months ended March 31, 2019 compared to $51.6 million for the three months ended March 31, 2018. There was an increase in cash operating income of $5.8 million from the prior period primarily related to our expansion and leasing activity, offset by a decrease in cash flow associated with net changes in working capital of $13.2 million primarily related to changes in accounts payable and accrued liabilities.

Cash flow used for investing activities decreased by $80.1 million to $48.5 million for the three months ended March 31, 2019, compared to $128.6 million for the three months ended March 31, 2018. The decrease was due primarily to cash proceeds of $52.7 million received from the Company’s contribution of assets to a joint venture during the current period as well as a decrease in cash paid for acquisitions of $24.6 million.

Cash flow provided by financing activities was $11.3 million for the three months ended March 31, 2019, compared to $84.7 million for the three months ended March 31, 2018. The decrease was primarily due to lower net proceeds of $124 million under our unsecured credit facility, primarily a result of the payoff of a portion of the revolving credit facility using proceeds from issuance of common stock during the three months ended March 31, 2019, as well as higher payments of cash dividends to common and preferred stockholders of $8.3 million. Offsetting these decreases was in increase in net equity proceeds of $55.7 million.

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

Effective January 1, 2019, the Company adopted ASC Topic 842, Leases, which resulted in changes to the Company’s critical accounting policy relating to accounting for lease transactions. Refer to Note 2 – ‘Summary of Significant Accounting Policies’ for additional information regarding the new and updated policies as a result of the adoption of ASC Topic 842.

Additional information regarding the Company’s Critical Accounting Policies and Estimates is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Operating Partnership also includes certain partners that are subject to a taxable income allocation, however, not entitled to receive recurring distributions. The partnership agreement does stipulate however, to the extent that taxable income is allocated to these partners that the partnership will make a distribution to these partners equal to the lesser of the actual per unit distributions made to Class A partners or an estimated amount to cover federal, state and local taxes on the allocated taxable income. No distributions related to allocated taxable income were made to these partners for the three months ended March 31, 2019 and 2018.

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

As of March 31, 2019, after consideration of interest rate swaps in effect, we had outstanding $435 million of consolidated indebtedness that bore interest at variable rates which does not take into account $400 million of swaps that take effect December 17, 2021 and April 27, 2022, and the $200 million of swaps that take effect on January 2, 2020, each as discussed below.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. A 1% increase in the LIBOR rate would increase the interest expense on the $435 million of variable indebtedness outstanding as of March 31, 2019 by approximately $4.4 million annually. Conversely, a decrease in the LIBOR rate to 1.49% would decrease the interest expense on this $435 million of variable indebtedness outstanding by approximately $4.4 million annually based on the one month LIBOR rate of approximately 2.49% as of March 31, 2019.

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

ITEM 4. Controls and Procedures

QTS Realty Trust, Inc.

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended March 31, 2019, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QTS’ disclosure controls and procedures are effective to ensure that information required to be disclosed by QTS in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in QTS’ internal control over financial reporting during the period ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, QTS’ internal control over financial reporting.

QualityTech, LP

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended March 31, 2019, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the period ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on us.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2019, which are accessible on the SEC’s website at www.sec.gov.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

QTS did not sell any securities during the three months ended March 31, 2019 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

QTS from time to time issues shares of Class A common stock (i) upon exercise of stock options issued under the QTS Realty Trust, Inc. 2013 Equity Incentive Plan and (ii) upon redemption of Class A units of limited partnership of the Operating Partnership (either through Class A units previously held or those received from conversion of Class O units from the QualityTech, LP 2010 Equity Incentive Plan). Pursuant to the partnership agreement of the Operating Partnership, each time QTS issues shares of common stock, the Operating Partnership issues to QTS, its general partner, an equal number of Class A units, which are redeemable for cash or Class A common stock on a one-for-one basis. The units issued to QTS are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units are issued only to QTS and therefore, do not involve a public offering. In addition, during the three months ended March 31, 2019, the Operating Partnership issued approximately 97,000 Class A units in connection with the issuance of Class A common stock upon exercise of stock options issued by QTS.

In addition, on March 1, 2019, the Operating Partnership issued 4,000,000 Class A units to QTS in connection with QTS’s underwritten offering of 7,762,500 shares of Class A common stock, consisting of 4,000,000 shares issued by QTS on March 1, 2019 and 3,762,500 shares which will be issued on a forward basis prior to March 1, 2020 (and in connection with which 3,762,500 Class A units will be issued to QTS). These units issued to QTS were not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to QTS and therefore, did not involve a public offering.

Repurchases of Equity Securities

During the three months ended March 31, 2019, certain of our employees surrendered Class A common stock owned by them to satisfy their federal and state tax obligations in connection with the vesting of restricted common stock under the 2013 Equity Incentive Plan.

The following table summarizes all of these repurchases during the three months ended March 31, 2019:

			Total number of
			shares purchased as	Maximum number of
	Total number	Average price	part of publicly	shares that may yet be
	of shares	paid per	announced plans or	purchased under the
Period	purchased (1)	share	programs	plans or programs
January 1, 2019 through January 31, 2019	639	$37.05	N/A	N/A
February 1, 2019 through February 28, 2019	2,926	42.11	N/A	N/A
March 1, 2019 through March 31, 2019	45,132	42.43	N/A	N/A
Total	48,697	$42.34

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

2.1

Stock Purchase Agreement dated May 6, 2016 by and among Quality Technology Services Holding, LLC, Carpathia Holdings, LLC and Carpathia Acquisition, Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 12, 2015 (Commission File No. 002-36109)

2.2

First Amendment to Stock Purchase Agreement dated June 12, 2015, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 19, 2015 (Commission File No. 001-36109)

3.1

Articles of Amendment and Restatement of QTS Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013 (Commission File No. 001-36109)

3.2

Second Amended and Restated Bylaws of QTS Realty Trust, Inc., incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2017 (Commission File No. 001-36109)

3.3

Articles Supplementary designating QTS Realty Trust, Inc.’s 7.125% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on March 15, 2018 (Commission File No. 001-36109)

3.4

Articles Supplementary designating QTS Realty Trust, Inc.’s 6.50% Series B Cumulative Convertible Perpetual Preferred Stock, liquidation preference $100.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A filed on June 25, 2018 (Commission File No. 001-36109)

3.5

Articles Supplementary opting out of the Maryland Unsolicited Takeovers Act, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 25, 2018 (Commission File No. 001-36109)

3.6

Articles of Amendment to the Articles of Amendment and Restatement of QTS Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 10, 2019 (Commission File No. 002-36109)

4.1

Form of Specimen Class A Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

4.2

Indenture, dated November 8, 2017, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., certain subsidiaries of QualityTech, LP and Deutsche Bank Trust Company Americas, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 8, 2017 (Commission File No. 001-36109)

4.3	Form of 4.750% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.2 hereof)

4.4

Supplemental Indenture, dated as of December 22, 2017, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed with the SEC on February 28, 2018 (Commission File No. 001-36109)

4.5

Form of stock certificate evidencing the 7.125% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed on March 15, 2018 (Commission File No. 001-36109)

4.6

Form of stock certificate evidencing the 6.50% Series B Cumulative Convertible Perpetual Preferred Stock, liquidation preference $100.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed on June 25, 2018 (Commission File No. 001-36109)

4.7

Supplemental Indenture dated as of December 31, 2018 among West Midtown Acquisition Company, LLC, QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the Subsidiary Guarantors (as such term is defined in the Indenture), and Deutsche Bank Trust Company Americas, as trustee, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, (the “Indenture”) as amended by the Supplemental Indenture, dated as of December 22, 2017, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, incorporated by reference to Exhibit 4.7 to the Company’s Form 10-K filed on February 25, 2019 (Commission File No. 001-36109)

10.1

Indemnification Agreement, dated as of March 13, 2019, by and between QTS Realty Trust, Inc. and Wayne Rehberger, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 13, 2019 (Commission File No. 001-36109)

10.2	Form of Performance Share Unit Agreement (Performance-Based FFO Units) under QTS Realty Trust, Inc. 2013 Equity Incentive Plan

10.3	Form of Performance Share Unit Agreement (Performance-Based FFO Units) for Grants to Chief Executive Officer under QTS Realty Trust, Inc. 2013 Equity Incentive Plan

10.4	Form of Performance Share Unit Agreement (Performance-Based Relative TSR Units) under QTS Realty Trust, Inc. 2013 Equity Incentive Plan

10.5	Form of Performance Share Unit Agreement (Performance-Based Relative TSR Units) for Grants to Chief Executive Officer under QTS Realty Trust, Inc. 2013 Equity Incentive Plan

10.6

First Amendment to Sixth Amended and Restated Credit Agreement, dated as of March 29, 2019, by and among QualityTech, LP, QTS Realty Trust, Inc., the entities identified therein as Subsidiary Guarantors, KeyBank National Association, the lenders parties thereto, and KeyBank National Association, as agent

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.)

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

101

The following materials from QTS Realty Trust, Inc.’s and QualityTech, LP’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of equity and partners’ capital, (iv) condensed consolidated statements of cash flow, and (v) the notes to the condensed consolidated financial statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: May 10, 2019	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: May 10, 2019	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: May 10, 2019	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)

QualityTech, LP

By: QTS Realty Trust, Inc.,
its general partner

DATE: May 10, 2019	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: May 10, 2019	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: May 10, 2019	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)