Form 10-Q
period 2019-06-30
QTS Realty Trust, Inc.; QualityTech, LP
filed 2019-08-02
CIK 1577368, 1561164

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Class A common stock, $0.01 par value	QTS	New York Stock Exchange
Preferred Stock, 7.125% Series A Cumulative Redeemable Perpetual, $0.01 par value	QTS PR A	New York Stock Exchange
Preferred Stock, 6.50% Series B Cumulative Convertible Perpetual, $0.01 par value	QTS PR B	New York Stock Exchange

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

There were 55,301,981 shares of Class A common stock, $0.01 par value per share, and 128,408 shares of Class B common stock, $0.01 par value per share, of QTS Realty Trust, Inc. outstanding on July 31, 2019.

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

Substantially all of QTS’s assets are held by, and its operations are conducted through, the Operating Partnership. QTS is the sole general partner of the Operating Partnership, and, as of June 30, 2019, its only material asset consisted of its ownership of approximately 89.3% of the Operating Partnership. Management operates QTS and the Operating Partnership as one business. The management of QTS consists of the same employees as the management of the Operating Partnership. QTS does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. QTS has not issued or guaranteed any indebtedness. Except for net proceeds from public equity issuances by QTS, which are contributed to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership, the Operating Partnership generates all remaining capital required by our business through its operations, the direct or indirect incurrence of indebtedness, and the issuance of partnership units. Therefore, as general partner with voting control of the Operating Partnership, QTS consolidates the Operating Partnership for financial reporting purposes.

We believe, therefore, that a combined presentation with respect to QTS and the Operating Partnership, including providing one set of notes for the financial statements of QTS and the Operating Partnership, provides the following benefits:

●	enhances investors’ understanding of QTS and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

●	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure in this report applies to both QTS and the Operating Partnership; and

●	creates time and cost efficiencies through the preparation of one presentation instead of two separate presentations.

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

In order to highlight the few differences between QTS and the Operating Partnership, there are sections and disclosure in this report that discuss QTS and the Operating Partnership separately, including separate financial statements, separate audit reports, separate controls and procedures sections, separate Exhibit 31 and 32 certifications, and separate presentation of certain accompanying notes to the financial statements, including Note 11 – Partners’ Capital, Equity and Incentive Compensation Plans. In the sections that combine disclosure for QTS and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of “we,” “our,” “us,” “our company” and “the Company.” Although the Operating Partnership is generally the entity that enters into contracts, holds assets and issues debt, we believe that these general references to “we,” “our,” “us,” “our company” and “the Company” in this context are appropriate because the business is one enterprise operated through the Operating Partnership.

QTS Realty Trust, Inc.

QualityTech, LP

Form 10-Q

For the Quarterly Period Ended June 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Real Estate Assets
Land	$107,307	$105,541
Buildings, improvements and equipment	2,087,374	1,917,251
Less: Accumulated depreciation	(523,040)	(467,644)
	1,671,641	1,555,148
Construction in progress	856,005	790,064
Real Estate Assets, net	2,527,646	2,345,212
Investments in unconsolidated entity	32,797	—
Operating lease right-of-use assets, net	59,946	—
Cash and cash equivalents	10,638	11,759
Rents and other receivables, net	60,754	55,093
Acquired intangibles, net	89,226	95,451
Deferred costs, net	46,662	45,096
Prepaid expenses	8,224	6,822
Goodwill	173,843	173,843
Assets held for sale	—	71,800
Other assets, net	57,217	56,893
TOTAL ASSETS	$3,066,953	$2,861,969

LIABILITIES
Unsecured credit facility, net	$949,816	$945,657
Senior notes, net of debt issuance costs	395,167	394,786
Finance leases and mortgage notes payable	48,211	4,674
Operating lease liabilities	67,457	—
Accounts payable and accrued liabilities	90,211	99,166
Dividends and distributions payable	33,247	29,633
Advance rents, derivative contracts, security deposits and other liabilities	47,987	32,679
Liabilities held for sale	—	24,349
Deferred income taxes	1,294	1,097
Deferred income	40,033	33,241
TOTAL LIABILITIES	1,673,423	1,565,282

EQUITY
7.125% Series A cumulative redeemable perpetual preferred stock: $0.01 par value (liquidation preference $25.00 per share), 4,600,000 shares authorized, 4,280,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	103,212	103,212
6.50% Series B cumulative convertible perpetual preferred stock: $0.01 par value (liquidation preference $100.00 per share), 3,162,500 shares authorized, issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	304,223	304,265
Common stock: $0.01 par value, 450,133,000 shares authorized, 55,390,521 and 51,123,417 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	554	511
Additional paid-in capital	1,219,048	1,062,473
Accumulated other comprehensive income (loss)	(23,310)	2,073
Accumulated dividends in excess of earnings	(316,158)	(278,548)
Total stockholders’ equity	1,287,569	1,193,986
Noncontrolling interests	105,961	102,701
TOTAL EQUITY	1,393,530	1,296,687
TOTAL LIABILITIES AND EQUITY	$3,066,953	$2,861,969

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental	$114,977	$101,086	$224,366	$201,014
Other	4,190	11,191	7,490	24,960
Total revenues	119,167	112,277	231,856	225,974
Operating expenses:
Property operating costs	38,570	36,558	72,673	74,298
Real estate taxes and insurance	3,355	2,903	6,722	5,808
Depreciation and amortization	41,481	37,820	80,269	73,733
General and administrative	20,124	21,031	40,015	43,265
Transaction and integration costs	1,039	653	2,253	1,573
Restructuring	—	11,430	—	19,960
Total operating expenses	104,569	110,395	201,932	218,637
Gain on sale of real estate, net	—	—	13,408	—
Operating income	14,598	1,882	43,332	7,337
Other income and expense:
Interest income	36	25	81	26
Interest expense	(6,459)	(8,203)	(13,605)	(16,313)
Other income (expense)	(40)	—	(40)	—
Equity in earnings (loss) of unconsolidated entity	(401)	—	(675)	—
Income (loss) before taxes	7,734	(6,296)	29,093	(8,950)
Tax benefit (expense) of taxable REIT subsidiaries	(199)	(137)	(410)	2,265
Net income (loss)	7,535	(6,433)	28,683	(6,685)
Net (income) loss attributable to noncontrolling interests	(52)	1,002	(1,642)	1,031
Net income (loss) attributable to QTS Realty Trust, Inc.	$7,483	$(5,431)	$27,041	$(5,654)
Preferred stock dividends	(7,045)	(2,248)	(14,090)	(2,576)
Net income (loss) attributable to common stockholders	$438	$(7,679)	$12,951	$(8,230)

Net income (loss) per share attributable to common shares:
Basic	$(0.03)	$(0.16)	$0.17	$(0.17)
Diluted	(0.03)	(0.16)	0.17	(0.17)

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$7,535	$(6,433)	$28,683	$(6,685)
Other comprehensive income (loss):
Foreign currency translation adjustment gain	66	—	66	—
Increase (decrease) in fair value of derivative contracts	(18,606)	2,563	(28,459)	8,545
Reclassification of other comprehensive income to interest expense (income)	(471)	91	(965)	493
Comprehensive income (loss)	(11,476)	(3,779)	(675)	2,353
Comprehensive (income) loss attributable to noncontrolling interests	1,291	431	74	(271)
Comprehensive income (loss) attributable to QTS Realty Trust, Inc.	$(10,185)	$(3,348)	$(601)	$2,082

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF EQUITY

(unaudited and in thousands)

The consolidated statement of equity for the three months ended June 30, 2019:

						Accumulated other	Accumulated	Total
	Preferred Stock		Common stock		Additional	comprehensive	dividends in	stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	paid-in capital	income (loss)	excess of earnings	equity	interests	Total
Balance April 1, 2019	7,443	$407,435	55,354	$554	$1,214,711	$(6,702)	$(292,219)	$1,323,779	$110,701	$1,434,480
Net share activity through equity award plan	—	—	37	—	505	—	—	505	(326)	179
Decrease in fair value of derivative contracts	—	—	—	—	—	(16,608)	—	(16,608)	(1,998)	(18,606)
Equity-based compensation expense	—	—	—	—	3,832	—	—	3,832	464	4,296
Dividends declared on the Series A Preferred Stock	—	—	—	—	—	—	(1,906)	(1,906)	—	(1,906)
Dividends declared on the Series B Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(24,377)	(24,377)	—	(24,377)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(2,932)	(2,932)
Net income	—	—	—	—	—	—	7,483	7,483	52	7,535
Balance June 30, 2019	7,443	$407,435	55,391	$554	$1,219,048	$(23,310)	$(316,158)	$1,287,569	$105,961	$1,393,530

The consolidated statement of equity for the three months ended March 31, 2019:

						Accumulated other	Accumulated	Total
	Preferred Stock		Common stock		Additional	comprehensive	dividends in	stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	paid-in capital	income (loss)	excess of earnings	equity	interests	Total
Balance January 1, 2019	7,443	$407,477	51,123	$511	$1,062,473	$2,073	$(278,548)	$1,193,986	$102,701	$1,296,687
Net cumulative effect upon ASC 842 adoption (see Note 2)	—	—	—	—	—	—	(1,813)	(1,813)	—	(1,813)
Net share activity through equity award plan	—	—	231	3	660	—	—	663	78	741
Decrease in fair value of derivative contracts	—	—	—	—	—	(8,775)	—	(8,775)	(1,078)	(9,853)
Equity-based compensation expense	—	—	—	—	2,928	—	—	2,928	372	3,300
Adjustment to expenses net from Series B Preferred stock offering	—	(42)	—	—	—	—	—	(42)	—	(42)
Proceeds net of fees from common equity offering	—	—	4,000	40	148,650	—	—	148,690	9,973	158,663
Dividends declared on the Series A Preferred Stock	—	—	—	—	—	—	(1,906)	(1,906)	—	(1,906)
Dividends declared on the Series B Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(24,371)	(24,371)	—	(24,371)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(2,935)	(2,935)
Net income	—	—	—	—	—	—	19,558	19,558	1,590	21,148
Balance March 31, 2019	7,443	$407,435	55,354	$554	$1,214,711	$(6,702)	$(292,219)	$1,323,779	$110,701	$1,434,480

The consolidated statement of equity for the three months ended June 30, 2018:

						Accumulated other	Accumulated	Total
	Preferred Stock		Common stock		Additional	comprehensive	dividends in	stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	paid-in capital	income	excess of earnings	equity	interests	Total
Balance April 1, 2018	4,280	$103,184	51,136	$511	$1,052,202	$6,573	$(195,074)	$967,396	$112,799	$1,080,195
Net share activity through equity award plan	—	—	5	—	(586)	—	—	(586)	(38)	(624)
Increase in fair value of derivative contracts	—	—	—	—	—	2,267	—	2,267	296	2,563
Equity-based compensation expense	—	—	—	—	5,051	—	—	5,051	659	5,710
Adjustment to expenses net from Series A Preferred stock offering	—	28	—	—	—	—	—	28	—	28
Proceeds net of fees from Series B Preferred Stock offering	3,163	304,426	—	—	—	—	—	304,426	—	304,426
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(1,905)	(1,905)	—	(1,905)
Dividends declared on Series B Convertible Preferred Stock	—	—	—	—	—	—	(343)	(343)	—	(343)
Dividends declared to common stockholders	—	—	—	—	—	—	(20,971)	(20,971)	—	(20,971)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,736)	(2,736)
Net income (loss)	—	—	—	—	—	—	(5,431)	(5,431)	(1,002)	(6,433)
Balance June 30, 2018	7,443	$407,638	51,141	$511	$1,056,667	$8,840	$(223,724)	$1,249,932	$109,978	$1,359,910

The consolidated statement of equity for the three months ended March 31, 2018:

						Accumulated other	Accumulated	Total
	Preferred Stock		Common stock		Additional	comprehensive	dividends in	stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	paid-in capital	income	excess of earnings	equity	interests	Total
Balance January 1, 2018	—	$—	50,702	$507	$1,049,176	$1,283	$(173,552)	$877,414	$113,242	$990,656
Net share activity through equity award plan	—	—	434	4	(1,311)	—	—	(1,307)	1,069	(238)
Increase in fair value of derivative contracts	—	—	—	—	—	5,290	—	5,290	692	5,982
Equity-based compensation expense	—	—	—	—	4,337	—	—	4,337	561	4,898
Proceeds net of fees from Series A Preferred Stock offering	4,280	103,184	—	—	—	—	—	103,184	—	103,184
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(328)	(328)	—	(328)
Dividends declared to stockholders	—	—	—	—	—	—	(20,971)	(20,971)	—	(20,971)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,736)	(2,736)
Net income (loss)	—	—	—	—	—	—	(223)	(223)	(29)	(252)
Balance March 31, 2018	4,280	$103,184	51,136	$511	$1,052,202	$6,573	$(195,074)	$967,396	$112,799	$1,080,195

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the six months ended June 30, 2019 and 2018

	2019	2018
Cash flow from operating activities:
Net income (loss)	$28,683	$(6,685)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	77,019	70,804
Amortization of above and below market leases	121	270
Amortization of deferred loan costs	1,957	1,923
Equity in (earnings) loss of unconsolidated entity	675	—
Equity-based compensation expense	7,596	7,480
Bad debt expense (recoveries)	250	(1,230)
(Gain) loss on sale of assets, net	(13,408)	2,846
Deferred tax expense (benefit)	197	(2,443)
Restructuring costs, net of cash paid	—	10,065
Foreign currency remeasurement (gain) loss	40	—
Changes in operating assets and liabilities
Rents and other receivables, net	(1,998)	(1,914)
Prepaid expenses	35	(3,925)
Due from affiliates, net	7,314	—
Other assets	(425)	1,867
Accounts payable and accrued liabilities	(11,815)	3,535
Advance rents, security deposits and other liabilities	(3,601)	1,369
Deferred income	6,791	7,564
Net cash provided by operating activities	99,431	91,526

Cash flow from investing activities:
Proceeds from sale of property, net	52,722	1,496
Acquisitions, net of cash acquired	(44,150)	(24,626)
Additions to property and equipment	(205,487)	(248,852)
Net cash used in investing activities	(196,915)	(271,982)

Cash flow from financing activities:
Credit facility proceeds	213,311	231,000
Credit facility repayments	(210,000)	(362,000)
Payment of deferred financing costs	(141)	(606)
Payment of preferred stock dividends	(14,090)	(635)
Payment of common stock dividends	(45,332)	(40,641)
Distribution to noncontrolling interests	(5,669)	(5,289)
Proceeds from exercise of stock options	3,357	18
Payment of tax withholdings related to equity-based awards	(2,523)	(1,233)
Principal payments on finance lease obligations	(1,560)	(4,316)
Mortgage principal debt repayments	(26)	(32)
Preferred stock issuance proceeds, net of costs	—	408,415
Common stock issuance proceeds, net of costs	159,026	—
Net cash provided by financing activities	96,353	224,681
Effect of foreign currency exchange rates on cash and cash equivalents	9	—
Net increase (decrease) in cash and cash equivalents	(1,122)	44,225
Cash and cash equivalents, beginning of period	11,759	8,243
Cash and cash equivalents, end of period	$10,638	$52,468

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

(unaudited and in thousands)

For the six months ended June 30, 2019 and 2018

	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$27,828	$25,647
Noncash investing and financing activities:
Accrued capital additions	$43,780	$67,708
Net increase (decrease) in other assets/liabilities related to change in fair value of derivative contracts	$(28,459)	$8,545
Equity received in unconsolidated entity in exchange for real estate assets	$25,280	$—
Increase in assets in exchange for finance lease obligation	$45,024	$—
Accrued equity issuance costs	$385	$777
Accrued preferred stock dividend	$5,938	$2,576
Accrued deferred financing costs	$—	$14

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Real Estate Assets
Land	$107,307	$105,541
Buildings, improvements and equipment	2,087,374	1,917,251
Less: Accumulated depreciation	(523,040)	(467,644)
	1,671,641	1,555,148
Construction in progress	856,005	790,064
Real Estate Assets, net	2,527,646	2,345,212
Investments in unconsolidated entity	32,797	—
Operating lease right-of-use assets, net	59,946	—
Cash and cash equivalents	10,638	11,759
Rents and other receivables, net	60,754	55,093
Acquired intangibles, net	89,226	95,451
Deferred costs, net	46,662	45,096
Prepaid expenses	8,224	6,822
Goodwill	173,843	173,843
Assets held for sale	—	71,800
Other assets, net	57,217	56,893
TOTAL ASSETS	$3,066,953	$2,861,969

LIABILITIES
Unsecured credit facility, net	$949,816	$945,657
Senior notes, net of debt issuance costs	395,167	394,786
Finance leases and mortgage notes payable	48,211	4,674
Operating lease liabilities	67,457	—
Accounts payable and accrued liabilities	90,211	99,166
Dividends and distributions payable	33,247	29,633
Advance rents, derivative contracts, security deposits and other liabilities	47,987	32,679
Liabilities held for sale	—	24,349
Deferred income taxes	1,294	1,097
Deferred income	40,033	33,241
TOTAL LIABILITIES	1,673,423	1,565,282

PARTNERS' CAPITAL
7.125% Series A cumulative redeemable perpetual preferred units: $0.01 par value (liquidation preference $25.00 per unit), 4,600,000 units authorized, 4,280,000 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	103,212	103,212
6.50% Series B cumulative convertible perpetual preferred units: $0.01 par value (liquidation preference $100.00 per unit), 3,162,500 units authorized, issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	304,223	304,265
Common units: $0.01 par value, 450,133,000 units authorized, 62,059,120 and 57,799,035 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,012,210	886,866
Accumulated other comprehensive income	(26,115)	2,344
TOTAL PARTNERS' CAPITAL	1,393,530	1,296,687
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$3,066,953	$2,861,969

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental	$114,977	$101,086	$224,366	$201,014
Other	4,190	11,191	7,490	24,960
Total revenues	119,167	112,277	231,856	225,974
Operating Expenses:
Property operating costs	38,570	36,558	72,673	74,298
Real estate taxes and insurance	3,355	2,903	6,722	5,808
Depreciation and amortization	41,481	37,820	80,269	73,733
General and administrative	20,124	21,031	40,015	43,265
Transaction and integration costs	1,039	653	2,253	1,573
Restructuring	—	11,430	—	19,960
Total operating expenses	104,569	110,395	201,932	218,637
Gain on sale of real estate, net	—	—	13,408	—
Operating income	14,598	1,882	43,332	7,337
Other income and expenses:
Interest income	36	25	81	26
Interest expense	(6,459)	(8,203)	(13,605)	(16,313)
Other income (expense)	(40)	—	(40)	—
Equity in earnings (loss) of unconsolidated entity	(401)	—	(675)	—
Income (loss) before taxes	7,734	(6,296)	29,093	(8,950)
Tax benefit (expense) of taxable REIT subsidiaries	(199)	(137)	(410)	2,265
Net income (loss)	$7,535	$(6,433)	$28,683	$(6,685)
Preferred unit distributions	(7,045)	(2,248)	(14,090)	(2,576)
Net income (loss) attributable to common unitholders	$490	$(8,681)	$14,593	$(9,261)

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$7,535	$(6,433)	$28,683	$(6,685)
Other comprehensive income (loss):
Foreign currency translation adjustment gain	66	—	66	—
Increase (decrease) in fair value of derivative contracts	(18,606)	2,563	(28,459)	8,545
Reclassification of other comprehensive income to interest expense (income)	(471)	91	(965)	493
Comprehensive income (loss)	$(11,476)	$(3,779)	$(675)	$2,353

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(unaudited and in thousands)

The consolidated statement of partners’ capital for the three months ended June 30, 2019:

	Limited Partners' Capital				General Partner's Capital		Accumulated other
	Preferred Units		Common Units		Common Units		comprehensive income (loss)
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Balance April 1, 2019	7,443	$407,435	62,028	$1,034,554	1	$—	$(7,509)	$1,434,480
Net share activity through equity award plan	—	—	31	179	—	—	—	179
Decrease in fair value of interest derivative contracts	—	—	—	—	—	—	(18,606)	(18,606)
Equity-based compensation expense	—	—	—	4,296	—	—	—	4,296
Dividends declared on Series A Preferred Units	—	—	—	(1,906)	—	—	—	(1,906)
Dividends declared on Series B Convertible Preferred Units	—	—	—	(5,139)	—	—	—	(5,139)
Common dividends declared to QTS Realty Trust, Inc.	—	—	—	(24,377)	—	—	—	(24,377)
Partnership distributions	—	—	—	(2,932)	—	—	—	(2,932)
Net income	—	—	—	7,535	—	—	—	7,535
Balance June 30, 2019	7,443	$407,435	62,059	$1,012,210	1	$—	$(26,115)	$1,393,530

The consolidated statement of partners’ capital for the three months ended March 31, 2019:

	Limited Partners' Capital				General Partner's Capital		Accumulated other
	Preferred Units		Common Units		Common Units		comprehensive income (loss)
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Balance January 1, 2019	7,443	$407,477	57,799	$886,866	1	$—	$2,344	$1,296,687
Net cumulative effect upon ASC 842 adoption (see Note 2)	—	—	—	(1,813)	—	—	—	(1,813)
Net share activity through equity award plan	—	—	229	741	—	—	—	741
Decrease in fair value of derivative contracts	—	—	—	—	—	—	(9,853)	(9,853)
Equity-based compensation expense	—	—	—	3,300	—	—	—	3,300
Adjustment to expenses net from Series B Preferred equity offering	—	(42)	—	—	—	—	—	(42)
Proceeds net of fees from equity offering	—	—	4,000	158,663	—	—	—	158,663
Dividends declared on Series A Preferred Units	—	—	—	(1,906)	—	—	—	(1,906)
Dividends declared on Series B Convertible Preferred Units	—	—	—	(5,139)	—	—	—	(5,139)
Common dividends declared to QTS Realty Trust, Inc.	—	—	—	(24,371)	—	—	—	(24,371)
Partnership distributions	—	—	—	(2,935)	—	—	—	(2,935)
Net income	—	—	—	21,148	—	—	—	21,148
Balance March 31, 2019	7,443	$407,435	62,028	$1,034,554	1	$—	$(7,509)	$1,434,480

The consolidated statement of partners’ capital for the three months ended June 30, 2018:

	Limited Partners' Capital				General Partner's Capital		Accumulated other
	Preferred Units		Common Units		Common Units		comprehensive income
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Balance April 1, 2018	4,280	$103,184	57,810	$969,580	1	$—	$7,431	$1,080,195
Net share activity through equity award plan	—	—	8	(624)	—	—	—	(624)
Increase in fair value of interest derivative contracts	—	—	—	—	—	—	2,563	2,563
Equity-based compensation expense	—	—	—	5,710	—	—	—	5,710
Adjustments to expenses net from QTS Realty Trust, Inc. Series A Preferred equity offering	—	28	—	—	—	—	—	28
Proceeds net of fees from QTS Realty Trust, Inc. Series B Preferred equity offering	3,163	304,426	—	—	—	—	—	304,426
Dividends declared on Series A Preferred Units	—	—	—	(1,905)	—	—	—	(1,905)
Dividends declared on Series B Convertible Preferred Units	—	—	—	(343)	—	—	—	(343)
Dividends declared to QTS Realty Trust, Inc.	—	—	—	(20,971)	—	—	—	(20,971)
Partnership distributions	—	—	—	(2,736)	—	—	—	(2,736)
Net (loss)	—	—	—	(6,433)	—	—	—	(6,433)
Balance June 30, 2018	7,443	$407,638	57,818	$942,278	1	$—	$9,994	$1,359,910

The consolidated statement of partners’ capital for the three months ended March 31, 2018:

	Limited Partners' Capital				General Partner's Capital		Accumulated other
	Preferred Units		Common Units		Common Units		comprehensive income
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Balance January 1, 2018	—	$—	57,246	$989,207	1	$—	$1,449	$990,656
Net share activity through equity award plan	—	—	564	(238)	—	—	—	(238)
Increase in fair value of derivative contracts	—	—	—	—	—	—	5,982	5,982
Equity-based compensation expense	—	—	—	4,898	—	—	—	4,898
Proceeds net of fees from QTS Realty Trust, Inc. Series A Preferred equity offering	4,280	103,184	—	—	—	—	—	103,184
Dividends declared on Series A Preferred Units	—	—	—	(328)	—	—	—	(328)
Dividends declared to QTS Realty Trust, Inc.	—	—	—	(20,971)	—	—	—	(20,971)
Partnership distributions	—	—	—	(2,736)	—	—	—	(2,736)
Net income (loss)	—	—	—	(252)	—	—	—	(252)
Balance March 31, 2018	4,280	$103,184	57,810	$969,580	1	$—	$7,431	$1,080,195

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the six months ended June 30, 2019 and 2018

	2019	2018
Cash flow from operating activities:
Net income (loss)	$28,683	$(6,685)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	77,019	70,804
Amortization of above and below market leases	121	270
Amortization of deferred loan costs	1,957	1,923
Equity in (earnings) loss of unconsolidated entity	675	—
Equity-based compensation expense	7,596	7,480
Bad debt expense (recoveries)	250	(1,230)
(Gain) loss on sale of assets, net	(13,408)	2,846
Deferred tax expense (benefit)	197	(2,443)
Restructuring costs, net of cash paid	—	10,065
Foreign currency remeasurement (gain) loss	40	—
Changes in operating assets and liabilities
Rents and other receivables, net	(1,998)	(1,914)
Prepaid expenses	35	(3,925)
Due from affiliates, net	7,314	—
Other assets	(425)	1,867
Accounts payable and accrued liabilities	(11,815)	3,535
Advance rents, security deposits and other liabilities	(3,601)	1,369
Deferred income	6,791	7,564
Net cash provided by operating activities	99,431	91,526

Cash flow from investing activities:
Proceeds from sale of property, net	52,722	1,496
Acquisitions, net of cash acquired	(44,150)	(24,626)
Additions to property and equipment	(205,487)	(248,852)
Net cash used in investing activities	(196,915)	(271,982)

Cash flow from financing activities:
Credit facility proceeds	213,311	231,000
Credit facility repayments	(210,000)	(362,000)
Payment of deferred financing costs	(141)	(606)
Payment of preferred unit dividends	(14,090)	(635)
Payment of dividends to QTS Realty Trust, Inc.	(45,332)	(40,641)
Partnership distributions	(5,669)	(5,289)
Proceeds from exercise of stock options	3,357	18
Payment of tax withholdings related to equity-based awards	(2,523)	(1,233)
Principal payments on finance lease obligations	(1,560)	(4,316)
Mortgage principal debt repayments	(26)	(32)
Preferred unit issuance proceeds, net of costs	—	408,415
Common unit issuance proceeds, net of costs	159,026	—
Net cash provided by financing activities	96,353	224,681
Effect of foreign currency exchange rates on cash and cash equivalents	9	—
Net increase (decrease) in cash and cash equivalents	(1,122)	44,225
Cash and cash equivalents, beginning of period	11,759	8,243
Cash and cash equivalents, end of period	$10,638	$52,468

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

(unaudited and in thousands)

For the six months ended June 30, 2019 and 2018

	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$27,828	$25,647
Noncash investing and financing activities:
Accrued capital additions	$43,780	$67,708
Net increase (decrease) in other assets/liabilities related to change in fair value of derivative contracts	$(28,459)	$8,545
Equity received in unconsolidated entity in exchange for real estate assets	$25,280	$—
Increase in assets in exchange for finance lease obligation	$45,024	$—
Accrued equity issuance costs	$385	$777
Accrued preferred unit distribution	$5,938	$2,576
Accrued deferred financing costs	$—	$14

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

QUALITYTECH, LP

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

QTS Realty Trust, Inc., (“QTS”) through its controlling interest in QualityTech, LP (the “Operating Partnership” and collectively with QTS and its subsidiaries, the “Company,” “we,” “us,” or “our”) and the subsidiaries of the Operating Partnership, is engaged in the business of owning, acquiring, constructing, redeveloping and managing multi-tenant data centers. As of June 30, 2019 our portfolio consisted of 26 owned and leased properties, including properties associated with unconsolidated entities, with data centers located throughout the United States, Canada, Europe and Asia.

QTS elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2013. As a REIT, QTS generally is not required to pay federal corporate income taxes on its taxable income to the extent it is currently distributed to its stockholders.

The Operating Partnership is a Delaware limited partnership formed on August 5, 2009 and is QTS’ historical predecessor. As of June 30, 2019, QTS owned approximately 89.3% of the interests in the Operating Partnership. Substantially all of QTS’ assets are held by, and QTS’ operations are conducted through, the Operating Partnership. QTS’ interest in the Operating Partnership entitles QTS to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to QTS’ percentage ownership. As the sole general partner of the Operating Partnership, QTS generally has the exclusive power under the partnership agreement of the Operating Partnership to manage and conduct the Operating Partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners. QTS’ board of directors manages the Company’s business and affairs.

2. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 25, 2019. The consolidated balance sheet data included herein as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

The Company believes, therefore, that providing one set of notes for the financial statements of QTS and the Operating Partnership provides the following benefits:

●	enhances investors’ understanding of QTS and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

●	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both QTS and the Operating Partnership; and

●	creates time and cost efficiencies through the preparation of one set of notes instead of two separate sets of notes.

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

As discussed above, QTS owns no operating assets and has no operations independent of the Operating Partnership and its subsidiaries. Also, the Operating Partnership owns no operating assets and has no operations independent of its subsidiaries. Obligations under the 4.75% Senior Notes due 2025 and the unsecured credit facility, both discussed in Note 8, are fully, unconditionally, and jointly and severally guaranteed by the Operating Partnership’s existing subsidiaries (other than certain foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS Realty Trust, Inc., the Operating Partnership, QTS Finance Corporation (the co-issuer of the 4.75% Senior Notes due 2025) or any subsidiary guarantor. The indenture governing the 4.75% Senior Notes due 2025 restricts the ability of the Operating Partnership to make distributions to QTS, subject to certain exceptions, including distributions required in order for QTS to maintain its status as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”).

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

We evaluate our investments in unconsolidated entities to determine whether they should be recorded on a consolidated basis. The percentage of ownership interest in the entity, an evaluation of control and whether a VIE exists are all considered in our consolidation assessment. Investments in real estate entities which we have the ability to exercise significant influence, but do not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, our share of the earnings or losses of these entities is included in consolidated net income (loss).

Variable Interest Entities (VIEs) – We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. The determination of whether an entity in which we hold a direct or indirect variable interest is a VIE is based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. We make judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, and then a quantitative analysis, if necessary.

We analyze any investments in VIEs to determine if we are the primary beneficiary. In evaluating whether we are the primary beneficiary, we evaluate our direct and indirect economic interests in the entity. A reporting entity is determined to be the primary beneficiary if it holds a controlling financial interest in the VIE. Determining which reporting entity, if any, has a controlling financial interest in a VIE is primarily a qualitative approach focused on identifying which reporting entity has both (1) the power to direct the activities of a VIE that most significantly impact such entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from such entity that could potentially be significant to such entity. Performance of that analysis requires the exercise of judgment.

We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, we consider the rights of other investors to participate in those decisions, to replace the manager and to sell or liquidate the entity. We determine whether we are the primary beneficiary of a VIE at the time we become involved with a variable interest entity and reconsider that conclusion continually. As of June 30, 2019, we had one unconsolidated entity that was considered a VIE for which we are not the primary beneficiary. Our maximum exposure to losses associated with this VIE is limited to our aggregate investment, which was approximately $33 million as of June 30, 2019.

Reclassifications – Revenue categories in the statement of operations for the three and six months ended June 30, 2018 have been reclassified to conform to 2019 presentation which is presented in accordance with ASC 842 and the reclassifications consists of two categories instead of four categories presented historically. The statement of operations for the three months ended June 30, 2018 incorporates a reclassification of $1.4 million of straight line rent from the “Other” line item into the “Rental” line item, a reclassification of $10.4 million of “Recoveries from Customers” from its own line item into the “Rental” line item, as well as the combination of $11.0 million of what was previously classified as “Cloud and managed services” revenue and $0.2 million of remaining “Other” revenue into a single “Other” line item. The statement of operations for the six months ended June 30, 2018 incorporates a reclassification of $4.1 million of straight line rent from the “Other” line item into the “Rental” line item, a reclassification of $22.0 million of “Recoveries from Customers” from its own line item into the “Rental” line item, as well as the combination of $24.2 million of what was previously classified as “Cloud and managed services” revenue and $0.8 million of remaining “Other” revenue into a single “Other” line item.

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

Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. For the three months ended June 30, 2019, depreciation expense related to real estate assets and non-real estate assets was $29.5 million and $2.9 million, respectively, for a total of $32.4 million. For the three months ended June 30, 2018, depreciation expense related to real estate assets and non-real estate assets was $25.0 million and $3.1 million, respectively, for a total of $28.1 million. For the six months ended June 30, 2019, depreciation expense related to real estate assets and non-real estate assets was $57.0 million and $5.8 million, respectively, for a total of $62.8 million. For the six months ended June 30, 2018, depreciation expense related to real estate assets and non-real estate assets was $48.6 million and $6.4 million, respectively, for a total of $55.0 million. We capitalize certain development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset is ready for its intended use. Capitalization of such costs, excluding interest, aggregated to $4.0 million and $3.7 million for the three months ended June 30, 2019 and 2018, respectively, and $8.5 million and $7.2 million for the six months ended June 30, 2019 and 2018, respectively. Interest is capitalized during the period of development by applying our weighted average effective borrowing rate to the actual development and other capitalized costs paid during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $8.4 million and $6.0 million for the three months ended June 30, 2019 and 2018, respectively, and $16.2 million and $11.4 million for the six months ended June 30, 2019 and 2018, respectively.

Acquisitions and Sales – Acquisitions of real estate and other entities are either accounted for as asset acquisitions or business combinations depending on facts and circumstances. When substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction is accounted for as an asset acquisition. In an asset acquisition, the purchase price paid for assets acquired is allocated between identified tangible and intangible assets acquired based on relative fair value. Transaction costs associated with asset acquisitions are capitalized. When substantially all of the fair value of assets acquired is not concentrated in a group of similar identifiable assets, the set of assets will generally be considered a business. When accounting for business combinations purchase accounting is applied to the assets and liabilities related to all real estate investments acquired in accordance with the accounting requirements of ASC 805, Business Combinations, which requires the recording of net assets of acquired businesses at fair value. The fair value of the consideration transferred is assigned to the acquired tangible assets, consisting primarily of land, construction in progress, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases, value of customer relationships, trade names, software intangibles and finance leases. The excess of the fair value of liabilities assumed, common stock issued and cash paid over the fair value of identifiable assets acquired is allocated to goodwill, which is not amortized. Transaction costs associated with business combinations are expensed as incurred.

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

Other acquired intangible assets, which includes platform, above or below market leases, and trade name intangibles, are amortized on a straight-line basis over their respective expected lives. Above or below market leases are amortized as a reduction to or increase in rental revenue when we are the lessor as well as a reduction to or increase in rent expense over the remaining lease terms when we are the lessee. The expense associated with trade name intangibles is accounted for as real estate amortization expense, whereas the expense associated with the amortization of platform intangibles is accounted for as non-real estate amortization expense.

We account for the sale of assets to non-customers under Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which provides for recognition or derecognition based on transfer of ownership. During the six months ended June 30, 2019, we sold our Manassas facility to an unconsolidated affiliate in exchange for cash consideration and noncash consideration in the form of an equity interest in the unconsolidated entity. After measuring the consideration received at fair value, we recognized a $13.4 million gain on sale of real estate, net of approximately $5.8 million of transaction costs, associated with our contribution of certain assets in our Manassas facility to the unconsolidated entity. Substantially all of the fair value of the assets contributed to the entity was concentrated in a group of similar identifiable assets and the sale of the assets were not to a customer, therefore the transaction was accounted for as an asset sale. The gain on sale of real estate is included within the “Gain on sale of real estate, net” line item of the consolidated statements of operations.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill – We review our long-lived assets and intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. No impairment losses were recorded for the three and six months ended June 30, 2019. We recognized $3.1 million and $7.1 million of impairment losses related to certain non-real estate product related assets during the three and six months ended June 30, 2018, respectively, which was included in the “Restructuring” line item of the consolidated statement of operations.

The fair value of goodwill is the consideration transferred in a business combination which is not allocable to identifiable intangible and tangible assets. Goodwill is subject to at least an annual assessment for impairment. In connection with the goodwill impairment evaluation that we performed as of October 1, 2018, we determined qualitatively that it is not more likely than not that the fair value of our one reporting unit was less than the carrying amount, thus we did not perform a quantitative analysis. As we continue to operate and assess our goodwill at the consolidated level for our single reporting unit and our market capitalization significantly exceeds our net asset value, further analysis was not deemed necessary as of June 30, 2019.

Assets Held for Sale – We completed the sale of the Manassas facility to an unconsolidated entity on February 22, 2019. As of December 31, 2018, prior to our sale of the assets to the entity, the completion of the sale was probable and we accordingly reclassified certain assets, as well as liabilities associated with those assets, as held for sale. As of December 31, 2018, the asset value of $71.8 million associated with the held for sale assets was included within the “Assets held for sale” line item of the consolidated statements of financial position and primarily consisted of construction in progress. As of December 31, 2018, the liability value of $24.3 million associated with the held for sale liabilities was included within the “Liabilities held for sale” line item of the consolidated statements of financial position and primarily consisted of accounts payable and accrued liabilities associated with construction in progress assets. See Note 7 for further discussion of the unconsolidated entity.

Cash and Cash Equivalents – We consider all demand deposits and money market accounts purchased with a maturity date of three months or less at the date of purchase to be cash equivalents. Our account balances at one or more institutions periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is concentration of credit risk related to amounts on deposit in excess of FDIC coverage. We mitigate this risk by depositing a majority of our funds with several major financial institutions. We also have not experienced any losses and do not believe that the risk is significant.

Deferred Costs – Deferred costs, net, on our balance sheets include both financing costs and leasing costs.

Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Debt issuance costs related to revolving debt arrangements are deferred and presented as assets on the balance sheet; however, all other debt issuance costs are recorded as a direct offset to the associated liability. Amortization of debt issuance costs, including those costs presented as offsets to the associated liability in the consolidated balance sheet, was $1.0 million for both the three months ended June 30, 2019 and 2018, respectively, and $2.0 million and $1.9 million for the six months ended June 30, 2019 and 2018, respectively. Deferred financing costs presented as assets on the balance sheet related to revolving debt arrangements, net of accumulated amortization, are as follows:

	June 30,	December 31,
(dollars in thousands)	2019	2018
	(unaudited)

Deferred financing costs	$11,488	$11,530
Accumulated amortization	(4,812)	(3,859)
Deferred financing costs, net	$6,676	$7,671

Deferred financing costs presented as offsets to the associated liabilities on the balance sheet related to fixed debt arrangements, net of accumulated amortization, are as follows:

	June 30,	December 31,
(dollars in thousands)	2019	2018
	(unaudited)

Deferred financing costs	$14,608	$14,501
Accumulated amortization	(3,947)	(2,944)
Deferred financing costs, net	$10,661	$11,557

Initial direct costs, or deferred leasing costs, include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements and are accounted for pursuant to ASC 842, Leases. These costs are incurred when we execute lease agreements and represent only incremental costs that would not have been incurred if the lease agreement had not been executed. To a lesser extent, we incur the same incremental costs to obtain managed service contracts with customers that are accounted for pursuant to ASC 606, Revenue from Contracts with Customers. Because the framework of accounting for these costs and the underlying nature of the costs are the same for our revenue and lease contracts, the costs are presented on a combined basis within our financial statements and within the below table. Both revenue and leasing commissions are capitalized and generally amortized over the term of the related leases or the expected term of the contract using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of deferred leasing costs totaled $5.7 million and $5.3 million for the three months ended June 30, 2019 and 2018, respectively, and $11.1 million and $10.2 million for the six months ended June 30, 2019 and 2018, respectively. Deferred leasing costs, net of accumulated amortization, are as follows:

	June 30,	December 31,
(dollars in thousands)	2019	2018
	(unaudited)

Deferred leasing costs	$69,763	$63,018
Accumulated amortization	(29,777)	(25,593)
Deferred leasing costs, net	$39,986	$37,425

Revenue Recognition – We derive our revenues from leases with customers for data center space which include lease components and nonlease revenue components, such as power, tenant recoveries, cloud and managed services. We adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, the new accounting standard for leases, effective January 1, 2019 using the modified retrospective approach. In addition, we adopted ASC Topic 606, Revenue from Contracts with Customers, the new accounting standard for revenue from contracts with customers, effective January 1, 2018 using the modified retrospective approach. We have elected the available practical expedient to combine our nonlease revenue components that have the same pattern of transfer as the related operating lease component into a single combined lease component under ASC 842. See the “Recently Adopted Accounting Standards” section below for further details.

A description of each of our disaggregated revenue streams is as follows:

Rental Revenue

Our leases with customers are classified as operating leases and rental revenue is recognized on a straight-line basis over the customer lease term. Occasionally, customer leases include options to extend or terminate the lease agreements. We do not include any of these extension or termination options in a customer’s lease term for lease classification purposes or recognizing rental revenue unless it is reasonably certain the customer will exercise these extension or termination options.

Rental revenue also includes revenue from power delivery on fixed power arrangements, whereby customers are billed and pay a fixed monthly fee per committed available amount of connected power. These fixed power arrangements require us to provide a series of distinct services and stand ready to deliver the power over the contracted term which is co-terminus with the lease. Customer fixed power arrangements have the same pattern of transfer over the lease term as the lease component and are therefore combined with the lease component to form a single lease component that is recognized over the term of the lease on a straight line basis.

In addition, rental revenue includes straight line rent. Straight line rent represents the difference in rents recognized during the period versus amounts contractually due pursuant to the underlying leases and is recorded as deferred rent receivable/payable in the consolidated balance sheets. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $32.4 million and $29.7 million as of June 30, 2019 and December 31, 2018, respectively.

Rental revenue also includes amortization of set-up fees which are amortized over the term of the respective lease as discussed below.

Variable Lease Revenue from Recoveries

Certain customer leases contain provisions under which customers reimburse us for power and cooling-related charges as well as a portion of the property’s real estate taxes, insurance and other operating expenses. Recoveries of power and cooling-related expenses relate specifically to our variable power arrangements, whereby customers pay variable monthly fees for the specific amount of power utilized at the current utility rates. Our performance obligation is to stand ready to deliver power over the life of the customer contract up to a contracted power capacity. Customers have the flexibility to increase or decrease the amount of power consumed, and therefore sub-metered power revenue is constrained at contract inception. The reimbursements are included in revenue as recoveries from customers and are recognized each month as the uncertainty related to the consideration is resolved (i.e. we provide power to our customers) and customers utilize the power. Reimbursement of real estate taxes, insurance, common area maintenance, or other operating expenses are accounted for as variable payments under lease guidance pursuant to the practical expedient and are recognized as revenue in the period that the expenses are recognized. Variable lease revenue from recoveries discussed above, including power, common area maintenance or other operating costs, have the same pattern of transfer over the lease term as the lease component and are therefore combined with the lease component to form a single lease component. Variable lease revenue from recoveries is included within the “rental” line item of the statement of operations.

Other Revenue

Other revenue primarily consists of revenue from our cloud and managed service offerings. We, through our TRS, may provide both our cloud product and use of our managed services to our customers on an individual or combined basis. In both our cloud and managed services offerings the TRS’s performance obligation is to provide services (e.g. cloud hosting, data backup, data storage or data center personnel labor hours) to facilitate a fully integrated information technology (“IT”) outsourcing environment over a contracted term. Although underlying services may vary, over the contracted term monthly service offerings are substantially the same and we account for the services as a series of distinct services in accordance with ASC 606. Service fee revenue is recognized as the revenue is earned, which generally coincides with the services being provided. As we have the right to consideration from customers in an amount that corresponds directly with the value to the customer of the TRS’s performance of providing continuous services, we recognize monthly revenue for the amount invoiced.

With respect to the transaction price allocated to remaining performance obligations within our cloud and managed service contracts, we have elected to use the optional exemption provided by ASC 606 whereby we are not required to estimate the total transaction price allocated to remaining performance obligations as we apply the “right-to-invoice” practical expedient. As described above, the nature of our performance obligation in these contracts is to provide monthly services that are substantially the same and accounted for as a series of distinct services. These contracts generally have a remaining term ranging from month-to-month to three years.

Management fees and other revenues are generally received from our unconsolidated affiliate properties as well as third parties. Management fee revenue is earned based on a contractual percentage of unconsolidated affiliate property revenue. Development fee revenue is earned on a contractual percentage of hard costs to develop a property. We recognize revenue for these services provided when earned based on the performance criteria in ASC 606, with such revenue recorded in “Other” revenue on the consolidated statement of operations.

Allowance for Uncollectible Accounts Receivable – We record a provision for uncollectible accounts if a receivable balance relating to contractual rent, rental revenue recorded on a straight-line basis, tenant recoveries or other billed amounts is considered by management to be not probable of collection, and this provision is recorded as a reduction to leasing revenues. We also record a general provision of uncollectible tenant receivables that is based on management’s historical experience and a review of the current status of our receivables. This provision is recorded as bad debt expense and recorded within Property Operating Costs within the consolidated statement of operations. The aggregate allowance for doubtful accounts on the consolidated balance sheet was $3.5 million and $3.8 million as of June 30, 2019 and December 31, 2018, respectively.

Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. We record this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $40.0 million and $33.2 million as of June 30, 2019 and December 31, 2018, respectively. Additionally, $3.8 million and $3.2 million of deferred income was amortized into revenue for the three months ended June 30, 2019 and 2018, respectively, and $7.1 million and $6.1 million for the six months ended June 30, 2019 and 2018, respectively.

Foreign Currency - The financial position of foreign subsidiaries is translated at the exchange rates in effect at the end of the period, while revenues and expenses are translated at average exchange rates during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as components of other comprehensive income (loss). Gains or losses from foreign currency transactions are included in determining net income (loss).

Equity-based Compensation – Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification and amortized ratably over their respective service periods. We have elected to account for forfeitures as they occur. Equity-based compensation expense net of forfeited and repurchased awards was $4.3 million and $4.0 million for the three months ended June 30, 2019 and 2018, respectively, and $7.6 million and $7.5 million for the six months ended June 30, 2019 and 2018, respectively. Equity based compensation expense for the three and six months ended June 30, 2018 excludes $1.7 million and $3.1 million, respectively, of equity based compensation expense associated with the acceleration of equity awards related to certain employees impacted by our strategic growth plan. The aforementioned equity based compensation expense was included in the “Restructuring” expense line item on the consolidated statements of operations.

Segment Information – We manage our business as one operating segment and thus one reportable segment consisting of a portfolio of investments in multiple data centers.

Customer Concentrations – As of June 30, 2019, one of our customers represented 11.3% of our total monthly rental revenue. No other customers exceeded 6% of total monthly rental revenue.

As of June 30, 2019, three of our customers exceeded 5% of trade accounts receivable. In aggregate, these three customers accounted for approximately 20% of trade accounts receivable. None of these customers individually exceeded 10% of trade accounts receivable.

Income Taxes – We have elected for two of our existing subsidiaries to be taxed as taxable REIT subsidiaries pursuant to the REIT rules of the U.S. Internal Revenue Code. Pursuant to the transaction described in Note 3 - Acquisitions, we also have subsidiaries subject to tax in non-US jurisdictions.

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

A current and deferred tax expense has been recognized in the six months ended June 30, 2019, in connection with recorded operating activity. As of June 30, 2019, one of our taxable REIT subsidiaries is in a net deferred tax liability position primarily due to a valuation allowance against certain deferred tax assets. In considering whether it is more likely than not that some portion or all of the deferred tax assets will be realized, it has been determined that it is possible that some or all of our deferred tax assets could ultimately expire unused. We establish valuation allowances against deferred tax assets when the ability to fully utilize these benefits is determined to be uncertain.

We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The evidence contemplated by management at June 30, 2019 consists of current and prior operating results, available tax planning strategies, and the scheduled reversal of existing taxable temporary differences. Evidence from the scheduled reversal of taxable temporary differences relies on management judgements based on the accumulation of available evidence. Those judgements may be subject to change in the future as evidence available to management changes. Management’s assessment of our valuation allowance may further change based on our generation of or ability to project future operating income, and changes in tax policy or tax planning strategies.

We provide for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the taxable REIT subsidiaries, tax law changes, and future business acquisitions or divestitures. The taxable subsidiaries’ effective tax rates were (6.6%) and 10.8% for the six months ended June 30, 2019 and 2018, respectively.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

As of June 30, 2019, we valued our derivative instruments primarily utilizing Level 2 inputs. See Note 16 – ‘Fair Value of Financial Instruments’ for additional details.

Recently Adopted Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in ASC Topic 606, Revenue from Contracts with Customers, which supersedes the former revenue recognition requirements in ASC Topic 605, Revenue Recognition. Under this new guidance, entities should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The standard establishes a five-step model framework which recognizes revenue as an entity transfers control of goods or services to the customer and requires enhanced disclosures. We adopted ASC Topic 606 effective January 1, 2018, and elected the modified retrospective transition approach. The adoption did not result in a cumulative catch-up adjustment to opening equity and does not change the recognition pattern of our operating revenues.

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

We adopted ASC 842 effective January 1, 2019 using the modified retrospective approach, which applied the provisions of the new guidance at the effective date without adjusting comparative periods presented. We elected a package of practical expedients permitted under the transition guidance within the new standard which allowed us to not reassess (i) whether expired or existing contracts contain a lease under the new standard, (ii) the lease classification for existing leases or (iii) whether previously-capitalized initial direct costs would qualify for capitalization under the new standard. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment.

The adoption of ASC 842 impacted our consolidated balance sheet with the recognition of existing operating leases as lessee resulting in $62.9 million of ROU assets and $70.7 million of lease liabilities recorded as of January 1, 2019. We also recognized a $1.8 million cumulative effect adjustment to retained earnings. The adjustment to retained earnings was due to an impairment of certain ROU assets associated with vacant office space for which we are a lessee and assumed in a prior acquisition. See the table below for the impact of adoption of the lease standard on our consolidated balance sheet as of January 1, 2019 (in thousands):

	As Previously	New Lease Standard
	Reported	Adjustment	As Adjusted
Operating lease right-of-use assets	$—	$62,922	$62,922
Operating lease liabilities	—	70,657	70,657
Deferred rent payable	5,922	(5,922)	—

As lessor, accounting for our leases will remain largely unchanged from ASC 840. The new lease standard more narrowly defines initial direct costs as only costs that are incremental to origination of a lease (i.e. costs that would not have been incurred had the lease not been obtained). We did not historically capitalize non-incremental costs, therefore this change will have no impact on the accounting for initial direct costs in the consolidated financial statements on a prospective basis.

Additionally, from a lessor perspective, we elected a practical expedient which allows lessors to combine nonlease components with the related lease components if both the timing and pattern of transfer are the same for the nonlease component(s) and related lease component, and the lease component would be classified as an operating lease. The single combined component is accounted for under ASC 842 if the lease component is the predominant component and is accounted for under ASC 606 if the nonlease components are the predominant components. Lessors are permitted to apply the practical expedient to all existing leases on a retrospective or prospective basis. We elected the practical expedient to combine our lease and nonlease components that meet the defined criteria and will account for the combined lease component under ASC 842 on a prospective basis.

New Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 eliminate the requirements to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, valuation processes for Level 3 fair value measurements, and policy for timing of transfers between levels. ASU 2018-13 also provides clarification in the measurement uncertainty disclosure by explaining that the disclosure is to communicate information about the uncertainty in measurement as of the reporting date. In addition, ASU 2018-13 added the following requirements: changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and range and weighted average of significant unobservable inputs used in Level 3 fair value measurements. Finally, ASU 2018-13 updated language to further encourage entities to apply materiality when considering de minimus determination for disclosure requirements. The guidance will be applied retrospectively for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with the exception of amendments to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used for Level 3 fair value measurements, and the narrative description of measurement uncertainty which will be applied prospectively. Early adoption is permitted. We do not expect the provisions of the standard will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendments in ASU 2018-15 require an entity in a service contract hosting arrangement apply Subtopic 350-40 to identify costs to capitalize or expense related to the service contract. ASU 2018-15 also requires the entity to capitalize the implementation costs of the service contract hosting arrangement and amortize such costs over the life of the contract and present the capitalized costs in the same line item as fees associated with the hosting service on the statement of income and statement of cash flows. The guidance will be applied retrospectively for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with the exception of all implementation costs incurred after the date of adoption which will be applied prospectively. Although permitted, we do not expect to early adopt this standard. We do not expect this standard will have a material impact on our net income. However, this standard will likely result in certain expenses currently recognized as non real estate depreciation being recognized as general and administrative or operating expense.

We determined all other recently issued accounting pronouncements will not have a material impact on our consolidated financial statements or do not materially apply to our operations.

3. Acquisitions

On April 23, 2019, we completed the acquisition of two data centers in the Netherlands (the “Netherlands facilities”) for approximately $44 million in cash consideration, including closing costs. The two facilities, in Groningen and Eemshaven, have approximately 160,000 square feet of raised floor capacity and 30 megawatts of combined gross power capacity built out and fully available. This acquisition was funded with a draw on our unsecured revolving credit facility.

The acquisition was accounted for as an asset acquisition. The purchase price allocation of the Netherlands facilities is a fair value estimate that utilized Level 2 and Level 3 inputs, including discounted future cash flows and observable market data on replacement costs, leasing rates, and discount rates that were used to measure the acquired assets and liabilities on a non-recurring basis.

The following table summarizes the consideration for the Netherlands facilities and the allocation of the fair value of assets acquired and liabilities assumed at the acquisition date (unaudited and in thousands):

	Purchase Price Allocation	Weighted Avg Remaining Useful Life (in years)
Land	$1,743	N/A
Buildings and improvements	8,640	24
Construction in progress	29,902	N/A
Acquired intangibles (In-place lease & above market lease)	2,911	3
Deferred costs	906	3
Other assets	128	3
Net Working Capital	554	N/A
Total identifiable assets acquired	44,784

Acquired below market lease	284	3
Total liabilities assumed	284

Net identifiable assets acquired	$44,500

4. Acquired Intangible Assets and Liabilities

Summarized below are the carrying values for the major classes of intangible assets and liabilities (unaudited and in thousands):

		June 30, 2019			December 31, 2018
		Gross			Gross
		Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value
Customer Relationships	12 years	$95,705	$(32,436)	$63,269	$95,705	$(28,461)	$67,244
In-Place Leases	0.3 to 10 years	34,622	(19,901)	14,721	32,066	(17,670)	14,396
Solar Power Agreement (1)	17 years	13,747	(3,908)	9,839	13,747	(3,639)	10,108
Platform Intangible	3 years	—	—	—	9,600	(9,600)	—
Acquired Favorable Leases
Acquired below market leases - as Lessee	46 years	—	—	—	2,301	—	2,301
Acquired above market leases - as Lessor	0.5 to 8 years	5,041	(3,644)	1,397	4,649	(3,247)	1,402
Tradenames	3 years	—	—	—	3,100	(3,100)	—
Total Intangible Assets		$149,115	$(59,889)	$89,226	$161,168	$(65,717)	$95,451

Solar Power Agreement (1)	17 years	13,747	(3,908)	9,839	13,747	(3,639)	10,108
Acquired Unfavorable Leases
Acquired below market leases - as Lessor	1 to 4 years	1,096	(779)	317	809	(611)	198
Acquired above market leases - as Lessee	11 to 12 years	2,453	(875)	1,578	2,453	(767)	1,686
Total Intangible Liabilities (2)		$17,296	$(5,562)	$11,734	$17,009	$(5,017)	$11,992
(1)	Amortization related to the Solar Power Agreement asset and liability is recorded at the same rate and therefore has no net impact on the statement of operations.
(2)	Intangible liabilities are included within the “Advance rents, security deposits and other liabilities” line item of the consolidated balance sheets.

Above or below market leases are amortized as a reduction to or increase in rental revenue in the case of the Company as lessor as well as a reduction to or increase in rent expense in the case of the Company as lessee over the remaining lease terms. The net effect of amortization of acquired above-market and below-market leases resulted in a net decrease in rental revenue of $0.1 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively. The net effect of amortization of acquired above-market and below-market leases resulted in a net decrease in rental revenue of $0.1 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively. The estimated amortization of acquired favorable and unfavorable leases for each of the five succeeding fiscal years ending December 31 is as follows (unaudited and in thousands):

	Net Rental Revenue	Net Rental Expense
	Decrease	Increase/(Decrease)
2019 (July - December)	$183	$(110)
2020	664	(216)
2021	152	(216)
2022	51	(216)
2023	24	(216)
Thereafter	6	(604)
Total	$1,080	$(1,578)

Net amortization of all other identified intangible assets and liabilities was $3.3 million and $4.3 million for the three months ended June 30, 2019 and 2018, respectively. Net amortization of all other identified intangible assets and liabilities was $6.4 million and $8.3 million for the six months ended June 30, 2019 and 2018, respectively. The estimated net amortization of all other identified intangible assets and liabilities for each of the five succeeding fiscal years ending December 31 is as follows (unaudited and in thousands):

2019 (July - December)	$6,648
2020	12,091
2021	10,587
2022	10,074
2023	10,070
Thereafter	28,520
Total	$77,990

5. Real Estate Assets and Construction in Progress

The following is a summary of our owned and leased properties as of June 30, 2019 and December 31, 2018 (in thousands):

As of June 30, 2019 (unaudited):

		Buildings,
		Improvements	Construction
Property Location	Land	and Equipment	in Progress	Total Cost
Atlanta, Georgia (Atlanta-Metro)	$20,416	$498,603	$129,605	$648,624
Irving, Texas	8,606	347,082	108,093	463,781
Richmond, Virginia	2,180	254,396	69,531	326,107
Chicago, Illinois	9,400	153,540	129,380	292,320
Suwanee, Georgia (Atlanta-Suwanee)	3,521	170,328	1,834	175,683
Ashburn, Virginia (1)	17,326	99,987	168,573	285,886
Piscataway, New Jersey	7,466	98,665	36,146	142,277
Santa Clara, California (2)	—	105,722	3,693	109,415
Dulles, Virginia	3,154	73,220	4,160	80,534
Sacramento, California	1,481	64,928	90	66,499
Leased Facilities (3)	—	97,434	1,522	98,956
Fort Worth, Texas	9,079	44,458	30,036	83,573
Princeton, New Jersey	20,700	34,292	423	55,415
Groningen, Netherlands	1,766	8,745	2,634	13,145
Eemshaven, Netherlands	—	—	29,292	29,292
Phoenix, Arizona (1)	—	73	30,279	30,352
Hillsboro, Oregon (1)	—	55	52,642	52,697
Manassas, Virginia (1)	—	0	58,026	58,026
Other (4)	2,212	35,846	46	38,104
	$107,307	$2,087,374	$856,005	$3,050,686
(1)	Represent land purchases. Land acquisition costs, as well as subsequent development costs, are included within construction in progress until development on the land has ended and the asset is ready for its intended use.
(2)	Owned facility subject to long-term ground sublease.
(3)	Includes 9 facilities. All facilities are leased, including those subject to finance leases.
(4)	Consists of Miami, FL; Lenexa, KS and Overland Park, KS facilities.

As of December 31, 2018:

		Buildings,
		Improvements	Construction
Property Location	Land	and Equipment	in Progress	Total Cost
Atlanta, Georgia (Atlanta-Metro)	$20,416	$493,446	$88,253	$602,115
Irving, Texas	8,606	345,615	99,445	453,666
Richmond, Virginia	2,180	253,098	67,932	323,210
Chicago, Illinois	9,400	130,150	133,095	272,645
Ashburn, Virginia (1)	17,325	63,245	184,951	265,521
Suwanee, Georgia (Atlanta-Suwanee)	3,521	166,298	3,188	173,007
Piscataway, New Jersey	7,466	97,806	33,472	138,744
Manassas, Virginia (1) (2)	—	—	45,194	45,194
Santa Clara, California (3)	—	98,548	7,600	106,148
Dulles, Virginia	3,154	72,435	3,852	79,441
Fort Worth, Texas	9,079	18,623	43,715	71,417
Sacramento, California	1,481	64,874	92	66,447
Princeton, New Jersey	20,700	34,046	431	55,177
Leased Facilities (4)	—	43,347	9,334	52,681
Hillsboro, Oregon (1)	—	—	39,835	39,835
Phoenix, Arizona (1)	—	—	29,562	29,562
Other (5)	2,213	35,720	113	38,046
	$105,541	$1,917,251	$790,064	$2,812,856
(1)	Represent land purchases. Land acquisition costs, as well as subsequent development costs, are included within construction in progress until development on the land has ended and the asset is ready for its intended use.
(2)	Excludes $71.0 million of construction in progress included within the “Assets held for sale” line item of the consolidated balance sheets.
(3)	Owned facility subject to long-term ground sublease.
(4)	Includes 10 facilities. All facilities are leased, including those subject to finance leases.
(5)	Consists of Miami, FL; Lenexa, KS and Overland Park, KS facilities.

6. Leases

Leases as Lessee

We determine if an arrangement is a lease at inception. If the contract is considered a lease, we evaluate leased property to determine whether the lease should be classified as a finance or operating lease in accordance with U.S. GAAP. We periodically enter into finance leases for certain data center facilities, equipment, and fiber optic transmission cabling. In addition, we lease certain real estate (primarily land or real estate space) under operating lease agreements with such assets included within the “Operating lease right of use assets, net” line item of the consolidated balance sheets and the associated lease liabilities included within the “Operating lease liabilities” line item on the consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments consist of nonlease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As our leases as lessee typically do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We assess multiple variables when determining the incremental borrowing rate, such as lease term, payment terms, collateral, economic conditions, and creditworthiness. ROU assets also include any lease payments made and exclude lease incentives. Many of our lease agreements include options to extend the lease, which we do not include in our expected lease terms unless they are reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.

We use leasing as a source of financing for certain data center facilities and related equipment. We currently operate one data center facility, along with various equipment and fiber optic transmission cabling, that are subject to finance leases.

The remaining terms of our finance leases range from one to nineteen years. Our finance lease associated with the data center includes multiple extension option periods, some of which were included in the lease term as we are reasonably certain to exercise those extension options. Our other finance leases typically do not have options to extend the initial lease term. Finance lease assets are included within the “Buildings, improvements and equipment” line item of the consolidated balance sheets and finance lease liabilities are included within “Finance leases and mortgage notes payable” line item of the consolidated balance sheets.

We currently lease six other facilities under operating lease agreements for various data centers and office space. Our leases have remaining lease terms ranging from five to seven years. We have options to extend the initial lease term on nearly all of these leases. Additionally, we have one ground lease that is considered an operating lease which is scheduled to expire in 2052.

Components of lease expense were as follows (unaudited and in thousands):

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Operating lease cost	$2,543	$5,023
Finance lease cost:
Amortization of assets	1,019	1,405
Interest on lease liabilities	454	699
Sublease income	(46)	(93)
Total lease costs	$3,970	$7,034

Supplemental balance sheet information related to leases was as follows (unaudited and in thousands, except lease term and discount rate):

June 30,
2019
Operating leases:
Operating lease right-of-use assets	$59,946
Operating lease liabilities	67,457
Finance leases:
Property and equipment, at cost	48,233
Accumulated amortization	(2,496)
Property and equipment, net	$45,737
Finance lease liabilities	$46,436

Weighted average remaining lease term (in years):
Operating leases	13.8
Finance leases	11.9

Weighted average discount rate:
Operating leases	5.1%
Finance leases	4.2%

Supplemental cash flow and other information related to leases was as follows (unaudited and in thousands):

Six months ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,540
Operating cash flows for finance leases	$545
Financing cash flows for finance leases	$1,560

Maturities of lease liabilities were as follows (unaudited and in thousands):

	June 30, 2019
	Operating Leases	Finance Leases
2019 (July - December)	$4,741	$2,310
2020	9,589	4,493
2021	9,818	4,514
2022	10,266	4,639
2023	10,393	4,776
Thereafter	57,225	39,908
Total Lease Payments	$102,032	$60,640
Less: Imputed Interest	34,574	14,204
Total Lease Obligations	$67,457	$46,436

Leases as lessor

Our lease revenue contains both minimum lease payments as well as variable lease payments. See Note 2 for further details of our revenue streams and associated accounting treatment. The components of our lease revenue were as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Lease revenue:
Minimum lease revenue	$101,947	$90,411	$200,543	$178,529
Variable lease revenue (primarily recoveries from customers)	13,030	10,675	23,823	22,485
Total lease revenue	$114,977	$101,086	$224,366	$201,014

7. Investments in Unconsolidated Entity

During the three months ended March 31, 2019, QTS formed an unconsolidated entity with Alinda Capital Partners (“Alinda”), a premier infrastructure investment firm. QTS contributed a 118,000 square foot hyperscale data center under development in Manassas, Virginia to the entity. The facility, and the previously executed operating lease to a global cloud-based software company pursuant to a 10-year lease agreement, was contributed in exchange for cash and noncash consideration in the form of equity interest in the entity that was measured at fair value pursuant to Topic 820. The equity interest received and any amounts due from the unconsolidated entity are recorded within our consolidated balance sheet and totaled $32.8 million as of June 30, 2019. QTS and Alinda each own a 50% interest in the entity. As we are not the primary beneficiary of the arrangement but have the ability to exercise significant influence, we concluded that the investment should be accounted for as an unconsolidated entity using equity method investment accounting. As of June 30, 2019 the total assets of the entity were $126.1 million and the total debt outstanding was $65.6 million.

Under the equity method, our cost of investment is adjusted for additional contributions to and distributions from the unconsolidated entity, as well as our share of equity in the earnings and losses of the unconsolidated entity. Generally, distributions of cash flows from operations and capital events are made to members of the unconsolidated entity in accordance with each member’s ownership percentages and the terms of the agreement, but also provides us with rights to preferential cash distributions as certain phases are completed and leased to the underlying tenant. Any differences between the cost of our investment in an unconsolidated affiliate and its underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from costs of our investment that are not reflected on the unconsolidated affiliate’s financial statements.

Under the unconsolidated entity agreement, we will serve as the entity’s operating member, subject to authority and oversight of a board appointed by us and Alinda, and separately we will serve as manager and developer of the facility in exchange for management and development fees. The entity agreement includes various transfer restrictions and rights of first offer that will allow us to repurchase Alinda’s interest should Alinda wish to exit in the future.

8. Debt

Below is a listing of our outstanding debt, including finance leases, as of June 30, 2019 and December 31, 2018 (in thousands):

	Weighted Average
	Coupon Interest Rate at	Maturities at	June 30,	December 31,
	June 30, 2019 (1)	June 30, 2019	2019	2018
	(unaudited)		(unaudited)
Unsecured Credit Facility
Revolving Credit Facility	3.40%	December 17, 2022	$255,645	$252,000
Term Loan I	3.48%	December 17, 2023	350,000	350,000
Term Loan II	3.51%	April 27, 2024	350,000	350,000
Senior Notes	4.75%	November 15, 2025	400,000	400,000
Lenexa Mortgage	4.10%	May 1, 2022	1,775	1,801
Finance Leases	4.34%	2019 - 2038	46,436	2,873
	3.86%		1,403,856	1,356,674
Less net debt issuance costs			(10,662)	(11,557)
Total outstanding debt, net			$1,393,194	$1,345,117
(1)	The coupon interest rates associated with Term Loan I and Term Loan II incorporate the effects of the Company’s interest rate swaps in effect as of June 30, 2019.

Credit Facilities, Senior Notes and Mortgage Notes Payable

(a) Unsecured Credit Facility – In November 2018, we executed an amendment to our amended and restated unsecured credit facility (the “unsecured credit facility”), which among other things included extending the term, modifying or eliminating certain covenants and reduced pricing by 20 basis points. The unsecured credit facility includes a $350 million term loan which matures on December 17, 2023, a $350 million term loan which matures on April 27, 2024, and an $820 million revolving credit facility which matures on December 17, 2022, with a one year extension option. Amounts outstanding under the amended unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will vary depending upon our leverage ratio. For revolving credit loans, the spread ranges from 1.35% to 1.95% for LIBOR loans and 0.35% to 0.95% for base rate loans. For term loans, the spread ranges from 1.30% to 1.90% for LIBOR loans and 0.30% to 0.90% for base rate loans. The unsecured credit facility also provides for borrowing capacity of up to $200 million in various foreign currencies, and a $500 million accordion feature, subject to obtaining additional loan commitments.

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

Our ability to borrow under the amended unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants. As of June 30, 2019, we were in compliance with all of our covenants.

As of June 30, 2019, we had outstanding $956 million of indebtedness under the unsecured credit facility, consisting of $255.6 million of outstanding borrowings under the unsecured revolving credit facility and $700.0 million outstanding under the term loans, exclusive of net debt issuance costs of $5.8 million. In connection with the unsecured credit facility, as of June 30, 2019, we had additional letters of credit outstanding aggregating to $4.1 million. As of June 30, 2019, the weighted average interest rate for amounts outstanding under the unsecured credit facility, including the effects of interest rate swaps, was 3.47%.

We have also entered into certain interest rate swap agreements. See Note 9 – ‘Derivative Instruments’ for additional details.

(b) Senior Notes – On November 8, 2017, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership initially formed solely for the purpose of facilitating the offering of the 5.875% Senior Notes due 2022 (collectively, the “Issuers”), issued $400 million aggregate principal amount of 4.75% Senior Notes due November 15, 2025 (the “Senior Notes”) in a private offering. The Senior Notes have an interest rate of 4.750% per annum and were issued at a price equal to 100% of their face value. The net proceeds from the offering were used to fund the redemption of, and satisfy and discharge the indenture pursuant to which the Issuers issued, all of their outstanding 5.875% Senior Notes and to repay a portion of the amount outstanding under our unsecured revolving credit facility. As of June 30, 2019, the outstanding net debt issuance costs associated with the Senior Notes were $4.8 million.

The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than certain foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS Realty Trust, Inc., the Issuers or any other subsidiary guarantor, other than QTS Finance Corporation, the co-issuer of the Senior Notes. QTS Realty Trust, Inc. does not guarantee the Senior Notes and will not be required to guarantee the Senior Notes except under certain circumstances. The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of November 8, 2017, among QTS, the Issuers, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee.

The annual remaining principal payment requirements as of June 30, 2019 per the contractual maturities, excluding extension options and excluding finance leases, are as follows (unaudited and in thousands):

2019	$33
2020	70
2021	73
2022	257,244
2023	350,000
Thereafter	750,000
Total	$1,357,420

As of June 30, 2019, we were in compliance with all of our covenants.

9. Derivative Instruments

From time to time, we enter into derivative financial instruments to manage certain cash flow risks.

Derivatives designated and qualifying as a hedge of the exposure to variability in the cash flows of a specific asset or liability that is attributable to a particular risk, such as interest rate risk, are considered cash flow hedges.

Interest Rate Swaps

Our objectives in using interest rate swaps are to reduce variability in interest expense and to manage exposure to adverse interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

We reflect our interest rate swap agreements, which are designated as cash flow hedges, at fair value as either assets or liabilities on the consolidated balance sheets within the “Other assets, net” or “Advance rents, security deposits and other liabilities” line items, as applicable. As of June 30, 2019, the fair value of interest rate swaps represented an aggregate $19.2 million liability. As of December 31, 2018, the fair value of interest rate swaps included an asset of $5.3 million as well as a liability of $3.0 million.

The forward interest rate swap agreements are derivatives that currently qualify for hedge accounting whereby we record the effective portion of changes in fair value of the interest rate swaps in accumulated other comprehensive income or loss on the consolidated balance sheets and statements of comprehensive income which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized within net income. The amount reclassified from other comprehensive income as a reduction in interest expense on the consolidated statements of operations was $0.5 million and $1.0 million for the three and six months ended June 30, 2019, respectively. The amount reclassified from other comprehensive income to interest expense on the consolidated statements of operations was $0.1 million and $0.5 million for the three and six months ended June 30, 2018, respectively. There was no ineffectiveness recognized for the three and six months ended June 30, 2019, and 2018. During the subsequent twelve months, beginning July 1, 2019, we estimate that $1.6 million will be reclassified from other comprehensive income as an increase to interest expense.

Interest rate derivatives and their fair values as of June 30, 2019 and December 31, 2018 were as follows (unaudited and in thousands):

		Fixed One Month
Notional Amount		LIBOR rate per			Fair Value
June 30, 2019	December 31, 2018	annum	Effective Date	Expiration Date	June 30, 2019	December 31, 2018
$25,000	$25,000	1.989%	January 2, 2018	December 17, 2021	$(200)	$331
100,000	100,000	1.989%	January 2, 2018	December 17, 2021	(798)	1,318
75,000	75,000	1.989%	January 2, 2018	December 17, 2021	(599)	990
50,000	50,000	2.033%	January 2, 2018	April 27, 2022	(527)	667
100,000	100,000	2.029%	January 2, 2018	April 27, 2022	(1,044)	1,341
50,000	50,000	2.033%	January 2, 2018	April 27, 2022	(528)	666
100,000	100,000	2.617%	January 2, 2020	December 17, 2023	(3,930)	(782)
100,000	100,000	2.621%	January 2, 2020	April 27, 2024	(4,213)	(818)
200,000	200,000	2.636%	December 17, 2021	December 17, 2023	(3,754)	(722)
200,000	200,000	2.642%	April 27, 2022	April 27, 2024	(3,583)	(648)
$1,000,000	$1,000,000				$(19,176)	$2,343

Power Purchase Agreements

In March 2019, QTS entered into two 10 year agreements to purchase renewable energy equal to the expected electricity needs of our datacenters in Chicago, Illinois and Piscataway, New Jersey. These arrangements currently qualify for hedge accounting whereby we record the changes in fair value of the instruments in “Accumulated other comprehensive income” or loss on the consolidated balance sheets and statements of comprehensive income which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We currently reflect these agreements, which are designated as cash flow hedges, at fair value as liabilities on the consolidated balance sheets within the “Advance rents, security deposits and other liabilities” line items.

Power purchase agreement derivatives and their fair values as of June 30, 2019 and December 31, 2018 were as follows (unaudited and in thousands):

				Fair Value
Counterparty	Facility	Effective Date	Expiration Date	June 30, 2019	December 31, 2018
Calpine Energy Solutions, LLC	Piscataway	3/8/2019	2/28/2029	$(2,663)	$—
Calpine Energy Solutions, LLC	Chicago	3/8/2019	2/28/2029	(4,277)	—
				$(6,940)	$—

10. Commitments and Contingencies

We are subject to various routine legal proceedings and other matters in the ordinary course of business. We currently do not have any litigation that would have material adverse impact on our financial statements.

11. Partners’ Capital, Equity and Incentive Compensation Plans

QualityTech, LP

QTS has the full power and authority to do all the things necessary to conduct the business of the Operating Partnership.

As of June 30, 2019, the Operating Partnership had four classes of limited partnership units outstanding: Series A Preferred Stock Units, Series B Convertible Preferred Stock Units, Class A units of limited partnership interest (“Class A units”) and Class O LTIP units of limited partnership units (“Class O units”). The Class A units are now redeemable on a one-for-one exchange rate at any time for cash or shares of Class A common stock of QTS. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). Class O units are pari passu with Class A units. Each Class O unit is convertible into Class A units by the Operating Partnership at any time or by the holder at any time following full vesting (if such unit is subject to vesting) based on formulas contained in the partnership agreement.

QTS Realty Trust, Inc.

In connection with its IPO, QTS issued Class A common stock and Class B common stock. Class B common stock entitles the holder to 50 votes per share and was issued to enable our Chief Executive Officer to exchange 2% of his Operating Partnership units so he may have a vote proportionate to his economic interest in the Company. Also in connection with its IPO, QTS adopted the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”), which authorized 1.75 million shares of Class A common stock to be issued under the 2013 Equity Incentive Plan, including options to purchase Class A common stock if exercised. On May 4, 2015, following approval by our stockholders at our 2015 Annual Meeting, the total number of shares available for issuance under the 2013 Equity Incentive Plan was increased by an additional 3,000,000. On May 9, 2019, following approval by our stockholders at our 2019 Annual Meeting, the total number of shares available for issuance under the 2013 Equity Incentive Plan was increased by an additional 1,110,000.

In March 2019, the Compensation Committee completed a redesign of the long-term incentive program for executive officers with the following changes:

●	Issued Performance-Based FFO Unit Awards — performance-based restricted share unit awards, which may be earned based on Operating Funds From Operations ("OFFO") per diluted share measured over a two-year performance period ending December 31, 2020 (performance-based FFO units or “FFO Units”), with two-thirds of the earned shares of Class A common stock vesting at the end of the performance period when results have been certified and the remaining one-third of the shares vesting at the end of three years from the award grant date. The number of shares of Class A common stock subject to the awards that can be earned ranges from 0% to 200% of the target award based on actual performance over the performance period, with the number of shares to be determined based on a linear interpolation basis between threshold and target and target and maximum performance.

●	Introduced Performance-Based Relative TSR Unit Awards — performance-based restricted share unit awards, which may be earned based on total stockholder return ("TSR") as compared to the MSCI U.S. REIT Index (the "Index") over a three-year performance period ending December 31, 2021 (the performance-based relative TSR units or “TSR Units”). The number of shares of Class A common stock subject to the awards that can be earned ranges from 0% to 200% of the target award based on TSR compared to an index. In addition, award payouts will be determined on a linear interpolation basis between threshold and target and target and maximum performance; and capped at the target performance level if our TSR is negative.

The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the six months ended June 30, 2019 (unaudited):

	2010 Equity Incentive Plan			2013 Equity Incentive Plan
			Weighted			Weighted	Restricted
		Weighted	average		Weighted	average	Stock /		Weighted		Weighted		Weighted
	Number of	average	fair		average	fair	Deferred		average		average		average
	Class O units	exercise price	value	Options	exercise price	value	Stock		grant price	TSR Units	grant price	FFO Units	grant price
Outstanding at December 31, 2018	102,279	$24.05	$5.67	2,037,163	$36.86	$7.10	420,309		$37.83	—	$—	—	$—
Granted	—	—	—	135,594	42.27	7.62	267,903		42.05	86,089	54.64	86,089	42.01
Exercised/Vested (1)	(8,375)	20.60	5.11	(112,027)	29.96	6.07	(196,842)		37.96	—	—	—	—
Cancelled/Expired	—	—	—	(103,690)	45.87	9.38	(18,622)	(2)	42.95	(1,739)	54.64	(1,739)	42.01
Outstanding at June 30, 2019	93,904	$24.36	$5.72	1,957,040	$37.15	$7.07	472,748		$39.96	84,350	$54.64	84,350	$42.01
(1)	This represents (i) Class O units which were converted to Class A units, (ii) options to purchase Class A common stock which were exercised, and (iii) the Class A common stock that has been released from restriction and which was not surrendered by the holder to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock, with respect to the applicable column.
(2)	Includes restricted Class A common stock surrendered by certain employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock.

The assumptions and fair values for restricted stock and options to purchase shares of Class A common stock granted for the six months ended June 30, 2019 are included in the following table on a per unit basis (unaudited). Options to purchase shares of Class A common stock were valued using the Black-Scholes model and TSR Units were valued using a Monte-Carlo simulation that leveraged similar assumptions to those used to value the Class A common stock and FFO Units.

Six Months Ended June 30, 2019
Fair value of FFO units and restricted stock granted	$42.01 - $45.30
Fair value of TSR units granted	$54.64
Fair value of options granted	$7.56 - 8.28
Expected term (years)	5.5
Expected volatility	28%
Expected dividend yield	3.89 - 4.19%
Expected risk-free interest rates	2.33 - 2.56%

The following tables summarize information about awards outstanding as of June 30, 2019 (unaudited).

	Operating Partnership Awards Outstanding
			Weighted average
		Awards	remaining
	Exercise prices	outstanding	vesting period (years)
Class O Units	$20.00 - 25.00	93,904	—
Total Operating Partnership awards outstanding		93,904

	QTS Realty Trust, Inc. Awards Outstanding
			Weighted average
		Awards	remaining
	Exercise prices	outstanding	vesting period (years)
Restricted stock	$—	472,748	1.8
TSR units	—	84,350	2.8
FFO units	—	84,350	2.8
Options to purchase Class A common stock	$21.00 - 50.66	1,957,040	0.3
Total QTS Realty Trust, Inc. awards outstanding		2,598,488

Any remaining nonvested awards are valued as of the grant date and generally vest ratably over a defined service period. As of June 30, 2019 all restricted Class A common stock, TSR units, and FFO units outstanding were unvested and approximately 0.7 million options to purchase Class A common stock outstanding were unvested. As of June 30, 2019 we had $25.7 million of unrecognized equity-based compensation expense which will be recognized over a remaining weighted-average vesting period of 1.3 years. The total intrinsic value of Class O units and options to purchase Class A common stock outstanding at June 30, 2019 was $21.5 million.

Dividends and Distributions

The following tables present quarterly cash dividends and distributions paid to QTS’ common and preferred stockholders and the Operating Partnership’s unit holders for the six months ended June 30, 2019 and 2018 (unaudited):

Six Months Ended June 30, 2019
			Aggregate
		Per Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock/Units
March 20, 2019	April 4, 2019	$0.44	$27.3
December 21, 2018	January 8, 2019	$0.41	$23.7
			$51.0

Series A Preferred Stock/Units
March 31, 2019	April 15, 2019	$0.45	$1.9
December 31, 2018	January 15, 2019	$0.45	$1.9
			$3.8

Series B Preferred Stock/Units
March 31, 2019	April 15, 2019	$1.63	$5.1
December 31, 2018	January 15, 2019	$1.63	$5.1
			$10.3

Six Months Ended June 30, 2018
			Aggregate
		Per Common Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock/Units
March 22, 2018	April 5, 2018	$0.41	$23.7
December 5, 2017	January 5, 2018	$0.39	$22.2
			$45.9

Series A Preferred Stock/Units
April 5, 2018	April 16, 2018	$0.15	$0.6
			$0.6

Additionally, subsequent to June 30, 2019, we paid the following dividends:

●	On July 9, 2019, the Company paid its regular quarterly cash dividend of $0.44 per common share and the Operating Partnership paid a quarterly cash distribution of $0.44 per unit to stockholders and unit holders of record as of the close of business on June 25, 2019.

●	On July 15, 2019, the Company paid a quarterly cash dividend of approximately $0.45 per share on our Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on June 30, 2019 and the Operating Partnership paid a quarterly cash distribution of approximately $0.45 per unit on outstanding Series A Preferred Units held by the Company.

●	On July 15, 2019, the Company paid a quarterly cash dividend of approximately $1.63 per share on our Series B Preferred Stock to holders of Series B Preferred Stock of record as of the close of business on June 30, 2019 and the Operating Partnership paid a quarterly cash distribution of approximately $1.63 per unit on outstanding Series B Preferred Units held by the Company.

Equity Issuances

In June 2019, we established a new “at-the-market” equity offering program (the “ATM Program”) pursuant to which we may issue, from time to time, up to $400 million of our Class A common stock, which may include shares to be issued on a forward basis. We issued no shares under the ATM Program during the three months ended June 30, 2019.

Previously, in March 2017, the Company established an “at-the-market” equity offering program (the “prior ATM Program”) pursuant to which the Company could issue, from time to time, up to $300 million of its Class A common stock. The Company issued no shares under the prior ATM Program during the three months ended June 30, 2019. The Company terminated the prior ATM program in March 2019 in connection with the expiration of its prior universal shelf registration statement.

In February 2019, QTS conducted an underwritten offering of 7,762,500 shares of its Class A common stock, consisting of 4,000,000 shares issued by the Company during the first quarter of 2019 and 3,762,500 shares which will be issued on a forward basis, in each case at a price of $41.50 per share. We received net proceeds of approximately $159 million from the issuance of 4,000,000 shares during the first quarter, which we used to repay amounts outstanding under our unsecured revolving credit facility. We expect to physically settle the forward sale (by the delivery of shares of common stock) and receive proceeds of approximately $147 million from the sale of the 3,762,500 shares of common stock, which we expect to occur by March 1, 2020, although we have the right to elect settlement prior to that time. As of June 30, 2019, we had not settled any shares from the forward sale. We have concluded that the forward sale agreements meet the derivative scope exception for certain contracts involving an entity’s own equity. We have not yet received any proceeds from the forward contract and no amounts have been or will be recorded in equity on our balance sheet until the forward sale agreements settle. The initial forward sale price is subject to daily adjustment based on a floating interest rate factor, and will decrease by other fixed amounts specified in the forward sale agreement. Until settlement of the forward sale agreements, our EPS dilution resulting from the agreements, if any, is determined using the two-class method.

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

Upon the occurrence of a change of control, holders will have the right (unless the Company has elected to exercise its special optional redemption right to redeem their Series A Preferred Stock) to convert some or all of such holder’s Series A Preferred Stock into a number of shares of Class A common stock, par value $0.01 per share, equal to the lesser of:

●	the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid dividends (whether or not declared) to, but not including, the change of control conversion date (unless the change of control conversion date is after a record date for a Series A Preferred Stock dividend payment and prior to the corresponding Series A Preferred Stock dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this sum) by (ii) the Common Stock Price; and

●	1.46929 (i.e., the Share Cap);

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

Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about the 15th day of each January, April, July and October. The first dividend on the Series B Preferred Stock was paid on October 15, 2018, in the amount of $1.9861111 per share for the period June 25, 2018 through October 14, 2018. The Series B Preferred Stock is convertible by holders into shares of Class A common stock at any time at the then-prevailing conversion rate. The conversion rate as of June 30, 2019 is 2.1279 shares of the Company’s Class A common stock per share of Series B Preferred Stock. The Series B Preferred Stock does not have a stated maturity date. Upon liquidation, dissolution or winding up, the Series B Preferred Stock will rank senior to common stock and pari passu with the Series A Preferred Stock with respect to the payment of distributions and other amounts. The Series B Preferred Stock will not be redeemable by the Company. At any time on or after July 20, 2023, the Company may at its option cause all (but not less than all) outstanding shares of the Series B Preferred Stock to be automatically converted into the Company’s Class A common stock at the then-prevailing conversion rate if the closing sale price of the Company’s Class A common stock is equal to or exceeds 150% of the then-prevailing conversion price for at least 20 trading days in a period of 30 consecutive trading days, including the last trading day of such 30-day period, ending on the trading day prior to the issuance of a press release announcing the mandatory conversion.

If a holder converts its shares of Series B Preferred Stock at any time beginning at the opening of business on the trading day immediately following the effective date of a fundamental change (as described in the prospectus supplement) and ending at the close of business on the 30th trading day immediately following such effective date, the holder will automatically receive a number of shares of the Company’s Class A common stock equal to the greater of:

●	the sum of (i) a number of shares of the Company’s Class A common stock, as may be adjusted, as described in the Articles Supplementary for the 6.50% Series B Cumulative Convertible Perpetual Preferred Stock filed with the State Department of Assessments and Taxation of Maryland on June 22, 2018 (the “Articles Supplementary”) and (ii) the make-whole premium described in the Articles Supplementary; and

●	a number of shares of the Company’s Class A common stock equal to the lesser of (i) the liquidation preference divided by the average of the daily volume weighted average prices of the Company’s Class A common stock for ten days preceding the effective date of a fundamental change and (ii) 5.1020 (subject to adjustment).

QTS Realty Trust, Inc. Employee Stock Purchase Plan

In June 2015, we established the QTS Realty Trust, Inc. Employee Stock Purchase Plan (the “2015 Plan”) to give eligible employees the opportunity to purchase, through payroll deductions, shares of our Class A common stock in the open market by an independent broker with the Company paying brokerage commissions and fees associated with such share purchases. The 2015 Plan became effective July 1, 2015. We reserved 250,000 shares of our Class A common stock for purchase under the 2015 Plan, which were registered pursuant to a registration statement on Form S-8 filed on June 17, 2015.

On May 4, 2017, our stockholders approved the 2017 Amended and Restated QTS Realty Trust, Inc. Employee Stock Purchase Plan (the “2017 Plan”). The 2017 Plan became effective July 1, 2017 and is administered by the compensation committee (the “Compensation Committee”) of the board of directors (or by a committee of one or more persons appointed by it or the board of directors). The 2017 Plan permits participants to purchase our Class A common stock at a discount of up to 10% (as determined by the Compensation Committee). Employees of our Company and our majority-owned subsidiaries who have been employed for at least thirty days and who perform at least thirty hours of service per week for our Company are eligible to participate in the 2017 Plan, excluding any employee who, at any time during which the payroll deductions are made on behalf of the participating employees to purchase stocks, owns shares representing five percent or more of the total combined voting power or value of all classes of shares of our Company, or who is a Section 16 officer. Under the 2017 Plan, there are four purchase periods per year, and participants may deduct a minimum of $20 per paycheck and a maximum of $1,000 per paycheck towards the purchase of shares. Shares purchased under the 2017 Plan are subject to a one-year holding period following the purchase date, during which they may not be sold or transferred. We reserved 239,989 shares of our Class A common stock, subject to certain adjustments, for purchase under the 2017 Plan, which were registered pursuant to a registration statement on Form S-8 originally filed on June 17, 2015 and amended on June 30, 2017.

12. Related Party Transactions

We periodically execute transactions with entities affiliated with our Chairman and Chief Executive Officer. Such transactions include automobile, furniture and equipment purchases as well as building operating lease payments and receipts, and reimbursement for the use of a private aircraft service by our officers and directors.

The transactions which occurred during the three and six months ended June 30, 2019 and 2018 are outlined below (unaudited and in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Tax, utility, insurance and other reimbursement	$174	$135	$435	$396
Rent expense	253	253	507	507
Capital assets acquired	370	46	424	204
Total	$797	$434	$1,366	$1,107

13. Noncontrolling Interest

Concurrently with the completion of the IPO, QTS consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership as of the date of the IPO.

Commencing at any time beginning November 1, 2014, at the election of the holders of the noncontrolling interest, the Class A units of the Operating Partnership are redeemable for cash or, at the election of the Company, Class A common stock of the Company on a one-for-one basis. As of June 30, 2019, the noncontrolling ownership interest percentage of QualityTech, LP was 10.7%.

14. Earnings per share of QTS Realty Trust, Inc.

Basic income per share is calculated by dividing the net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted income per share adjusts basic income per share for the effects of potentially dilutive common shares. Unvested restricted stock awards and our forward sale contract described in Note 11 contain non-forfeitable rights to dividends and thus are participating securities and are included in the computation of basic earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. Accordingly, service-based restricted stock awards and the forward sale contract were included in the calculation of basic earnings per share using the two-class method for all periods presented to the extent outstanding during the period.

The computation of basic and diluted net income per share is as follows (in thousands, except per share data, and unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$7,535	$(6,433)	$28,683	$(6,685)
Loss (income) attributable to noncontrolling interests	(52)	1,002	(1,642)	1,031
Preferred stock dividends	(7,045)	(2,248)	(14,090)	(2,576)
Earnings attributable to participating securities	(1,880)	(227)	(3,814)	(485)
Net income (loss) available to common stockholders after allocation of participating securities	$(1,442)	$(7,906)	$9,137	$(8,715)
Denominator:
Weighted average shares outstanding - basic	54,713	50,542	53,338	50,366
Effect of Class O units and options to purchase Class A common stock on an "as if" converted basis	—	—	416	—
Weighted average shares outstanding - diluted	54,713	50,542	53,754	50,366

Basic net income (loss) per share	$(0.03)	$(0.16)	$0.17	$(0.17)

Diluted net income (loss) per share	$(0.03)	$(0.16)	$0.17	$(0.17)
*	Note: The calculations of basic and diluted net income (loss) per share above do not include the following number of Class A partnership units, Class O units, TSR units and options to purchase common stock on an “as if” converted basis, and the effects of Series B Convertible preferred stock on an “as if” converted basis as their respective inclusions would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Class A Partnership units	6,669	6,677	6,671	6,629
Class O units, TSR units and options to purchase common stock on an "as if" converted basis	495	204	—	373
Series B Convertible preferred stock on an "as if" converted basis	6,729	443	6,729	223

15. Contracts with Customers

Future minimum payments to be received under non-cancelable customer contracts including both lease rental revenue components and nonlease revenue components (inclusive of payments for contracts which have not yet commenced, and exclusive of recoveries of operating costs from customers) are as follows for the years ending December 31 (unaudited and in thousands):

2019 (July - December)	$193,260
2020	336,466
2021	281,412
2022	191,204
2023	108,081
Thereafter	162,421
Total	$1,272,844

16. Fair Value of Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon the application of discount rates to estimated future cash flows based upon market yields or by using other valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Short-term instruments: The carrying amounts of cash and cash equivalents and restricted cash approximate fair value.

Derivative Contracts:

Interest rate swaps

Currently, we use interest rate swaps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of fair value accounting guidance, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2019, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2019 or December 31, 2018.

Power Purchase Agreements

In March 2019, we began using energy hedges to manage risk related to energy prices. The inputs used to value the derivatives primarily fall within Level 2 of the fair value hierarchy, and valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each contract. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including futures curves. The fair values of the energy hedges are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future energy rates (forward curves) derived from observable market futures curves. To comply with the provisions of fair value accounting guidance, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Nonrecurring purchase or sale of assets: During the six months ended June 30, 2019, we recognized a gain on the sale of real estate assets that is discussed in detail in Note 7. In order to determine fair value of the noncash equity consideration received for the sale of the assets, we utilized estimation models to derive the fair value of the equity interest received in the transaction. These estimation models consisted of a discounted cash flow analysis that included Level 3 inputs including market rents, discount rates, expected occupancy and estimates of additional capital expenditures, and capitalization rates derived from market data.

Credit facility and Senior Notes: Our unsecured credit facility did not have interest rates which were materially different than current market conditions and therefore, the fair value approximated the carrying value. The fair value of our Senior Notes was estimated using Level 2 “significant other observable inputs,” primarily based on quoted market prices for the same or similar issuances. At June 30, 2019, the fair value of the Senior Notes was approximately $396.0 million.

Other debt instruments: The fair value of our other debt instruments (including finance leases and mortgage notes payable) were estimated in the same manner as the unsecured credit facility above. Similarly, each of these instruments did not have interest rates which were materially different than current market conditions and therefore, the fair value of each instrument approximated the respective carrying values.

16. Subsequent Events

In July 2019, we paid our regular quarterly cash dividends on our common stock, Series A Preferred Stock and Series B Preferred Stock. See the ‘Dividends and Distributions’ section of Note 11 for additional details.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the financial condition and results of operations of QTS Realty Trust, Inc., a Maryland corporation (“QTS”), which includes the operations of QualityTech, LP (the “Operating Partnership”), for the three and six months ended June 30, 2019 and 2018. You should read the following discussion and analysis in conjunction with QTS’ and the Operating Partnership’s accompanying consolidated financial statements and related notes contained elsewhere in this Form 10-Q. We believe it is important for investors to understand the few differences between the financial statements of QTS and the Operating Partnership. See “Explanatory Note” for an explanation of these few differences. Since the financial data presented in this Item 2 does not contain any differences between QTS and the Operating Partnership, all periods presented reflect the operating results of both QTS and the Operating Partnership.

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	adverse economic or real estate developments in our markets or the technology industry;

●	obsolescence or reduction in marketability of our infrastructure due to changing industry demands;

●	global, national and local economic conditions;

●	risks related to our international operations;

●	difficulties in identifying properties to acquire and completing acquisitions;

●	our failure to successfully develop, redevelop and operate acquired properties or lines of business;

●	significant increases in construction and development costs;

●	the increasingly competitive environment in which we operate;

●	defaults on, or termination or non-renewal of, leases by customers;

●	decreased rental rates or increased vacancy rates;

●	increased interest rates and operating costs, including increased energy costs;

●	financing risks, including our failure to obtain necessary outside financing;

●	dependence on third parties to provide Internet, telecommunications and network connectivity to our data centers;

●	our failure to qualify and maintain QTS’ qualification as a REIT;

●	environmental uncertainties and risks related to natural disasters;

●	financial market fluctuations;

●	changes in real estate and zoning laws, revaluations for tax purposes and increases in real property tax rates; and

●	limitations inherent in our current and any future unconsolidated joint venture investments, such as lack of sole decision-making authority and reliance on our partners’ financial condition.

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

Overview

QTS is a leading provider of data center solutions to the world’s largest and most sophisticated hyperscale technology companies, enterprises and government agencies. Through our technology-enabled platform, delivered across mega scale data center infrastructure, we offer a comprehensive portfolio of secure and compliant IT solutions. Our data centers are facilities that power and support our customers’ IT infrastructure equipment and provide seamless access and connectivity to a range of communications and IT services providers. Across our broad footprint of strategically-located data centers, we provide flexible, scalable and secure IT solutions, including data center space, power and cooling, connectivity and value-add managed services for more than 1,100 customers in the financial services, healthcare, retail, government and technology industries. We build out our data center facilities to accommodate both multi-tenant environments (hybrid colocation) and customers that require significant amounts of space and power (hyperscale), depending on the needs of our customers. We believe that we own and operate one of the largest portfolios of multi-tenant data centers in the United States, as measured by gross square footage, and have the capacity to nearly double our sellable data center raised floor space without constructing or acquiring any new buildings. In addition, we own more than 640 acres of land that is available at our data center properties that provides us with the opportunity to significantly expand our capacity to further support future demand from current and new potential customers.

As of June 30, 2019, we operated a portfolio of 26 data centers located throughout the United States, Canada, Europe and Asia. Within the United States, our data centers are concentrated in the markets which we believe offer the highest growth opportunities. Our data centers are highly specialized, mission-critical facilities utilized by our customers to store, power and cool the server, storage, and networking equipment that support their most critical business systems and processes. We believe that our data centers are best-in-class and engineered to adhere to the highest specifications commercially available to customers, providing fully redundant, high-density power and cooling sufficient to meet the needs of the largest companies and organizations in the world. We have demonstrated a strong operating track record of “five-nines” (99.999%) reliability since QTS’ inception.

QTS is a Maryland corporation formed on May 17, 2013 and is the sole general partner and majority owner of the Operating Partnership. Our Class A common stock trades on the New York Stock Exchange under the ticker symbol “QTS.”

We account for the operations of all of our properties in one reporting segment.

As of June 30, 2019, QTS owned an approximate 89.3% ownership interest in the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.

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

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of June 30, 2019, only five of our more than 1,100 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 11.3% of our MRR and the next largest customer accounting for only 5.9% of our MRR.

Our Portfolio

As of June 30, 2019, including 100% of unconsolidated joint ventures with which we are affiliated, we operated 26 data centers located throughout the United States, Canada, Europe and Asia, containing an aggregate of approximately 6.5 million gross square feet of space, including approximately 2.9 million “basis-of-design” raised floor square feet (approximately 95.8% of which is owned by us including our data center in Santa Clara which is subject to a long-term ground lease), which represents the total sellable data center raised floor potential of our existing data center facilities. This reflects the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the space and power configuration that we deploy. As of June 30, 2019, this space included approximately 1.6 million raised floor operating net rentable square feet, or NRSF, plus approximately 1.3 million square feet of additional raised floor in our development pipeline, of which approximately 101,000 raised floor square feet is expected to become operational by December 31, 2019. Of the total 1.3 million raised floor square feet in our development pipeline, approximately 61,000 square feet was related to customer leases which had been executed as of June 30, 2019 but not yet commenced. Our facilities collectively have access to approximately 783 megawatts (“MW”) of available utility power. Access to power is typically the most limiting and expensive component in developing a data center and, as such, we believe our significant access to power represents an important competitive advantage.

The following table presents an overview of the portfolio of operating properties that we own or lease, based on information as of June 30, 2019:

			Net Rentable Square Feet (Operating NRSF) (1)
									Available	Basis of	Current
		Gross							Utility	Design	Raised
	Year	Square	Raised	Office &	Supporting		%	Annualized	Power	("BOD")	Floor as a
Property	Acquired (2)	Feet (3)	Floor (4)	Other (5)	Infrastructure (6)	Total	Occupied (7)	Rent (8)	(MW) (9)	NRSF	% of BOD
Richmond, VA	2010	1,318,353	167,309	51,093	178,854	397,256	61.9%	$36,583,320	110	557,309	30.0%
Atlanta, GA (Metro)	2006	968,695	486,706	36,953	346,263	869,922	96.2%	$106,029,401	72	527,186	92.3%
Irving, TX	2013	698,000	174,160	6,981	179,083	360,224	94.7%	$52,309,657	140	275,701	63.2%
Princeton, NJ	2014	553,930	58,157	2,229	111,405	171,791	100.0%	$10,206,631	22	158,157	36.8%
Chicago, IL	2014	474,979	56,000	1,786	58,182	115,968	90.2%	$13,948,143	24	215,855	25.9%
Ashburn, VA	2017	445,000	19,500	6,096	31,988	57,584	91.0%	$4,921,428	50	178,000	11.0%
Suwanee, GA	2005	369,822	205,608	8,697	107,128	321,433	91.9%	$57,137,846	36	205,608	100.0%
Piscataway, NJ	2016	360,000	98,820	14,311	100,151	213,282	89.8%	$18,374,729	111	176,000	56.1%
Fort Worth, TX	2016	261,836	29,960	14,106	54,944	99,010	99.6%	$4,486,348	50	80,000	37.5%
Santa Clara, CA*	2007	135,322	59,905	944	45,094	105,943	85.9%	$18,972,887	11	80,940	74.0%
Sacramento, CA	2012	92,644	54,595	2,794	23,916	81,305	36.5%	$10,382,712	8	54,595	100.0%
Dulles, VA	2017	87,159	30,545	5,997	32,892	69,434	65.4%	$16,937,885	13	48,270	63.3%
Leased facilities **	2006 & 2015	192,513	63,862	18,650	41,901	124,413	83.4%	$27,108,143	14	84,474	75.6%
Other ***	Misc.	459,549	51,561	49,337	70,636	171,534	83.6%	$11,843,824	97	180,380	28.6%
Consolidated properties		6,417,802	1,556,688	219,974	1,382,437	3,159,099	88.0%	$389,242,954	759	2,822,475	55.2%

Unconsolidated JV Properties - at the JV's 100% Share (10)
Manassas, VA	2018	118,031	22,400	12,663	39,044	74,107	100.0%	$8,235,171	24	66,324	33.8%

Total Properties		6,535,833	1,579,088	232,637	1,421,481	3,233,206	88.2%	$397,478,125	783	2,888,799	54.7%
(1)	Represents the total square feet of a building that is currently leased or available for lease plus developed supporting infrastructure, based on engineering drawings and estimates, but does not include space held for redevelopment or space used for our own office space.
(2)	Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
(3)	With respect to our owned properties, gross square feet represents the entire building area. With respect to leased properties, gross square feet represents that portion of the gross square feet subject to our lease. Gross square feet includes 383,761 square feet of our office and support space, which is not included in operating NRSF.
(4)	Represents management’s estimate of the portion of NRSF of the facility with available power and cooling capacity that is currently leased or readily available to be leased to customers as data center space based on engineering drawings.
(5)	Represents the operating NRSF of the facility other than data center space (typically office and storage space) that is currently leased or available to be leased.
(6)	Represents required data center support space, including mechanical, telecommunications and utility rooms, as well as building common areas.
(7)	Calculated as data center raised floor that is subject to a signed lease for which space is occupied (1,152,270 square feet as of June 30, 2019) divided by leasable raised floor based on the current configuration of the properties (1,305,893 square feet as of June 30, 2019), expressed as a percentage.
(8)	We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under executed contracts as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed contracts as of a particular date, unless otherwise specifically noted, nor does it reflect the accounting associated with any free rent, rent abatements or future scheduled rent increases.
(9)	Represents installed utility power and transformation capacity that is available for use by the facility as of June 30, 2019.
(10)	Represents the Company’s unconsolidated joint venture at the JV’s 100% share. QTS’s pro rata share of the JV is 50%.

*        Subject to long term ground lease.

**      Includes 9 facilities. All facilities are leased, including those subject to finance leases.

***   Consists of Miami, FL; Lenexa, KS; Overland Park, KS; Eemshaven, Netherlands and Groningen, Netherlands facilities.

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

Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of June 30, 2019, we had in place customer leases generating revenue for approximately 88% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental rates at our properties. Future economic downturns, regional downturns or downturns in the technology industry, new technological developments, evolving industry demands and other similar factors could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. Negative trends in one or more of these factors could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.

Leasing Arrangements. As of June 30, 2019, 46% of our MRR came from customers which individually occupied greater than or equal to 6,600 square feet of space (or approximately 1 MW of power), with the remaining 54% attributable to customers utilizing less than 6,600 square feet of space. As of June 30, 2019, approximately 51% of our MRR was attributable to the metered power model, the majority of which is comprised of customers that individually occupy greater than 6,600 square feet of space. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of June 30, 2019, the remaining approximately 49% of our MRR was attributable to the gross lease or managed service model. Under this model, the customer pays us a fixed amount on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers incur more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease or managed service model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. Our leases generally have a term of three years or less.

Scheduled Lease Expirations. Our ability to minimize rental churn and customer downgrades at renewal and renew, lease and re-lease expiring space will impact our results of operations and cash flows. Leases which have commenced billing representing approximately 12% and 15% of our total leased raised floor are scheduled to expire during the years ending December 31, 2019 (including all month-to-month leases) and 2020, respectively. These leases also represented approximately 19% and 22%, respectively, of our annualized rent as of June 30, 2019. Given that our average rent for larger contracts tend to be at or below market rent at expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.

Acquisitions, Development, and Financing. Our revenue growth also will depend on our ability to acquire and redevelop and/or construct and subsequently lease data center space at favorable rates. We generally fund the cost of data center acquisition, construction and/or redevelopment from our net cash provided by operations, revolving credit facility, other unsecured and secured borrowings or the issuance of additional equity. We believe that we have sufficient access to capital from our current cash and cash equivalents, borrowings under our credit facilities to fund our redevelopment projects, and the forward equity transaction we completed during the six months ended June 30, 2019.

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

General Leasing Activity

The following leasing and booked-not-billed (“BNB”) statistics include QTS’ 50% pro rata share of revenue from the unconsolidated joint venture.

Below our sales activity is outlined for the three and six months ended June 30, 2019:

				Incremental
		Number of	Annualized rent	Annualized Rent, Net
	Period	Leases	per leased sq ft	of Downgrades
New/modified leases signed	Three Months Ended June 30, 2019	404	$544	$19,624,574
	Six Months Ended June 30, 2019	924	$516	$30,929,298

		Number of
		Renewed	Annualized rent
	Period	Leases	per leased sq ft	Annualized Rent	Rent Change
Renewed Leases (1)	Three Months Ended June 30, 2019	109	$732	$13,938,384	1.2%
	Six Months Ended June 30, 2019	197	$829	$25,394,412	1.4%
(1)	We define renewals as leases where the customer retains the same amount of space before and after renewals, which facilitates rate comparability.

The following table includes QTS’ 50% pro rata share of BNB revenue from the unconsolidated joint venture and outlines the BNB balance as of June 30, 2019 and how that will affect revenue in 2019 and subsequent years:

Booked-not-billed ("BNB") (1)	2019	2020	Thereafter	Total
MRR	$1,836,981	$1,407,302	$2,448,955	$5,693,238
Incremental revenue (2)	6,691,103	10,252,987	29,150,064
Annualized revenue (3) (4)	$22,043,772	$16,887,624	$29,150,064	$68,081,460
(1)

Includes the Company’s consolidated booked-not-billed balance in addition to booked-not-billed revenue associated with the unconsolidated JV at QTS’s pro rata share of the booked-not-billed revenue. Of the $68.1 million annualized BNB revenue, approximately $0.3 million related to QTS’s pro rata share.

(2)	Incremental revenue represents the expected amount of recognized MRR for the business in the period based on when the booked-not-billed leases commence throughout the period.
(3)

Annualized revenue represents the booked-not-billed MRR multiplied by 12, demonstrating how much recognized MRR might have been recognized if the booked-not-billed leases commencing in the period were in place for an entire year.

(4)

As of June 30, 2019, annualized BNB revenue on a GAAP basis (which represents recurring GAAP revenue for executed leases achieved upon full occupancy which have not commenced) was $45.3 million, of which $20.4 million was attributable to 2019, $8.8 million was attributable to 2020, and $16.2 million was attributable to years thereafter.

The amounts in the table above represent MRR from our customer leases that have been executed, but for which cash lease payments have not yet commenced.

The Company estimates the remaining cost to provide the space, power, connectivity and other services to the customer contracts which had not billed as of June 30, 2019 to be approximately $100 million. This estimate generally includes customers with newly contracted space of more than 3,300 square feet of raised floor space. The space, power, connectivity and other services provided to customers that contract for smaller amounts of space is generally provided by existing space which was previously developed.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Changes in revenues and expenses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 are summarized below (unaudited and in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Revenues:
Rental	$114,977	$101,086	$13,891	14%
Other	4,190	11,191	(7,001)	(63)%
Total revenues	119,167	112,277	6,890	6%
Operating expenses:
Property operating costs	38,570	36,558	2,012	6%
Real estate taxes and insurance	3,355	2,903	452	16%
Depreciation and amortization	41,481	37,820	3,661	10%
General and administrative	20,124	21,031	(907)	(4)%
Transaction and integration costs	1,039	653	386	59%
Restructuring	—	11,430	(11,430)	* %
Total operating expenses	104,569	110,395	(5,826)	(5)%
Operating income	14,598	1,882	12,716	676%
Other income and expense:
Interest income	36	25	11	44%
Interest expense	(6,459)	(8,203)	(1,744)	(21)%
Other income (expense)	(40)	—	40	* %
Equity in earnings (loss) of unconsolidated entities	(401)	—	(401)	* %
Income (loss) before taxes	7,734	(6,296)	14,030	223%
Tax benefit (expense) of taxable REIT subsidiaries	(199)	(137)	(62)	(45)%
Net income (loss)	$7,535	$(6,433)	$13,968	217%

Revenues. Total revenues for the three months ended June 30, 2019 were $119.2 million compared to $112.3 million for the three months ended June 30, 2018. The increase of $6.9 million, or 6%, was largely attributable to growth in our hyperscale and hybrid colocation offerings, primarily through increases in revenues in the Atlanta-Metro, Richmond, and Chicago data centers, and placing additional square footage into service. Offsetting these increases were revenue reductions primarily in various leased facilities associated with our transition of certain cloud and managed services as a part of the strategic growth plan implemented in the prior year.

Property Operating Costs. Property operating costs for the three months ended June 30, 2019 were $38.6 million compared to property operating costs of $36.6 million for the three months ended June 30, 2018, an increase of $2.0 million, or 6%. The breakdown of our property operating costs is summarized in the table below (unaudited and in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Property operating costs:
Direct payroll	$6,042	$5,413	$629	12%
Rent	3,117	3,317	(200)	(6)%
Repairs and maintenance	3,474	3,830	(356)	(9)%
Utilities	15,557	13,492	2,065	15%
Management fee allocation	4,580	5,298	(718)	(14)%
Other	5,800	5,208	592	11%
Total property operating costs	$38,570	$36,558	$2,012	6%

The increase in total property operating costs was attributable to aggregate expense increases of $3.3 million, primarily driven by increased utilities expense largely related to increased expense associated with increased power usage related to growth in our hyperscale offering, increased direct payroll costs and an increase in other expenses. Offsetting these increases were aggregate expense reductions of $1.3 million primarily related to reduced management fee allocation on leased facilities, reduced repairs and maintenance costs and lower rent expense associated with our exit of certain leased facilities tied to our strategic growth plan in the prior year whereby we transitioned away from certain of our cloud and managed services offerings.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the three months ended June 30, 2019 were $3.4 million compared to $2.9 million for the three months ended June 30, 2018. The increase of $0.5 million, or 16%, was primarily attributable to an increase in taxes at our Irving facility.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2019 was $41.5 million compared to $37.8 million for the three months ended June 30, 2018. The increase of $3.7 million, or 10%, was due primarily to additional depreciation expense relating to an increase in assets placed in service at our Atlanta-Metro, Ashburn and Chicago facilities.

General and Administrative Expenses. General and administrative expenses were $20.1 million for the three months ended June 30, 2019 compared to general and administrative expenses of $21.0 million for the three months ended June 30, 2018, a decrease of $0.9 million, or 4%. The decrease was primarily attributable to the implementation of the aforementioned strategic growth plan, resulting in a decrease in net payroll expenses.

Transaction and Integration Costs. Transaction and integration costs were $1.0 million for the three months ended June 30, 2019, compared to $0.7 million for the three months ended June 30, 2018. The increase of $0.4 million, or 59%, was primarily related to increased costs associated with assessment of actual and potential acquisitions during the three months ended June 30, 2019.

Restructuring Costs. Restructuring costs, which are costs associated with our strategic growth plan in the prior year, were $11.4 million for the three months ended June 30, 2018, primarily related to employee severance expenses, professional fees, acceleration of equity-based compensation awards and the sale or write-off of certain product-related assets. No such costs were incurred during the three months ended June 30, 2019.

Interest Expense. Interest expense for the three months ended June 30, 2019 was $6.5 million compared to $8.2 million for the three months ended June 30, 2018. The decrease of $1.7 million, or 21%, was due primarily to a higher level of capitalized interest due to continued ongoing capital development projects, partially offset by an increase in interest costs related to an increase in the average total debt balance of $118.0 million.

Other Income (Expense). Other income (expense) represents the impact of foreign currency exchange rate fluctuations on the value of investments in foreign subsidiaries whose functional currencies are other than the U.S. Dollar. We recognized less than $0.1 million of expense on foreign currency translation adjustments related to our investment in the Netherlands facilities during the period, with no such expenses incurred during the prior year.

Equity in earnings (loss) of unconsolidated entities. This represents equity in earnings (loss) of our joint venture formed during the first quarter of 2019 that owns our Manassas data center. Our share of equity in net loss was $0.4 million for the three months ended June 30, 2019.

Tax Expense (Benefit) of Taxable REIT Subsidiaries. The tax expense of our taxable REIT subsidiaries for the three months ended June 30, 2019 was $0.2 million compared to a $0.1 million tax expense for the three months ended June 30, 2018. The current and prior period tax expense primarily related to state tax expense associated with recorded operating results, and valuation allowances recorded against certain federal and state deferred tax assets.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Changes in revenues and expenses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 are summarized below (unaudited and in thousands):

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Revenues:
Rental	$224,366	$201,014	$23,352	12%
Other	7,490	24,960	(17,470)	(70)%
Total revenues	231,856	225,974	5,882	3%
Operating expenses:
Property operating costs	72,673	74,298	(1,625)	(2)%
Real estate taxes and insurance	6,722	5,808	914	16%
Depreciation and amortization	80,269	73,733	6,536	9%
General and administrative	40,015	43,265	(3,250)	(8)%
Transaction and integration costs	2,253	1,573	680	43%
Restructuring	—	19,960	(19,960)	* %
Total operating expenses	201,932	218,637	(16,705)	(8)%
Gain on sale of real estate, net	13,408	—	13,408	* %
Operating income	43,332	7,337	35,995	491%
Other income and expense:
Interest income	81	26	55	212%
Interest expense	(13,605)	(16,313)	(2,708)	17%
Other income (expense)	(40)	—	(40)	* %
Equity in earnings (loss) of unconsolidated entity	(675)	—	(675)	* %
Income (loss) before taxes	29,093	(8,950)	38,043	425%
Tax benefit (expense) of taxable REIT subsidiaries	(410)	2,265	(2,675)	(118)%
Net income (loss)	$28,683	$(6,685)	$35,368	529%

_________________________

*	not applicable for comparison

Revenues. Total revenues for the six months ended June 30, 2019 were $231.9 million compared to $226.0 million for the six months ended June 30, 2018. The increase of $5.9 million, or 3%, was largely attributable to growth in our hyperscale and hybrid colocation offerings in the Atlanta-Metro, Irving, Richmond, and Chicago data centers and placing additional square footage into service. Offsetting these increases were revenue reductions in various leased facilities associated with our transition of certain cloud and managed services as a part of the strategic growth plan implemented in the prior year.

Property Operating Costs. Property operating costs for the six months ended June 30, 2019 were $72.7 million compared to property operating costs of $74.3 million for the six months ended June 30, 2018, a decrease of $1.6 million, or 2%. The breakdown of our property operating costs is summarized in the table below (unaudited and in thousands):

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Property operating costs:
Direct payroll	$11,768	$11,178	$590	5%
Rent	6,287	6,928	(641)	(9)%
Repairs and maintenance	6,285	7,957	(1,672)	(21)%
Utilities	29,410	27,965	1,445	5%
Management fee allocation	9,046	10,553	(1,507)	(14)%
Other	9,877	9,717	160	2%
Total property operating costs	$72,673	$74,298	$(1,625)	(2)%

The decrease in total property operating costs was attributable to aggregate expense reductions of $3.8 million primarily related to our transition from our cloud and managed services offerings associated with our strategic growth plan, with expense reductions primarily in repairs and maintenance, rent expense and management fee allocation on leased facilities.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the six months ended June 30, 2019 were $6.7 million compared to $5.8 million for the six months ended June 30, 2018. The increase of $0.9 million, or 16%, was primarily attributable to an increase in taxes at our Irving and Chicago facilities.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2019 was $80.3 million compared to $73.7 million for the six months ended June 30, 2018. The increase of $6.5 million, or 9%, was due primarily to additional depreciation expense primarily relating to increase in assets placed in service at our Atlanta-Metro, Ashburn, Chicago and Irving facilities.

General and Administrative Expenses. General and administrative expenses were $40.0 million for six months ended June 30, 2019 compared to general and administrative expenses of $43.3 million for the six months ended June 30, 2018, a decrease of $3.3 million, or 8%. The decrease was primarily attributable to the aforementioned strategic growth plan, resulting in a decrease in net payroll expenses and outside services fees.

Transaction and Integration Costs. Transaction and integration costs were $2.3 million for the six months ended June 30, 2019, compared to $1.6 million for the six months ended June 30, 2018. The increase of $0.7 million, or 43%, was primarily related to increased costs associated with assessment of actual and potential acquisitions during the six months ended June 30, 2019.

Restructuring Costs. Restructuring costs, which are costs associated with our strategic growth plan in the prior year, were $20.0 million for the six months ended June 30, 2018, primarily related to employee severance expenses, professional fees, acceleration of equity-based compensation awards and the sale or write-off of certain product-related assets. No restructuring costs were incurred during the six months ended June 30, 2019.

Gain on sale of real estate, net. The gain on sale of real estate net incurred during the six months ended June 30, 2019 represents the net gain realized upon sale of the Manassas facility to the joint venture and represents the fair value of cash and noncash consideration received in the sale transaction, net of costs directly related to the sale in excess of the carrying amounts of the assets.

Interest Expense. Interest expense for the six months ended June 30, 2019 was $13.6 million compared to $16.3 million for the six months ended June 30, 2018. The decrease of $2.7 million, or 17%, was due primarily to a higher level of capitalized interest due to continued ongoing capital development projects, partially offset by an increase in interest costs related to an increase in the average total debt balance of $98.1 million.

Other Income (Expense). Other income (expense) represents the impact of foreign currency exchange rate fluctuations on the value of investments in foreign subsidiaries whose functional currencies are other than the U.S. Dollar. We recognized less than $0.1 million of expense on foreign currency translation adjustments related to our investment in the Netherlands facilities during the period, with no such expenses incurred during the prior year.

Equity in earnings (loss) of unconsolidated entities. This represents equity in earnings (loss) of our joint venture formed during the first quarter of 2019 that owns our Manassas data center. Equity in net loss was $0.7 million for the six months ended June 30, 2019.

Tax Expense (Benefit) of Taxable REIT Subsidiaries. Tax expense of our taxable REIT subsidiaries for the six months ended June 30, 2019 was $0.4 million compared to a tax benefit of $2.3 million for the six months ended June 30, 2018. The current period tax expense primarily related to current state tax expense associated with recorded operating results, and valuation allowances recorded against certain federal and state deferred tax assets. The prior period tax benefit primarily related to recorded operating losses.

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

A reconciliation of net income (loss) to FFO, Operating FFO and Adjusted Operating FFO is presented below (unaudited and in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
FFO
Net income (loss)	$7,535	$(6,433)	$28,683	$(6,685)
Equity in net (income) loss of unconsolidated entity	401	—	675	—
Real estate depreciation and amortization	38,544	33,843	74,471	65,900
Gain on sale of real estate, net	—	—	(13,408)	—
Pro rata share of FFO from unconsolidated entity	344	—	385	—
FFO (1)	46,824	27,410	90,806	59,215
Preferred stock dividends	(7,045)	(2,248)	(14,090)	(2,576)
FFO available to common stockholders & OP unit holders	39,779	25,162	76,716	56,639

Restructuring costs	—	11,430	—	19,960
Transaction and integration costs	1,039	653	2,253	1,573
Tax benefit associated with restructuring, transaction and integration costs	—	(41)	—	(1,676)
Operating FFO available to common stockholders & OP unit holders*	40,818	37,204	78,969	76,496

Maintenance Capex	(2,233)	(2,612)	(2,942)	(3,542)
Leasing commissions paid	(6,528)	(7,671)	(13,043)	(13,581)
Amortization of deferred financing costs and bond discount	979	961	1,957	1,923
Non real estate depreciation and amortization	2,937	3,976	5,798	7,833
Straight line rent revenue and expense and other	(979)	(1,233)	(2,401)	(3,751)
Tax expense (benefit) from operating results	199	178	410	(589)
Equity-based compensation expense	4,296	3,999	7,596	7,480
Adjustments for unconsolidated entity	(42)	—	(20)	—
Adjusted Operating FFO available to common stockholders & OP unit holders*	$39,447	$34,802	$76,324	$72,269
(1)	FFO for the three and six months ended June 30, 2018 includes $3.1 million and $7.1 million, respectively, of impairment losses related to certain non-real estate product related assets that were considered incidental to our primary business and were included in the “Restructuring” line item of the consolidated statement of operations. No gains, losses or impairment write-downs associated with assets incidental to our primary business were incurred during the three and six months ended June 30, 2019.

*	The Company’s calculations of Operating FFO and Adjusted Operating FFO may not be comparable to Operating FFO and Adjusted Operating FFO as calculated by other REITs that do not use the same definition.

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

A reconciliation of total GAAP revenues to recognized MRR in the period and MRR at period end is presented below (unaudited and in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Recognized MRR in the period
Total period revenues (GAAP basis)	$119,167	$112,277	$231,856	$225,974
Less: Total period variable lease revenue from recoveries	(12,672)	(10,444)	(23,465)	(21,957)
Total period deferred setup fees	(3,822)	(3,203)	(7,053)	(6,096)
Total period straight line rent and other	(5,485)	(4,326)	(9,428)	(8,777)
Recognized MRR in the period	$97,188	$94,304	$191,910	$189,144

MRR at period end
Total period revenues (GAAP basis)	$119,167	$112,277	$231,856	$225,974
Less: Total revenues excluding last month	(77,863)	(74,562)	(190,552)	(188,259)
Total revenues for last month of period	41,304	37,715	41,304	37,715
Less: Last month variable lease revenue from recoveries	(4,222)	(3,597)	(4,222)	(3,597)
Last month deferred setup fees	(1,322)	(1,083)	(1,322)	(1,083)
Last month straight line rent and other	(3,349)	(1,884)	(3,349)	(1,884)
Add: Pro rata share of MRR at period end of unconsolidated entity	369	—	369	—
MRR at period end *	$32,780	$31,151	$32,780	$31,151
*	Does not include our booked-not-billed MRR balance, which was $5.7 million and $4.4 million as of June 30, 2019 and 2018, respectively.

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

A reconciliation of net income to NOI is presented below (unaudited and in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Operating Income (NOI)
Net income (loss)	$7,535	$(6,433)	$28,683	$(6,685)
Equity in net (income) loss of unconsolidated entity	401	—	675	—
Interest income	(36)	(25)	(81)	(26)
Interest expense	6,459	8,203	13,605	16,313
Depreciation and amortization	41,481	37,819	80,269	73,733
Other (income) expense	40	—	40	—
Tax expense (benefit) of taxable REIT subsidiaries	199	137	410	(2,265)
Transaction and integration costs	1,039	653	2,253	1,573
General and administrative expenses	20,124	21,032	40,015	43,265
Gain on sale of real estate, net	—	—	(13,408)	—
Restructuring	—	11,430	—	19,960
NOI from consolidated operations (1)	$77,242	$72,816	$152,461	$145,868
Pro rata share of NOI from unconsolidated entity	842	—	1,076	—
Total NOI (1)	$78,084	$72,816	$153,537	$145,868
(1)	Includes facility level general and administrative allocation charges of 4% of cash revenue for all facilities (with the exception of the leased facilities acquired in 2015, which were allocated a charge of 10% of cash revenues through 2018). These allocated charges aggregated to $4.6 million and $5.3 million for the three month periods ended June 30, 2019 and 2018, respectively, and $9.0 million and $10.6 million for the six months ended June 30, 2019 and 2018, respectively.

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

A reconciliation of net income to EBITDAre and Adjusted EBITDA is presented below (unaudited and in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
EBITDAre and Adjusted EBITDA
Net income (loss)	$7,535	$(6,433)	$28,683	$(6,685)
Equity in net (income) loss of unconsolidated entity	401	—	675	—
Interest income	(36)	(25)	(81)	(26)
Interest expense	6,459	8,203	13,605	16,313
Tax expense (benefit) of taxable REIT subsidiaries	199	137	410	(2,265)
Depreciation and amortization	41,481	37,819	80,269	73,733
(Gain) loss on disposition of depreciated property and impairment write-downs of depreciated property	—	3,122	(13,408)	7,139
Pro rata share of EBITDAre from unconsolidated entity	863	—	1,078	—
EBITDAre	56,902	42,823	111,231	88,209

Equity-based compensation expense	4,296	3,999	7,596	7,480
Restructuring costs	—	8,308	—	12,821
Transaction and integration costs	1,039	653	2,253	1,573
Adjusted EBITDA	$62,237	$55,783	$121,080	$110,083

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

In addition to the $249.6 million of capital expenditures incurred in the six months ended June 30, 2019 we expect that we will incur approximately $250 million to $300 million in additional capital expenditures through December 31, 2019, in connection with the development of our data center facilities, which excludes acquisitions and includes our 50% proportionate share of capital expenditures at the Manassas facility that was contributed to a joint venture. We expect to spend approximately $175 million to $225 million of capital expenditures with vendors on development, and the remainder on other capital expenditures and capitalized overhead costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of such expenditures may vary.

We expect to meet our short-term liquidity needs through operating cash flows, cash and cash equivalents, borrowings under our credit facility, accessing forward equity net proceeds of approximately $147 million, or other capital markets activity. We may also transfer certain projects into unconsolidated entities as another source of capital.

Our net cash paid for capital expenditures for the six months ended June 30, 2019 and 2018 are summarized in the table below (unaudited and in thousands):

	Six Months Ended June 30,
	2019	2018
Development	$150,102	$201,172
Acquisitions	44,150	24,626
Maintenance capital expenditures	2,942	3,542
Other capital expenditures (1)	52,443	44,138
Total capital expenditures	$249,637	$273,478
(1)	Represents capital expenditures for capitalized interest, commissions, personal property, overhead costs and corporate fixed assets. Corporate fixed assets primarily relate to construction of corporate offices, leasehold improvements and product related assets.

Long-Term Liquidity

Our long-term liquidity needs primarily consist of funds for property acquisitions, scheduled debt maturities, payment of principal at maturity of our Senior Notes, funding payments for finance leases, dividend payments on our Series A Preferred Stock and Series B Preferred Stock and recurring and non-recurring capital expenditures. We may also pursue new developments and additional redevelopment of our data centers and future redevelopment of other space in our portfolio. We may also pursue development on land which QTS currently owns that is available at our data center properties in Atlanta-Metro, Atlanta-Suwanee, Richmond, Irving, Fort Worth, Princeton, Chicago, Ashburn, Phoenix, Hillsboro and Manassas, through our joint venture. The development and/or redevelopment of this space, including timing, is at our discretion and will depend on a number of factors, including availability of capital and our estimate of the demand for data center space in the applicable market. We expect to meet our long-term liquidity needs with net cash provided by operations, incurrence of additional long-term indebtedness, borrowings under our credit facility, access to joint venture capital and issuance of additional equity or debt securities, subject to prevailing market conditions, as discussed below.

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

In February 2019, we conducted an underwritten offering of 7,762,500 shares of Class A common stock, consisting of 4,000,000 shares issued during the first quarter of 2019 and 3,762,500 shares which will be issued on a forward basis, which included 1,012,500 shares of the underwriters full exercise of their option to purchase additional shares, in each case at a price of $41.50 per share. We received net proceeds of approximately $159 million from the issuance of 4,000,000 shares during the first quarter, which were used to repay amounts outstanding under our unsecured revolving credit facility. We expect to physically settle the forward sale (by the delivery of shares of common stock) and receive proceeds of approximately $147 million from the sale of the 3,762,500 shares of common stock which we expect to occur by March 1, 2020, although we have the right to elect settlement prior to that time.

In June 2019, we established a new “at-the-market” equity offering program (the “ATM Program”) pursuant to which we may issue, from time to time, up to $400 million of our Class A common stock, which may include shares to be issued on a forward basis. We issued no shares under the ATM Program during the three months ended June 30, 2019.

Previously, in March 2017, the Company established an “at-the-market” equity offering program (the “prior ATM Program”) pursuant to which the Company could issue, from time to time, up to $300 million of its Class A common stock. The Company issued no shares under the prior ATM Program during the three months ended June 30, 2019. The Company terminated the prior ATM program in March 2019 in connection with the expiration of its prior universal shelf registration statement.

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

Cash

As of June 30, 2019, we had $10.6 million of unrestricted cash and cash equivalents.

The following tables present quarterly cash dividends and distributions paid to QTS’ common and preferred stockholders and the Operating Partnership’s unit holders for the six months ended June 30, 2019 and 2018:

Six Months Ended June 30, 2019
			Aggregate
		Per Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock/Units
March 20, 2019	April 4, 2019	$0.44	$27.3
December 21, 2018	January 8, 2019	$0.41	$23.7
			$51.0

Series A Preferred Stock/Units
March 31, 2019	April 15, 2019	$0.45	$1.9
December 31, 2018	January 15, 2019	$0.45	$1.9
			$3.8

Series B Preferred Stock/Units
March 31, 2019	April 15, 2019	$1.63	$5.1
December 31, 2018	January 15, 2019	$1.63	$5.1
			$10.3

Six Months Ended June 30, 2018
			Aggregate
		Per Common Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock/Units
March 22, 2018	April 5, 2018	$0.41	$23.7
December 5, 2017	January 5, 2018	$0.39	$22.2
			$45.9

Series A Preferred Stock/Units
April 5, 2018	April 16, 2018	$0.15	$0.6
			$0.6

Additionally, subsequent to June 30, 2019, we paid the following dividends:

●	On July 9, 2019, the Company paid its regular quarterly cash dividend of $0.44 per common share and the Operating Partnership paid a quarterly cash distribution of $0.44 per unit to stockholders and unit holders of record as of the close of business on June 25, 2019.

●	On July 15, 2019, the Company paid a quarterly cash dividend of approximately $0.45 per share on its Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on June 30, 2019 and the Operating Partnership paid a quarterly cash distribution of approximately $0.45 per unit on outstanding Series A Preferred Units held by the Company.

●	On July 15, 2019, the Company paid a quarterly cash dividend of approximately $1.63 per share on its Series B Preferred Stock to holders of Series B Preferred Stock of record as of the close of business on June 30, 2019 and the Operating Partnership paid a quarterly cash distribution of approximately $1.63 per unit on outstanding Series B Preferred Units held by the Company.

Indebtedness

As of June 30, 2019, we had approximately $1,403.9 million of indebtedness, including financing lease obligations.

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

Our ability to borrow under the amended unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations on liens, mergers, consolidations, investments, distributions, asset sales and affiliate transactions, as well as the following financial covenants: (i) the Operating Partnership's and its subsidiaries' consolidated total unsecured debt plus any capitalized lease obligations with respect to the unencumbered asset pool properties may not exceed 60% of the unencumbered asset pool value (or 65% of the unencumbered asset pool value for up to four consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the four fiscal quarter period includes the quarter in which the material acquisition was consummated); (ii) the unencumbered asset pool debt yield cannot be less than 12% (or 11.5% for the four consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the four fiscal quarter period includes the quarter in which the material acquisition was consummated); (iii) QTS must maintain a minimum fixed charge coverage ratio (defined as the ratio of consolidated EBITDA, subject to certain adjustments, to consolidated fixed charges) for the prior two most recently-ended calendar quarters of 1.50 to 1.00; (iv) QTS must maintain a maximum debt to gross asset value (as defined in the amended and restated credit agreement) ratio of 60% (or 65% for the four consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the four fiscal quarter period includes the quarter in which the material acquisition was consummated); and (v) QTS must maintain tangible net worth (as defined in the amended and restated credit agreement) cannot be less than the sum of $1,567,000,000 plus 75% of the net proceeds from any subsequent equity offerings.

The availability under the revolving credit facility is the lesser of (i) $820 million, (ii) 60% of the unencumbered asset pool capitalized value (or 65% of the unencumbered asset pool capitalized value for the four consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the four fiscal quarter period includes the quarter in which the material acquisition was consummated) and (iii) the amount resulting in an unencumbered asset pool debt yield of 12% (or 11.5% for the four consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent; provided the four fiscal quarter period includes the quarter in which the material acquisition was consummated). In the case of clauses (ii) and (iii) of the preceding sentence, the amount available under the revolving credit facility is adjusted to take into account any other unsecured debt and certain capitalized leases. A material acquisition is an acquisition of properties or assets with a gross purchase price equal to or in excess of 15% of the Operating Partnership’s gross asset value (as defined in the amended and restated credit agreement) as of the end of the most recently ended quarter for which financial statements are publicly available. The availability of funds under our unsecured credit facility depends on compliance with our covenants.

As of June 30, 2019, we had outstanding $956 million of indebtedness under the unsecured credit facility, consisting of $255.6 million of outstanding borrowings under our unsecured revolving credit facility and $700.0 million outstanding under the term loans, exclusive of net debt issuance costs of $5.8 million. In connection with the unsecured credit facility, as of June 30, 2019, we had additional letters of credit outstanding aggregating to $4.1 million. As of June 30, 2019, the weighted average interest rate for amounts outstanding under the unsecured credit facility, was 3.47%.

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

4.750% Senior Notes due 2025. On November 8, 2017, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership initially formed solely for the purpose of facilitating the offering of the 5.875% Senior Notes due 2022 (collectively, the “Issuers”), issued $400 million aggregate principal amount of 4.75% Senior Notes due November 15, 2025 (the “Senior Notes”) in a private offering. The Senior Notes have an interest rate of 4.750% per annum and were issued at a price equal to 100% of their face value. The net proceeds from the offering were used to fund the redemption of, and satisfy and discharge the indenture pursuant to which the Issuers issued the 5.875% Senior Notes due 2022 and to repay a portion of the amount outstanding under the Company’s unsecured revolving credit facility.

The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than certain foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS, the Issuers or any other subsidiary guarantor. QTS Realty Trust, Inc. does not guarantee the Senior Notes and will not be required to guarantee the Senior Notes expect under certain circumstances. The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of November 8, 2017, among QTS, the Issuers, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”). As of June 30, 2019, the outstanding net debt issuance costs associated with the Senior Notes were $4.8 million.

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

Lenexa Mortgage. On March 8, 2017, we entered into a $1.9 million mortgage loan secured by our Lenexa facility. This mortgage has a fixed rate of 4.1%, with periodic principal payments due monthly and a balloon payment of $1.6 million in May 2022. As of June 30, 2019, the outstanding balance under the Lenexa mortgage was $1.8 million.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2019, including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (unaudited and in thousands):

Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Operating Leases	$4,741	$9,589	$9,818	$10,266	$10,393	$57,225	$102,032
Finance Leases	1,296	2,579	2,712	2,958	3,229	33,662	46,436
Future Principal Payments of Indebtedness (1)	33	70	73	257,244	350,000	750,000	1,357,420
Total (2)	$6,070	$12,238	$12,603	$270,468	$363,622	$840,887	$1,505,888
(1)	Does not include the related debt issuance costs on Senior Notes nor the related debt issuance costs on the term loans reflected at June 30, 2019. Also does not include letters of credit outstanding aggregating to $4.1 million as of June 30, 2019 under our unsecured credit facility.

(2)	Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facilities, mortgages, finance leases, and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt and inclusive of the effects of interest rate swaps, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of June 30, 2019 (unaudited and in thousands):

2019	2020	2021	2022	2023	Thereafter	Total
$37,312	$55,891	$55,825	$57,251	$47,364	$47,439	$301,083

Off-Balance Sheet Arrangements

On February 22, 2019, we entered into a joint venture with Alinda Capital Partners (“Alinda”), a premier infrastructure investment firm, with respect to our Manassas data center, as described above under “Factors That May Influence Future Results of Operations and Cash Flows.” As of June 30, 2019, our pro rata share of mortgage debt of the joint venture, excluding deferred financing costs, was approximately $34.0 million, all of which is subject to forward interest rate swap agreements. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional information on our interest rate swaps.

In addition, in February 2019, we conducted an underwritten offering of 7,762,500 shares of Class A common stock, consisting of 4,000,000 shares issued during the first quarter of 2019 and 3,762,500 shares which will be issued on a forward basis, in each case at a price of $41.50 per share. We expect to physically settle the forward sale (by the delivery of shares of common stock) and receive proceeds of approximately $147 million from the sale of the 3,762,500 shares of common stock which we expect to occur by March 1, 2020, although we have the right to elect settlement prior to that time.

Cash Flows

Cash flow for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 are summarized below (unaudited and in thousands):

	Six Months Ended
	June 30,
	2019	2018
Cash flow provided by (used for):
Operating activities	$99,431	$91,526
Investing activities	(196,915)	(271,982)
Financing activities	96,353	224,681

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Cash flow provided by operating activities was $99.4 million for the six months ended June 30, 2019 compared to $91.5 million for the six months ended June 30, 2018. There was an increase in cash operating income of $20.1 million from the prior period primarily related to our expansion and leasing activity, offset by a decrease in cash flow associated with net changes in working capital of $12.2 million primarily related to changes in accounts payable and accrued liabilities.

Cash flow used for investing activities decreased by $75.1 million to $196.9 million for the six months ended June 30, 2019, compared to $272.0 million for the six months ended June 30, 2018. The decrease was due primarily to cash proceeds of $52.7 million received from the Company’s contribution of assets to a joint venture during the current period as well as a decrease in additions to property and equipment of $43.4 million. These were offset by an increase in cash paid for acquisitions of $19.5 million primarily related to our purchase of the Netherlands facilities in the current period.

Cash flow provided by financing activities decreased by $128.3 million to $96.4 million for the six months ended June 30, 2019, compared to $224.7 million for the six months ended June 30, 2018. The decrease was primarily due to lower net equity issuance proceeds of $249.4 million, as well as higher payments of cash dividends to common and preferred stockholders of $31.6 million. Offsetting these cash flow decreases was lower net repayments of $134.3 million under our unsecured credit facility.

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

The Operating Partnership also includes certain partners that are subject to a taxable income allocation, however, not entitled to receive recurring distributions. The partnership agreement does stipulate however, to the extent that taxable income is allocated to these partners that the partnership will make a distribution to these partners equal to the lesser of the actual per unit distributions made to Class A partners or an estimated amount to cover federal, state and local taxes on the allocated taxable income. No distributions related to allocated taxable income were made to these partners for the six months ended June 30, 2019 and 2018.

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

As of June 30, 2019, after consideration of interest rate swaps in effect, we had outstanding $555.6 million of consolidated indebtedness that bore interest at variable rates which does not take into account $400 million of swaps that take effect December 17, 2021 and April 27, 2022, and the $200 million of swaps that take effect on January 2, 2020, each as discussed below.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. A 1% increase in the LIBOR rate would increase the interest expense on the $555.6 million of variable indebtedness outstanding as of June 30, 2019 by approximately $5.6 million annually. Conversely, a decrease in the LIBOR rate to 1.40% would decrease the interest expense on this $555.6 million of variable indebtedness outstanding by approximately $5.6 million annually based on the one month LIBOR rate of approximately 2.40% as of June 30, 2019.

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

ITEM 4. Controls and Procedures

QTS Realty Trust, Inc.

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended June 30, 2019, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QTS’ disclosure controls and procedures are effective to ensure that information required to be disclosed by QTS in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in QTS’ internal control over financial reporting during the period ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, QTS’ internal control over financial reporting.

QualityTech, LP

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended June 30, 2019, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the period ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

QTS did not sell any securities during the six months ended June 30, 2019 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

QTS from time to time issues shares of Class A common stock, including pursuant to the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) upon exercise of stock options issued and grant of restricted stock under the 2013 Equity Incentive Plan, and upon redemption of Class A units of limited partnership of the Operating Partnership (either through Class A units previously held or those received from conversion of Class O units from the QualityTech, LP 2010 Equity Incentive Plan). Pursuant to the partnership agreement of the Operating Partnership, each time QTS issues shares of common stock, the Operating Partnership issues to QTS, its general partner, an equal number of Class A units. The units issued to QTS are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to QTS and therefore, did not involve a public offering. During the six months ended June 30, 2019, the Operating Partnership issued approximately 120,000 Class A units to QTS in connection with Class A unit redemptions and stock option exercises and issuances pursuant to the 2013 Equity Incentive Plan, with a value aggregating approximately $5.3 million based on the respective dates of the redemptions and option exercises, as applicable.

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

Repurchases of Equity Securities

During the three months ended June 30, 2019, certain of our employees surrendered Class A common stock owned by them to satisfy their federal and state tax obligations in connection with the vesting of restricted common stock under the 2013 Equity Incentive Plan.

The following table summarizes all of these repurchases during the three months ended June 30, 2019:

			Total number of
			shares purchased as	Maximum number of
	Total number	Average price	part of publicly	shares that may yet be
	of shares	paid per	announced plans or	purchased under the
Period	purchased (1)	share	programs	plans or programs
April 1, 2019 through April 30, 2019	2,303	$45.42	N/A	N/A
May 1, 2019 through May 31, 2019	—	—	N/A	N/A
June 1, 2019 through June 30, 2019	8,415	43.28	N/A	N/A
Total	10,718	$43.74
(1)	The number of shares purchased represents shares of Class A common stock surrendered by certain of our employees to satisfy their federal and state tax obligations associated with the vesting of restricted common stock. With respect to these shares, the price paid per share is based on the closing price of our Class A common stock as of the date of the determination of the federal income tax.

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

4.4

Supplemental Indenture, dated as of December 22, 2017, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed with the SEC on February 28, 2018 (Commission File No. 001-36109)

4.5

Supplemental Indenture, dated as of June 1, 2018, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entity identified therein as a Guaranteeing Subsidiary, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the Subsidiary Guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.

4.6

Form of stock certificate evidencing the 7.125% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed on March 15, 2018 (Commission File No. 001-36109)

4.7

Form of stock certificate evidencing the 6.50% Series B Cumulative Convertible Perpetual Preferred Stock, liquidation preference $100.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed on June 25, 2018 (Commission File No. 001-36109)

4.8

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

101

The following materials from QTS Realty Trust, Inc.’s and QualityTech, LP’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of equity and partners’ capital, (iv) condensed consolidated statements of cash flow, and (v) the notes to the condensed consolidated financial statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: August 2, 2019	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: August 2, 2019	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: August 2, 2019	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)

QualityTech, LP

By: QTS Realty Trust, Inc., its general partner

DATE: August 2, 2019	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: August 2, 2019	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: August 2, 2019	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)