Form 10-Q
period 2019-09-30
QTS Realty Trust, Inc.; QualityTech, LP
filed 2019-11-12
CIK 1577368, 1561164

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

There were 58,106,133 shares of Class A common stock, $0.01 par value per share, and 128,408 shares of Class B common stock, $0.01 par value per share, of QTS Realty Trust, Inc. outstanding on November 6, 2019.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q of QTS Realty Trust, Inc. (“QTS”), a Maryland corporation, and QualityTech, LP, a Delaware limited partnership, which is our operating partnership (the “Operating Partnership”). This report also includes the financial statements of QTS and those of the Operating Partnership, although it presents only one set of combined notes for QTS’ financial statements and those of the Operating Partnership.

Substantially all of QTS’ assets are held by, and its operations are conducted through, the Operating Partnership. QTS is the sole general partner of the Operating Partnership, and, as of September 30, 2019, its only material asset consisted of its ownership of approximately 89.7% of the Operating Partnership. Management operates QTS and the Operating Partnership as one business. The management of QTS consists of the same employees as the management of the Operating Partnership. QTS does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. QTS has not issued or guaranteed any indebtedness. Except for net proceeds from public equity issuances by QTS, which are contributed to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership, the Operating Partnership generates all remaining capital required by our business through its operations, the direct or indirect incurrence of indebtedness, and the issuance of partnership units. Therefore, as general partner with voting control of the Operating Partnership, QTS consolidates the Operating Partnership for financial reporting purposes.

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

QTS Realty Trust, Inc.

QualityTech, LP

Form 10-Q

For the Quarterly Period Ended September 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Real Estate Assets
Land	$127,587	$105,541
Buildings, improvements and equipment	2,155,810	1,917,251
Less: Accumulated depreciation	(555,562)	(467,644)
	1,727,835	1,555,148
Construction in progress	843,754	790,064
Real Estate Assets, net	2,571,589	2,345,212
Investments in unconsolidated entity	30,742	—
Operating lease right-of-use assets, net	58,551	—
Cash and cash equivalents	13,518	11,759
Rents and other receivables, net	76,163	55,093
Acquired intangibles, net	85,242	95,451
Deferred costs, net	48,312	45,096
Prepaid expenses	8,490	6,822
Goodwill	173,843	173,843
Assets held for sale	—	71,800
Other assets, net	57,042	56,893
TOTAL ASSETS	$3,123,492	$2,861,969

LIABILITIES
Unsecured credit facility, net	$918,631	$945,657
Senior notes, net of debt issuance costs	395,358	394,786
Finance leases and mortgage notes payable	47,511	4,674
Operating lease liabilities	65,949	—
Accounts payable and accrued liabilities	94,104	99,166
Dividends and distributions payable	32,980	29,633
Advance rents, derivative contracts, security deposits and other liabilities	52,180	32,679
Liabilities held for sale	—	24,349
Deferred income taxes	1,563	1,097
Deferred income	41,404	33,241
TOTAL LIABILITIES	1,649,680	1,565,282

EQUITY
7.125% Series A cumulative redeemable perpetual preferred stock: $0.01 par value (liquidation preference $25.00 per share), 4,600,000 shares authorized, 4,280,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	103,212	103,212
6.50% Series B cumulative convertible perpetual preferred stock: $0.01 par value (liquidation preference $100.00 per share), 3,162,500 shares authorized, issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	304,223	304,265
Common stock: $0.01 par value, 450,133,000 shares authorized, 58,238,145 and 51,123,417 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	582	511
Additional paid-in capital	1,326,087	1,062,473
Accumulated other comprehensive income (loss)	(28,900)	2,073
Accumulated dividends in excess of earnings	(340,943)	(278,548)
Total stockholders’ equity	1,364,261	1,193,986
Noncontrolling interests	109,551	102,701
TOTAL EQUITY	1,473,812	1,296,687
TOTAL LIABILITIES AND EQUITY	$3,123,492	$2,861,969

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental	$121,475	$104,760	$345,841	$305,774
Other	3,780	7,453	11,270	32,413
Total revenues	125,255	112,213	357,111	338,187
Operating expenses:
Property operating costs	44,730	38,217	117,403	112,515
Real estate taxes and insurance	3,713	3,088	10,435	8,896
Depreciation and amortization	42,875	37,900	123,144	111,633
General and administrative	19,504	19,922	59,519	63,187
Transaction and integration costs	827	901	3,080	2,474
Restructuring	—	13,737	—	33,697
Total operating expenses	111,649	113,765	313,581	332,402
Gain on sale of real estate, net	—	—	13,408	—
Operating income (loss)	13,606	(1,552)	56,938	5,785
Other income and expense:
Interest income	22	66	103	92
Interest expense	(6,724)	(6,386)	(20,329)	(22,699)
Other income	370	—	330	—
Equity in earnings (loss) of unconsolidated entity	(317)	—	(992)	—
Income (loss) before taxes	6,957	(7,872)	36,050	(16,822)
Tax benefit (expense) of taxable REIT subsidiaries	(369)	980	(779)	3,245
Net income (loss)	6,588	(6,892)	35,271	(13,577)
Net (income) loss attributable to noncontrolling interests	49	1,610	(1,593)	2,641
Net income (loss) attributable to QTS Realty Trust, Inc.	$6,637	$(5,282)	$33,678	$(10,936)
Preferred stock dividends	(7,045)	(7,045)	(21,135)	(9,621)
Net income (loss) attributable to common stockholders	$(408)	$(12,327)	$12,543	$(20,557)

Net income (loss) per share attributable to common shares:
Basic	$(0.05)	$(0.25)	$0.12	$(0.42)
Diluted	(0.05)	(0.25)	0.12	(0.42)

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$6,588	$(6,892)	$35,271	$(13,577)
Other comprehensive income (loss):
Foreign currency translation adjustment gain	(426)	—	(360)	—
Increase (decrease) in fair value of derivative contracts	(5,733)	1,429	(34,192)	9,974
Reclassification of other comprehensive income to interest expense	(235)	(83)	(1,200)	410
Comprehensive income (loss)	194	(5,546)	(481)	(3,193)
Comprehensive (income) loss attributable to noncontrolling interests	(22)	639	52	368
Comprehensive income (loss) attributable to QTS Realty Trust, Inc.	$172	$(4,907)	$(429)	$(2,825)

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF EQUITY

(unaudited and in thousands)

The consolidated statement of equity for the nine months ended September 30, 2019:

						Accumulated other	Accumulated	Total
	Preferred Stock		Common stock		Additional	comprehensive	dividends in	stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	paid-in capital	income (loss)	excess of earnings	equity	interests	Total
Balance January 1, 2019	7,443	$407,477	51,123	$511	$1,062,473	$2,073	$(278,548)	$1,193,986	$102,701	$1,296,687
Net cumulative effect upon ASC 842 adoption (see Note 2)	—	—	—	—	—	—	(1,813)	(1,813)	—	(1,813)
Net share activity through equity award plan	—	—	231	3	660	—	—	663	78	741
Decrease in fair value of derivative contracts	—	—	—	—	—	(8,775)	—	(8,775)	(1,078)	(9,853)
Equity-based compensation expense	—	—	—	—	2,928	—	—	2,928	372	3,300
Adjustment to expenses net from Series B Preferred equity offering	—	(42)	—	—	—	—	—	(42)	—	(42)
Proceeds net of fees from common equity offering	—	—	4,000	40	148,650	—	—	148,690	9,973	158,663
Dividends declared on the Series A Preferred Stock	—	—	—	—	—	—	(1,906)	(1,906)	—	(1,906)
Dividends declared on the Series B Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(24,371)	(24,371)	—	(24,371)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(2,935)	(2,935)
Net income	—	—	—	—	—	—	19,558	19,558	1,590	21,148
Balance March 31, 2019	7,443	$407,435	55,354	$554	$1,214,711	$(6,702)	$(292,219)	$1,323,779	$110,701	$1,434,480
Net share activity through equity award plan	—	—	37	—	505	—	—	505	(326)	179
Decrease in fair value of derivative contracts	—	—	—	—	—	(16,608)	—	(16,608)	(1,998)	(18,606)
Equity-based compensation expense	—	—	—	—	3,832	—	—	3,832	464	4,296
Dividends declared on the Series A Preferred Stock	—	—	—	—	—	—	(1,906)	(1,906)	—	(1,906)
Dividends declared on the Series B Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(24,377)	(24,377)	—	(24,377)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(2,932)	(2,932)
Net income	—	—	—	—	—	—	7,483	7,483	52	7,535
Balance June 30, 2019	7,443	$407,435	55,391	$554	$1,219,048	$(23,310)	$(316,158)	$1,287,569	$105,961	$1,393,530
Net share activity through equity award plan	—	—	15	—	239	—	—	239	21	260
Decrease in fair value of derivative contracts	—	—	—	—	—	(5,207)	—	(5,207)	(526)	(5,733)
Foreign currency translation adjustments	—	—	—	—	—	(383)	—	(383)	(43)	(426)
Equity-based compensation expense	—	—	—	—	3,979	—	—	3,979	478	4,457
Proceeds net of fees from settlement of forward shares	—	—	2,832	28	102,821	—	—	102,849	6,641	109,490
Dividends declared on the Series A Preferred Stock	—	—	—	—	—	—	(1,906)	(1,906)	—	(1,906)
Dividends declared on the Series B Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(24,377)	(24,377)	—	(24,377)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(2,932)	(2,932)
Net income	—	—	—	—	—	—	6,637	6,637	(49)	6,588
Balance September 30, 2019	7,443	$407,435	58,238	$582	$1,326,087	$(28,900)	$(340,943)	$1,364,261	$109,551	$1,473,812

See accompanying notes to financial statements.

The consolidated statement of equity for the nine months ended September 30, 2018:

						Accumulated other	Accumulated	Total
	Preferred Stock		Common stock		Additional	comprehensive	dividends in	stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	paid-in capital	income	excess of earnings	equity	interests	Total
Balance January 1, 2018	—	$—	50,702	$507	$1,049,176	$1,283	$(173,552)	$877,414	$113,242	$990,656
Net share activity through equity award plan	—	—	434	4	(1,311)	—	—	(1,307)	1,069	(238)
Increase in fair value of derivative contracts	—	—	—	—	—	5,290	—	5,290	692	5,982
Equity-based compensation expense	—	—	—	—	4,337	—	—	4,337	561	4,898
Proceeds net of fees from Series A Preferred Stock offering	4,280	103,184	—	—	—	—	—	103,184	—	103,184
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(328)	(328)	—	(328)
Dividends declared to stockholders	—	—	—	—	—	—	(20,971)	(20,971)	—	(20,971)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,736)	(2,736)
Net income (loss)	—	—	—	—	—	—	(223)	(223)	(29)	(252)
Balance March 31, 2018	4,280	$103,184	51,136	$511	$1,052,202	$6,573	$(195,074)	$967,396	$112,799	$1,080,195
Net share activity through equity award plan	—	—	5	—	(586)	—	—	(586)	(38)	(624)
Increase in fair value of derivative contracts	—	—	—	—	—	2,267	—	2,267	296	2,563
Equity-based compensation expense	—	—	—	—	5,051	—	—	5,051	659	5,710
Adjustment to expenses net from Series A Preferred Stock offering	—	28	—	—	—	—	—	28	—	28
Proceeds net of fees from Series B Preferred Stock offering	3,163	304,426	—	—	—	—	—	304,426	—	304,426
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(1,905)	(1,905)	—	(1,905)
Dividends declared on Series B Convertible Preferred Stock	—	—	—	—	—	—	(343)	(343)	—	(343)
Dividends declared to common stockholders	—	—	—	—	—	—	(20,971)	(20,971)	—	(20,971)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,736)	(2,736)
Net income (loss)	—	—	—	—	—	—	(5,431)	(5,431)	(1,002)	(6,433)
Balance June 30, 2018	7,443	$407,638	51,141	$511	$1,056,667	$8,840	$(223,724)	$1,249,932	$109,978	$1,359,910
Net share activity through equity award plan	—	—	(17)	—	(256)	—	—	(256)	(16)	(272)
Increase in fair value of derivative contracts	—	—	—	—	—	1,263	—	1,263	166	1,429
Equity-based compensation expense	—	—	—	—	3,503	—	—	3,503	458	3,961
Adjustment to expenses net from Series B Preferred Stock offering	—	(161)	—	—	—	—	—	(161)	—	(161)
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(1,907)	(1,907)	—	(1,907)
Dividends declared on Series B Convertible Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(20,967)	(20,967)	—	(20,967)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,735)	(2,735)
Net income (loss)	—	—	—	—	—	—	(5,282)	(5,282)	(1,610)	(6,892)
Balance September 30, 2018	7,443	$407,477	51,124	$511	$1,059,914	$10,103	$(257,019)	$1,220,986	$106,241	$1,327,227

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the nine months ended September 30, 2019 and 2018

	2019	2018
Cash flow from operating activities:
Net income (loss)	$35,271	$(13,577)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	117,448	107,019
Amortization of above and below market leases	126	385
Amortization of deferred loan costs	2,935	2,882
Equity in (earnings) loss of unconsolidated entity	992	—
Equity-based compensation expense	12,052	11,441
Bad debt expense (recoveries)	740	(1,625)
(Gain) loss on sale of assets, net	(13,408)	2,846
Deferred tax expense (benefit)	466	(3,423)
Restructuring costs, net of cash paid	—	18,960
Foreign currency remeasurement (gain) loss	(330)	—
Changes in operating assets and liabilities
Rents and other receivables, net	(20,606)	(3,429)
Prepaid expenses	(1,318)	(3,265)
Due to/from affiliates, net	8,378	—
Other assets	(1,544)	7,060
Accounts payable and accrued liabilities	3,587	13,241
Advance rents, security deposits and other liabilities	(3,719)	1,044
Deferred income	8,163	6,546
Net cash provided by operating activities	149,233	146,105

Cash flow from investing activities:
Proceeds from sale of property, net	52,722	1,496
Acquisitions, net of cash acquired	(69,355)	(36,956)
Additions to property and equipment	(270,879)	(382,221)
Net cash used in investing activities	(287,512)	(417,681)

Cash flow from financing activities:
Credit facility proceeds	306,149	312,000
Credit facility repayments	(334,000)	(362,000)
Payment of deferred financing costs	(182)	(609)
Payment of preferred stock dividends	(21,135)	(2,541)
Payment of common stock dividends	(69,709)	(61,612)
Distribution to noncontrolling interests	(8,601)	(8,024)
Proceeds from exercise of stock options	3,594	48
Payment of tax withholdings related to equity-based awards	(3,143)	(1,481)
Principal payments on finance lease obligations	(2,243)	(6,142)
Mortgage principal debt repayments	(43)	(43)
Preferred stock issuance proceeds, net of costs	—	407,616
Common stock issuance proceeds, net of costs	268,392	—
Net cash provided by financing activities	139,079	277,212
Effect of foreign currency exchange rates on cash and cash equivalents	959	—
Net change in cash and cash equivalents	1,759	5,636
Cash and cash equivalents, beginning of period	11,759	8,243
Cash and cash equivalents, end of period	$13,518	$13,879

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

(unaudited and in thousands)

For the nine months ended September 30, 2019 and 2018

	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$37,735	$33,296
Noncash investing and financing activities:
Accrued capital additions	$41,013	$75,315
Net increase (decrease) in other assets/liabilities related to change in fair value of derivative contracts	$(34,192)	$9,974
Equity received in unconsolidated entity in exchange for real estate assets	$25,280	$—
Increase in assets in exchange for finance lease obligation	$45,024	$—
Accrued equity issuance costs	$197	$139
Accrued preferred stock dividend	$5,938	$7,080

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Real Estate Assets
Land	$127,587	$105,541
Buildings, improvements and equipment	2,155,810	1,917,251
Less: Accumulated depreciation	(555,562)	(467,644)
	1,727,835	1,555,148
Construction in progress	843,754	790,064
Real Estate Assets, net	2,571,589	2,345,212
Investments in unconsolidated entity	30,742	—
Operating lease right-of-use assets, net	58,551	—
Cash and cash equivalents	13,518	11,759
Rents and other receivables, net	76,163	55,093
Acquired intangibles, net	85,242	95,451
Deferred costs, net	48,312	45,096
Prepaid expenses	8,490	6,822
Goodwill	173,843	173,843
Assets held for sale	—	71,800
Other assets, net	57,042	56,893
TOTAL ASSETS	$3,123,492	$2,861,969

LIABILITIES
Unsecured credit facility, net	$918,631	$945,657
Senior notes, net of debt issuance costs	395,358	394,786
Finance leases and mortgage notes payable	47,511	4,674
Operating lease liabilities	65,949	—
Accounts payable and accrued liabilities	94,104	99,166
Dividends and distributions payable	32,980	29,633
Advance rents, derivative contracts, security deposits and other liabilities	52,180	32,679
Liabilities held for sale	—	24,349
Deferred income taxes	1,563	1,097
Deferred income	41,404	33,241
TOTAL LIABILITIES	1,649,680	1,565,282

PARTNERS' CAPITAL
7.125% Series A cumulative redeemable perpetual preferred units: $0.01 par value (liquidation preference $25.00 per unit), 4,600,000 units authorized, 4,280,000 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	103,212	103,212
6.50% Series B cumulative convertible perpetual preferred units: $0.01 par value (liquidation preference $100.00 per unit), 3,162,500 units authorized, issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	304,223	304,265
Common units: $0.01 par value, 450,133,000 units authorized, 64,906,057 and 57,799,035 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,098,651	886,866
Accumulated other comprehensive income (loss)	(32,274)	2,344
TOTAL PARTNERS' CAPITAL	1,473,812	1,296,687
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$3,123,492	$2,861,969

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental	$121,475	$104,760	$345,841	$305,774
Other	3,780	7,453	11,270	32,413
Total revenues	125,255	112,213	357,111	338,187
Operating expenses:
Property operating costs	44,730	38,217	117,403	112,515
Real estate taxes and insurance	3,713	3,088	10,435	8,896
Depreciation and amortization	42,875	37,900	123,144	111,633
General and administrative	19,504	19,922	59,519	63,187
Transaction and integration costs	827	901	3,080	2,474
Restructuring	—	13,737	—	33,697
Total operating expenses	111,649	113,765	313,581	332,402
Gain on sale of real estate, net	—	—	13,408	—
Operating income (loss)	13,606	(1,552)	56,938	5,785
Other income and expense:
Interest income	22	66	103	92
Interest expense	(6,724)	(6,386)	(20,329)	(22,699)
Other income	370	—	330	—
Equity in earnings (loss) of unconsolidated entity	(317)	—	(992)	—
Income (loss) before taxes	6,957	(7,872)	36,050	(16,822)
Tax benefit (expense) of taxable REIT subsidiaries	(369)	980	(779)	3,245
Net income (loss)	$6,588	$(6,892)	$35,271	$(13,577)
Preferred unit distributions	(7,045)	(7,045)	(21,135)	(9,621)
Net income (loss) attributable to common unitholders	$(457)	$(13,937)	$14,136	$(23,198)

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$6,588	$(6,892)	$35,271	$(13,577)
Other comprehensive income (loss):
Foreign currency translation adjustment gain	(426)	—	(360)	—
Increase (decrease) in fair value of derivative contracts	(5,733)	1,429	(34,192)	9,974
Reclassification of other comprehensive income to interest expense	(235)	(83)	(1,200)	410
Comprehensive income (loss)	$194	$(5,546)	$(481)	$(3,193)

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(unaudited and in thousands)

The consolidated statement of partners’ capital for the nine months ended September 30, 2019:

	Limited Partners' Capital				General Partner's Capital		Accumulated other
	Preferred Units		Common Units		Common Units		comprehensive income (loss)
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Balance January 1, 2019	7,443	$407,477	57,799	$886,866	1	$—	$2,344	$1,296,687
Net cumulative effect upon ASC 842 adoption (see Note 2)	—	—	—	(1,813)	—	—	—	(1,813)
Net share activity through equity award plan	—	—	229	741	—	—	—	741
Decrease in fair value of derivative contracts	—	—	—	—	—	—	(9,853)	(9,853)
Equity-based compensation expense	—	—	—	3,300	—	—	—	3,300
Adjustment to expenses net from Series B Preferred equity offering	—	(42)	—	—	—	—	—	(42)
Proceeds net of fees from equity offering	—	—	4,000	158,663	—	—	—	158,663
Dividends declared on Series A Preferred Units	—	—	—	(1,906)	—	—	—	(1,906)
Dividends declared on Series B Convertible Preferred Units	—	—	—	(5,139)	—	—	—	(5,139)
Common dividends declared to QTS Realty Trust, Inc.	—	—	—	(24,371)	—	—	—	(24,371)
Partnership distributions	—	—	—	(2,935)	—	—	—	(2,935)
Net income	—	—	—	21,148	—	—	—	21,148
Balance March 31, 2019	7,443	$407,435	62,028	$1,034,554	1	$—	$(7,509)	$1,434,480
Net share activity through equity award plan	—	—	31	179	—	—	—	179
Decrease in fair value of derivative contracts	—	—	—	—	—	—	(18,606)	(18,606)
Equity-based compensation expense	—	—	—	4,296	—	—	—	4,296
Dividends declared on Series A Preferred Units	—	—	—	(1,906)	—	—	—	(1,906)
Dividends declared on Series B Convertible Preferred Units	—	—	—	(5,139)	—	—	—	(5,139)
Common dividends declared to QTS Realty Trust, Inc.	—	—	—	(24,377)	—	—	—	(24,377)
Partnership distributions	—	—	—	(2,932)	—	—	—	(2,932)
Net income	—	—	—	7,535	—	—	—	7,535
Balance June 30, 2019	7,443	$407,435	62,059	$1,012,210	1	$—	$(26,115)	$1,393,530
Net share activity through equity award plan	—	—	15	260	—	—	—	260
Decrease in fair value of derivative contracts	—	—	—	—	—	—	(5,733)	(5,733)
Foreign currency translation adjustments	—	—	—	—	—	—	(426)	(426)
Equity-based compensation expense	—	—	—	4,457	—	—	—	4,457
Proceeds net of fees from settlement of forward shares	—	—	2,832	109,490	—	—	—	109,490
Dividends declared on Series A Preferred Units	—	—	—	(1,906)	—	—	—	(1,906)
Dividends declared on Series B Convertible Preferred Units	—	—	—	(5,139)	—	—	—	(5,139)
Common dividends declared to QTS Realty Trust, Inc.	—	—	—	(24,377)	—	—	—	(24,377)
Partnership distributions	—	—	—	(2,932)	—	—	—	(2,932)
Net income	—	—	—	6,588	—	—	—	6,588
Balance September 30, 2019	7,443	$407,435	64,906	$1,098,651	1	$—	$(32,274)	$1,473,812

See accompanying notes to financial statements.

The consolidated statement of partners’ capital for the nine months ended September 30, 2018:

	Limited Partners' Capital				General Partner's Capital		Accumulated other
	Preferred Units		Common Units		Common Units		comprehensive income
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Balance January 1, 2018	—	$—	57,246	$989,207	1	$—	$1,449	$990,656
Net share activity through equity award plan	—	—	564	(238)	—	—	—	(238)
Increase in fair value of derivative contracts	—	—	—	—	—	—	5,982	5,982
Equity-based compensation expense	—	—	—	4,898	—	—	—	4,898
Net proceeds from QTS Realty Trust, Inc. equity offerings			—	—	—	—	—	—
Proceeds net of fees from QTS Realty Trust, Inc. Series A Preferred equity offering	4,280	103,184	—	—	—	—	—	103,184
Dividends declared on Series A Preferred Units	—	—	—	(328)	—	—	—	(328)
Dividends declared to QTS Realty Trust, Inc.	—	—	—	(20,971)	—	—	—	(20,971)
Partnership distributions	—	—	—	(2,736)	—	—	—	(2,736)
Net income (loss)	—	—	—	(252)	—	—	—	(252)
Balance March 31, 2018	4,280	$103,184	57,810	$969,580	1	$—	$7,431	$1,080,195
Net share activity through equity award plan	—	—	8	(624)	—	—	—	(624)
Increase in fair value of derivative contracts	—	—	—	—	—	—	2,563	2,563
Equity-based compensation expense	—	—	—	5,710	—	—	—	5,710
Adjustments to expenses net from QTS Realty Trust, Inc. Series A Preferred Stock offering	—	28	—	—	—	—	—	28
Proceeds net of fees from QTS Realty Trust, Inc. Series B Preferred equity offering	3,163	304,426	—	—	—	—	—	304,426
Dividends declared on Series A Preferred Units	—	—	—	(1,905)	—	—	—	(1,905)
Dividends declared on Series B Convertible Preferred Units	—	—	—	(343)	—	—	—	(343)
Dividends declared to QTS Realty Trust, Inc.	—	—	—	(20,971)	—	—	—	(20,971)
Partnership distributions	—	—	—	(2,736)	—	—	—	(2,736)
Net (loss)	—	—	—	(6,433)	—	—	—	(6,433)
Balance June 30, 2018	7,443	$407,638	57,818	$942,278	1	$—	$9,994	$1,359,910
Net share activity through equity award plan	—	—	(17)	(272)	—	—	—	(272)
Increase in fair value of interest derivative contracts	—	—	—	—	—	—	1,429	1,429
Equity-based compensation expense	—	—	—	3,961	—	—	—	3,961
Adjustments to expenses net from QTS Realty Trust, Inc. Series B Preferred Stock offering	—	(161)	—	—	—	—	—	(161)
Dividends declared on Series A Preferred Units	—	—	—	(1,907)	—	—	—	(1,907)
Dividends declared on Series B Convertible Preferred Units	—	—	—	(5,139)	—	—	—	(5,139)
Dividends declared to QTS Realty Trust, Inc.	—	—	—	(20,967)	—	—	—	(20,967)
Partnership distributions	—	—	—	(2,735)	—	—	—	(2,735)
Net (loss)	—	—	—	(6,892)	—	—	—	(6,892)
Balance September 30, 2018	7,443	$407,477	57,801	$908,327	1	$—	$11,423	$1,327,227

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the nine months ended September 30, 2019 and 2018

	2019	2018
Cash flow from operating activities:
Net income (loss)	$35,271	$(13,577)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	117,448	107,019
Amortization of above and below market leases	126	385
Amortization of deferred loan costs	2,935	2,882
Equity in (earnings) loss of unconsolidated entity	992	—
Equity-based compensation expense	12,052	11,441
Bad debt expense (recoveries)	740	(1,625)
(Gain) loss on sale of assets, net	(13,408)	2,846
Deferred tax expense (benefit)	466	(3,423)
Restructuring costs, net of cash paid	—	18,960
Foreign currency remeasurement (gain) loss	(330)	—
Changes in operating assets and liabilities
Rents and other receivables, net	(20,606)	(3,429)
Prepaid expenses	(1,318)	(3,265)
Due to/from affiliates, net	8,378	—
Other assets	(1,544)	7,060
Accounts payable and accrued liabilities	3,587	13,241
Advance rents, security deposits and other liabilities	(3,719)	1,044
Deferred income	8,163	6,546
Net cash provided by operating activities	149,233	146,105

Cash flow from investing activities:
Proceeds from sale of property, net	52,722	1,496
Acquisitions, net of cash acquired	(69,355)	(36,956)
Additions to property and equipment	(270,879)	(382,221)
Net cash used in investing activities	(287,512)	(417,681)

Cash flow from financing activities:
Credit facility proceeds	306,149	312,000
Credit facility repayments	(334,000)	(362,000)
Payment of deferred financing costs	(182)	(609)
Payment of preferred unit dividends	(21,135)	(2,541)
Payment of dividends to QTS Realty Trust, Inc.	(69,709)	(61,612)
Partnership distributions	(8,601)	(8,024)
Proceeds from exercise of stock options	3,594	48
Payment of tax withholdings related to equity-based awards	(3,143)	(1,481)
Principal payments on finance lease obligations	(2,243)	(6,142)
Mortgage principal debt repayments	(43)	(43)
Preferred unit issuance proceeds, net of costs	—	407,616
Common unit issuance proceeds, net of costs	268,392	—
Net cash provided by financing activities	139,079	277,212
Effect of foreign currency exchange rates on cash and cash equivalents	959	—
Net change in cash and cash equivalents	1,759	5,636
Cash and cash equivalents, beginning of period	11,759	8,243
Cash and cash equivalents, end of period	$13,518	$13,879

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

(unaudited and in thousands)

For the nine months ended September 30, 2019 and 2018

	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$37,735	$33,296
Noncash investing and financing activities:
Accrued capital additions	$41,013	$75,315
Net increase (decrease) in other assets/liabilities related to change in fair value of derivative contracts	$(34,192)	$9,974
Equity received in unconsolidated entity in exchange for real estate assets	$25,280	$—
Increase in assets in exchange for finance lease obligation	$45,024	$—
Accrued equity issuance costs	$197	$139
Accrued preferred unit distribution	$5,938	$7,080

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

QUALITYTECH, LP

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

QTS Realty Trust, Inc., (“QTS”) through its controlling interest in QualityTech, LP (the “Operating Partnership” and collectively with QTS and its subsidiaries, the “Company,” “we,” “us,” or “our”) and the subsidiaries of the Operating Partnership, is engaged in the business of owning, acquiring, constructing, redeveloping and managing multi-tenant data centers. As of September 30, 2019 our portfolio consisted of 26 owned and leased properties, including properties associated with unconsolidated entities, with data centers located throughout the United States, Canada, Europe and Asia.

As of September 30, 2019, QTS owned approximately 89.7% of the interests in the Operating Partnership. Substantially all of QTS’ assets are held by, and QTS’ operations are conducted through, the Operating Partnership. QTS’ interest in the Operating Partnership entitles QTS to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to QTS’ percentage ownership. As the sole general partner of the Operating Partnership, QTS generally has the exclusive power under the partnership agreement of the Operating Partnership to manage and conduct the Operating Partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners. QTS’ board of directors manages the Company’s business and affairs.

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

QTS is the sole general partner of the Operating Partnership. Management operates QTS and the Operating Partnership as one business. The management of QTS consists of the same employees as the management of the Operating Partnership. QTS does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. QTS has not issued or guaranteed any indebtedness. Except for net proceeds from public equity issuances by QTS, which are contributed to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership, the Operating Partnership generates all remaining capital required by the business through its operations, the direct or indirect incurrence of indebtedness, and the issuance of partnership units. Therefore, as general partner with control of the Operating Partnership, QTS consolidates the Operating Partnership for financial reporting purposes.

The Company presents one set of notes for the financial statements of QTS and the Operating Partnership.

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

We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, we consider the rights of other investors to participate in those decisions, to replace the manager and to sell or liquidate the entity. We determine whether we are the primary beneficiary of a VIE at the time we become involved with a variable interest entity and reconsider that conclusion continually. As of September 30, 2019, we had one unconsolidated entity that was considered a VIE for which we are not the primary beneficiary. Our maximum exposure to losses associated with this VIE is limited to our aggregate investment, which was approximately $30.7 million as of September 30, 2019.

Reclassifications – Revenue categories in the statement of operations for the three and nine months ended September 30, 2018 have been reclassified to conform to 2019 presentation which is presented in accordance with ASC 842 and the reclassifications consists of two categories instead of four categories presented historically. The statement of operations for the three months ended September 30, 2018 incorporates a reclassification of $1.2 million of straight line rent from the “Other” line item into the “Rental” line item, a reclassification of $11.8 million of “Recoveries from Customers” from its own line item into the “Rental” line item, as well as the combination of $7.5 million of what was previously classified as “Cloud and managed services” revenue and less than $0.1 million of remaining “Other” revenue into a single “Other” line item. The statement of operations for the nine months ended September 30, 2018 incorporates a reclassification of $5.3 million of straight line rent from the “Other” line item into the “Rental” line item, a reclassification of $33.8 million of “Recoveries from Customers” from its own line item into the “Rental” line item, as well as the combination of $31.7 million of what was previously classified as “Cloud and managed services” revenue and $0.7 million of remaining “Other” revenue into a single “Other” line item.

Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation for real estate assets is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. For the three months ended September 30, 2019, depreciation expense related to real estate assets and non-real estate assets was $29.8 million and $2.9 million, respectively, for a total of $32.7 million. For the three months ended September 30, 2018, depreciation expense related to real estate assets and non-real estate assets was $25.8 million and $3.3 million, respectively, for a total of $29.1 million. For the nine months ended September 30, 2019, depreciation expense related to real estate assets and non-real estate assets was $86.8 million and $8.7 million, respectively, for a total of $95.5 million. For the nine months ended September 30, 2018, depreciation expense related to real estate assets and non-real estate assets was $74.4 million and $9.7 million, respectively, for a total of $84.1 million. We capitalize certain development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset is ready for its intended use. Capitalization of such costs, excluding interest, aggregated to $4.8 million and $4.5 million for the three months ended September 30, 2019 and 2018, respectively, and $13.1 million and $11.7 million for the nine months ended September 30, 2019 and 2018, respectively. Interest is capitalized during the period of development by applying our weighted average effective borrowing rate to the actual development and other capitalized costs paid during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $8.7 million and $6.7 million for the three months ended September 30, 2019 and 2018, respectively, and $24.9 million and $18.1 million for the nine months ended September 30, 2019 and 2018, respectively.

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

We account for the sale of assets to non-customers under Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which provides for recognition or derecognition based on transfer of ownership. During the three months ended March 31, 2019, we sold our Manassas facility to an unconsolidated affiliate in exchange for cash consideration and noncash consideration in the form of an equity interest in the unconsolidated entity. After measuring the consideration received at fair value, we recognized a $13.4 million gain on sale of real estate, net of approximately $5.8 million of transaction costs, associated with our contribution of certain assets in our Manassas facility to the unconsolidated entity. Substantially all of the fair value of the assets contributed to the entity was concentrated in a group of similar identifiable assets and the sale of the assets were not to a customer, therefore the transaction was accounted for as an asset sale. The gain on sale of real estate is included within the “Gain on sale of real estate, net” line item of the consolidated statements of operations.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill – We review our long-lived assets and intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. No impairment losses were recorded for the three and nine months ended September 30, 2019. We recognized $3.3 million and $7.6 million of impairment losses related to certain non-real estate product related assets during the three and nine months ended September 30, 2018, respectively, which was included in the “Restructuring” line item of the consolidated statement of operations.

The fair value of goodwill is the consideration transferred in a business combination which is not allocable to identifiable intangible and tangible assets. Goodwill is subject to at least an annual assessment for impairment. In connection with the goodwill impairment evaluation that we performed as of October 1, 2018, we determined qualitatively that it is not more likely than not that the fair value of our one reporting unit was less than the carrying amount, thus we did not perform a quantitative analysis. As we continue to operate and assess our goodwill at the consolidated level for our single reporting unit and our market capitalization significantly exceeds our net asset value, further analysis was not deemed necessary as of September 30, 2019.

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

Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Debt issuance costs related to revolving debt arrangements are deferred and presented as assets on the balance sheet; however, all other debt issuance costs are recorded as a direct offset to the associated liability. Amortization of debt issuance costs, including those costs presented as offsets to the associated liability in the consolidated balance sheet, was $1.0 million for both the three months ended September 30, 2019 and 2018, respectively, and $2.9 million for both the nine months ended September 30, 2019 and 2018, respectively. Deferred financing costs presented as assets on the balance sheet related to revolving debt arrangements, net of accumulated amortization, are as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018
	(unaudited)

Deferred financing costs	$11,519	$11,530
Accumulated amortization	(5,289)	(3,859)
Deferred financing costs, net	$6,230	$7,671

Deferred financing costs presented as offsets to the associated liabilities on the balance sheet related to fixed debt arrangements, net of accumulated amortization, are as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018
	(unaudited)

Deferred financing costs	$14,609	$14,501
Accumulated amortization	(4,449)	(2,944)
Deferred financing costs, net	$10,160	$11,557

Initial direct costs, or deferred leasing costs, include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements and are accounted for pursuant to ASC 842, Leases. These costs are incurred when we execute lease agreements and represent only incremental costs that would not have been incurred if the lease agreement had not been executed. To a lesser extent, we incur the same incremental costs to obtain managed service contracts with customers that are accounted for pursuant to ASC 606, Revenue from Contracts with Customers. Because the framework of accounting for these costs and the underlying nature of the costs are the same for our revenue and lease contracts, the costs are presented on a combined basis within our financial statements and within the below table. Both revenue and leasing commissions are capitalized and generally amortized over the term of the related leases or the expected term of the contract using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of deferred leasing costs totaled $6.7 million and $5.5 million for the three months ended September 30, 2019 and 2018, respectively, and $17.7 million and $15.7 million for the nine months ended September 30, 2019 and 2018, respectively. Deferred leasing costs, net of accumulated amortization, are as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018
	(unaudited)

Deferred leasing costs	$70,594	$63,018
Accumulated amortization	(28,512)	(25,593)
Deferred leasing costs, net	$42,082	$37,425

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

In addition, rental revenue includes straight line rent. Straight line rent represents the difference in rents recognized during the period versus amounts contractually due pursuant to the underlying leases and is recorded as deferred rent receivable/payable in the consolidated balance sheets. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $34.6 million and $29.7 million as of September 30, 2019 and December 31, 2018, respectively.

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

Other Revenue

Other revenue primarily consists of revenue from our cloud and managed service offerings. We, through our Taxable REIT Subsidiaries (“TRS”), may provide both our cloud product and use of our managed services to our customers on an individual or combined basis. In both our cloud and managed services offerings the TRS’s performance obligation is to provide services (e.g. cloud hosting, data backup, data storage or data center personnel labor hours) to facilitate a fully integrated information technology (“IT”) outsourcing environment over a contracted term. Although underlying services may vary, over the contracted term monthly service offerings are substantially the same and we account for the services as a series of distinct services in accordance with ASC 606. Service fee revenue is recognized as the revenue is earned, which generally coincides with the services being provided. As we have the right to consideration from customers in an amount that corresponds directly with the value to the customer of the TRS’s performance of providing continuous services, we recognize monthly revenue for the amount invoiced.

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

Allowance for Uncollectible Accounts Receivable – We record a provision for uncollectible accounts if a receivable balance relating to contractual rent, rental revenue recorded on a straight-line basis, tenant recoveries or other billed amounts is considered by management to be not probable of collection, and this provision is recorded as a reduction to leasing revenues. We also record a general provision of estimated uncollectible tenant receivables that is based on management’s historical experience and a review of the current status of our receivables deemed probable of collection. This provision is recorded as bad debt expense and recorded within Property Operating Costs within the consolidated statement of operations. The aggregate allowance for doubtful accounts on the consolidated balance sheet was $1.9 million and $3.8 million as of September 30, 2019 and December 31, 2018, respectively.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. We record this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $41.4 million and $33.2 million as of September 30, 2019 and December 31, 2018, respectively. Additionally, $4.0 million and $3.3 million of deferred income was amortized into revenue for the three months ended September 30, 2019 and 2018, respectively, and $11.1 million and $9.4 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Equity-based Compensation – Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification and amortized ratably over their respective service periods. We have elected to account for forfeitures as they occur. Equity-based compensation expense was $4.5 million and $3.9 million for the three months ended September 30, 2019 and 2018, respectively, and $12.1 million and $11.4 million for the nine months ended September 30, 2019 and 2018, respectively. Equity-based compensation expense for the nine months ended September 30, 2018 excludes $3.1 million of equity-based compensation expense associated with the acceleration of equity awards related to certain employees impacted by the Company’s strategic growth plan, all of which was incurred during the six months ended June 30, 2018. The aforementioned equity-based compensation expense is included in the “Restructuring” expense line item on the consolidated statements of operations.

Segment Information – We manage our business as one operating segment and thus one reportable segment consisting of a portfolio of investments in multiple data centers.

Customer Concentrations – As of September 30, 2019, one of our customers represented 9.8% of our total monthly rental revenue. No other customers exceeded 6% of total monthly rental revenue.

As of September 30, 2019, three of our customers exceeded 5% of trade accounts receivable. In aggregate, these three customers accounted for approximately 26% of trade accounts receivable. One of these customers individually exceeded 10% of trade accounts receivable, at approximately 13%.

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

A current and deferred tax expense has been recognized in the nine months ended September 30, 2019, in connection with recorded operating activity. As of September 30, 2019, one of our taxable REIT subsidiaries is in a net deferred tax liability position primarily due to a valuation allowance against certain deferred tax assets. In considering whether it is more likely than not that some portion or all of the deferred tax assets will be realized, it has been determined that it is possible that some or all of our deferred tax assets could ultimately expire unused. We establish valuation allowances against deferred tax assets when the ability to fully utilize these benefits is determined to be uncertain.

We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The evidence contemplated by management at September 30, 2019 consists of current and prior operating results, available tax planning strategies, and the scheduled reversal of existing taxable temporary differences. Evidence from the scheduled reversal of taxable temporary differences relies on management judgements based on the accumulation of available evidence. Those judgements may be subject to change in the future as evidence available to management changes. Management’s assessment of our valuation allowance may further change based on our generation of or ability to project future operating income, and changes in tax policy or tax planning strategies.

We provide for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the taxable REIT subsidiaries, tax law changes, and future business acquisitions or divestitures. The taxable subsidiaries’ effective tax rates were (8.5%) and 8.9% for the nine months ended September 30, 2019 and 2018, respectively.

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

As of September 30, 2019, we valued our derivative instruments primarily utilizing Level 2 inputs. See Note 16 – ‘Fair Value of Financial Instruments’ for additional details.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendments in ASU 2018-15 require an entity in a service contract hosting arrangement apply Subtopic 350-40 to identify costs to capitalize or expense related to the service contract. ASU 2018-15 also requires the entity to capitalize the implementation costs of the service contract hosting arrangement and amortize such costs over the life of the contract and present the capitalized costs in the same line item as fees associated with the hosting service on the statement of income and statement of cash flows. The guidance will be applied retrospectively for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with the exception of all implementation costs incurred after the date of adoption which will be applied prospectively. We do not expect this standard will have a material impact on our net income. However, this standard will likely result in certain expenses currently recognized as non real estate depreciation being recognized as general and administrative or operating expense in future periods.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the guidance: ASU 2018-19 in November 2018, ASU 2019-04 in April 2019, and ASU 2019-05 in May 2019. The standard, as amended, requires entities to use a new impairment model based on current expected credit losses (“CECL”) rather than incurred losses. The CECL model is designed to capture expected credit losses through the establishment of an allowance account, which will be presented as an offset to the amortized cost basis of the related financial asset. The guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. As the majority of our revenue is generated from operating leases which are governed under ASC Topic 842, we do not currently expect the provisions of the standard will have a material impact on our consolidated financial statements.

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

The following table summarizes the consideration for the Netherlands facilities and the allocation of the fair value of assets acquired and liabilities assumed at the acquisition date (unaudited and in thousands):

	Purchase Price Allocation	Weighted Avg Remaining Useful Life (in years)
Land	$1,743	N/A
Buildings and improvements	8,640	24
Construction in progress	29,902	N/A
Acquired intangibles (In-place lease & above market lease)	2,911	3
Deferred costs	906	3
Other assets	128	3
Net Working Capital	554	N/A
Total identifiable assets acquired	44,784

Acquired below market lease	284	3
Total liabilities assumed	284

Net identifiable assets acquired	$44,500

4. Acquired Intangible Assets and Liabilities

Summarized below are the carrying values for the major classes of intangible assets and liabilities (unaudited and in thousands):

		September 30, 2019			December 31, 2018
		Gross			Gross
		Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value
Customer Relationships	12 years	$95,705	$(34,424)	$61,281	$95,705	$(28,461)	$67,244
In-Place Leases	0.3 to 10 years	34,518	(21,272)	13,246	32,066	(17,670)	14,396
Solar Power Agreement (1)	17 years	13,747	(4,246)	9,501	13,747	(3,639)	10,108
Platform Intangible	3 years	—	—	—	9,600	(9,600)	—
Acquired Favorable Leases
Acquired below market leases - as Lessee	46 years	—	—	—	2,301	—	2,301
Acquired above market leases - as Lessor	0.5 to 8 years	5,024	(3,810)	1,214	4,649	(3,247)	1,402
Tradenames	3 years	—	—	—	3,100	(3,100)	—
Total Intangible Assets		$148,994	$(63,752)	$85,242	$161,168	$(65,717)	$95,451

Solar Power Agreement (1)	17 years	13,747	(4,246)	9,501	13,747	(3,639)	10,108
Acquired Unfavorable Leases
Acquired below market leases - as Lessor	1 to 4 years	1,084	(885)	199	809	(611)	198
Acquired above market leases - as Lessee	11 to 12 years	2,453	(929)	1,524	2,453	(767)	1,686
Total Intangible Liabilities (2)		$17,284	$(6,060)	$11,224	$17,009	$(5,017)	$11,992
(1)	Amortization related to the Solar Power Agreement asset and liability is recorded at the same rate and therefore has no net impact on the statement of operations.
(2)	Intangible liabilities are included within the “Advance rents, security deposits and other liabilities” line item of the consolidated balance sheets.

Above or below market leases are amortized as a reduction to or increase in rental revenue in the case of the Company as lessor as well as a reduction to or increase in rent expense in the case of the Company as lessee over the remaining lease terms. The net effect of amortization of acquired above-market and below-market leases resulted in a net decrease in rental revenue of less than $0.1 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively. The net effect of amortization of acquired above-market and below-market leases resulted in a net decrease in rental revenue of $0.1 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively. The estimated amortization of acquired favorable and unfavorable leases for each of the five succeeding fiscal years ending December 31 is as follows (unaudited and in thousands):

	Net Rental Revenue	Net Rental Expense
	Decrease	Increase/(Decrease)
2019 (October - December)	$125	$(56)
2020	659	(216)
2021	151	(216)
2022	51	(216)
2023	24	(216)
Thereafter	5	(604)
Total	$1,015	$(1,524)

Net amortization of all other identified intangible assets and liabilities was $3.5 million and $3.1 million for the three months ended September 30, 2019 and 2018, respectively. Net amortization of all other identified intangible assets and liabilities was $9.9 million and $11.5 million for the nine months ended September 30, 2019 and 2018, respectively. The estimated net amortization of all other identified intangible assets and liabilities for each of the five succeeding fiscal years ending December 31 is as follows (unaudited and in thousands):

2019 (October - December)	$3,214
2020	12,080
2021	10,580
2022	10,069
2023	10,065
Thereafter	28,519
Total	$74,527

5. Real Estate Assets and Construction in Progress

The following is a summary of our owned and leased properties as of September 30, 2019 and December 31, 2018 (in thousands):

As of September 30, 2019 (unaudited):

		Buildings,
		Improvements	Construction
Property Location	Land	and Equipment	in Progress	Total Cost
Atlanta, Georgia (Atlanta-Metro)	$21,016	$523,859	$115,354	$660,229
Irving, Texas	8,606	347,067	113,696	469,369
Richmond, Virginia	2,180	254,495	72,882	329,557
Ashburn, Virginia (1)	37,079	131,695	144,930	313,704
Chicago, Illinois	9,400	153,582	133,521	296,503
Suwanee, Georgia (Atlanta-Suwanee)	3,521	170,396	2,833	176,750
Piscataway, New Jersey	7,466	98,723	37,592	143,781
Santa Clara, California (2)	—	105,759	6,956	112,715
Leased Facilities (3)	—	98,176	1,112	99,288
Fort Worth, Texas	9,079	55,019	26,892	90,990
Dulles, Virginia	3,154	73,373	4,222	80,749
Sacramento, California	1,481	64,997	52	66,530
Manassas, Virginia (1)	—	—	58,741	58,741
Hillsboro, Oregon (1)	—	—	55,574	55,574
Princeton, New Jersey	20,700	34,371	451	55,522
Eemshaven, Netherlands	—	—	32,468	32,468
Phoenix, Arizona (1)	—	—	30,704	30,704
Groningen, Netherlands	1,692	8,389	2,882	12,963
Other (4)	2,213	35,909	2,892	41,014
	$127,587	$2,155,810	$843,754	$3,127,151
(1)	Represent land purchases. Land acquisition costs, as well as subsequent development costs, are included within construction in progress until development on the land has ended and the asset is ready for its intended use.
(2)	Owned facility subject to long-term ground sublease.
(3)	Includes 9 facilities. All facilities are leased, including those subject to finance leases.
(4)	Consists of Miami, FL; Lenexa, KS and Overland Park, KS facilities.

As of December 31, 2018:

		Buildings,
		Improvements	Construction
Property Location	Land	and Equipment	in Progress	Total Cost
Atlanta, Georgia (Atlanta-Metro)	$20,416	$493,446	$88,253	$602,115
Irving, Texas	8,606	345,615	99,445	453,666
Richmond, Virginia	2,180	253,098	67,932	323,210
Chicago, Illinois	9,400	130,150	133,095	272,645
Ashburn, Virginia (1)	17,325	63,245	184,951	265,521
Suwanee, Georgia (Atlanta-Suwanee)	3,521	166,298	3,188	173,007
Piscataway, New Jersey	7,466	97,806	33,472	138,744
Santa Clara, California (2)	—	98,548	7,600	106,148
Dulles, Virginia	3,154	72,435	3,852	79,441
Fort Worth, Texas	9,079	18,623	43,715	71,417
Sacramento, California	1,481	64,874	92	66,447
Princeton, New Jersey	20,700	34,046	431	55,177
Leased Facilities (3)	—	43,347	9,334	52,681
Manassas, Virginia (1) (4)	—	—	45,194	45,194
Hillsboro, Oregon (1)	—	—	39,835	39,835
Phoenix, Arizona (1)	—	—	29,562	29,562
Other (5)	2,213	35,720	113	38,046
	$105,541	$1,917,251	$790,064	$2,812,856
(1)	Represent land purchases. Land acquisition costs, as well as subsequent development costs, are included within construction in progress until development on the land has ended and the asset is ready for its intended use.
(2)	Owned facility subject to long-term ground sublease.
(3)	Includes 10 facilities. All facilities are leased, including those subject to finance leases.
(4)	Excludes $71.0 million of construction in progress included within the “Assets held for sale” line item of the consolidated balance sheets.
(5)	Consists of Miami, FL; Lenexa, KS and Overland Park, KS facilities.

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

The remaining terms of our finance leases range from two to nineteen years. Our finance lease associated with the data center includes multiple extension option periods, some of which were included in the lease term as we are reasonably certain to exercise those extension options. Our other finance leases typically do not have options to extend the initial lease term. Finance lease assets are included within the “Buildings, improvements and equipment” line item of the consolidated balance sheets and finance lease liabilities are included within “Finance leases and mortgage notes payable” line item of the consolidated balance sheets.

We currently lease six other facilities under operating lease agreements for various data centers and office space. Our leases have remaining lease terms ranging from five to seven years. We have options to extend the initial lease term on nearly all of these leases. Additionally, we have one ground lease that is considered an operating lease which is scheduled to expire in 2052.

Components of lease expense were as follows (unaudited and in thousands):

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Operating lease cost	$2,479	$7,502
Finance lease cost:
Amortization of assets	1,091	2,496
Interest on lease liabilities	505	1,204
Sublease income	(46)	(139)
Total lease costs	$4,029	$11,063

Supplemental balance sheet information related to leases was as follows (unaudited and in thousands, except lease term and discount rate):

September 30,
2019
Operating leases:
Operating lease right-of-use assets	$58,551
Operating lease liabilities	65,949
Finance leases:
Property and equipment, at cost	50,437
Accumulated amortization	(3,791)
Property and equipment, net	$46,646
Finance lease liabilities	$45,753

Weighted average remaining lease term (in years):
Operating leases	13.7
Finance leases	11.7

Weighted average discount rate:
Operating leases	5.1%
Finance leases	4.3%

Supplemental cash flow and other information related to leases was as follows (unaudited and in thousands):

Nine months ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,446
Operating cash flows for finance leases	$1,180
Financing cash flows for finance leases	$2,243

Maturities of lease liabilities were as follows (unaudited and in thousands):

	September 30, 2019
	Operating Leases	Finance Leases
2019 (October - December)	$2,374	$1,108
2020	9,589	4,493
2021	9,818	4,514
2022	10,266	4,639
2023	10,393	4,776
Thereafter	57,225	39,908
Total Lease Payments	$99,665	$59,438
Less: Imputed Interest	33,716	13,685
Total Lease Obligations	$65,949	$45,753

Leases as lessor

Our lease revenue contains both minimum lease payments as well as variable lease payments. See Note 2 for further details of our revenue streams and associated accounting treatment. The components of our lease revenue were as follows (unaudited and in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Lease revenue:
Minimum lease revenue	$103,623	$92,812	$304,166	$271,342
Variable lease revenue (primarily recoveries from customers)	17,852	11,948	41,675	34,432
Total lease revenue	$121,475	$104,760	$345,841	$305,774

7. Investments in Unconsolidated Entity

During the three months ended March 31, 2019, QTS formed an unconsolidated entity with Alinda Capital Partners (“Alinda”), a premier infrastructure investment firm. QTS contributed a 118,000 square foot hyperscale data center under development in Manassas, Virginia to the entity. The facility, and the previously executed operating lease to a global cloud-based software company pursuant to a 10-year lease agreement, was contributed in exchange for cash and noncash consideration in the form of equity interest in the entity that was measured at fair value pursuant to Topic 820. The equity interest received and any amounts due from the unconsolidated entity are recorded within our consolidated balance sheet and totaled $30.7 million as of September 30, 2019. QTS and Alinda each own a 50% interest in the entity. As we are not the primary beneficiary of the arrangement but have the ability to exercise significant influence, we concluded that the investment should be accounted for as an unconsolidated entity using equity method investment accounting. As of September 30, 2019 the total assets of the entity were $125.9 million and the total debt outstanding, net of deferred financing costs, was $65.8 million.

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

8. Debt

Below is a listing of our outstanding debt, including finance leases, as of September 30, 2019 and December 31, 2018 (in thousands):

	Weighted Average
	Coupon Interest Rate at	Maturities at	September 30,	December 31,
	September 30, 2019 (1)	September 30, 2019	2019	2018
	(unaudited)		(unaudited)
Unsecured Credit Facility
Revolving Credit Facility	2.98%	December 17, 2022	$224,149	$252,000
Term Loan I	3.34%	December 17, 2023	350,000	350,000
Term Loan II	3.36%	April 27, 2024	350,000	350,000
Senior Notes	4.75%	November 15, 2025	400,000	400,000
Lenexa Mortgage	4.10%	May 1, 2022	1,758	1,801
Finance Leases	4.35%	2021 - 2038	45,753	2,873
	3.73%		1,371,660	1,356,674
Less net debt issuance costs			(10,160)	(11,557)
Total outstanding debt, net			$1,361,500	$1,345,117
(1)	The coupon interest rates associated with Term Loan I and Term Loan II incorporate the effects of the Company’s interest rate swaps in effect as of September 30, 2019.

Credit Facilities, Senior Notes and Mortgage Notes Payable

(a) Unsecured Credit Facility – As of September 30, 2019, our unsecured credit facility (the “prior unsecured credit facility”) included two $350 million term loans and an $820 million revolving credit facility. We amended and restated our unsecured credit facility in October 2019 (as so amended and restated, the “new unsecured credit facility”) to include a term loan for $225 million which matures on December 17, 2024 (“Term Loan A”), a $225 million term loan that matures on April 27, 2025 (“Term Loan B”), a $250 million term loan which matures on October 18, 2026 (“Term Loan C”) and a $1.0 billion revolving credit facility which matures on December 17, 2023. The revolving portion of the new unsecured credit facility has a one-year extension option and can be increased up to $2.20 billion in the aggregate, subject to certain conditions, including the consent of the agent and obtaining necessary commitments. Amounts outstanding under the new unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will vary depending upon our leverage ratio. For revolving credit loans, the spread ranges from 1.25% to 1.85% for LIBOR loans and 0.25% to 0.85% for base rate loans. For Term Loan A and Term Loan B, the spread ranges from 1.20% to 1.80% for LIBOR loans and 0.20% to 0.80% for base rate loans. For Term Loan C the spread ranges from 1.50% to 1.85% for LIBOR loans and 0.50% to 0.85% for base rate loans. The unsecured credit facility also provides for borrowing capacity of up to $300 million in various foreign currencies.

Our ability to borrow under the new unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants.

As of September 30, 2019, we had outstanding $924 million of indebtedness under the prior unsecured credit facility, consisting of $224.1 million of outstanding borrowings under the unsecured revolving credit facility and $700.0 million outstanding under the term loans, exclusive of net debt issuance costs of $5.5 million. In connection with the prior unsecured credit facility, as of September 30, 2019, we had additional letters of credit outstanding aggregating to $4.1 million.

We have also entered into certain interest rate swap agreements. See Note 9 – ‘Derivative Instruments’ for additional details.

(b) Senior Notes – On November 8, 2017, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership initially formed solely for the purpose of facilitating the offering of the 5.875% Senior Notes due 2022 (collectively, the “Issuers”), issued $400 million aggregate principal amount of 4.75% Senior Notes due November 15, 2025 (the “Senior Notes”) in a private offering. The Senior Notes have an interest rate of 4.750% per annum and were issued at a price equal to 100% of their face value. The net proceeds from the offering were used to fund the redemption of, and satisfy and discharge the indenture pursuant to which the Issuers issued, all of their outstanding 5.875% Senior Notes and to repay a portion of the amount outstanding under our unsecured revolving credit facility. As of September 30, 2019, the outstanding net debt issuance costs associated with the Senior Notes were $4.6 million.

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

The annual remaining principal payment requirements as of September 30, 2019 per the contractual maturities, excluding extension options and excluding finance leases, are as follows (unaudited and in thousands):

2019	$16
2020	70
2021	73
2022	225,748
2023	350,000
Thereafter	750,000
Total	$1,325,907

As of September 30, 2019, we were in compliance with all of our covenants.

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

On December 20, 2018, we entered into additional forward interest rate swap agreements with an aggregate notional amount of $400 million. The forward swap agreements effectively fix the interest rate on $400 million of term loan borrowings, $200 million of swaps allocated to each term loan, from December 17, 2021 and April 27, 2022 through December 17, 2023 and April 27, 2024, respectively. Additionally, we entered into forward interest rate swap agreements with an aggregate notional amount of $200 million. The forward swap agreements effectively fix the interest rate on $200 million of additional term loan borrowings, from January 2, 2020 through December 17, 2023 and April 27, 2024, respectively.

We reflect our interest rate swap agreements, which are designated as cash flow hedges, at fair value as either assets or liabilities on the consolidated balance sheets within the “Other assets, net” or “Advance rents, security deposits and other liabilities” line items, as applicable. As of September 30, 2019, the fair value of interest rate swaps represented an aggregate $25.1 million liability. As of December 31, 2018, the fair value of interest rate swaps included an asset of $5.3 million as well as a liability of $3.0 million.

The forward interest rate swap agreements are derivatives that currently qualify for hedge accounting whereby we record the effective portion of changes in fair value of the interest rate swaps in accumulated other comprehensive income or loss on the consolidated balance sheets and statements of comprehensive income which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized within net income. The amount reclassified from other comprehensive income as a reduction in interest expense on the consolidated statements of operations was $0.2 million and $1.2 million for the three and nine months ended September 30, 2019, respectively. The amount reclassified from other comprehensive income to interest expense on the consolidated statements of operations was a reduction of $0.1 million as well as an increase of $0.4 million for the three and nine months ended September 30, 2018, respectively. There was no ineffectiveness recognized for the three and nine months ended September 30, 2019, and 2018. During the subsequent twelve months, beginning October 1, 2019, we estimate that $3.1 million will be reclassified from other comprehensive income as an increase to interest expense.

Interest rate derivatives and their fair values as of September 30, 2019 and December 31, 2018 were as follows (unaudited and in thousands):

		Fixed One Month
Notional Amount		LIBOR rate per			Fair Value
September 30, 2019	December 31, 2018	annum	Effective Date	Expiration Date	September 30, 2019	December 31, 2018
$25,000	$25,000	1.989%	January 2, 2018	December 17, 2021	$(272)	$331
100,000	100,000	1.989%	January 2, 2018	December 17, 2021	(1,086)	1,318
75,000	75,000	1.989%	January 2, 2018	December 17, 2021	(815)	990
50,000	50,000	2.033%	January 2, 2018	April 27, 2022	(707)	667
100,000	100,000	2.029%	January 2, 2018	April 27, 2022	(1,403)	1,341
50,000	50,000	2.033%	January 2, 2018	April 27, 2022	(707)	666
100,000	100,000	2.617%	January 2, 2020	December 17, 2023	(4,839)	(782)
100,000	100,000	2.621%	January 2, 2020	April 27, 2024	(5,279)	(818)
200,000	200,000	2.636%	December 17, 2021	December 17, 2023	(5,037)	(722)
200,000	200,000	2.642%	April 27, 2022	April 27, 2024	(4,996)	(648)
					$(25,141)	$2,343

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

Power purchase agreement derivatives and their fair values as of September 30, 2019 and December 31, 2018 were as follows (unaudited and in thousands):

				Fair Value
Counterparty	Facility	Effective Date	Expiration Date	September 30, 2019	December 31, 2018
Calpine Energy Solutions, LLC	Piscataway	3/8/2019	2/28/2029	$(2,793)	$—
Calpine Energy Solutions, LLC	Chicago	3/8/2019	2/28/2029	(3,915)	—
				$(6,708)	$—

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

As of September 30, 2019, the Operating Partnership had four classes of limited partnership units outstanding: Series A Preferred Units, Series B Convertible Preferred Stock Units, Class A units of limited partnership interest (“Class A units”) and Class O LTIP units of limited partnership units (“Class O units”). The Class A units currently outstanding are now redeemable on a one-for-one exchange rate at any time for cash or shares of Class A common stock of QTS. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). Class O units are pari passu with Class A units. Each Class O unit is convertible into Class A units by the Operating Partnership at any time or by the holder at any time based on formulas contained in the partnership agreement.

QTS Realty Trust, Inc.

In connection with its initial public offering on October 13, 2013 (“IPO”), QTS issued Class A common stock and Class B common stock. Class B common stock entitles the holder to 50 votes per share and was issued to enable our Chief Executive Officer to exchange 2% of his Operating Partnership units so he may have a vote proportionate to his economic interest in the Company. Also in connection with its IPO, QTS adopted the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”), which authorized 1.75 million shares of Class A common stock to be issued under the 2013 Equity Incentive Plan, including options to purchase Class A common stock if exercised. On May 4, 2015, following approval by our stockholders at our 2015 Annual Meeting, the total number of shares available for issuance under the 2013 Equity Incentive Plan was increased by an additional 3,000,000. On May 9, 2019, following approval by our stockholders at our 2019 Annual Meeting, the total number of shares available for issuance under the 2013 Equity Incentive Plan was increased by an additional 1,110,000.

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

The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the nine months ended September 30, 2019 (unaudited):

	2010 Equity Incentive Plan			2013 Equity Incentive Plan
			Weighted			Weighted	Restricted
		Weighted	average		Weighted	average	Stock /		Weighted		Weighted		Weighted
	Number of	average	fair		average	fair	Deferred		average		average		average
	Class O units	exercise price	value	Options	exercise price	value	Stock		grant price	TSR Units	grant price	FFO Units	grant price
Outstanding at December 31, 2018	102,279	$24.05	$5.67	2,037,163	$36.86	$7.09	420,309		$37.83	—	$—	—	$—
Granted	—	—	—	135,594	42.27	7.62	268,627		42.05	86,089	54.64	86,089	42.01
Exercised/Vested (1)	(8,375)	20.60	5.11	(118,416)	30.35	6.14	(239,778)		38.87	—	—	—	—
Cancelled/Expired	—	—	—	(112,706)	45.86	9.43	(22,786)	(2)	42.49	(1,739)	54.64	(1,739)	42.01
Outstanding at September 30, 2019	93,904	$24.36	$5.72	1,941,635	$37.11	$7.05	426,372		$39.65	84,350	$54.64	84,350	$42.01
(1)	This represents (i) Class O units which were converted to Class A units, (ii) options to purchase Class A common stock which were exercised, and (iii) the Class A common stock that has been released from restriction and which was not surrendered by the holder to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock, with respect to the applicable column.
(2)	Includes restricted Class A common stock surrendered by certain employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock.

The assumptions and fair values for restricted stock and options to purchase shares of Class A common stock granted for the nine months ended September 30, 2019 are included in the following table on a per unit basis (unaudited). Options to purchase shares of Class A common stock were valued using the Black-Scholes model and TSR Units were valued using a Monte-Carlo simulation that leveraged similar assumptions to those used to value the Class A common stock and FFO Units.

Nine Months Ended September 30, 2019
Fair value of FFO units and restricted stock granted	$42.01 - $45.58
Fair value of TSR units granted	$54.64
Fair value of options granted	$7.56 - 8.28
Expected term (years)	5.5
Expected volatility	28%
Expected dividend yield	3.89 - 4.19%
Expected risk-free interest rates	2.33 - 2.56%

The following tables summarize information about awards outstanding as of September 30, 2019 (unaudited).

	Operating Partnership Awards Outstanding
			Weighted average
		Awards	remaining
	Exercise prices	outstanding	vesting period (years)
Class O Units	$20.00 - 25.00	93,904	—
Total Operating Partnership awards outstanding		93,904

	QTS Realty Trust, Inc. Awards Outstanding
			Weighted average
		Awards	remaining
	Exercise prices	outstanding	vesting period (years)
Restricted stock	$—	426,372	1.9
TSR units	—	84,350	2.5
FFO units	—	84,350	2.5
Options to purchase Class A common stock	$21.00 - 50.66	1,941,635	0.6
Total QTS Realty Trust, Inc. awards outstanding		2,536,707

Any remaining nonvested awards are valued as of the grant date and generally vest ratably over a defined service period. As of September 30, 2019 all restricted Class A common stock, TSR units, and FFO units outstanding were unvested and approximately 0.6 million options to purchase Class A common stock outstanding were unvested. As of September 30, 2019 we had $21.1 million of unrecognized equity-based compensation expense which will be recognized over a remaining weighted-average vesting period of 1.3 years. The total intrinsic value of Class O units and options to purchase Class A common stock outstanding at September 30, 2019 was $30.0 million.

Dividends and Distributions

The following tables present quarterly cash dividends and distributions paid to QTS’ common and preferred stockholders and the Operating Partnership’s unit holders for the nine months ended September 30, 2019 and 2018 (unaudited):

Nine Months Ended September 30, 2019
			Aggregate
		Per Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock/Units
June 25, 2019	July 9, 2019	$0.44	$27.3
March 20, 2019	April 4, 2019	$0.44	$27.3
December 21, 2018	January 8, 2019	$0.41	$23.7
			$78.3

Series A Preferred Stock/Units
June 30, 2019	July 15, 2019	$0.45	$1.9
March 31, 2019	April 15, 2019	$0.45	$1.9
December 31, 2018	January 15, 2019	$0.45	$1.9
			$5.7

Series B Preferred Stock/Units
June 30, 2019	July 15, 2019	$1.63	$5.1
March 31, 2019	April 15, 2019	$1.63	$5.1
December 31, 2018	January 15, 2019	$1.63	$5.1
			$15.3

Nine Months Ended September 30, 2018
			Aggregate
		Per Common Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock/Units
June 20, 2018	July 6, 2018	$0.41	$23.7
March 22, 2018	April 5, 2018	$0.41	$23.7
December 5, 2017	January 5, 2018	$0.39	$22.2
			$69.6

Series A Preferred Stock/Units
June 29, 2018	July 16, 2018	$0.45	$1.9
April 5, 2018	April 16, 2018	$0.15	$0.6
			$2.5

Additionally, subsequent to September 30, 2019, we paid the following dividends:

●	On October 4, 2019, the Company paid its regular quarterly cash dividend of $0.44 per common share and the Operating Partnership paid a quarterly cash distribution of $0.44 per unit to stockholders and unit holders of record as of the close of business on September 19, 2019.

●	On October 15, 2019, the Company paid a quarterly cash dividend of approximately $0.45 per share on our Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on September 30, 2019 and the Operating Partnership paid a quarterly cash distribution of approximately $0.45 per unit on outstanding Series A Preferred Units held by the Company.

●	On October 15, 2019, the Company paid a quarterly cash dividend of approximately $1.63 per share on our Series B Preferred Stock to holders of Series B Preferred Stock of record as of the close of business on September 30, 2019 and the Operating Partnership paid a quarterly cash distribution of approximately $1.63 per unit on outstanding Series B Preferred Units held by the Company.

Equity Issuances

In June 2019, we established a new “at-the-market” equity offering program (the “ATM Program”) pursuant to which we may issue, from time to time, up to $400 million of our Class A common stock, which may include shares to be sold on a forward basis. The use of forward sales under the ATM Program generally allows the Company to lock in a price on the sale of shares when sold by the forward sellers, but defer receiving the net proceeds from such sales until the shares are issued at settlement on a later date.

●	During the three and nine months ended September 30, 2019, the Company utilized the forward provisions under the ATM Program to allow for the sale of up to an aggregate of 1.2 million shares of its common stock at an average price of approximately $49 per share, representing available net proceeds upon physical settlement of approximately $56 million (subject to further adjustment as described below). At September 30, 2019, the Company had not settled any of these forward sales and had approximately $343 million of Class A common stock remaining available for sale under the ATM Program.

●	Through the date of this report (including the sales during the three and nine months ended September 30, 2019 described above), the Company utilized the forward provisions under the ATM Program to allow for the sale of up to an aggregate of 2.8 million shares of its common stock at an average price of approximately $51 per share, representing available net proceeds upon physical settlement of approximately $139 million (subject to further adjustment as described below). Through the date of this report, the Company had not settled any of these forward sales and had approximately $258 million of Class A common stock remaining available for sale under the ATM Program.

The Company expects to physically settle (by delivering shares of common stock) these forward sales prior to their first anniversary date. When combined with approximately $36 million of proceeds remaining available under the forward sale in the first quarter of 2019, the Company currently has access to over $175 million of net proceeds through forward stock sales. The Company views forward equity sales under its ATM program as an important capital raising tool that it expects to continue to strategically and selectively use, subject to market conditions and overall availability under the ATM program. We have concluded that the forward sale agreements meet the derivative scope exception for certain contracts involving an entity’s own equity. The initial forward sale price is subject to daily adjustment based on a floating interest rate factor equal to the specified daily rate less a spread, and will decrease by other fixed amounts specified in the forward sale agreement. Until settlement of all of the forward sale agreements, our EPS dilution resulting from the agreements, if any, is determined using the two-class method.

At any time during the term of any forward sale, the Company may settle the forward sale by physical delivery of shares of common stock to the forward purchasers or, at the Company’s election, cash settle or net share settle. The initial forward sale price per share under each forward sale equals the product of (x) an amount equal to 100% minus the applicable forward selling commission and (y) the volume weighted average price per share at which the borrowed shares of our common stock were sold pursuant to the equity distribution agreement by the relevant forward seller during the applicable forward hedge selling period for such shares to hedge the relevant forward purchaser’s exposure under such forward sale. Thereafter, the forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor equal to the specified daily rate less a spread, and is decreased based on specified amounts related to expected dividends on shares of our common stock during the term of the applicable forward sale. If the specified daily rate is less than the spread on any day, the interest rate factor will result in a daily reduction of the applicable forward sale price.

In February 2019, QTS conducted an underwritten offering of 7,762,500 shares of its Class A common stock, consisting of 4,000,000 shares issued by the Company during the first quarter of 2019 and 3,762,500 shares which will be issued on a forward basis, in each case at a price of $41.50 per share. We received net proceeds of approximately $159 million from the issuance of 4,000,000 shares during the first quarter of 2019, which we used to repay amounts outstanding under our unsecured revolving credit facility. During the three months ended September 30, 2019, we settled a portion of this forward sale by issuing 2.8 million shares of common stock for net proceeds of approximately $110 million, which was used to repay amounts outstanding under our revolving credit facility. Following this partial settlement, we have approximately $36 million of proceeds remaining available under this forward sale, which we expect to physically settle prior to March 1, 2020 with the issuance of approximately 0.9 million shares of common stock, although we have the right to elect settlement prior to that time. We have concluded that the forward sale agreements meet the derivative scope exception for certain contracts involving an entity’s own equity. The initial forward sale price is subject to daily adjustment based on a floating interest rate factor equal to the specified daily rate less a spread, and will decrease by other fixed amounts specified in the forward sale agreement. Until settlement of all of the forward sale agreements, our EPS dilution resulting from the agreements, if any, is determined using the two-class method.

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

Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about the 15th day of each January, April, July and October. The first dividend on the Series B Preferred Stock was paid on October 15, 2018, in the amount of $1.9861111 per share for the period June 25, 2018 through October 14, 2018. The Series B Preferred Stock is convertible by holders into shares of Class A common stock at any time at the then-prevailing conversion rate. The conversion rate as of September 30, 2019 is 2.1279 shares of the Company’s Class A common stock per share of Series B Preferred Stock. The Series B Preferred Stock does not have a stated maturity date. Upon liquidation, dissolution or winding up, the Series B Preferred Stock will rank senior to common stock and pari passu with the Series A Preferred Stock with respect to the payment of distributions and other amounts. The Series B Preferred Stock is not redeemable by the Company. At any time on or after July 20, 2023, the Company may at its option cause all (but not less than all) outstanding shares of the Series B Preferred Stock to be automatically converted into the Company’s Class A common stock at the then-prevailing conversion rate if the closing sale price of the Company’s Class A common stock is equal to or exceeds 150% of the then-prevailing conversion price for at least 20 trading days in a period of 30 consecutive trading days, including the last trading day of such 30-day period, ending on the trading day prior to the issuance of a press release announcing the mandatory conversion.

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

The transactions which occurred during the three and nine months ended September 30, 2019 and 2018 are outlined below (unaudited and in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Tax, utility, insurance and other reimbursement	$173	$128	$608	$524
Rent expense	254	254	761	761
Capital assets acquired	53	82	477	286
Total	$480	$464	$1,846	$1,571

13. Noncontrolling Interest

Concurrently with the completion of the IPO, QTS consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership as of the date of the IPO.

Commencing at any time beginning November 1, 2014, at the election of the holders of the noncontrolling interest, the currently outstanding Class A units of the Operating Partnership are redeemable for cash or, at the election of the Company, Class A common stock of the Company on a one-for-one basis. As of September 30, 2019, the noncontrolling ownership interest percentage of QualityTech, LP was 10.3%.

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

The computation of basic and diluted net income per share is as follows (in thousands, except per share data, and unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$6,588	$(6,892)	$35,271	$(13,577)
Loss (income) attributable to noncontrolling interests	49	1,610	(1,593)	2,641
Preferred stock dividends	(7,045)	(7,045)	(21,135)	(9,621)
Earnings attributable to participating securities	(2,184)	(206)	(5,999)	(743)
Net income (loss) available to common stockholders after allocation of participating securities	$(2,592)	$(12,533)	$6,544	$(21,300)
Denominator:
Weighted average shares outstanding - basic	54,928	50,469	53,874	50,401
Effect of Class O units, TSR units and options to purchase Class A common stock on an "as if" converted basis	—	—	463	—
Weighted average shares outstanding - diluted	54,928	50,469	54,337	50,401

Basic net income (loss) per share	$(0.05)	$(0.25)	$0.12	$(0.42)

Diluted net income (loss) per share	$(0.05)	$(0.25)	$0.12	$(0.42)
*	Note: The calculations of basic and diluted net income (loss) per share above do not include the following number of Class A partnership units, Class O units, TSR units and options to purchase common stock on an “as if” converted basis, and the effects of Series B Convertible preferred stock on an “as if” converted basis as their respective inclusions would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Class A Partnership units	6,668	6,677	6,670	6,645
Class O units, TSR units and options to purchase common stock on an "as if" converted basis	557	363	—	375
Series B Convertible preferred stock on an "as if" converted basis	6,729	6,725	6,729	2,412

15. Contracts with Customers

Future minimum payments to be received under non-cancelable customer contracts including both lease rental revenue components and nonlease revenue components that are accounted for as a combined lease component in accordance with the practical expedient provided by ASC 842 which is discussed above (inclusive of payments for contracts which have not yet commenced, and exclusive of recoveries of operating costs from customers) are as follows for the years ending December 31 (unaudited and in thousands):

2019 (October - December)	$98,649
2020	336,431
2021	287,812
2022	206,331
2023	127,071
Thereafter	218,232
Total	$1,274,526

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30,

2019, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2019 or December 31, 2018.

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

Nonrecurring purchase or sale of assets: During the nine months ended September 30, 2019, we recognized a gain on the sale of real estate assets that is discussed in detail in Note 7. In order to determine fair value of the noncash equity consideration received for the sale of the assets, we utilized estimation models to derive the fair value of the equity interest received in the transaction. These estimation models consisted of a discounted cash flow analysis that included Level 3 inputs including market rents, discount rates, expected occupancy and estimates of additional capital expenditures, and capitalization rates derived from market data.

Credit facility and Senior Notes: Our unsecured credit facility did not have interest rates which were materially different than current market conditions and therefore, the fair value approximated the carrying value. The fair value of our Senior Notes was estimated using Level 2 “significant other observable inputs,” primarily based on quoted market prices for the same or similar issuances. At September 30, 2019, the fair value of the Senior Notes was approximately $412.0 million.

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

17. Subsequent Events

In October 2019, we paid our regular quarterly cash dividends on our common stock, Series A Preferred Stock and Series B Preferred Stock. See the ‘Dividends and Distributions’ section of Note 11 for additional details.

As discussed in Note 5, in October 2019, the Company amended and restated its unsecured credit facility. The amendment increased the total potential borrowings, extended maturity dates, lowered interest rates, and provided for an additional term loan under the agreement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the financial condition and results of operations of QTS Realty Trust, Inc., a Maryland corporation (“QTS”), which includes the operations of QualityTech, LP (the “Operating Partnership”), for the three and nine months ended September 30, 2019 and 2018. You should read the following discussion and analysis in conjunction with QTS’ and the Operating Partnership’s accompanying consolidated financial statements and related notes contained elsewhere in this Form 10-Q. We believe it is important for investors to understand the few differences between the financial statements of QTS and the Operating Partnership. See “Explanatory Note” for an explanation of these few differences. Since the financial data presented in this Item 2 does not contain any differences between QTS and the Operating Partnership, all periods presented reflect the operating results of both QTS and the Operating Partnership.

Forward-Looking Statements

Some of the statements contained in this Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In particular, statements pertaining to our capital resources, liquidity, portfolio performance, results of operations, anticipated growth in our funds from operations and anticipated market conditions contain forward-looking statements. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You also can identify forward-looking statements by discussions of strategy, plans or intentions.

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

Overview

QTS is a leading provider of data center solutions to the world’s largest and most sophisticated hyperscale technology companies, enterprises and government agencies. Through our technology-enabled platform, delivered across mega scale data center infrastructure, we offer a comprehensive portfolio of secure and compliant IT solutions. Our data centers are facilities that power and support our customers’ IT infrastructure equipment and provide seamless access and connectivity to a range of communications and IT services providers. Across our broad footprint of strategically-located data centers, we provide flexible, scalable and secure IT solutions, including data center space, power and cooling, connectivity and value-add managed services for more than 1,100 customers in the financial services, healthcare, retail, government and technology industries. We build out our data center facilities to accommodate both multi-tenant environments (hybrid colocation) and customers that require significant amounts of space and power (hyperscale), depending on the needs of our customers. We believe that we own and operate one of the largest portfolios of multi-tenant data centers in the United States, as measured by gross square footage, and have the capacity to nearly double our sellable data center raised floor space without constructing or acquiring any new buildings. In addition, we own more than 672 acres of land that is available at our data center properties that provides us with the opportunity to significantly expand our capacity to further support future demand from current and new potential customers.

As of September 30, 2019, we operated a portfolio of 26 data centers located throughout the United States, Canada, Europe and Asia. Within the United States, our data centers are concentrated in the markets which we believe offer the highest growth opportunities. Our data centers are highly specialized, mission-critical facilities utilized by our customers to store, power and cool the server, storage, and networking equipment that support their most critical business systems and processes. We believe that our data centers are best-in-class and engineered to adhere to the highest specifications commercially available to customers, providing fully redundant, high-density power and cooling sufficient to meet the needs of the largest companies and organizations in the world. We have demonstrated a strong operating track record of “five-nines” (99.999%) reliability since QTS’ inception.

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

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of September 30, 2019, only five of our more than 1,100 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 9.8% of our MRR and the next largest customer accounting for only 5.9% of our MRR.

Our Portfolio

As of September 30, 2019, including 100% of unconsolidated joint ventures with which we are affiliated, we operated 26 data centers located throughout the United States, Canada, Europe and Asia, containing an aggregate of approximately 6.5 million gross square feet of space, including approximately 2.9 million “basis-of-design” raised floor square feet (approximately 96.0% of which is owned by us including our data center in Santa Clara which is subject to a long-term ground lease), which represents the total sellable data center raised floor potential of our existing data center facilities. This reflects the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the space and power configuration that we deploy. As of September 30, 2019, this space included approximately 1.6 million raised floor operating net rentable square feet, or NRSF, plus approximately 1.2 million square feet of additional raised floor in our development pipeline, of which approximately 49,000 raised floor square feet is expected to become operational by December 31, 2019. Of the total 1.2 million raised floor square feet in our development pipeline, approximately 40,250 square feet was related to customer leases which had been executed as of September 30, 2019 but not yet commenced. Our facilities collectively have access to approximately 783 megawatts (“MW”) of available utility power. Access to power is typically the most limiting and expensive component in developing a data center and, as such, we believe our significant access to power represents an important competitive advantage.

The following table presents an overview of the portfolio of operating properties that we own or lease, based on information as of September 30, 2019:

			Net Rentable Square Feet (Operating NRSF) (1)
									Available	Basis of	Current
		Gross							Utility	Design	Raised
	Year	Square	Raised	Office &	Supporting		%	Annualized	Power	("BOD")	Floor as a
Property	Acquired (2)	Feet (3)	Floor (4)	Other (5)	Infrastructure (6)	Total	Occupied (7)	Rent (8)	(MW) (9)	NRSF	% of BOD
Richmond, VA	2010	1,318,353	167,309	51,093	178,854	397,256	52.5%	$30,806,532	110	557,309	30.0%
Atlanta, GA (Metro)	2006	968,695	527,186	36,953	364,815	928,954	97.9%	$108,196,944	72	527,186	100.0%
Irving, TX	2013	698,000	174,160	6,981	179,083	360,224	95.5%	$53,422,051	140	275,701	63.2%
Princeton, NJ	2014	553,930	58,157	2,229	111,405	171,791	100.0%	$10,338,627	22	158,157	36.8%
Chicago, IL	2014	474,979	56,000	1,786	58,182	115,968	93.8%	$16,131,336	24	215,855	25.9%
Ashburn, VA	2017	445,000	38,740	6,096	45,713	90,549	94.4%	$5,955,823	50	178,000	21.8%
Suwanee, GA	2005	369,822	205,608	8,697	107,128	321,433	91.8%	$57,776,887	36	205,608	100.0%
Piscataway, NJ	2016	360,000	98,820	14,311	100,151	213,282	90.2%	$19,034,938	111	176,000	56.1%
Fort Worth, TX	2016	261,836	37,960	14,106	69,466	121,532	93.2%	$4,507,828	50	80,000	47.5%
Santa Clara, CA*	2007	135,322	59,905	944	45,094	105,943	88.8%	$19,090,139	11	80,940	74.0%
Sacramento, CA	2012	92,644	54,595	2,794	23,916	81,305	36.6%	$10,535,137	8	54,595	100.0%
Dulles, VA	2017	87,159	30,545	5,997	32,892	69,434	67.1%	$16,471,481	13	48,270	63.3%
Leased facilities **	2006 & 2015	192,513	63,862	18,650	41,901	124,413	82.7%	$27,369,383	14	84,474	75.6%
Other ***	Misc.	459,549	51,561	49,337	70,636	171,534	82.7%	$11,988,521	97	180,380	28.6%
Consolidated properties		6,417,802	1,624,408	219,974	1,429,236	3,273,618	88.3%	$391,625,627	759	2,822,475	57.6%

Unconsolidated JV Properties - at the JV's 100% Share (10)
Manassas, VA	2018	118,031	22,400	12,663	39,044	74,107	100.0%	$8,235,171	24	66,324	33.8%

Total Properties		6,535,833	1,646,808	232,637	1,468,280	3,347,725	88.5%	$399,860,798	783	2,888,799	57.0%
(1)	Represents the total square feet of a building that is currently leased or available for lease plus developed supporting infrastructure, based on engineering drawings and estimates, but does not include space held for redevelopment or space used for our own office space.
(2)	Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
(3)	With respect to our owned properties, gross square feet represents the entire building area. With respect to leased properties, gross square feet represents that portion of the gross square feet subject to our lease. Gross square feet includes 383,761 square feet of our office and support space, which is not included in operating NRSF.
(4)	Represents management’s estimate of the portion of NRSF of the facility with available power and cooling capacity that is currently leased or readily available to be leased to customers as data center space based on engineering drawings.
(5)	Represents the operating NRSF of the facility other than data center space (typically office and storage space) that is currently leased or available to be leased.
(6)	Represents required data center support space, including mechanical, telecommunications and utility rooms, as well as building common areas.
(7)	Calculated as data center raised floor that is subject to a signed lease for which space is occupied (1,178,464 square feet as of September 30, 2019) divided by leasable raised floor (which we define as the amount of raised floor square footage that we have leased plus the available capacity of raised floor square footage that is in a leasable format as of a particular product configuration) based on the current configuration of the properties (1,331,573 square feet as of September 30, 2019), expressed as a percentage.
(8)	We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under executed contracts as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed contracts (as defined below) as of a particular date, unless otherwise specifically noted, nor does it reflect the accounting associated with any free rent, rent abatements or future scheduled rent increases.
(9)	Represents installed utility power and transformation capacity that is available for use by the facility as of September 30, 2019.
(10)	Represents the Company’s unconsolidated joint venture at the JV’s 100% share. QTS’s pro rata share of the JV is 50%.

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

Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of September 30, 2019, we had in place customer leases generating revenue for approximately 89% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental rates at our properties. Future economic downturns, regional downturns or downturns in the technology industry, new technological developments, evolving industry demands and other similar factors could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. Negative trends in one or more of these factors could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.

Leasing Arrangements. As of September 30, 2019, 51% of our MRR came from customers which individually occupied greater than or equal to 6,600 square feet of space (or approximately 1 MW of power), with the remaining 49% attributable to customers utilizing less than 6,600 square feet of space. As of September 30, 2019, approximately 50% of our MRR was attributable to the metered power model, the majority of which is comprised of customers that individually occupy greater than 6,600 square feet of space. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of September 30, 2019, the remaining approximately 50% of our MRR was attributable to the gross lease or managed service model. Under this model, the customer pays us a fixed amount on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers incur more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease or managed service model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. Our leases generally have a term of three years or less.

Scheduled Lease Expirations. Our ability to minimize rental churn (which we define as MRR lost in the period from a customer intending to fully exit our platform in the near term compared to the total MRR at the beginning of the period) and customer downgrades at renewal and renew, lease and re-lease expiring space will impact our results of operations and cash flows. Leases which have commenced billing representing approximately 7% and 15% of our total leased raised floor are scheduled to expire during the years ending December 31, 2019 (including all month-to-month leases) and 2020, respectively. These leases also represented approximately 13% and 22%, respectively, of our annualized rent as of September 30, 2019. Given that our average rent for larger contracts tend to be at or below market rent at expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.

Acquisitions, Development, and Financing. Our revenue growth also will depend on our ability to acquire and redevelop and/or construct and subsequently lease data center space at favorable rates. We generally fund the cost of data center acquisition, construction and/or redevelopment from our net cash provided by operations, revolving credit facility, other unsecured and secured borrowings or the issuance of additional equity. We believe that we have sufficient access to capital from our current cash and cash equivalents, borrowings under our credit facility, and the forward equity transaction we completed during the nine months ended September 30, 2019.

Unconsolidated joint venture. On February 22, 2019, we entered into a joint venture amendment with Alinda, a premier infrastructure investment firm, with respect to our Manassas data center. At closing, we contributed cash and our Manassas data center (a 118,000 square foot hyperscale data center under development in Manassas, Virginia), and Alinda contributed cash, in each case in exchange for a 50% interest in the joint venture. The Manassas data center, which is currently leased to a global cloud-based software company pursuant to a 10-year lease agreement, was contributed at an expected stabilized value upon completion of approximately $240 million. At the closing, we received approximately $53 million in net proceeds, which was funded from the cash contributed by Alinda and also borrowings under a $164.5 million secured credit facility entered into by the joint venture at closing that carries a rate of LIBOR plus 2.25%. We used these distributions to pay down our revolving credit facility and for general corporate purposes. Under the joint venture agreement, we will receive additional distributions in the future as and when we complete development of each phase of the Manassas data center and place it into service, which allows us to receive distributions for Alinda’s share of the joint venture based on the expected full stabilization of the asset. These distributions will be based on a 6.75% capitalization rate for each phase delivered during the first three years of the joint venture. Under the joint venture agreement, we will serve as the joint venture’s operating member, subject to authority and oversight of a board appointed by us and Alinda, and separately we will serve as manager and developer of the facility in exchange for management and development fees. The joint venture agreement includes various transfer restrictions and rights of first offer that will allow us to repurchase Alinda’s interest should Alinda wish to exit in the future. In addition, we have agreed to provide Alinda an opportunity to invest in future similar entities based on similar terms and a comparable capitalization rate. This joint venture is reflected as an unconsolidated joint venture on our reported financial statements beginning in the first quarter of 2019.

Operating Expenses. Our operating expenses generally consist of direct personnel costs, utilities, property and ad valorem taxes, insurance and site maintenance costs and rental expenses on our ground and building leases. In particular, our buildings require significant power to support the data center operations conducted in them. Although a significant portion of our long-term leases - leases with a term greater than three years - contain reimbursements for certain operating expenses, we will not in all instances be reimbursed for all of the property operating expenses we incur. We also incur general and administrative expenses, including expenses relating to senior management, our in-house sales and marketing organization, cloud and managed services support personnel and legal, human resources, accounting and other expenses related to professional services. We also will incur additional expenses arising from being a publicly traded company, including employee equity-based compensation. Increases or decreases in our operating expenses will impact our results of operations and cash flows. We expect to incur additional operating expenses as we continue to expand.

General Leasing Activity

The following leasing and booked-not-billed (“BNB”) statistics include QTS’ 50% pro rata share of revenue from the unconsolidated joint venture. We define booked-not-billed as our customer leases that have been signed, but for which lease payments have not yet commenced.

Below our sales activity is outlined for the three and nine months ended September 30, 2019:

				Incremental
		Number of	Annualized rent(2)	Annualized Rent(2), Net
	Period	Leases	per leased sq ft	of Downgrades
New/modified leases signed	Three Months Ended September 30, 2019	444	$404	$17,385,468
	Nine Months Ended September 30, 2019	1,368	$466	$48,314,766

		Number of
		Renewed	Annualized rent(2)
	Period	Leases	per leased sq ft	Annualized Rent(2)	Rent Change
Renewed Leases (1)	Three Months Ended September 30, 2019	88	$541	$25,862,052	2.0%
	Nine Months Ended September 30, 2019	285	$653	$51,256,464	1.7%
(1)	We define renewals as leases where the customer retains the same amount of space before and after renewals, which facilitates rate comparability.
(2)	We define annualized rent as MRR multiplied by 12.

The following table includes QTS’ 50% pro rata share of BNB revenue from the unconsolidated joint venture and outlines the BNB balance as of September 30, 2019 and how that is expected to affect revenue in 2019 and subsequent years:

Booked-not-billed ("BNB") (1)	2019	2020	Thereafter	Total
MRR	$1,369,502	$2,093,345	$3,184,666	$6,647,513
Incremental revenue (2)	2,852,497	14,497,170	38,215,992
Annualized revenue (3) (4)	$16,434,024	$25,120,140	$38,215,992	$79,770,156
(1)

Includes the Company’s consolidated booked-not-billed balance in addition to booked-not-billed revenue associated with the unconsolidated JV at QTS’s pro rata share of the booked-not-billed revenue. Of the $79.8 million annualized BNB revenue, approximately $1.8 million related to QTS’s pro rata share.

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

(4)

As of September 30, 2019, incremental annualized monthly recurring revenue from leases that have been signed for which the Company had not started revenue recognition, including straight-line, was $48.2 million, of which $11.4 million was attributable to 2019, $28.2 million was attributable to 2020, and $8.6 million was attributable to years thereafter.

The amounts in the table above represent MRR from our customer leases that have been executed, but for which cash lease payments have not yet commenced.

The Company estimates the remaining cost to provide the space, power, connectivity and other services to the customer contracts which had not billed as of September 30, 2019 to be approximately $140 million. This estimate generally includes customers with newly contracted space of more than 3,300 square feet of raised floor space. The space, power, connectivity and other services provided to customers that contract for smaller amounts of space is generally provided by existing space which was previously developed.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Changes in revenues and expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 are summarized below (unaudited and in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Revenues:
Rental	$121,475	$104,760	$16,715	16%
Other	3,780	7,453	(3,673)	(49)%
Total revenues	125,255	112,213	13,042	12%
Operating expenses:
Property operating costs	44,730	38,217	6,513	17%
Real estate taxes and insurance	3,713	3,088	625	20%
Depreciation and amortization	42,875	37,900	4,975	13%
General and administrative	19,504	19,922	(418)	(2)%
Transaction and integration costs	827	901	(74)	(8)%
Restructuring	—	13,737	(13,737)	(100)%
Total operating expenses	111,649	113,765	(2,116)	(2)%
Operating income	13,606	(1,552)	15,158	(977)%
Other income and expense:
Interest income	22	66	(44)	(67)%
Interest expense	(6,724)	(6,386)	338	5%
Other income (expense)	370	—	(370)	* %
Equity in earnings (loss) of unconsolidated entities	(317)	—	(317)	* %
Income (loss) before taxes	6,957	(7,872)	14,829	188%
Tax benefit (expense) of taxable REIT subsidiaries	(369)	980	(1,349)	(138)%
Net income (loss)	$6,588	$(6,892)	$13,480	196%

Revenues. Total revenues for the three months ended September 30, 2019 were $125.3 million compared to $112.2 million for the three months ended September 30, 2018. The increase of $13.0 million, or 12%, was largely attributable to growth in our hyperscale and hybrid colocation offerings, primarily through increases in revenues in the Atlanta-Metro, Chicago, Ashburn, Fort Worth and Irving data centers as well as the acquisition of the Groningen data center. Offsetting these increases were revenue reductions in various leased facilities associated with our transition of certain cloud and managed services as a part of the strategic growth plan implemented in the prior year.

Property Operating Costs. Property operating costs for the three months ended September 30, 2019 were $44.7 million compared to property operating costs of $38.2 million for the three months ended September 30, 2018, an increase of $6.5 million, or 17%. The breakdown of our property operating costs is summarized in the table below (unaudited and in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Property operating costs:
Direct payroll	$4,919	$5,640	$(721)	(13)%
Rent	3,145	3,199	(54)	(2)%
Repairs and maintenance	3,093	3,511	(418)	(12)%
Utilities	21,999	15,841	6,158	39%
Management fee allocation	4,820	5,123	(303)	(6)%
Other	6,754	4,903	1,851	38%
Total property operating costs	$44,730	$38,217	$6,513	17%

The increase in total property operating costs was primarily driven by increased utilities expense largely related to increased expense associated with increased power usage as well as other expense increases. Offsetting these increases were expense reductions primarily related to reduced management fee allocation on leased facilities, reduced repairs and maintenance costs and reduced payroll expense with these reductions primarily driven by our exit of certain leased facilities tied to our strategic growth plan in the prior year whereby we transitioned away from certain of our cloud and managed services offerings.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the three months ended September 30, 2019 were $3.7 million compared to $3.1 million for the three months ended September 30, 2018. The increase of $0.6 million, or 20%, was primarily attributable to an increase in taxes at our Irving facility.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2019 was $42.9 million compared to $37.9 million for the three months ended September 30, 2018. The increase of $5.0 million, or 13%, was due primarily to additional depreciation expense relating to an increase in assets placed in service at our Atlanta-Metro, Ashburn and Chicago facilities.

General and Administrative Expenses. General and administrative expenses were $19.5 million for the three months ended September 30, 2019 compared to general and administrative expenses of $19.9 million for the three months ended September 30, 2018, a decrease of $0.4 million, or 2%. The decrease was primarily attributable to the implementation of the aforementioned strategic growth plan in 2018, resulting in a decrease in net payroll expenses.

Transaction and Integration Costs. Transaction and integration costs were $0.8 million for the three months ended September 30, 2019, compared to $0.9 million for the three months ended September 30, 2018. The decrease of $0.1 million, or 8%, indicated a similar level of such costs incurred in the three months ended September 30, 2019.

Restructuring Costs. Restructuring costs, which are costs associated with our strategic growth plan in the prior year, were $13.7 million for the three months ended September 30, 2018, primarily related to employee severance expenses, professional fees, acceleration of equity-based compensation awards and the sale or write-off of certain product-related assets. No such costs were incurred during the three months ended September 30, 2019.

Interest Expense. Interest expense for the three months ended September 30, 2019 was $6.7 million compared to $6.4 million for the three months ended September 30, 2018. The increase of $0.3 million, or 5%, was due primarily to an increase in interest costs related to an increase in the average total debt balance of $287.2 million partially offset by the level of capitalized interest due to ongoing capital development projects.

Other Income (Expense). Other income (expense) represents the impact of foreign currency exchange rate fluctuations on the value of investments in foreign subsidiaries whose functional currencies are other than the U.S. Dollar. We recognized $0.4 million of income on foreign currency translation adjustments related to our investment in the Netherlands facilities during the period, with no such income or expenses incurred during the prior year.

Equity in earnings (loss) of unconsolidated entities. This represents equity in earnings (loss) of our joint venture formed during the first quarter of 2019 that owns our Manassas data center. Our share of equity in net loss was $0.3 million for the three months ended September 30, 2019.

Tax Expense (Benefit) of Taxable REIT Subsidiaries. The tax expense of our taxable REIT subsidiaries for the three months ended September 30, 2019 was $0.4 million compared to a $1.0 million tax benefit for the three months ended September 30, 2018. The change between the current period tax expense and the prior period tax benefit primarily relates to the determination that certain deferred tax assets may not be utilized prior to expiration.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Changes in revenues and expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 are summarized below (unaudited and in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Revenues:
Rental	$345,841	$305,774	$40,067	13%
Other	11,270	32,413	(21,143)	(65)%
Total revenues	357,111	338,187	18,924	6%
Operating expenses:
Property operating costs	117,403	112,515	4,888	4%
Real estate taxes and insurance	10,435	8,896	1,539	17%
Depreciation and amortization	123,144	111,633	11,511	10%
General and administrative	59,519	63,187	(3,668)	(6)%
Transaction and integration costs	3,080	2,474	606	24%
Restructuring	—	33,697	(33,697)	(100)%
Total operating expenses	313,581	332,402	(18,821)	(6)%
Gain on sale of real estate, net	13,408	—	13,408	* %
Operating income	56,938	5,785	51,153	884%
Other income and expense:
Interest income	103	92	11	12%
Interest expense	(20,329)	(22,699)	(2,370)	(10)%
Other income (expense)	330	—	330	* %
Equity in earnings (loss) of unconsolidated entity	(992)	—	(992)	* %
Income (loss) before taxes	36,050	(16,822)	52,872	314%
Tax benefit (expense) of taxable REIT subsidiaries	(779)	3,245	(4,024)	(124)%
Net income (loss)	$35,271	$(13,577)	$48,848	360%

_________________________

*	not applicable for comparison

Revenues. Total revenues for the nine months ended September 30, 2019 were $357.1 million compared to $338.2 million for the nine months ended September 30, 2018. The increase of $18.9 million, or 6%, was largely attributable to growth in our hyperscale and hybrid colocation offerings in the Atlanta-Metro, Chicago, Ashburn, Fort Worth, Irving, and Piscataway data centers as well as revenue from the Groningen data center which was acquired in April 2019. Offsetting these increases were revenue reductions in various leased facilities associated with our transition of certain cloud and managed services as a part of the strategic growth plan implemented in the prior year.

Property Operating Costs. Property operating costs for the nine months ended September 30, 2019 were $117.4 million compared to property operating costs of $112.5 million for the nine months ended September 30, 2018, an increase of

$4.9 million, or 4%. The breakdown of our property operating costs is summarized in the table below (unaudited and in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Property operating costs:
Direct payroll	$16,688	$16,817	$(129)	(1)%
Rent	9,478	10,127	(649)	(6)%
Repairs and maintenance	9,378	11,468	(2,090)	(18)%
Utilities	51,618	43,805	7,813	18%
Management fee allocation	13,866	15,676	(1,810)	(12)%
Other	16,375	14,622	1,753	12%
Total property operating costs	$117,403	$112,515	$4,888	4%

The increase in total property operating costs was primarily attributable to increased utilities expense offset partly by expense reductions in repairs and maintenance of $2.1 million primarily related to our transition from our cloud and managed services offerings associated with our 2018 strategic growth plan, as well as reductions in management fee allocation, rent expense and direct payroll which were also primarily driven by the 2018 strategic growth plan implementation.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the nine months ended September 30, 2019 were $10.4 million compared to $8.9 million for the nine months ended September 30, 2018. The increase of $1.5 million, or 17%, was primarily attributable to an increase in taxes at our Irving, Ashburn and Chicago facilities.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2019 was $123.1 million compared to $111.6 million for the nine months ended September 30, 2018. The increase of $11.5 million, or 10%, was due primarily to additional depreciation expense primarily relating to increase in assets placed in service at our Atlanta-Metro, Ashburn, Chicago and Irving facilities.

General and Administrative Expenses. General and administrative expenses were $59.5 million for nine months ended September 30, 2019 compared to general and administrative expenses of $63.2 million for the nine months ended September 30, 2018, a decrease of $3.7 million, or 6%. The decrease was primarily attributable to the aforementioned strategic growth plan, resulting in a decrease in net payroll expenses and outside services fees.

Transaction and Integration Costs. Transaction and integration costs were $3.1 million for the nine months ended September 30, 2019, compared to $2.5 million for the nine months ended September 30, 2018. The increase of $0.6 million, or 24%, was primarily related to increased non-capitalizeable costs associated with the implementation of a new enterprise resource planning system during the nine months ended September 30, 2019.

Restructuring Costs. Restructuring costs, which are costs associated with our strategic growth plan in the prior year, were $33.7 million for the nine months ended September 30, 2018, primarily related to employee severance expenses, professional fees, acceleration of equity-based compensation awards and the sale or write-off of certain product-related assets. No restructuring costs were incurred during the nine months ended September 30, 2019.

Gain on sale of real estate, net. The gain on sale of real estate net incurred during the nine months ended September 30, 2019 represents the net gain realized upon sale of the Manassas facility to the joint venture and represents the fair value of cash and noncash consideration received in the sale transaction, net of costs directly related to the sale in excess of the carrying amounts of the assets.

Interest Expense. Interest expense for the nine months ended September 30, 2019 was $20.3 million compared to $22.7 million for the nine months ended September 30, 2018. The decrease of $2.4 million, or 10%, was due primarily to a higher level of capitalized interest due to continued ongoing capital development projects, partially offset by an increase in interest costs related to an increase in the average total debt balance of $161.1 million.

Other Income (Expense). Other income (expense) represents the impact of foreign currency exchange rate fluctuations on the value of investments in foreign subsidiaries whose functional currencies are other than the U.S. Dollar. We recognized $0.3 million of income on foreign currency translation adjustments related to our investment in the Netherlands facilities during the period, with no such expenses incurred during the prior year.

Equity in earnings (loss) of unconsolidated entities. This represents equity in earnings (loss) of our joint venture formed during the first quarter of 2019 that owns our Manassas data center. Equity in net loss was $1.0 million for the nine months ended September 30, 2019.

Tax Expense (Benefit) of Taxable REIT Subsidiaries. Tax expense of our taxable REIT subsidiaries for the nine months ended September 30, 2019 was $0.8 million compared to a tax benefit of $3.2 million for the nine months ended September 30, 2018. The change between the current period tax expense and the prior period tax benefit primarily relates to the determination that certain deferred tax assets may not be utilized prior to expiration.

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

FFO, Operating FFO and Adjusted Operating FFO

We consider funds from operations (“FFO”) to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income (loss) and cash provided by operating activities as a measure of operating performance. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (loss) (computed in accordance with GAAP), adjusted to exclude gains (or losses) from sales of depreciable real estate related to our primary business, impairment write-downs of depreciable real estate related to our primary business, real estate-related depreciation and amortization, and similar adjustments for unconsolidated entities. To the extent we incur gains or losses from the sale of assets that are incidental to our primary business, or incur impairment write-downs associated with assets that are incidental to our primary business, we include such charges in our calculation of FFO. Our management uses FFO as a supplemental performance measure because, in excluding real estate-related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs.

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

A reconciliation of net income (loss) to FFO, Operating FFO and Adjusted Operating FFO is presented below (unaudited and in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
FFO
Net income (loss)	$6,588	$(6,892)	$35,271	$(13,577)
Equity in net loss of unconsolidated entity	317	—	992	—
Real estate depreciation and amortization	39,969	34,579	114,440	100,479
Gain on sale of real estate, net	—	—	(13,408)	—
Pro rata share of FFO from unconsolidated entity	369	—	754	—
FFO (1)	47,243	27,687	138,049	86,902
Preferred stock dividends	(7,045)	(7,045)	(21,135)	(9,621)
FFO available to common stockholders & OP unit holders	40,198	20,642	116,914	77,281

Restructuring costs	—	13,737	—	33,697
Transaction and integration costs	827	901	3,080	2,474
Tax benefit associated with restructuring, transaction and integration costs	—	(571)	—	(2,247)
Operating FFO available to common stockholders & OP unit holders*	41,025	34,709	119,994	111,205

Maintenance Capex	(381)	(1,660)	(3,323)	(5,202)
Leasing commissions paid	(7,302)	(5,461)	(20,345)	(19,042)
Amortization of deferred financing costs and bond discount	978	959	2,935	2,882
Non real estate depreciation and amortization	2,906	3,320	8,704	11,153
Straight line rent revenue and expense and other	(2,278)	(1,067)	(4,679)	(4,818)
Tax expense (benefit) from operating results	369	(409)	779	(998)
Equity-based compensation expense	4,456	3,961	12,052	11,441
Adjustments for unconsolidated entity	63	—	43	—
Adjusted Operating FFO available to common stockholders & OP unit holders*	$39,836	$34,352	$116,160	$106,621
(1)	FFO for the three and nine months ended September 30, 2018 includes $7.4 million and $14.5 million, respectively, of impairment losses related to certain non-real estate product related assets that were considered incidental to our primary business and were included in the “Restructuring” line item of the consolidated statement of operations. No gains, losses or impairment write-downs associated with assets incidental to our primary business were incurred during the three and nine months ended September 30, 2019.

*	The Company’s calculations of Operating FFO and Adjusted Operating FFO may not be comparable to Operating FFO and Adjusted Operating FFO as calculated by other REITs that do not use the same definition.

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

A reconciliation of total GAAP revenues to recognized MRR in the period and MRR at period end is presented below (unaudited and in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Recognized MRR in the period
Total period revenues (GAAP basis)	$125,255	$112,213	$357,111	$338,187
Less: Total period variable lease revenue from recoveries	(17,563)	(11,800)	(41,028)	(33,757)
Total period deferred setup fees	(4,041)	(3,275)	(11,095)	(9,371)
Total period straight line rent and other	(4,768)	(3,872)	(14,195)	(12,649)
Recognized MRR in the period	$98,883	$93,266	$290,793	$282,410

MRR at period end
Total period revenues (GAAP basis)	$125,255	$112,213	$357,111	$338,187
Less: Total revenues excluding last month	(81,114)	(75,859)	(312,970)	(301,833)
Total revenues for last month of period	44,141	36,354	44,141	36,354
Less: Last month variable lease revenue from recoveries	(6,369)	(3,896)	(6,369)	(3,896)
Last month deferred setup fees	(1,684)	(1,095)	(1,684)	(1,095)
Last month straight line rent and other	(3,452)	(623)	(3,452)	(623)
Add: Pro rata share of MRR at period end of unconsolidated entity	343	—	343	—
MRR at period end *	$32,979	$30,740	$32,979	$30,740
*	Does not include our booked-not-billed MRR balance, which was $6.6 million and $5.0 million as of September 30, 2019 and 2018, respectively.

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

A reconciliation of net income to NOI is presented below (unaudited and in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Operating Income (NOI)
Net income (loss)	$6,588	$(6,892)	$35,271	$(13,577)
Equity in net loss of unconsolidated entity	317	—	992	—
Interest income	(22)	(66)	(103)	(92)
Interest expense	6,724	6,386	20,329	22,699
Depreciation and amortization	42,875	37,899	123,144	111,632
Other (income) expense	(370)	—	(330)	—
Tax expense (benefit) of taxable REIT subsidiaries	369	(980)	779	(3,245)
Transaction and integration costs	827	901	3,080	2,474
General and administrative expenses	19,504	19,923	59,519	63,188
Gain on sale of real estate, net	—	—	(13,408)	—
Restructuring	—	13,737	—	33,697
NOI from consolidated operations (1)	$76,812	$70,908	$229,273	$216,776
Pro rata share of NOI from unconsolidated entity	872	—	1,948	—
Total NOI (1)	$77,684	$70,908	$231,221	$216,776
(1)	Includes facility level general and administrative allocation charges of 4% of cash revenue for all facilities (with the exception of the leased facilities acquired in 2015, which were allocated a charge of 10% of cash revenues through 2018). These allocated charges aggregated to $4.8 million and $5.1 million for the three month periods ended September 30, 2019 and 2018, respectively, and $13.9 million and $15.7 million for the nine months ended September 30, 2019 and 2018, respectively.

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

A reconciliation of net income to EBITDAre and Adjusted EBITDA is presented below (unaudited and in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
EBITDAre and Adjusted EBITDA
Net income (loss)	$6,588	$(6,892)	$35,271	$(13,577)
Equity in net loss of unconsolidated entity	317	—	992	—
Interest income	(22)	(66)	(103)	(92)
Interest expense	6,724	6,386	20,329	22,699
Tax expense (benefit) of taxable REIT subsidiaries	369	(980)	779	(3,245)
Depreciation and amortization	42,875	37,899	123,144	111,632
(Gain) loss on disposition of depreciated property and impairment write-downs of depreciated property	—	7,409	(13,408)	14,548
Pro rata share of EBITDAre from unconsolidated entity	867	—	1,945	—
EBITDAre	57,718	43,756	168,949	131,965

Equity-based compensation expense	4,456	3,961	12,052	11,441
Restructuring costs	—	6,328	—	19,149
Transaction and integration costs	827	901	3,080	2,474
Adjusted EBITDA	$63,001	$54,946	$184,081	$165,029

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

In addition to the $340.2 million of capital expenditures incurred in the nine months ended September 30, 2019 we expect that we will incur approximately $75 million to $125 million in additional capital expenditures through December 31, 2019 in connection with the development of our data center facilities, which excludes acquisitions and includes our 50% proportionate share of capital expenditures at the Manassas facility that was contributed to a joint venture. We expect to spend approximately $50 million to $100 million of capital expenditures with vendors on development, and the remainder on other capital expenditures and capitalized overhead costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of such expenditures may vary.

We expect to meet our short-term liquidity needs through operating cash flows, cash and cash equivalents, borrowings under our credit facility, accessing forward equity aggregate net proceeds, or other capital markets activity. We may also transfer certain projects into unconsolidated entities as another source of capital.

Our net cash paid for capital expenditures for the nine months ended September 30, 2019 and 2018 are summarized in the table below (unaudited and in thousands):

	Nine Months Ended September 30,
	2019	2018
Development	$191,604	$313,651
Acquisitions	69,355	36,956
Maintenance capital expenditures	3,323	5,202
Other capital expenditures (1)	75,952	63,368
Total capital expenditures	$340,234	$419,177
(1)	Represents capital expenditures for capitalized interest, commissions, personal property, overhead costs and corporate fixed assets. Corporate fixed assets primarily relate to construction of corporate offices, leasehold improvements and product related assets.

Long-Term Liquidity

Our long-term liquidity needs primarily consist of funds for property acquisitions, scheduled debt maturities, payment of principal at maturity of our Senior Notes, funding payments for finance leases, dividend payments on our Series A Preferred Stock and Series B Preferred Stock and recurring and non-recurring capital expenditures. We may also pursue new developments and additional redevelopment of our data centers and future redevelopment of other space in our portfolio. We may also pursue development on land which QTS currently owns that is available at our data center properties in Atlanta-Metro, Atlanta-Suwanee, Richmond, Irving, Fort Worth, Princeton, Chicago, Ashburn, Phoenix and Hillsboro, as well as Manassas, through our joint venture. The development and/or redevelopment of this space, including timing, is at our discretion and will depend on a number of factors, including availability of capital and our estimate of the demand for data center space in the applicable market. We expect to meet our long-term liquidity needs with net cash provided by operations, incurrence of additional long-term indebtedness, borrowings under our credit facility, access to joint venture capital and issuance of additional equity or debt securities, subject to prevailing market conditions, as discussed below.

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

In February 2019, we conducted an underwritten offering of 7,762,500 shares of Class A common stock, consisting of 4,000,000 shares issued during the first quarter of 2019 and 3,762,500 shares which will be issued on a forward basis, which included 1,012,500 shares of the underwriters full exercise of their option to purchase additional shares, in each case at a price of $41.50 per share. We received net proceeds of approximately $159 million from the issuance of 4,000,000 shares during the first quarter, which were used to repay amounts outstanding under our unsecured revolving credit facility. During September 30, 2019, we settled 2,832,000 shares for total net proceeds of approximately $110 million, which was used to repay amounts outstanding under or revolving credit facility. Following this partial settlement, we have approximately $36 million of proceeds remaining available under this forward sale, which we expect to physically settle prior to March 1, 2020 with the issuance of approximately 0.9 million shares of common stock, although we have the right to elect settlement prior to that time.

In June 2019, we established a new “at-the-market” equity offering program (the “ATM Program”) pursuant to which we may issue, from time to time, up to $400 million of our Class A common stock, which may include shares to be sold on a forward basis. The use of forward sales under the ATM Program generally allows the Company to lock in a price on the sale of shares when sold by the forward sellers, but defer receiving the net proceeds from such sales until the shares are issued at settlement on a later date.

●	During the three and nine months ended September 30, 2019, the Company utilized the forward provisions under the ATM Program to allow for the sale of up to an aggregate of 1.2 million shares of its common stock at an average price of approximately $49 per share, representing available net proceeds upon physical settlement of approximately $56 million (subject to further adjustment as described below). At September 30, 2019, the Company had not settled any of these forward sales and had approximately $343 million of Class A common stock remaining available for sale under the ATM Program.

●	Through the date of this report (including the sales during the three and nine months ended September 30, 2019 described above), the Company utilized the forward provisions under the ATM Program to allow for the sale of up to an aggregate of 2.8 million shares of its common stock at an average price of approximately $51 per share, representing available net proceeds upon physical settlement of approximately $139 million (subject to further adjustment as described below). Through the date of this report, the Company had not settled any of these forward sales and had approximately $258 million of Class A common stock remaining available for sale under the ATM Program.

The Company expects to physically settle (by delivering shares of common stock) these forward sales prior to their first anniversary date. When combined with the approximately $36 million of proceeds remaining available under the forward sale in the first quarter of 2019, the Company currently has access to over $175 million of net proceeds through forward stock sales. The Company views forward equity sales under its ATM program as an important capital raising tool that it expects to continue to strategically and selectively use, subject to market conditions and overall availability under the ATM program.

At any time during the term of any forward sale, the Company may settle the forward sale by physical delivery of shares of common stock to the forward purchaser or, at the Company’s election, cash settle or net share settle. The initial forward sale price per share under each forward sale equals the product of (x) an amount equal to 100% minus the applicable forward selling commission and (y) the volume weighted average price per share at which the borrowed shares of our common stock were sold pursuant to the equity distribution agreement by the relevant forward seller during the applicable forward hedge selling period for such shares to hedge the relevant forward purchaser’s exposure under such forward sale. Thereafter, the forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor equal to the specified daily rate less a spread, and is decreased based on specified amounts related to expected dividends on shares of our common stock during the term of the applicable forward sale. If the specified daily rate is less than the spread on any day, the interest rate factor will result in a daily reduction of the applicable forward sale price.

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

Cash

As of September 30, 2019, we had $13.5 million of unrestricted cash and cash equivalents.

The following tables present quarterly cash dividends and distributions paid to QTS’ common and preferred stockholders and the Operating Partnership’s unit holders for the nine months ended September 30, 2019 and 2018:

Nine Months Ended September 30, 2019
			Aggregate
		Per Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock/Units
June 25, 2019	July 9, 2019	$0.44	$27.3
March 20, 2019	April 4, 2019	$0.44	$27.3
December 21, 2018	January 8, 2019	$0.41	$23.7
			$78.3

Series A Preferred Stock/Units
June 30, 2019	July 15, 2019	$0.45	$1.9
March 31, 2019	April 15, 2019	$0.45	$1.9
December 31, 2018	January 15, 2019	$0.45	$1.9
			$5.7

Series B Preferred Stock/Units
June 30, 2019	July 15, 2019	$1.63	$5.1
March 31, 2019	April 15, 2019	$1.63	$5.1
December 31, 2018	January 15, 2019	$1.63	$5.1
			$15.3

Nine Months Ended September 30, 2018
			Aggregate
		Per Common Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock/Units
June 20, 2018	July 6, 2018	$0.41	$23.7
March 22, 2018	April 5, 2018	$0.41	$23.7
December 5, 2017	January 5, 2018	$0.39	$22.2
			$69.6

Series A Preferred Stock/Units
June 29, 2018	July 16, 2018	$0.45	$1.9
April 5, 2018	April 16, 2018	$0.15	$0.6
			$2.5

Additionally, subsequent to September 30, 2019, we paid the following dividends:

●	On October 4, 2019, the Company paid its regular quarterly cash dividend of $0.44 per common share and the Operating Partnership paid a quarterly cash distribution of $0.44 per unit to stockholders and unit holders of record as of the close of business on September 19, 2019.

●	On October 15, 2019, the Company paid a quarterly cash dividend of approximately $0.45 per share on its Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on September 30, 2019 and the Operating Partnership paid a quarterly cash distribution of approximately $0.45 per unit on outstanding Series A Preferred Units held by the Company.

●	On October 15, 2019, the Company paid a quarterly cash dividend of approximately $1.63 per share on its Series B Preferred Stock to holders of Series B Preferred Stock of record as of the close of business on

September 30, 2019 and the Operating Partnership paid a quarterly cash distribution of approximately $1.63 per unit on outstanding Series B Preferred Units held by the Company.

Indebtedness

As of September 30, 2019, we had approximately $1,371.7 million of indebtedness, including financing lease obligations.

Unsecured Credit Facility. We amended and restated our unsecured credit facility in October 2019 (as so amended and restated, the “new unsecured credit facility”) to include a term loan for $225 million which matures on December 17, 2024 (“Term Loan A”), a $225 million term loan that matures on April 27, 2025 (“Term Loan B”), a $250 million term loan which matures on October 18, 2026 (“Term Loan C”) and a $1.0 billion revolving credit facility which matures on December 17, 2023. The revolving portion of the credit facility has a one-year extension. Amounts outstanding under the new unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will vary depending upon our leverage ratio. For revolving credit loans, the spread ranges from 1.25% to 1.85% for LIBOR loans and 0.25% to 0.85% for base rate loans. For Term Loan A and Term Loan B, the spread ranges from 1.20% to 1.80% for LIBOR loans and 0.20% to 0.80% for base rate loans. For Term Loan C the spread ranges from 1.50% to 1.85% for LIBOR loans and 0.50% to 0.85% for base rate loans. The new unsecured credit facility also provides for borrowing capacity of up to $300 million in various foreign currencies.

Under the new unsecured credit facility, the capacity may be increased from the current capacity of $1.7 billion to $2.2 billion subject to certain conditions set forth in the credit agreement, including the consent of the administrative agent and obtaining necessary commitments. We are also required to pay a commitment fee to the lenders assessed on the unused portion of the revolving portion of the new unsecured credit facility. At our election, we can prepay amounts outstanding under the new unsecured credit facility, in whole or in part, without penalty or premium.

Our ability to borrow under the new unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations on liens, mergers, consolidations, investments, distributions, asset sales and affiliate transactions, as well as the following financial covenants: (i) the Operating Partnership's and its subsidiaries' consolidated total unsecured debt plus any capitalized lease obligations with respect to the unencumbered asset pool properties may not exceed 60% of the unencumbered asset pool value (or 65% of the unencumbered asset pool value for up to four consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent, provided the four fiscal quarter period includes the quarter in which the material acquisition was consummated); (ii) the unencumbered asset pool debt yield cannot be less than 10.5%; (iii) QTS must maintain a minimum fixed charge coverage ratio (defined as the ratio of consolidated EBITDA, subject to certain adjustments, to consolidated fixed charges) for the prior two most recently-ended calendar quarters of 1.50 to 1.00; (iv) QTS must maintain a maximum debt to gross asset value (as defined in the amended and restated credit agreement) ratio of 60% (or 65% for the four consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent, provided the four fiscal quarter period includes the quarter in which the material acquisition was consummated); and (v) QTS must maintain tangible net worth (as defined in the amended and restated credit agreement) cannot be less than the sum of $1,686,000,000 plus 75% of the net proceeds from any equity offerings subsequent to June 30, 2019.

The availability under the new revolving credit facility is the lesser of (i) $1.0 billion, (ii) 60% of the unencumbered asset pool capitalized value (or 65% of the unencumbered asset pool capitalized value for the four consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent, provided the four fiscal quarter period includes the quarter in which the material acquisition was consummated) and (iii) the amount resulting in an unencumbered asset pool debt yield of 10.5%. In the case of clauses (ii) and (iii) of the preceding sentence, the amount available under the revolving credit facility is adjusted to take into account any other unsecured debt and certain capitalized leases. A material acquisition is an acquisition of properties or assets with a gross purchase price equal to or in excess of 15% of the Operating Partnership’s gross asset value (as defined in the amended and restated credit agreement) as of the end of the most recently ended quarter for which financial statements are publicly available. The availability of funds under our new unsecured credit facility depends on compliance with our covenants.

As of September 30, 2019, we had outstanding $924 million of indebtedness under the unsecured credit facility, consisting of $224.1 million of outstanding borrowings under our unsecured revolving credit facility and $700.0 million outstanding under the term loans, exclusive of net debt issuance costs of $5.5 million. In connection with the unsecured credit facility, as of September 30, 2019, we had additional letters of credit outstanding aggregating to $4.1 million.

On April 5, 2017, we entered into forward interest rate swap agreements with an aggregate notional amount of $400 million. The forward swap agreements effectively fix the interest rate on $400 million of term loan borrowings, $200 million of swaps allocated to the term loans, from January 2, 2018 through December 17, 2021 and April 27, 2022, respectively.

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

The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than certain foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS, the Issuers or any other subsidiary guarantor. QTS Realty Trust, Inc. does not guarantee the Senior Notes and will not be required to guarantee the Senior Notes except under certain circumstances. The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of November 8, 2017, among QTS, the Issuers, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”). As of September 30, 2019, the outstanding net debt issuance costs associated with the Senior Notes were $4.6 million.

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

Lenexa Mortgage. On March 8, 2017, we entered into a $1.9 million mortgage loan secured by our Lenexa facility. This mortgage has a fixed rate of 4.1%, with periodic principal payments due monthly and a balloon payment of $1.6 million in May 2022. As of September 30, 2019, the outstanding balance under the Lenexa mortgage was $1.8 million.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2019 (excluding the effects of the amendment to our unsecured credit facility in October 2019), including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (unaudited and in thousands):

Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Operating Leases	$2,374	$9,589	$9,818	$10,266	$10,393	$57,225	$99,665
Finance Leases	613	2,579	2,712	2,958	3,229	33,662	45,753
Future Principal Payments of Indebtedness (1)	16	70	73	225,748	350,000	750,000	1,325,907
Total (2)	$3,003	$12,238	$12,603	$238,972	$363,622	$840,887	$1,471,325
(1)	Does not include the related debt issuance costs on Senior Notes nor the related debt issuance costs on the term loans reflected at September 30, 2019. Also does not include letters of credit outstanding aggregating to $4.1 million as of September 30, 2019 under our unsecured credit facility.

(2)	Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facilities, mortgages, finance leases, and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt and inclusive of the effects of interest rate swaps, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of September 30, 2019 (unaudited and in thousands):

2019	2020	2021	2022	2023	Thereafter	Total
$13,168	$53,641	$53,577	$55,074	$47,033	$47,386	$269,879

Off-Balance Sheet Arrangements

On February 22, 2019, we entered into a joint venture with Alinda Capital Partners (“Alinda”), a premier infrastructure investment firm, with respect to our Manassas data center, as described above under “Factors That May Influence Future Results of Operations and Cash Flows.” As of September 30, 2019, our pro rata share of mortgage debt of the joint venture, excluding deferred financing costs, was approximately $34.0 million, all of which is subject to forward interest rate swap agreements. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for information on the Company’s interest rate swaps.

In addition, in February 2019, we conducted an underwritten offering of 7,762,500 shares of Class A common stock, consisting of 4,000,000 shares issued during the first quarter of 2019 and 3,762,500 shares which will be issued on a forward basis, in each case at a price of $41.50 per share. We expect to physically settle the forward sale (by the delivery of shares of common stock) and receive aggregate net proceeds of approximately $147 million from the sale of the

3,762,500 shares of common stock which we expect to occur by March 1, 2020, although we have the right to elect settlement prior to that time. During September 2019, we settled 2,832,000 shares for total net proceeds of approximately $110 million, net of fees.

During the three and nine months ended September 30, 2019, the Company utilized the forward provisions under the ATM Program to allow for the sale of up to an aggregate of 1.2 million shares of its common stock at an average net price of approximately $49 per share, representing available net proceeds upon physical settlement of approximately $56 million (subject to further adjustment as described below). At September 30, 2019, the Company had not settled any of these forward sales and had approximately $343 million of Class A common stock remaining available for sale under the ATM program.

Through the date of this report (including the sales during the three and nine months ended September 30, 2019 described above), the Company utilized the forward provisions under the ATM Program to allow for the sale of up to an aggregate of 2.8 million shares of its common stock at an average price of approximately $51 per share, representing available net proceeds upon physical settlement of approximately $139 million (subject to further adjustment as described below). Through the date of this report, the Company had not settled any of these forward sales and had approximately $258 million of Class A common stock remaining available for sale under the ATM Program.

The Company expects to physically settle (by delivering shares of common stock) these forward sales prior to their first anniversary date. When combined with the approximately $36 million of proceeds remaining available under the forward sale in the first quarter of 2019, the Company currently has access to over $175 million of net proceeds through forward stock sales. The Company views forward equity sales under its ATM Program as an important capital raising tool that it expects to continue to strategically and selectively use, subject to market conditions and overall availability under the ATM Program.

Cash Flows

Cash flow for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 are summarized below (unaudited and in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Cash flow provided by (used for):
Operating activities	$149,233	$146,105
Investing activities	(287,512)	(417,681)
Financing activities	139,079	277,212

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Cash flow provided by operating activities was $149.2 million for the nine months ended September 30, 2019 compared to $146.1 million for the nine months ended September 30, 2018. There was an increase in cash operating income of $31.4 million from the prior period primarily related to our expansion of certain data centers and leasing activity in addition to a reduction in restructuring charges, offset by a decrease in cash flow associated with net changes in working capital of $28.3 million primarily related to changes in rents and other receivables and accounts payable and accrued liabilities.

Cash flow used for investing activities decreased by $130.2 million to $287.5 million for the nine months ended September 30, 2019, compared to $417.7 million for the nine months ended September 30, 2018. The decrease was due primarily to cash proceeds of $52.7 million received from the Company’s contribution of assets to a joint venture during the current period as well as a decrease in additions to property and equipment of $111.3 million. These were offset by an increase in cash paid for acquisitions of $32.4 million primarily related to our purchase of the Netherlands facilities in the current period.

Cash flow provided by financing activities decreased by $138.1 million to $139.1 million for the nine months ended September 30, 2019, compared to $277.2 million for the nine months ended September 30, 2018. The decrease was primarily due to lower net equity issuance proceeds of $139.2 million, as well as higher payments of cash dividends to common and preferred stockholders of $26.7 million. Offsetting these cash flow decreases was lower net repayments of $22.1 million under our unsecured credit facility.

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

The Operating Partnership also includes certain partners that are subject to a taxable income allocation, however, not entitled to receive recurring distributions. The partnership agreement does stipulate however, to the extent that taxable income is allocated to these partners that the partnership will make a distribution to these partners equal to the lesser of the actual per unit distributions made to Class A partners or an estimated amount to cover federal, state and local taxes on the allocated taxable income. No distributions related to allocated taxable income were made to these partners for the nine months ended September 30, 2019 and 2018.

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

As of September 30, 2019, after consideration of interest rate swaps in effect, we had outstanding $524.1 million of consolidated indebtedness that bore interest at variable rates which does not take into account $400 million of swaps that take effect December 17, 2021 and April 27, 2022, and the $200 million of swaps that take effect on January 2, 2020, each as discussed below.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. A 1% increase in the LIBOR rate would increase the interest expense on the $524.1 million of variable indebtedness outstanding as of September 30, 2019 by approximately $5.2 million annually. Conversely, a decrease in the LIBOR rate to 1.02% would decrease the interest expense on this $524.1 million of variable indebtedness outstanding by approximately $5.2 million annually based on the one month LIBOR rate of approximately 2.02% as of September 30, 2019.

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

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC") which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Company has contracts consisting of the unsecured credit facility and the forward interest rate swap agreements, documented above, that are indexed to LIBOR and is monitoring and evaluating the related risks, which include interest on loans and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

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

ITEM 4. Controls and Procedures

QTS Realty Trust, Inc.

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended September 30, 2019, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QTS’ disclosure controls and procedures are effective to ensure that information required to be disclosed by QTS in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

On July 1, 2019, the Company implemented a new Enterprise Resource Planning (“ERP”) system designed to upgrade its technology and improve financial and operational information. As a result of this implementation, the Company modified certain existing internal controls as well as implemented new controls and procedures, to accommodate modifications to its business processes related to the new ERP system and to take advantage of the new system’s increased functionality.

Except with respect to the implementation of the ERP, there were no changes in QTS’ internal control over financial reporting during the period ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, QTS’ internal control over financial reporting.

QualityTech, LP

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended September 30, 2019, conducted by the Operating Partnership’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Operating Partnership’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

On July 1, 2019, the Operating Partnership implemented a new Enterprise Resource Planning (“ERP”) system designed to upgrade its technology and improve financial and operational information. As a result of this implementation, the Operating Partnership modified certain existing internal controls as well as implemented new controls and procedures, to accommodate modifications to its business processes related to the new ERP system and to take advantage of the new system’s increased functionality.

Except with respect to the implementation of the ERP, there were no changes in the Operating Partnership’s internal control over financial reporting during the period ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

QTS did not sell any securities during the nine months ended September 30, 2019 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

QTS from time to time issues shares of Class A common stock, including pursuant to the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) upon exercise of stock options issued and grant of restricted stock under the 2013 Equity Incentive Plan, and upon redemption of Class A units of limited partnership of the Operating Partnership (either through Class A units previously held or those received from conversion of Class O units from the QualityTech, LP 2010 Equity Incentive Plan). Pursuant to the partnership agreement of the Operating Partnership, each time QTS issues shares of common stock, the Operating Partnership issues to QTS, its general partner, an equal number of Class A units. The units issued to QTS are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to QTS and therefore, did not involve a public offering. During the nine months ended September 30, 2019, the Operating Partnership issued approximately 125,000 Class A units to QTS in connection with Class A unit redemptions and stock option exercises and issuances pursuant to the 2013 Equity Incentive Plan, with a value aggregating approximately $5.7 million based on the respective dates of the redemptions and option exercises, as applicable.

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

Repurchases of Equity Securities

During the three months ended September 30, 2019, certain of our employees surrendered Class A common stock owned by them to satisfy their federal and state tax obligations in connection with the vesting of restricted common stock under the 2013 Equity Incentive Plan.

The following table summarizes all of these repurchases during the three months ended September 30, 2019:

			Total number of
			shares purchased as	Maximum number of
	Total number	Average price	part of publicly	shares that may yet be
	of shares	paid per	announced plans or	purchased under the
Period	purchased (1)	share	programs	plans or programs
July 1, 2019 through July 31, 2019	—	$—	N/A	N/A
August 1, 2019 through August 31, 2019	980	45.97	N/A	N/A
September 1, 2019 through September 30, 2019	11,042	51.41	N/A	N/A
Total	12,022	$50.97
(1)	The number of shares purchased represents shares of Class A common stock surrendered by certain of our employees to satisfy their federal and state tax obligations associated with the vesting of restricted common stock. With respect to these shares, the price paid per share is based on the closing price of our Class A common stock as of the date of the determination of the federal income tax.

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

4.4

Supplemental Indenture, dated as of December 22, 2017, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed with the SEC on February 28, 2018 (Commission File No. 001-36109)

4.5

Supplemental Indenture, dated as of June 1, 2018, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entity identified therein as a Guaranteeing Subsidiary, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the Subsidiary Guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 2, 2019 (Commission File No. 001-36109)

4.6

Supplemental Indenture, dated as of December 31, 2018 among West Midtown Acquisition Company, LLC, QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the Subsidiary Guarantors (as such term is defined in the Indenture), and Deutsche Bank Trust Company Americas, as trustee, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.7 to the Company’s Form 10-K filed on February 25, 2019 (Commission File No. 001-36109)

4.7

Supplemental Indenture, dated as of March 29, 2019 by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.

4.8

Supplemental Indenture, dated as of June 28, 2019 by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.

4.9

Supplemental Indenture, dated as of November 1, 2019 by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee.

4.10

Form of stock certificate evidencing the 7.125% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed on March 15, 2018 (Commission File No. 001-36109)

4.11

Form of stock certificate evidencing the 6.50% Series B Cumulative Convertible Perpetual Preferred Stock, liquidation preference $100.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed on June 25, 2018 (Commission File No. 001-36109)

10.1

Seventh Amended and Restated Credit Agreement dated as of October 18, 2019 by and among QualityTech, LP, KeyBank National Association, as agent, the lenders party thereto, KeyBanc Capital Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Regions Capital Markets and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners with respect to the Revolving Credit Loans, Term Loans A and Term Loans B, KeyBanc Capital Markets, Inc., Regions Capital Markets, SunTrust Robinson Humphrey, Inc. and TD Securities (USA) LLC as joint lead arrangers and joint bookrunners with respect to the Term Loans C, and Bank of America, N.A., Regions Bank and TD Securities (USA) LLC, as co-syndication agents, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 22, 2019 (Commission File No. 001-36109)

10.2

Fifth Amended and Restated Unconditional Guaranty of Payment and Performance dated as of October 18, 2019 by QTS Realty Trust, Inc. (to KeyBank National Association), incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 22, 2019 (Commission File No. 001-36109)

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.)

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

101

The following materials from QTS Realty Trust, Inc.’s and QualityTech, LP’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of equity and partners’ capital, (iv) condensed consolidated statements of cash flow, and (v) the notes to the condensed consolidated financial statements

104	Cover Page Interactive Data File (formatted in iXBRL (inline eXtensible Business Reporting Language) and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: November 8, 2019	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: November 8, 2019	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: November 8, 2019	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)

QualityTech, LP

By: QTS Realty Trust, Inc., its general partner

DATE: November 8, 2019	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: November 8, 2019	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: November 8, 2019	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)