Form 10-Q
period 2020-03-31
QTS Realty Trust, Inc.; QualityTech, LP
filed 2020-05-04
CIK 1577368, 1561164

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

QTS Realty Trust, Inc. Yes ☒ No ◻	QualityTech, LP Yes ◻ No ◻ (1)
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

There were 60,271,412 shares of Class A common stock, $0.01 par value per share, and 128,408 shares of Class B common stock, $0.01 par value per share, of QTS Realty Trust, Inc. outstanding on April 30, 2020.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q of QTS Realty Trust, Inc. (“QTS”), a Maryland corporation and QualityTech, LP, a Delaware limited partnership, which is our operating partnership (the “Operating Partnership”). This report also includes the financial statements of QTS and those of the Operating Partnership, although it presents only one set of combined notes for QTS’ financial statements and those of the Operating Partnership.

Substantially all of QTS’ assets are held by, and its operations are conducted through, the Operating Partnership. QTS is the sole general partner of the Operating Partnership, and, as of March 31, 2020, its only material asset consisted of its ownership of approximately 90.1% of the Operating Partnership. Management operates QTS and the Operating Partnership as one business. The management of QTS consists of the same employees as the management of the Operating Partnership. QTS does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. QTS has not issued or guaranteed any indebtedness. Except for net proceeds from public equity issuances by QTS, which are contributed to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership, the Operating Partnership generates all remaining capital required by our business through its operations, the direct or indirect incurrence of indebtedness, and the issuance of partnership units. Therefore, as general partner with voting control of the Operating Partnership, QTS consolidates the Operating Partnership for financial reporting purposes.

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

QTS Realty Trust, Inc.

QualityTech, LP

Form 10-Q

For the Quarterly Period Ended March 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Real Estate Assets
Land	$130,576	$130,605
Buildings, improvements and equipment	2,411,426	2,178,901
Less: Accumulated depreciation	(588,685)	(558,560)
	1,953,317	1,750,946
Construction in progress	877,313	920,922
Real Estate Assets, net	2,830,630	2,671,868
Investments in unconsolidated entity	32,051	30,218
Operating lease right-of-use assets, net	55,716	57,141
Cash and cash equivalents	171,957	15,653
Rents and other receivables, net	74,506	81,181
Acquired intangibles, net	78,139	81,679
Deferred costs, net	53,271	52,363
Prepaid expenses	13,747	10,586
Goodwill	173,843	173,843
Other assets, net	49,337	49,001
TOTAL ASSETS	$3,533,197	$3,223,533

LIABILITIES
Unsecured credit facility, net	$1,222,946	$1,010,640
Senior notes, net of debt issuance costs	395,740	395,549
Finance leases and mortgage notes payable	46,244	46,876
Operating lease liabilities	62,843	64,416
Accounts payable and accrued liabilities	177,949	142,547
Dividends and distributions payable	37,464	34,500
Advance rents, security deposits and other liabilities	24,569	18,027
Derivative liabilities	61,706	26,609
Deferred income taxes	479	749
Deferred income	39,561	39,169
TOTAL LIABILITIES	2,069,501	1,779,082

EQUITY
7.125% Series A cumulative redeemable perpetual preferred stock: $0.01 par value (liquidation preference $25.00 per share), 4,600,000 shares authorized, 4,280,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	103,212	103,212
6.50% Series B cumulative convertible perpetual preferred stock: $0.01 par value (liquidation preference $100.00 per share), 3,162,500 shares authorized, issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	304,223	304,223
Common stock: $0.01 par value, 450,133,000 shares authorized, 60,398,036 and 58,227,523 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	604	582
Additional paid-in capital	1,412,025	1,330,444
Accumulated other comprehensive income (loss)	(57,998)	(24,642)
Accumulated dividends in excess of earnings	(403,430)	(376,002)
Total stockholders’ equity	1,358,636	1,337,817
Noncontrolling interests	105,060	106,634
TOTAL EQUITY	1,463,696	1,444,451
TOTAL LIABILITIES AND EQUITY	$3,533,197	$3,223,533

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental	$120,081	$109,389
Other	6,211	3,300
Total revenues	126,292	112,689
Operating expenses:
Property operating costs	40,781	34,103
Real estate taxes and insurance	3,911	3,367
Depreciation and amortization	45,070	38,788
General and administrative	20,683	19,891
Transaction and integration costs	216	1,214
Total operating expenses	110,661	97,363
Gain on sale of real estate, net	—	13,408
Operating income	15,631	28,734
Other income and expense:
Interest income	—	45
Interest expense	(7,162)	(7,146)
Other income	159	—
Equity in net loss of unconsolidated entity	(677)	(274)
Income before taxes	7,951	21,359
Tax benefit (expense) of taxable REIT subsidiaries	169	(211)
Net income	8,120	21,148
Net income attributable to noncontrolling interests	(110)	(1,590)
Net income attributable to QTS Realty Trust, Inc.	$8,010	$19,558
Preferred stock dividends	(7,045)	(7,045)
Net income attributable to common stockholders	$965	$12,513

Net income (loss) per share attributable to common shares:
Basic	$(0.01)	$0.20
Diluted	(0.01)	0.20

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$8,120	$21,148
Other comprehensive income (loss):
Foreign currency translation adjustment loss	(223)	—
Decrease in fair value of derivative contracts	(36,715)	(9,853)
Reclassification of other comprehensive income to utilities expense	354	—
Reclassification of other comprehensive income to interest expense	758	(494)
Comprehensive income (loss)	(27,706)	10,801
Comprehensive (income) loss attributable to noncontrolling interests	2,831	(1,217)
Comprehensive income (loss) attributable to QTS Realty Trust, Inc.	$(24,875)	$9,584

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF EQUITY

(unaudited and in thousands)

The consolidated statement of equity for the three months ended March 31, 2020:

						Accumulated other	Accumulated	Total
	Preferred Stock		Common stock		Additional	comprehensive	dividends in	stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	paid-in capital	income (loss)	excess of earnings	equity	interests	Total
Balance January 1, 2020	7,443	$407,435	58,228	$582	$1,330,444	$(24,642)	$(376,002)	$1,337,817	$106,634	$1,444,451
Net share activity through equity award plan	—	—	240	3	(1,312)	—	—	(1,309)	(149)	(1,458)
Decrease in fair value of derivative contracts	—	—	—	—	—	(33,155)	—	(33,155)	(3,560)	(36,715)
Foreign currency translation adjustments	—	—	—	—	—	(201)	—	(201)	(22)	(223)
Equity-based compensation expense	—	—	—	—	4,377	—	—	4,377	498	4,875
Proceeds net of fees from settlement of forward shares	—	—	1,930	19	78,516	—	—	78,535	4,682	83,217
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(1,906)	(1,906)	—	(1,906)
Dividends declared on Series B Convertible Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(28,393)	(28,393)	—	(28,393)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(3,133)	(3,133)
Net income	—	—	—	—	—	—	8,010	8,010	110	8,120
Balance March 31, 2020	7,443	$407,435	60,398	$604	$1,412,025	$(57,998)	$(403,430)	$1,358,636	$105,060	$1,463,696

The consolidated statement of equity for the three months ended March 31, 2019:

						Accumulated other	Accumulated	Total
	Preferred Stock		Common stock		Additional	comprehensive	dividends in	stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	paid-in capital	income (loss)	excess of earnings	equity	interests	Total
Balance January 1, 2019	7,443	$407,477	51,123	$511	$1,062,473	$2,073	$(278,548)	$1,193,986	$102,701	$1,296,687
Net cumulative effect upon ASC Topic 842 adoption	—	—	—	—	—	—	(1,813)	(1,813)	—	(1,813)
Net share activity through equity award plan	—	—	231	3	660	—	—	663	78	741
Decrease in fair value of derivative contracts	—	—	—	—	—	(8,775)	—	(8,775)	(1,078)	(9,853)
Equity-based compensation expense	—	—	—	—	2,928	—	—	2,928	372	3,300
Adjustment to expenses net from Series B Convertible Preferred stock offering	—	(42)	—	—	—	—	—	(42)	—	(42)
Proceeds net of fees from common equity offering	—	—	4,000	40	148,650	—	—	148,690	9,973	158,663
Dividends declared on the Series A Preferred Stock	—	—	—	—	—	—	(1,906)	(1,906)	—	(1,906)
Dividends declared on the Series B Convertible Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(24,371)	(24,371)	—	(24,371)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(2,935)	(2,935)
Net income	—	—	—	—	—	—	19,558	19,558	1,590	21,148
Balance March 31, 2019	7,443	$407,435	55,354	$554	$1,214,711	$(6,702)	$(292,219)	$1,323,779	$110,701	$1,434,480

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the three months ended March 31, 2020 and 2019

	2020	2019
Cash flow from operating activities:
Net income	$8,120	$21,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,373	37,247
Amortization of above and below market leases	90	64
Amortization of deferred loan costs	987	978
Distributions from unconsolidated entity	300	—
Equity in net loss of unconsolidated entity	677	274
Equity-based compensation expense	4,875	3,300
Bad debt expense	3,719	239
Gain on sale of real estate, net	—	(13,408)
Deferred tax expense (benefit)	(270)	111
Foreign currency remeasurement income	(159)	—
Changes in operating assets and liabilities
Rents and other receivables, net	2,888	(2,043)
Prepaid expenses	(3,164)	(2,762)
Due to/from affiliates, net	(4,428)	—
Other assets	(238)	(419)
Accounts payable and accrued liabilities	7,173	(7,140)
Advance rents, security deposits and other liabilities	6,727	1,653
Deferred income	392	4,926
Net cash provided by operating activities	71,062	44,168

Cash flow from investing activities:
Proceeds from sale of property, net	—	52,722
Acquisitions, net of cash acquired	(1,797)	—
Additions to property and equipment	(171,218)	(101,234)
Net cash used in investing activities	(173,015)	(48,512)

Cash flow from financing activities:
Credit facility proceeds	212,917	93,000
Credit facility repayments	—	(210,000)
Payment of deferred financing costs	(5)	(173)
Payment of preferred stock dividends	(7,045)	(7,045)
Payment of common stock dividends	(25,627)	(20,961)
Distribution to noncontrolling interests	(2,934)	(2,735)
Proceeds from exercise of stock options	808	2,687
Payment of tax withholdings related to equity-based awards	(2,293)	(2,062)
Principal payments on finance lease obligations	(620)	(799)
Mortgage principal debt repayments	(12)	(9)
Common stock issuance proceeds, net of costs	83,260	159,360
Net cash provided by financing activities	258,449	11,263
Effect of foreign currency exchange rates on cash and cash equivalents	(192)	—
Net change in cash and cash equivalents	156,304	6,919
Cash and cash equivalents, beginning of period	15,653	11,759
Cash and cash equivalents, end of period	$171,957	$18,678

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

(unaudited and in thousands)

For the three months ended March 31, 2020 and 2019

	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$9,370	$9,461
Noncash investing and financing activities:
Accrued capital additions	$125,750	$69,963
Net decrease in other assets/liabilities related to change in fair value of derivative contracts	$(35,097)	$(9,853)
Equity received in unconsolidated entity in exchange for real estate assets	$—	$25,280
Increase in assets in exchange for finance lease obligation	$—	$45,024
Accrued equity issuance costs	$44	$918
Accrued preferred stock dividend	$5,938	$5,938

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Real Estate Assets
Land	$130,576	$130,605
Buildings, improvements and equipment	2,411,426	2,178,901
Less: Accumulated depreciation	(588,685)	(558,560)
	1,953,317	1,750,946
Construction in progress	877,313	920,922
Real Estate Assets, net	2,830,630	2,671,868
Investments in unconsolidated entity	32,051	30,218
Operating lease right-of-use assets, net	55,716	57,141
Cash and cash equivalents	171,957	15,653
Rents and other receivables, net	74,506	81,181
Acquired intangibles, net	78,139	81,679
Deferred costs, net	53,271	52,363
Prepaid expenses	13,747	10,586
Goodwill	173,843	173,843
Other assets, net	49,337	49,001
TOTAL ASSETS	$3,533,197	$3,223,533

LIABILITIES
Unsecured credit facility, net	$1,222,946	$1,010,640
Senior notes, net of debt issuance costs	395,740	395,549
Finance leases and mortgage notes payable	46,244	46,876
Operating lease liabilities	62,843	64,416
Accounts payable and accrued liabilities	177,949	142,547
Dividends and distributions payable	37,464	34,500
Advance rents, security deposits and other liabilities	24,569	18,027
Derivative liabilities	61,706	26,609
Deferred income taxes	479	749
Deferred income	39,561	39,169
TOTAL LIABILITIES	2,069,501	1,779,082

PARTNERS' CAPITAL
7.125% Series A cumulative redeemable perpetual preferred units: $0.01 par value (liquidation preference $25.00 per unit), 4,600,000 units authorized, 4,280,000 units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	103,212	103,212
6.50% Series B cumulative convertible perpetual preferred units: $0.01 par value (liquidation preference $100.00 per unit), 3,162,500 units authorized, issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	304,223	304,223
Common units: $0.01 par value, 450,133,000 units authorized, 67,069,024 and 64,901,157 units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1,120,664	1,064,481
Accumulated other comprehensive income (loss)	(64,403)	(27,465)
TOTAL PARTNERS' CAPITAL	1,463,696	1,444,451
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$3,533,197	$3,223,533

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental	$120,081	$109,389
Other	6,211	3,300
Total revenues	126,292	112,689
Operating expenses:
Property operating costs	40,781	34,103
Real estate taxes and insurance	3,911	3,367
Depreciation and amortization	45,070	38,788
General and administrative	20,683	19,891
Transaction and integration costs	216	1,214
Total operating expenses	110,661	97,363
Gain on sale of real estate, net	—	13,408
Operating income	15,631	28,734
Other income and expense:
Interest income	—	45
Interest expense	(7,162)	(7,146)
Other income	159	—
Equity in net loss of unconsolidated entity	(677)	(274)
Income before taxes	7,951	21,359
Tax benefit (expense) of taxable REIT subsidiaries	169	(211)
Net income	$8,120	$21,148
Preferred unit distributions	(7,045)	(7,045)
Net income attributable to common unitholders	$1,075	$14,103

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$8,120	$21,148
Other comprehensive income (loss):
Foreign currency translation adjustment loss	(223)	—
Decrease in fair value of derivative contracts	(36,715)	(9,853)
Reclassification of other comprehensive income to utilities expense	354	—
Reclassification of other comprehensive income to interest expense	758	(494)
Comprehensive income (loss)	$(27,706)	$10,801

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(unaudited and in thousands)

The consolidated statement of partners’ capital for the three months ended March 31, 2020:

	Limited Partners' Capital				General Partner's Capital		Accumulated other
	Preferred Units		Common Units		Common Units		comprehensive income (loss)
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Balance January 1, 2020	7,443	$407,435	64,901	$1,064,481	1	$—	$(27,465)	$1,444,451
Net share activity through equity award plan	—	—	238	(1,458)	—	—	—	(1,458)
Decrease in fair value of derivative contracts	—	—	—	—	—	—	(36,715)	(36,715)
Foreign currency translation adjustment	—	—	—	—	—	—	(223)	(223)
Equity-based compensation expense	—	—	—	4,875	—	—	—	4,875
Proceeds net of fees from settlement of forward shares	—	—	1,930	83,217	—	—	—	83,217
Dividends declared on Series A Preferred Units	—	—	—	(1,906)	—	—	—	(1,906)
Dividends declared on Series B Convertible Preferred Units	—	—	—	(5,139)	—	—	—	(5,139)
Common dividends declared to QTS Realty Trust, Inc.	—	—	—	(28,393)	—	—	—	(28,393)
Partnership distributions	—	—	—	(3,133)	—	—	—	(3,133)
Net income	—	—	—	8,120	—	—	—	8,120
Balance March 31, 2020	7,443	$407,435	67,069	$1,120,664	1	$—	$(64,403)	$1,463,696

The consolidated statement of partners’ capital for the three months ended March 31, 2019:

	Limited Partners' Capital				General Partner's Capital		Accumulated other
	Preferred Units		Common Units		Common Units		comprehensive income (loss)
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Balance January 1, 2019	7,443	$407,477	57,799	$886,866	1	$—	$2,344	$1,296,687
Net cumulative effect upon adoption of ASC Topic 842 adoption	—	—	—	(1,813)	—	—	—	(1,813)
Net share activity through equity award plan	—	—	229	741	—	—	—	741
Decrease in fair value of derivative contracts	—	—	—	—	—	—	(9,853)	(9,853)
Equity-based compensation expense	—	—	—	3,300	—	—	—	3,300
Adjustment to expenses net from Series B Convertible Preferred equity offering	—	(42)	—	—	—	—	—	(42)
Proceeds net of fees from equity offering	—	—	4,000	158,663	—	—	—	158,663
Dividends declared on Series A Preferred Units	—	—	—	(1,906)	—	—	—	(1,906)
Dividends declared on Series B Convertible Preferred Units	—	—	—	(5,139)	—	—	—	(5,139)
Common dividends declared to QTS Realty Trust, Inc.	—	—	—	(24,371)	—	—	—	(24,371)
Partnership distributions	—	—	—	(2,935)	—	—	—	(2,935)
Net income	—	—	—	21,148	—	—	—	21,148
Balance March 31, 2019	7,443	$407,435	62,028	$1,034,554	1	$—	$(7,509)	$1,434,480

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the three months ended March 31, 2020 and 2019

	2020	2019
Cash flow from operating activities:
Net income	$8,120	$21,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,373	37,247
Amortization of above and below market leases	90	64
Amortization of deferred loan costs	987	978
Distributions from unconsolidated entity	300	—
Equity in net loss of unconsolidated entity	677	274
Equity-based compensation expense	4,875	3,300
Bad debt expense	3,719	239
Gain on sale of real estate, net	—	(13,408)
Deferred tax expense (benefit)	(270)	111
Foreign currency remeasurement income	(159)	—
Changes in operating assets and liabilities
Rents and other receivables, net	2,888	(2,043)
Prepaid expenses	(3,164)	(2,762)
Due to/from affiliates, net	(4,428)	—
Other assets	(238)	(419)
Accounts payable and accrued liabilities	7,173	(7,140)
Advance rents, security deposits and other liabilities	6,727	1,653
Deferred income	392	4,926
Net cash provided by operating activities	71,062	44,168

Cash flow from investing activities:
Proceeds from sale of property, net	—	52,722
Acquisitions, net of cash acquired	(1,797)	—
Additions to property and equipment	(171,218)	(101,234)
Net cash used in investing activities	(173,015)	(48,512)

Cash flow from financing activities:
Credit facility proceeds	212,917	93,000
Credit facility repayments	—	(210,000)
Payment of deferred financing costs	(5)	(173)
Payment of preferred unit dividends	(7,045)	(7,045)
Payment of dividends to QTS Realty Trust, Inc.	(25,627)	(20,961)
Partnership distributions	(2,934)	(2,735)
Proceeds from exercise of stock options	808	2,687
Payment of tax withholdings related to equity-based awards	(2,293)	(2,062)
Principal payments on finance lease obligations	(620)	(799)
Mortgage principal debt repayments	(12)	(9)
Common unit issuance proceeds, net of costs	83,260	159,360
Net cash provided by financing activities	258,449	11,263
Effect of foreign currency exchange rates on cash and cash equivalents	(192)	—
Net change in cash and cash equivalents	156,304	6,919
Cash and cash equivalents, beginning of period	15,653	11,759
Cash and cash equivalents, end of period	$171,957	$18,678

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

(unaudited and in thousands)

For the three months ended March 31, 2020 and 2019

	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$9,370	$9,461
Noncash investing and financing activities:
Accrued capital additions	$125,750	$69,963
Net decrease in other assets/liabilities related to change in fair value of derivative contracts	$(35,097)	$(9,853)
Equity received in unconsolidated entity in exchange for real estate assets	$—	$25,280
Increase in assets in exchange for finance lease obligation	$—	$45,024
Accrued equity issuance costs	$44	$918
Accrued preferred unit distribution	$5,938	$5,938

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

QUALITYTECH, LP

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

QTS Realty Trust, Inc., (“QTS”) through its controlling interest in QualityTech, LP (the “Operating Partnership” and collectively with QTS and its subsidiaries, the “Company,” “we,” “us,” or “our”) and the subsidiaries of the Operating Partnership, is engaged in the business of owning, acquiring, constructing, redeveloping and managing multi-tenant data centers. As of March 31, 2020 our portfolio consisted of 24 owned and leased properties, including a property owned by an unconsolidated entity, with data centers located throughout the United States, Canada and Europe.

As of March 31, 2020, QTS owned approximately 90.1% of the interests in the Operating Partnership. Substantially all of QTS’ assets are held by, and QTS’ operations are conducted through, the Operating Partnership. QTS’ interest in the Operating Partnership entitles QTS to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to QTS’ percentage ownership. As the sole general partner of the Operating Partnership, QTS generally has the exclusive power under the partnership agreement of the Operating Partnership to manage and conduct the Operating Partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners. QTS’ board of directors manages the Company’s business and affairs.

2. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020. The consolidated balance sheet data included herein as of December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The accompanying financial statements are presented for both QTS Realty Trust, Inc. and QualityTech, LP. References to “QTS” mean QTS Realty Trust, Inc. and its controlled subsidiaries and references to the “Operating Partnership” mean QualityTech, LP and its controlled subsidiaries.

The Operating Partnership meets the definition and criteria of a variable interest entity (“VIE”) in accordance with Accounting Standards Codification (“ASC”) Topic 810 Consolidation, and the Company is the primary beneficiary of the VIE. As discussed below, the Company’s only material asset is its ownership interest in the Operating Partnership, and consequently, all of its assets and liabilities represent those assets and liabilities of the Operating Partnership. The Company’s debt is an obligation of the Operating Partnership where the creditors may have recourse, under certain circumstances, against the credit of the Company.

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

The interim consolidated financial statements of QTS Realty Trust, Inc. include the accounts of QTS Realty Trust, Inc. and its majority owned controlled subsidiaries including the Operating Partnership as well as unconsolidated entities accounted for using equity method accounting. This includes the operating results of the Operating Partnership for all periods presented.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets, allowances for doubtful accounts and deferred tax assets and the valuation of derivatives, real estate assets, acquired intangible assets and certain accruals. The impacts of the COVID-19 pandemic increases uncertainty, which has reduced our ability to use past results to estimate future performance. Accordingly, our estimates and judgments may be subject to greater volatility than has been the case in the past.

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

We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, we consider the rights of other investors to participate in those decisions, to replace the manager and to sell or liquidate the entity. We determine whether we are the primary beneficiary of a VIE at the time we become involved with a variable interest entity and reconsider that conclusion upon a reconsideration event. As of March 31, 2020, we had one unconsolidated entity that was considered a VIE for which we are not the primary beneficiary. Our maximum exposure to losses associated with this VIE is limited to our net investment, which was approximately $32.1 million as of March 31, 2020.

Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation for real estate assets is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. For the three months ended March 31, 2020, depreciation expense related to real estate assets and non-real estate assets was $32.3 million and $3.4 million, respectively, for a total of $35.7 million. For the three months ended March 31, 2019, depreciation expense related to real estate assets and non-real estate assets was $27.4 million and $2.9 million, respectively, for a total of $30.3 million. We capitalize certain real estate development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect project costs) begins when development efforts commence and ends when the asset is ready for its intended use. The capitalization of internal costs increases construction in progress recognized during development of the related property and the cost of the real estate asset when placed into service and such costs are depreciated over its estimated useful life. Capitalization of such costs, excluding interest, aggregated to $4.5 million and $4.5 million for the three months ended March 31, 2020 and 2019, respectively. Interest is capitalized during the period of development by applying our weighted average effective borrowing rate to the actual development and other capitalized costs paid during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $8.1 million and $7.8 million for the three months ended March 31, 2020 and 2019, respectively.

Acquisitions and Sales – Acquisitions of real estate and other entities are either accounted for as asset acquisitions or business combinations depending on facts and circumstances. When substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction is accounted for as an asset acquisition. In an asset acquisition, the purchase price paid for assets acquired is allocated between identified tangible and intangible assets acquired based on relative fair value. Transaction costs associated with asset acquisitions are capitalized. When substantially all of the fair value of assets acquired is not concentrated in a group of similar identifiable assets, the set of assets will generally be considered a business. When accounting for business combinations, purchase accounting is applied to the assets and liabilities related to all real estate investments acquired in accordance with the accounting requirements of ASC Topic 805, Business Combinations, which requires the recording of net assets of acquired businesses at fair value. The fair value of the consideration transferred is assigned to the acquired tangible assets, consisting primarily of land, construction in progress, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases, value of customer relationships and finance leases. The excess of the fair value of liabilities assumed, common stock issued and cash paid over the fair value of identifiable assets acquired is allocated to goodwill, which is not amortized. Transaction costs associated with business combinations are expensed as incurred.

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

Above or below market leases are amortized on a straight-line basis over their expected lives and are recorded as a reduction to or increase in rental revenue when we are the lessor as well as a reduction to or increase in rent expense over the remaining lease terms when we are the lessee.

During the three months ended March 31, 2020, we completed acquisitions of land in Atlanta, Georgia totaling 2.1 acres adjacent to our Atlanta (DC-1) and Atlanta (DC-2) data centers for an aggregate purchase price of approximately $1.8 million. These acquisitions were accounted for as asset acquisitions and were included within the “Construction in Progress” line item of the consolidated balance sheets at the time of acquisition.

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

Impairment of Long-Lived Assets, Intangible Assets and Goodwill – We review our long-lived assets, intangible assets and equity method investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset group exceeds the value of the undiscounted cash flows, the fair value of the asset group is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. No impairment losses were recorded for the three months ended March 31, 2020 and March 31, 2019.

The fair value of goodwill is the consideration transferred in a business combination which is not allocable to identifiable intangible and tangible assets. Goodwill is subject to at least an annual assessment for impairment. In connection with the goodwill impairment evaluation that we performed as of October 1, 2019, we determined qualitatively that it is not more likely than not that the fair value of our one reporting unit was less than the carrying amount, thus we did not perform a quantitative analysis. As we continue to operate and assess our goodwill at the consolidated level for our single reporting unit and our market capitalization significantly exceeds our net asset value, further analysis was not deemed necessary as of March 31, 2020.

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

Deferred Costs – Deferred costs, net, on our balance sheets include both deferred financing costs and deferred leasing costs.

Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Debt issuance costs related to revolving debt arrangements are deferred and presented as assets on the balance sheet; however, all other debt issuance costs are recorded as a direct offset to the associated liability. Amortization of debt issuance costs, including those costs presented as offsets to the associated liability in the consolidated balance sheet, was $1.0 million for both the three months ended March 31, 2020 and 2019, respectively.

Initial direct costs, or deferred leasing costs, include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements and are accounted for pursuant to ASC Topic 842, Leases. These costs are incurred when we execute lease agreements and represent only incremental costs that would not have been incurred if the lease agreement had not been executed. To a lesser extent, we incur the same incremental costs to obtain managed services and cloud contracts with customers that are accounted for pursuant to ASC Topic 606, Revenue from Contracts with Customers. Because the framework of accounting for these costs and the underlying nature of the costs are the same for our revenue and lease contracts, the costs are presented on a combined basis within our financial statements. Both revenue and leasing commissions are capitalized and generally amortized over the term of the related leases or the expected term of the contract using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of deferred leasing costs totaled $6.2 million and $5.4 million for the three months ended March 31, 2020 and 2019, respectively.

Revenue Recognition – We derive our revenues from leases with customers for data center space which include lease components and nonlease revenue components, such as power, tenant recoveries, cloud and managed services. We have elected the available practical expedient under ASC Topic 842, Leases, to combine our nonlease revenue components that have the same pattern of transfer as the related operating lease component into a single combined lease component. The single combined component is accounted for under ASC Topic 842 if the lease component is the predominant component and is accounted for under ASC Topic 606 if the nonlease components are the predominant components.

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

In addition, rental revenue includes straight line rent. Straight line rent represents the difference in rents recognized during the period versus amounts contractually due pursuant to the underlying leases and is recorded as deferred rent receivable/payable in the consolidated balance sheets. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $42.0 million and $38.7 million as of March 31, 2020 and December 31, 2019, respectively.

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

Other Revenue

Other revenue primarily consists of revenue from our cloud and managed service offerings, as well as revenue earned from partner channel, management and development fees. We, through our Taxable REIT Subsidiaries (“TRS”), may provide both our cloud product and use of our managed services to our customers on an individual or combined basis. In both our cloud and managed services offerings the TRS’s performance obligation is to provide services (e.g. cloud hosting, data backup, data storage or data center personnel labor hours) to facilitate a fully integrated information technology (“IT”) outsourcing environment over a contracted term. Although underlying services may vary, over the contracted term monthly service offerings are substantially the same and we account for the services as a series of distinct services in accordance with ASC Topic 606. Service fee revenue is recognized as the revenue is earned, which generally coincides with the services being provided. As we have the right to consideration from customers in an amount that corresponds directly with the value to the customer of the TRS’s performance of providing continuous services, we recognize monthly revenue for the amount invoiced.

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

Leases as Lessee – We determine if an arrangement is a lease at inception. If the contract is considered a lease, we evaluate leased property to determine whether the lease should be classified as a finance or operating lease in accordance with U.S. GAAP. We periodically enter into finance leases for certain data center facilities, equipment, and fiber optic transmission cabling. Finance lease assets are included within the “Buildings, improvements and equipment” line item of the consolidated balance sheets and finance lease liabilities are included within “Finance leases and mortgage notes payable” line item of the consolidated balance sheets. In addition, we lease certain real estate (primarily land or real estate space) under operating lease agreements with such assets included within the “Operating lease right of use assets, net” line item of the consolidated balance sheets and the associated lease liabilities included within the “Operating lease liabilities” line item on the consolidated balance sheets.

Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As our leases as lessee typically do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We assess multiple variables when determining the incremental borrowing rate, such as lease term, payment terms, collateral, economic conditions, and creditworthiness. ROU assets also include any lease payments made and exclude lease incentives. Many of our lease agreements include options to extend the lease, which we do not include in our expected lease terms unless they are reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.

Allowance for Uncollectible Accounts Receivable – We record a provision for uncollectible accounts if a receivable balance relating to lease components from an individual contract is considered by management to be not probable of collection, and this provision is recorded as a reduction to leasing revenues. We also record a general provision of estimated uncollectible tenant receivables based on general probability of collection in accordance with ASC 450-20 Loss Contingencies. This provision is recorded as bad debt expense and recorded within the “Property Operating Costs” line item of the consolidated statements of operations. The aggregate allowance for doubtful accounts on the consolidated balance sheets was $5.2 million and $2.3 million as of March 31, 2020 and December 31, 2019, respectively.

Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. We record this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $39.6 million and $39.2 million as of March 31, 2020 and December 31, 2019, respectively. Additionally, $3.9 million and $3.2 million of deferred income was amortized into revenue for the three months ended March 31, 2020 and 2019, respectively.

Foreign Currency - The financial position of foreign subsidiaries is translated at the exchange rates in effect at the end of the period, while revenues and expenses are translated at average exchange rates during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as components of other comprehensive income (loss). Gains or losses from foreign currency transactions are included in determining net income (loss). In February 2020 we entered into a net investment hedge which resulted in gains or losses subsequently being recognized in Other Comprehensive Income (Loss).

Equity-based Compensation – Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification and amortized ratably over their respective service periods. We have elected to account for forfeitures as they occur. Equity-based compensation expense was $4.9 million and $3.3 million for the three months ended March 31, 2020 and 2019, respectively.

Segment Information – We manage our business as one operating segment and thus one reportable segment consisting of a portfolio of investments in multiple data centers.

Customer Concentrations – During the three months ended March 31, 2020, one of our customers exceeded 10% of total revenues, representing approximately 10.8% of total revenues for the three months ended March 31, 2020.

As of March 31, 2020, four of our customers exceeded 5% of trade accounts receivable. In aggregate, these four customers accounted for approximately 22% of trade accounts receivable. None of these customers individually exceeded 10% of total trade accounts receivable.

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

An income tax benefit has been recognized in the three months ended March 31, 2020, in connection with recorded operating activity. As of March 31, 2020, one of our taxable REIT subsidiaries is in a net deferred tax liability position primarily due to a valuation allowance against certain deferred tax assets. In considering whether it is more likely than not that some portion or all of the deferred tax assets will be realized, it has been determined that it is possible that some or all of our deferred tax assets could ultimately expire unused. We establish valuation allowances against deferred tax assets when the ability to fully utilize these benefits is determined to be uncertain.

We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The evidence contemplated by management at March 31, 2020 consists of current and prior operating results, available tax planning strategies, and the scheduled reversal of existing taxable temporary differences. Evidence from the scheduled reversal of taxable temporary differences relies on management judgements based on the accumulation of available evidence. Those judgements may be subject to change in the future as evidence available to management changes. Management’s assessment of our valuation allowance may further change based on our generation of or ability to project future operating income, and changes in tax policy or tax planning strategies.

We provide for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the taxable REIT subsidiaries, tax law changes, and future business acquisitions or divestitures. The taxable subsidiaries’ effective tax rates were 13.0% and (6.3)% for the three months ended March 31, 2020 and 2019, respectively.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The CARES Act is an emergency economic stimulus package that includes measures and tax provisions to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides tax changes in response to the COVID-19 pandemic. Some of the provisions which may impact the Company’s financial statements include the removal of certain limitations on utilization of net operating losses, increasing the ability to deduct interest expense, and amending certain provisions of the previously enacted Tax Cuts and Jobs Act. Due to the recent enactment of the CARES Act, the Company is currently evaluating the impact, if any that the CARES Act will have on its consolidated financial statements. The Company has not yet identified any material impacts that may result from the CARES Act.

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

As of March 31, 2020, we valued our derivative instruments primarily utilizing Level 2 inputs. See Note 14 – ‘Fair Value of Financial Instruments’ for additional details.

COVID-19 – QTS is actively monitoring developments with respect to COVID-19 and has taken numerous actions based on corporate policies specifically focusing on the safety and wellness of its customers, partners, and employees, as well as providing continuous and resilient services. Although the COVID-19 pandemic is causing significant disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets, as of March 31, 2020 these developments have not had a known material adverse effect on the Company’s business. As of March 31, 2020, each of the Company’s data centers in North America and Europe are fully operational and operating in accordance with the Company’s business continuity plans. Across each of the respective jurisdictions in which the Company operates, the Company’s business has been deemed an essential operation, which allows the Company to remain fully staffed with critical personnel in place to continue to provide continued service and support for its customers.

Since the beginning of the economic disruptions from COVID-19, the Company has experienced a modest increase in customer requests for payment relief, primarily concentrated in the retail, oil and gas, hospitality and transportation customer verticals. The total revenue associated with customers requesting some form of payment relief represented approximately 5% of the Company’s revenue for the three months ended March 31, 2020. Importantly, of the small number of customers requesting some form of payment relief, as of March 31, 2020, the large majority of these customers were current on their rental payments and while QTS has not reduced their future payments, it has in certain circumstances provided additional flexibility in the form of extended payment terms.

The extent to which the COVID-19 pandemic impacts our business and operations remains largely uncertain and will depend on future developments that are highly uncertain and cannot be predicted with confidence, including the duration and scope of the pandemic, new information that may emerge concerning the severity of COVID-19, the response of the overall economy and financial markets and the actions taken to contain COVID-19 or treat its impact, such as government actions, laws or orders or any changes or amendments thereto and the success of any lifting or easing of, or the risk of any premature lifting or easing of, any such restrictions, among others. Due to uncertainties regarding COVID-19, any estimates of the effects of COVID-19 as reflected and/or discussed in these financial statements are based upon the Company’s best estimates using information known to the Company at this time, and such estimates may change in the near term, the effects of which could be material.

New Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 eliminate the requirements to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, valuation processes for Level 3 fair value measurements, and policy for timing of transfers between levels. ASU 2018-13 also provides clarification in the measurement uncertainty disclosure by explaining that the disclosure is to communicate information about the uncertainty in measurement as of the reporting date. In addition, ASU 2018-13 added the following requirements: changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and range and weighted average of significant unobservable inputs used in Level 3 fair value measurements. Finally, ASU 2018-13 updated language to further encourage entities to apply materiality when considering de minimus determination for disclosure requirements. The guidance will be applied retrospectively for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with the exception of amendments to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used for Level 3 fair value measurements, and the narrative description of measurement uncertainty which will be applied prospectively. We adopted this ASU effective January 1, 2020, and the provisions of this standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendments in ASU 2018-15 clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in the software licensing arrangements under the internal-use software guidance. ASU 2018-15 also clarifies that any capitalized costs should not be recorded to “Depreciation and amortization” in the Consolidated Statements of Operations for costs after adoption. ASU 2018-15 is effective for the Company beginning January 1, 2020 and provides for the alternative to adopt the ASU (a) prospectively only for new costs incurred after the adoption date or (b) by adjusting existing costs to comply with this standard, including the requirement to present the amortization of costs outside “Depreciation and amortization”. We adopted this ASU effective January 1, 2020 using the prospective transition approach to all new implementation costs incurred after adoption. This standard did not have a material impact on our net income during the three months ended March 31, 2020. However, on a prospective basis beginning in the first quarter of 2020, this standard will result in certain expenses previously recognized as non-real estate depreciation being recognized as general and administrative or operating expense.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the guidance: ASU 2018-19 in November 2018, ASU 2019-04 in April 2019, ASU 2019-05 in May 2019, ASUs 2019-10 & 2019-11 in November 2019, and ASU 2020-02 in February 2020. The standard, as amended, requires entities to use a new impairment model based on current expected credit losses (“CECL”) rather than incurred losses. The CECL model is designed to capture expected credit losses through the establishment of an allowance account, which will be presented as an offset to the amortized cost basis of the related financial asset. The guidance is effective for interim and annual periods beginning after December 15, 2019. We adopted this ASU effective January 1, 2020. As the majority of our revenue is generated from operating leases which are governed under ASC Topic 842, the provisions of this standard did not have a material impact on our consolidated financial statements.

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

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, which clarifies the interaction between the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this Update should be applied prospectively. We are currently assessing the impact of these standards on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During Q1 2020, we have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

We determined all other recently issued accounting pronouncements will not have a material impact on our consolidated financial statements or do not materially apply to our operations.

3. Real Estate Assets and Construction in Progress

The following is a summary of our cost of owned or leased properties as of March 31, 2020 and December 31, 2019 (in thousands):

As of March 31, 2020 (unaudited):

		Buildings,
		Improvements	Construction
Property Location	Land	and Equipment	in Progress	Total Cost
Atlanta, Georgia Campus (1)	$44,588	$561,369	$148,660	$754,617
Irving, Texas	8,605	370,483	107,072	486,160
Ashburn, Virginia (2)	16,476	301,886	89,564	407,926
Richmond, Virginia	2,180	196,766	140,855	339,801
Chicago, Illinois	9,400	205,698	98,001	313,099
Suwanee, Georgia (Atlanta-Suwanee)	3,521	174,594	5,302	183,417
Piscataway, New Jersey	7,466	105,784	38,791	152,041
Santa Clara, California (3)	—	116,282	185	116,467
Fort Worth, Texas	9,079	98,224	3,415	110,718
Hillsboro, Oregon (2)	—	—	96,728	96,728
Leased Facilities (4)	—	84,198	471	84,669
Sacramento, California	1,481	65,373	263	67,117
Dulles, Virginia	3,154	50,159	5,799	59,112
Manassas, Virginia (2)	—	13	58,909	58,922
Princeton, New Jersey	20,700	35,220	9	55,929
Eemshaven, Netherlands	—	—	46,450	46,450
Phoenix, Arizona (2)	—	—	33,252	33,252
Groningen, Netherlands	1,713	9,311	3,089	14,113
Other (5)	2,213	36,066	498	38,777
	$130,576	$2,411,426	$877,313	$3,419,315
(1)	The “Atlanta, Georgia Campus” includes both the existing data center Atlanta (DC-1) as well as new property development associated with construction of a second megascale data center Atlanta (DC-2) on land adjacent to the existing Atlanta DC-1 facility.
(2)	Represent land purchases. Land acquisition costs, as well as subsequent development costs, are included within construction in progress until development on the land has ended and the asset is ready for its intended use.
(3)	Owned facility subject to long-term ground sublease.
(4)	Includes 7 facilities. All facilities are leased, including those subject to finance leases.
(5)	Consists of Miami, FL; Lenexa, KS and Overland Park, KS facilities.

As of December 31, 2019:

		Buildings,
		Improvements	Construction
Property Location	Land	and Equipment	in Progress	Total Cost
Atlanta, Georgia Campus (1)	$44,588	$525,300	$128,930	$698,818
Irving, Texas	8,606	369,727	98,170	476,503
Ashburn, Virginia (2)	16,476	156,396	189,375	362,247
Richmond, Virginia	2,180	195,684	139,948	337,812
Chicago, Illinois	9,400	205,026	86,878	301,304
Suwanee, Georgia (Atlanta-Suwanee)	3,521	174,124	5,559	183,204
Piscataway, New Jersey	7,466	103,553	36,056	147,075
Santa Clara, California (3)	—	114,499	1,238	115,737
Fort Worth, Texas	9,079	55,018	35,722	99,819
Leased Facilities (4)	—	82,813	666	83,479
Sacramento, California	1,481	65,258	163	66,902
Hillsboro, Oregon (2)	—	—	63,573	63,573
Manassas, Virginia (2)	—	—	57,662	57,662
Princeton, New Jersey	20,700	35,192	39	55,931
Dulles, Virginia	3,154	48,651	4,688	56,493
Eemshaven, Netherlands	—	—	37,267	37,267
Phoenix, Arizona (2)	—	2,412	31,840	34,252
Groningen, Netherlands	1,741	9,085	3,028	13,854
Other (5)	2,213	36,163	120	38,496
	$130,605	$2,178,901	$920,922	$3,230,428
(1)	The “Atlanta, Georgia Campus” includes both the existing data center Atlanta (DC-1) as well as new property development associated with construction of a second megascale data center Atlanta (DC-2) on land adjacent to the existing Atlanta DC-1 facility.
(2)	Represent land purchases. Land acquisition costs, as well as subsequent development costs, are included within construction in progress until development on the land has ended and the asset is ready for its intended use.
(3)	Owned facility subject to long-term ground sublease.
(4)	Includes 7 facilities. All facilities are leased, including those subject to finance leases.
(5)	Consists of Miami, FL; Lenexa, KS and Overland Park, KS facilities.

4. Leases

Leases as Lessee

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

Components of lease expense were as follows (unaudited and in thousands):

	Three months ended
	March 31, 2020	March 31, 2019
Finance lease cost:
Amortization of assets	$1,038	$386
Interest on lease liabilities	489	245
Operating lease expense:
Operating lease cost	2,263	3,333
Variable lease cost	264	210
Sublease income	(48)	(46)
Total lease costs	$4,006	$4,128

Leases as lessor

Our lease revenue contains both minimum lease payments as well as variable lease payments. See Note 2 – ‘Summary of Significant Accounting Policies’ for further details of our revenue streams and associated accounting treatment. The components of our lease revenue were as follows (unaudited and in thousands):

	Three months ended
	March 31,	March 31,
	2020	2019
Lease revenue:
Minimum lease revenue	$107,485	$98,596
Variable lease revenue (primarily recoveries from customers)	12,596	10,793
Total lease revenue	$120,081	$109,389

5. Investments in Unconsolidated Entity

During the three months ended March 31, 2019, QTS formed an unconsolidated entity with Alinda Capital Partners (“Alinda”), an infrastructure investment firm. QTS contributed a hyperscale data center under development in Manassas, Virginia to the entity. The facility, and the previously executed 10-year operating lease agreement with a global cloud-based software company, was contributed to the unconsolidated entity in exchange for cash and noncash consideration in the form of equity interest in the entity that was measured at fair value pursuant to Topic 820. The equity interest received and any amounts due from the unconsolidated entity are recorded within our consolidated balance sheets and totaled $32.1 million as of March 31, 2020. QTS and Alinda each own a 50% interest in the entity. As we are not the primary beneficiary of the arrangement but have the ability to exercise significant influence, we concluded that the investment should be accounted for as an unconsolidated entity using equity method investment accounting. As of March 31, 2020, the total assets of the entity were $134.0 million and the total debt outstanding, net of deferred financing costs, was $71.8 million.

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

6. Debt

Below is a listing of our outstanding debt, including finance leases, as of March 31, 2020 and December 31, 2019 (in thousands):

	Weighted Average
	Effective Interest Rate at		March 31,	December 31,
	March 31, 2020 (1)	Maturity Date	2020	2019
	(unaudited)		(unaudited)
Unsecured Credit Facility
Revolving Credit Facility	1.96%	December 17, 2023	$529,135	$317,028
Term Loan A	3.26%	December 17, 2024	225,000	225,000
Term Loan B	3.30%	April 27, 2025	225,000	225,000
Term Loan C	3.46%	October 18, 2026	250,000	250,000
Senior Notes	4.75%	November 15, 2025	400,000	400,000
Lenexa Mortgage	4.10%	May 1, 2022	1,724	1,736
Finance Leases	4.35%	2021 - 2038	44,520	45,140
	3.27%		1,675,379	1,463,904
Less net debt issuance costs			(10,449)	(10,839)
Total outstanding debt, net			$1,664,930	$1,453,065
(1)	The coupon interest rates associated with Term Loan A, Term Loan B, and Term Loan C incorporate the effects of the Company’s interest rate swaps in effect as of March 31, 2020.

Credit Facilities, Senior Notes and Mortgage Notes Payable

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

The Company’s ability to borrow under the unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants. As of March 31, 2020, the Company was in compliance with all of its covenants.

As of March 31, 2020, we had outstanding $1,229.1 million of indebtedness under the unsecured credit facility, consisting of $529.1 million of outstanding borrowings under the unsecured revolving credit facility and $700.0 million outstanding under the term loans, exclusive of net debt issuance costs of $6.2 million. In connection with the unsecured credit facility, as of March 31, 2020, we had additional letters of credit outstanding aggregating to $4.0 million.

The Company has also entered into certain interest rate swap agreements. See Note 7 – ‘Derivative Instruments’ for additional details.

(b) Senior Notes – On November 8, 2017, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the 5.875% Senior Notes due 2022 (collectively, the “Issuers”), issued $400 million aggregate principal amount of 4.750% Senior Notes due November 15, 2025 (the “Senior Notes”) in a private offering. The Senior Notes have an interest rate of 4.750% per annum and were issued at a price equal to 100% of their face value. The net proceeds from the offering were used to fund the redemption of, and satisfy and discharge the indenture pursuant to which the Issuers issued, all of their outstanding 5.875% Senior Notes and to repay a portion of the amount outstanding under our unsecured revolving credit facility. As of March 31, 2020, the outstanding net debt issuance costs associated with the Senior Notes were $4.3 million.

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

The annual remaining principal payment requirements as of March 31, 2020 per the contractual maturities, excluding extension options and excluding operating and finance leases, are as follows (unaudited and in thousands):

2020 (April - December)	$52
2021	73
2022	1,599
2023	529,135
2024	225,000
Thereafter	875,000
Total	$1,630,859

As of March 31, 2020, we were in compliance with all of our covenants.

7. Derivative Instruments

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

As of March 31, 2020, we had interest rate swap agreements in place with an aggregate notional amount of $700 million. The forward swap agreements effectively fix the interest rate on $700 million of term loan borrowings, $225 million of swaps allocated to Term Loan A, $225 million allocated to Term Loan B and $250 million allocated to Term Loan C, through the current maturity dates of the respective term loans.

We reflect our interest rate swap agreements, which are designated as cash flow hedges, at fair value as either assets or liabilities on the consolidated balance sheets within the “Other assets, net” or “Derivative liabilities” line items, as applicable. As of March 31, 2020 and December 31, 2019, the fair value of interest rate swaps represented an aggregate liability of $53.6 million and $19.9 million, respectively.

The forward interest rate swap agreements are derivatives that currently qualify for hedge accounting whereby we record the effective portion of changes in fair value of the interest rate swaps in accumulated other comprehensive income or loss on the consolidated balance sheets and statements of comprehensive income which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized within net income. The amount reclassified from other comprehensive income as an increase to interest expense on the consolidated statements of operations was $0.8 million for the three months ended March 31, 2020 and a decrease to interest expense of $0.5 million for three months ended March 31, 2019. There was no ineffectiveness recognized for the three months ended March 31, 2020, and 2019. During the subsequent twelve months, beginning April 1, 2020, we estimate that $11.9 million will be reclassified from other comprehensive income as an increase to interest expense.

Interest rate derivatives and their fair values as of March 31, 2020 and December 31, 2019 were as follows (unaudited and in thousands):

		Fixed One Month
Notional Amount		LIBOR rate per			Fair Value
March 31, 2020	December 31, 2019	annum	Effective Date	Expiration Date	March 31, 2020	December 31, 2019
$25,000	$25,000	1.989%	January 2, 2018	December 17, 2021	$(694)	$(209)
100,000	100,000	1.989%	January 2, 2018	December 17, 2021	(2,775)	(837)
75,000	75,000	1.989%	January 2, 2018	December 17, 2021	(2,082)	(627)
50,000	50,000	2.033%	January 2, 2018	April 27, 2022	(1,713)	(545)
100,000	100,000	2.029%	January 2, 2018	April 27, 2022	(3,418)	(1,081)
50,000	50,000	2.033%	January 2, 2018	April 27, 2022	(1,713)	(545)
100,000	100,000	2.617%	January 2, 2020	December 17, 2023	(8,366)	(4,007)
100,000	100,000	2.621%	January 2, 2020	April 27, 2024	(9,103)	(4,324)
70,000	—	0.968%	March 2, 2020	October 18, 2026	(2,123)	—
30,000	—	0.973%	March 2, 2020	October 18, 2026	(917)	—
200,000	200,000	2.636%	December 17, 2021	December 17, 2023	(8,826)	(3,939)
200,000	200,000	2.642%	April 27, 2022	April 27, 2024	(8,639)	(3,802)
125,000	—	1.014%	December 17, 2023	December 17, 2024	(516)	—
100,000	—	1.035%	December 17, 2023	December 17, 2024	(429)	—
75,000	—	1.110%	December 17, 2023	October 18, 2026	(833)	—
100,000	—	1.088%	April 27, 2024	April 27, 2025	(435)	—
125,000	—	1.082%	April 27, 2024	April 27, 2025	(536)	—
75,000	—	0.977%	April 27, 2024	October 18, 2026	(450)	—
					$(53,568)	$(19,916)

Power Purchase Agreements

In March 2019, we entered into two 10 year agreements to purchase renewable energy equal to the expected electricity needs of our datacenters in Chicago, Illinois and Piscataway, New Jersey. These arrangements currently qualify for hedge accounting whereby we record the changes in fair value of the instruments in “Accumulated other comprehensive income” or loss on the consolidated balance sheets and statements of comprehensive income which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amount reclassified from other comprehensive income as an increase to utilities expense on the consolidated statements of operations was $0.4 million for the three months ended March 31, 2020. There was no amount reclassified from other comprehensive income to utilities expense for the three months ended March 31, 2019. We currently reflect these agreements, which are designated as cash flow hedges, at fair value as liabilities on the consolidated balance sheets within the “Derivative liabilities” line item.

Power purchase agreement derivatives and their fair values as of March 31, 2020 and December 31, 2019 were as follows (unaudited and in thousands):

				Fair Value
Counterparty	Facility	Effective Date	Expiration Date	March 31, 2020	December 31, 2019
Calpine Energy Solutions, LLC	Piscataway	3/8/2019	2/28/2029	$(3,645)	$(2,919)
Calpine Energy Solutions, LLC	Chicago	3/8/2019	2/28/2029	(4,493)	(3,774)
				$(8,138)	$(6,693)

8. Commitments and Contingencies

We are subject to various routine legal proceedings and other matters in the ordinary course of business. We currently do not have any litigation that would have a material adverse impact on our financial statements. Additionally, we do not currently have any material contingencies related to the impact of COVID-19 reflected in our financial statements aside from certain increases to our general bad debt reserve provided for under ASC 450-20.

9. Partners’ Capital, Equity and Incentive Compensation Plans

QualityTech, LP

QTS has the full power and authority to do all the things necessary to conduct the business of the Operating Partnership.

As of March 31, 2020, the Operating Partnership had four classes of limited partnership units outstanding: Series A Preferred Units, Series B Convertible Preferred Units, Class A units of limited partnership interest (“Class A units”) and Class O LTIP units of limited partnership units (“Class O units”). The Class A units currently outstanding are now redeemable on a one-for-one exchange rate at any time for cash or shares of Class A common stock of QTS. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). Class O units are pari passu with Class A units. Each Class O unit is convertible into Class A units by the Operating Partnership at any time or by the holder at any time based on formulas contained in the partnership agreement.

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

In March 2019, the Compensation Committee completed a redesign of the long-term incentive program for executive officers to include the following types of awards:

a.	Performance-Based FFO Unit Awards — performance-based restricted share unit awards, which may be earned based on Operating Funds From Operations (“OFFO”) per diluted share measured over a two-year performance period (performance-based FFO units or “FFO Units”), with two-thirds of the earned shares of Class A common stock vesting at the end of the performance period when results have been certified and the remaining one-third of the shares vesting at the end of three years from the award grant date. The number of shares of Class A common stock subject to the awards that can be earned ranges from 0% to 200% of the target award based on actual performance over the performance period, with the number of shares to be determined based on a linear interpolation basis between threshold and target and target and maximum performance.

b.	Performance-Based Relative TSR Unit Awards — performance-based restricted share unit awards, which may be earned based on total stockholder return (“TSR”) as compared to the MSCI U.S. REIT Index (the “Index”) over a three-year performance period (the performance-based relative TSR units or “TSR Units”). The number of shares of Class A common stock subject to the awards that can be earned ranges from 0% to 200% of the target award based on our TSR compared to the Index. In addition, award payouts will be determined on a linear interpolation basis between threshold and target and target and maximum performance; and will be capped at the target performance level if our TSR is negative.

c.	Restricted Stock Awards — the restricted stock awards vest as to one-third of the shares subject to awards on the first anniversary of the date of grant and as to 8.375% of the shares subject to the awards each quarter-end thereafter, subject to the named executive officer’s continued service as an employee as of each vesting date.

The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the three months ended March 31, 2020 (unaudited):

	2010 Equity Incentive Plan			2013 Equity Incentive Plan
			Weighted			Weighted	Restricted	Weighted		Weighted		Weighted
		Weighted	average		Weighted	average	Stock /	average		average		average
	Number of	average	fair		average	fair	Deferred	fair value		fair value		fair value
	Class O units	exercise price	value	Options	exercise price	value	Stock	at grant date	TSR Units	at grant date	FFO Units	at grant date
Outstanding at December 31, 2019	82,310	$25.00	$5.97	1,934,838	$37.11	$7.05	389,750	$39.67	84,350	$54.64	84,350	$42.01
Granted	—	—	—	99,872	56.84	9.35	263,041	56.85	84,202	79.18	84,202	56.84
Exercised/Vested (1)	(1,875)	25.00	10.26	(24,664)	32.74	6.14	(127,165)	40.83	—	—	—	—
Cancelled/Expired	—	—	—	—	—	—	(3,739)	46.83	—	—	—	—
Outstanding at March 31, 2020	80,435	$25.00	$5.87	2,010,046	$38.14	$7.18	521,887	$48.00	168,552	$66.90	168,552	$49.42
(1)	This represents (i) Class O units which were converted to Class A units, (ii) options to purchase Class A common stock which were exercised, and (iii) the Class A common stock that has been released from restriction and which was not surrendered by the holder to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock, with respect to the applicable column.

The assumptions and fair values for restricted stock and options to purchase shares of Class A common stock granted for the three months ended March 31, 2020 are included in the following table on a per unit basis (unaudited). Options to purchase shares of Class A common stock were valued using the Black-Scholes model and TSR Units were valued using a Monte-Carlo simulation that leveraged similar assumptions to those used to value the Class A common stock and FFO Units.

Three Months Ended March 31, 2020
Fair value of FFO units and restricted stock granted	$56.84 - $57.28
Fair value of TSR units granted	$79.18
Fair value of options granted	$9.35
Expected term (years)	5.5
Expected volatility	27%
Expected dividend yield	3.31%
Expected risk-free interest rates	0.61%

The following tables summarize information about awards outstanding as of March 31, 2020 (unaudited).

	Operating Partnership Awards Outstanding
			Weighted average
		Awards	remaining
	Exercise prices	outstanding	vesting period (years)
Class O Units	$25.00	80,435	—
Total Operating Partnership awards outstanding		80,435

	QTS Realty Trust, Inc. Awards Outstanding
			Weighted average
		Awards	remaining
	Exercise prices	outstanding	vesting period (years)
Restricted stock	$—	521,887	1.1
TSR units	—	168,552	1.2
FFO units	—	168,552	0.9
Options to purchase Class A common stock	$21.00 - 56.84	2,010,046	0.4
Total QTS Realty Trust, Inc. awards outstanding		2,869,037

Any awards outstanding as of the end of the period have been valued as of the grant date and generally vest ratably over a defined service period. As of March 31, 2020 all restricted Class A common stock, TSR units, and FFO units outstanding were unvested and approximately 0.2 million options to purchase Class A common stock were outstanding and unvested. As of March 31, 2020 we had $40.2 million of unrecognized equity-based compensation expense which will be recognized over a remaining weighted-average vesting period of 1.1 years. The total intrinsic value of Class O units and options to purchase Class A common stock outstanding at March 31, 2020 was $42.3 million.

Dividends and Distributions

The following tables present quarterly cash dividends and distributions paid to QTS’ common and preferred stockholders and the Operating Partnership’s unit holders for the three months ended March 31, 2020 and 2019 (unaudited):

Three Months Ended March 31, 2020
			Aggregate
		Per Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock/Units
December 20, 2019	January 7, 2020	$0.44	$28.6
			$28.6

Series A Preferred Stock/Units
December 31, 2019	January 15, 2020	$0.45	$1.9
			$1.9

Series B Preferred Stock/Units
December 31, 2019	January 15, 2020	$1.63	$5.1
			$5.1

Three Months Ended March 31, 2019
			Aggregate
		Per Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock/Units
December 21, 2018	January 8, 2019	$0.41	$23.7
			$23.7

Series A Preferred Stock/Units
December 31, 2018	January 15, 2019	$0.45	$1.9
			$1.9

Series B Preferred Stock/Units
December 31, 2018	January 15, 2019	$1.63	$5.1
			$5.1

Additionally, subsequent to March 31, 2020, the Company paid the following dividends:

●	On April 7, 2020, the Company paid its regular quarterly cash dividend of $0.47 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on March 20, 2020.

●	On April 15, 2020, the Company paid a quarterly cash dividend of approximately $0.45 per share on its Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on March 31, 2020, and the Operating Partnership paid a quarterly cash distribution of approximately $0.45 per unit on outstanding Series A Preferred Units held by the Company.

●	On April 15, 2020, the Company paid a quarterly cash dividend of approximately $1.63 per share on its Series B Preferred Stock to holders of Series B Preferred Stock of record as of the close of business on March 31, 2020, and the Operating Partnership paid a quarterly cash distribution of approximately $1.63 per unit on outstanding Series B Preferred Units held by the Company.

Equity Issuances

Class A Common Stock

In February 2019, QTS conducted an underwritten offering of 7,762,500 shares of its Class A common stock, $0.01 par value per share (the “Class A common stock”) consisting of 4,000,000 shares issued by the Company during the first quarter of 2019 and 3,762,500 shares which were issued on a forward basis. During the period ended March 31, 2020, we settled the remaining shares subject to the forward sale agreements with net proceeds received in the three months ended March 31, 2020 totaling $35.8 million. We have concluded that the forward sale agreements meet the derivative scope exception for certain contracts involving an entity’s own equity. The initial forward sale price was subject to daily adjustment based on a floating interest rate factor equal to the specified daily rate less a spread, and decreased by other fixed amounts specified in the forward sale agreement. Until settlement of all of the forward sale agreements, which occurred during the three months ended March 31, 2020, our earnings per share dilution resulting from the agreements, if any, was determined using the two-class method.

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

At any time during the term of any forward sale under the ATM Program, we may settle the forward sale by physical delivery of shares of Class A common stock to the forward purchasers or, at our election, cash settle or net share settle. The initial forward sale price per share under each forward sale equals the product of (x) an amount equal to 100% minus the applicable forward selling commission and (y) the volume weighted average price per share at which the borrowed shares of our common stock were sold pursuant to the equity distribution agreement by the relevant forward seller during the applicable forward hedge selling period for such shares to hedge the relevant forward purchaser’s exposure under such forward sale. Thereafter, the forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor equal to the specified daily rate less a spread, and is decreased based on specified amounts related to dividends on shares of our common stock during the term of the applicable forward sale. If the specified daily rate is less than the spread on any day, the interest rate factor will result in a daily reduction of the applicable forward sale price. During the three months ended March 31, 2020, we received $47.5 million of net proceeds from the settlement of forward shares as noted in the table below. The Company expects to physically settle (by delivering shares of Class A common stock) the remaining forward sales prior to the first anniversary date of each respective transaction.

The following table represents a summary of equity issuances of our Class A common stock for the period ended March 31, 2020 (in thousands):

Offering Program	Forward Shares Sold/(Settled)		Net Proceeds Received	Remaining Expected Proceeds Available
Total as of December 31, 2019	3,795			$177,845
February 2019 Offering - Settlement	(931)	(1)	$35,841	(35,841)
ATM Program - Settlements	(1,000)	(1)	47,490	(47,490)
ATM Program - Sales	3,917		-	209,934
Total as of March 31, 2020	5,781		$83,331	$304,448
(1)	Represents the number of forward shares we elected to physically settle during the three months ending March 31, 2020.

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

Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the 15th day of each January, April, July and October. The Series A Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A Preferred Stock will rank senior to common stock and pari passu with the Series B Preferred Stock with respect to the payment of distributions and other amounts. Except in instances relating to preservation of QTS’ qualification as a REIT or pursuant to the Company’s special optional redemption right, the Series A Preferred Stock is not redeemable prior to March 15, 2023. On and after March 15, 2023, the Company may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption.

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

Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about the 15th day of each January, April, July and October. The Series B Preferred Stock is convertible by holders into shares of Class A common stock at any time at the then-prevailing conversion rate. The conversion rate as of March 31, 2020 is 2.1342 shares of the Company’s Class A common stock per share of Series B Preferred Stock. The Series B Preferred Stock does not have a stated maturity date. Upon liquidation, dissolution or winding up, the Series B Preferred Stock will rank senior to common stock and pari passu with the Series A Preferred Stock with respect to the payment of distributions and other amounts. The Series B Preferred Stock is not redeemable by the Company. At any time on or after July 20, 2023, the Company may at its option cause all (but not less than all) outstanding shares of the Series B Preferred Stock to be automatically converted into the Company’s Class A common stock at the then-prevailing conversion rate if the closing sale price of the Company’s Class A common stock is equal to or exceeds 150% of the then-prevailing conversion price for at least 20 trading days in a period of 30 consecutive trading days, including the last trading day of such 30-day period, ending on the trading day prior to the issuance of a press release announcing the mandatory conversion.

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

10. Related Party Transactions

As described further in Note 5 – ‘Investments in Unconsolidated Entity’, during the three months ended March 31, 2019, QTS formed an unconsolidated entity with Alinda, an infrastructure investment firm. QTS contributed a hyperscale data center under development in Manassas, Virginia to the entity. The facility, and the previously executed operating lease to a global cloud-based software company pursuant to a 10-year lease agreement, was contributed in exchange for cash and noncash consideration in the form of equity interest in the entity that was measured at fair value pursuant to ASC Topic 820. QTS and Alinda each own a 50% interest in the entity.

Under the unconsolidated entity agreement, we serve as the entity’s operating member, subject to authority and oversight of a board appointed by us and Alinda, and separately we serve as manager and developer of the facility in exchange for management and development fees. QTS earned $0.5 million and $0.2 million in development fees from the unconsolidated entity during the three months ended March 31, 2020 and 2019, respectively. In addition, QTS earned approximately $0.2 million and less than $0.1 million in management fees from the unconsolidated entity during the three months ended March 31, 2020 and 2019, respectively.

In addition, we periodically execute transactions with entities affiliated with our Chairman and Chief Executive Officer. Such transactions include automobile, furniture and equipment purchases as well as building operating lease payments and receipts, and reimbursement for the use of a private aircraft service by our officers and directors.

The transactions which occurred during the three months ended March 31, 2020 and 2019 are outlined below (unaudited and in thousands):

	Three Months Ended
	March 31,
	2020	2019
Tax, utility, insurance and other reimbursement	$176	$261
Rent expense	257	254
Capital assets acquired	-	54
Total	$433	$569

11. Noncontrolling Interest

Concurrently with the completion of the IPO, QTS consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership as of the date of the IPO.

Commencing at any time beginning November 1, 2014, at the election of the holders of the noncontrolling interest, the currently outstanding Class A units of the Operating Partnership are redeemable for cash or, at the election of the Company, Class A common stock of the Company on a one-for-one basis. As of March 31, 2020, the noncontrolling ownership interest percentage of QualityTech, LP was 9.9%.

12. Earnings per share of QTS Realty Trust, Inc.

Basic income per share is calculated by dividing the net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted income per share adjusts basic income per share for the effects of potentially dilutive common shares. Unvested restricted stock awards and our forward sale contracts described in Note 9 contain non-forfeitable rights to dividends and thus are participating securities and are included in the computation of basic earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. Accordingly, service-based restricted stock awards and the forward sale contracts were included in the calculation of basic earnings per share using the two-class method for all periods presented to the extent outstanding during the period.

The computation of basic and diluted net income per share is as follows (in thousands, except per share data, and unaudited):

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net income	$8,120	$21,148
Income attributable to noncontrolling interests	(110)	(1,590)
Preferred stock dividends	(7,045)	(7,045)
Earnings attributable to participating securities	(1,596)	(1,935)
Net income (loss) available to common stockholders after allocation to participating securities	$(631)	$10,578
Denominator:
Weighted average shares outstanding - basic	58,038	51,948
Effect of Class O units, TSR units and options to purchase Class A common stock on an "as if" converted basis	—	347
Weighted average shares outstanding - diluted	58,038	52,295

Basic net income (loss) per share	$(0.01)	$0.20

Diluted net income (loss) per share	$(0.01)	$0.20
*	Note: The calculations of basic and diluted net income (loss) per share above do not include the following number of Class A partnership units, Class O units, TSR units and options to purchase common stock on an “as if” converted basis, and the effects of Series B Convertible preferred stock on an “as if” converted basis as their respective inclusions would have been antidilutive:

	Three Months Ended
	March 31,
	2020	2019
Class A Partnership units	6,671	6,674
Class O units, TSR units and options to purchase common stock on an "as if" converted basis	655	—
Series B Convertible preferred stock on an "as if" converted basis	6,749	6,729

13. Contracts with Customers

Future minimum payments to be received under non-cancelable customer contracts including both lease rental revenue components and non-lease revenue components that are accounted for as a combined lease component in accordance with the practical expedient provided by ASC Topic 842 which is discussed in Note 2 above (inclusive of payments for contracts which have not yet commenced, and exclusive of variable lease revenue such as recoveries of operating costs from customers) are as follows for the years ending December 31 (unaudited and in thousands):

2020 (April - December)	$294,261
2021	346,559
2022	258,818
2023	164,342
2024	120,976
Thereafter	205,369
Total	$1,390,325

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2020, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2020 or December 31, 2019.

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

Credit facility and Senior Notes: As market interest rates have fluctuated compared to contracted interest rates, the fair value of our unsecured credit facility approximated the carrying value of the credit facility less the fair value of the interest rate swap liability. The fair value of our Senior Notes was estimated using Level 2 “significant other observable inputs,” primarily based on quoted market prices for the same or similar issuances. At March 31, 2020, the fair value of the Senior Notes was approximately $386.0 million.

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

15. Subsequent Events

In April 2020, we paid our regular quarterly cash dividends on our common stock, Series A Preferred Stock and Series B Preferred Stock. See the ‘Dividends and Distributions’ section of Note 9 for additional details. In addition, in April 2020, we reduced our cash position more in line with historical cash balances by using a portion of cash on hand to repay a portion of our unsecured revolving credit facility, pay dividends to common and preferred stockholders and fund additional capital expenditures.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the financial condition and results of operations of QTS Realty Trust, Inc., a Maryland corporation (“QTS”), which includes the operations of QualityTech, LP (the “Operating Partnership”), for the three months ended March 31, 2020 and 2019. You should read the following discussion and analysis in conjunction with QTS’ and the Operating Partnership’s accompanying consolidated financial statements and related notes contained elsewhere in this Form 10-Q. We believe it is important for investors to understand the few differences between the financial statements of QTS and the Operating Partnership. See “Explanatory Note” for an explanation of the differences between these financial statements in the context of how QTS and the Operating Partnership operate as a consolidated company. Since the financial data presented in this Item 2 does not contain any differences between QTS and the Operating Partnership, all periods presented reflect the operating results of both QTS and the Operating Partnership.

Forward-Looking Statements

Some of the statements contained in this Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In particular, statements pertaining to the COVID-19 pandemic, its impact on us and our response thereto and our strategy, plans, intentions, capital resources, liquidity, portfolio performance, results of operations, anticipated growth in our funds from operations and anticipated market conditions contain forward-looking statements. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters.

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	adverse economic or real estate developments in our markets or the technology industry;

●	obsolescence or reduction in marketability of our infrastructure due to changing industry demands;

●	global, national and local economic conditions;

●	risks related to the COVID-19 pandemic, including, but not limited to, the risk of business and/or operational disruptions, disruption of our customers’ businesses that could affect their ability to make rental payments to us, supply chain disruptions and delays in the construction or development of our data centers;

●	risks related to our international operations;

●	difficulties in identifying properties to acquire and completing acquisitions;

●	our failure to successfully develop, redevelop and operate acquired properties or lines of business;

●	significant increases in construction and development costs;

●	the increasingly competitive environment in which we operate;

●	defaults on, or termination or non-renewal of, leases by customers;

●	decreased rental rates or increased vacancy rates;

●	increased interest rates and operating costs, including increased energy costs;

●	financing risks, including our failure to obtain necessary outside financing;

●	dependence on third parties to provide Internet, telecommunications and network connectivity to our data centers;

●	our failure to qualify and maintain QTS’ qualification as a REIT;

●	environmental uncertainties and risks related to natural disasters;

●	financial market fluctuations;

●	changes in real estate and zoning laws, revaluations for tax purposes and increases in real property tax rates; and

●	limitations inherent in our current and any future unconsolidated joint venture investments, such as lack of sole decision-making authority and reliance on our partners’ financial condition.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Any forward-looking statement speaks only as of the date on which it was made. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and Item 1A. “Risk Factors” of this Form 10-Q, as well as other periodic reports that the Company files with the Securities and Exchange Commission, many of which should be interpreted as being heightened as a result of the ongoing COVID-19 pandemic and the actions taken to contain the pandemic or mitigate its impact.

Overview

QTS is a leading provider of data center solutions to the world’s largest and most sophisticated hyperscale technology companies, enterprises and government agencies. Through our technology-enabled platform, delivered across mega scale data center infrastructure, we offer a comprehensive portfolio of secure and compliant IT solutions. Our data centers are facilities that power and support our customers’ IT infrastructure equipment and provide seamless access and connectivity to a range of communications and IT services providers. Across our broad footprint of strategically-located data centers, we provide flexible, scalable and secure IT solutions, including data center space, power and cooling, connectivity and value-add managed services for more than 1,200 customers in the financial services, healthcare, retail, government and technology industries. We build out our data center facilities depending on the needs of our customers to accommodate both multi-tenant environments (hybrid colocation) and customers that require significant amounts of space and power (hyperscale), including federal customers. We believe that we own and operate one of the largest portfolios of multi-tenant data centers in the United States, as measured by gross square footage, and have the capacity to nearly double our sellable data center raised floor space without constructing or acquiring any new buildings. In addition, we own more than 731 acres of land that is available at our data center properties that provides us with the opportunity to significantly expand our capacity to further support future demand from current and new potential customers.

As of March 31, 2020, we operated a portfolio of 24 data centers located throughout the United States, Canada and Europe. Within the United States, our data centers are concentrated in the markets which we believe offer the highest growth opportunities. Our data centers are highly specialized, mission-critical facilities utilized by our customers to store, power and cool the server, storage, and networking equipment that support their most critical business systems and processes. We believe that our data centers are best-in-class and engineered to adhere to the highest specifications commercially available to customers, providing fully redundant, high-density power and cooling sufficient to meet the needs of the largest companies and organizations in the world. We have demonstrated a strong operating track record of “five-nines” (99.999%) reliability since QTS’ inception.

The COVID-19 Pandemic

QTS is actively monitoring developments with respect to COVID-19 and has taken numerous actions based on corporate policies specifically focusing on the safety and wellness of its customers, partners, and employees, as well as providing continuous and resilient services. Although the COVID-19 pandemic is causing significant disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets, as of the date of this report these developments have not had a known material adverse effect on our business. As of the date of this report, each of our data centers in North America and Europe are fully operational and operating in accordance with our business continuity plans. Across each of the respective jurisdictions in which the Company operates, our business has been deemed an essential operation, which allows the Company to remain fully staffed with critical personnel in place to continue to provide continued service and support for its customers.

Since the beginning of the economic disruptions from COVID-19, we have experienced a modest increase in customer requests for payment relief, primarily concentrated in the retail, oil and gas, hospitality and transportation customer verticals. As of March 31, 2020, less than 10% of our MRR balance was generated from these industries. The total revenue associated with customers requesting some form of payment relief represented approximately 5% of our revenue for the three months ended March 31, 2020. Importantly, of the small number of customers requesting some form of payment relief, as of March 31, 2020, the large majority of these customers were current on their rental payments and while we have not reduced their future payments, we have in certain circumstances provided additional flexibility in the form of extended payment terms. Partially due to the risk of non-payment for customers experiencing potential business disruptions due to COVID-19, we increased our bad debt reserve as of March 31, 2020.

In addition to these customer requests for payment relief, we also have experienced modest delays in construction activity in a few of our markets primarily as a result of availability of contractors and slower permitting. However, as of the date of this report none of these delays are expected to create a material adverse change in the our anticipated infrastructure deliveries to customers. From a supply chain perspective, given the long-lead time generally associated with larger components in data center development, such as generators, UPS systems and chillers, as of the date of this report we have acquired the vast majority of equipment needed to complete our 2020 development activities. In addition, we have accelerated the acquisition of additional infrastructure equipment to support our early 2021 expected development activity around our customers’ continued growth expectations.

The extent to which COVID-19 impacts our business and operations remains largely uncertain and will depend on future developments that are highly uncertain and cannot be predicted with confidence, including the duration and scope of the pandemic, new information that may emerge concerning the severity of COVID-19, the response of the overall economy and financial markets and the actions taken to contain COVID-19 or treat its impact, such as government actions, laws or orders or any changes or amendments thereto and the success of any lifting or easing of, or the risk of any premature lifting or easing of, any such restrictions, among others. The COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial performance, and results of operations and may also exacerbate many of the risks identified under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. For a further discussion of the risks related to the COVID-19 pandemic, see “Item 1A Risk Factors.”

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

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of March 31, 2020, only five of our more than 1,200 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 10.9% of our MRR and the next largest customer accounting for only 5.6% of our MRR.

Our Portfolio

As of March 31, 2020, including 100% of the unconsolidated entity with which we are affiliated, we operated 24 data centers located throughout the United States, Canada and Europe, containing an aggregate of approximately 7.2 million gross square feet of space, including approximately 3.2 million “basis-of-design” raised floor square feet (approximately 96.2% of which is wholly owned by us including our data center in Santa Clara which is subject to a long-term ground lease), which represents the total sellable data center raised floor potential of our existing data center facilities. This reflects the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the space and power configuration that we deploy. As of March 31, 2020, this space included approximately 1.7 million raised floor operating net rentable square feet, or NRSF, plus approximately 1.5 million square feet of additional raised floor in our development pipeline, of which approximately 133,000 raised floor square feet is expected to become operational by December 31, 2020. Of the total 1.5 million raised floor square feet in our development pipeline, approximately 108,000 square feet was related to customer leases which had been executed as of March 31, 2020 but not yet commenced. Our facilities collectively have access to approximately 926 megawatts (“MW”) of available utility power. Access to power is typically the most limiting and expensive component in developing a data center and, as such, we believe our significant access to power represents an important competitive advantage.

The following table presents an overview of the portfolio of operating properties that we own or lease, based on information as of March 31, 2020:

			Net Rentable Square Feet (Operating NRSF) (1)
									Available	Basis of	Current
		Gross							Utility	Design	Raised
	Year	Square	Raised	Office &	Supporting		%	Annualized	Power	("BOD")	Floor as a
Property	Acquired (2)	Feet (3)	Floor (4)	Other (5)	Infrastructure (6)	Total	Occupied (7)	Rent (8)	(MW) (9)	NRSF	% of BOD
Richmond, VA	2010	1,318,353	117,309	51,093	131,654	300,056	84.9%	$33,570,024	110	557,309	21.0%
Atlanta, GA (DC-1) (10)	2006	968,695	527,186	36,953	364,815	928,954	97.0%	$118,129,363	72	527,186	100.0%
Irving, TX	2013	698,000	187,742	6,981	198,913	393,636	95.9%	$52,201,124	140	275,701	68.1%
Princeton, NJ	2014	553,930	58,157	2,229	111,405	171,791	100.0%	$10,380,831	22	158,157	36.8%
Chicago, IL	2014	474,979	70,000	1,786	71,622	143,408	95.3%	$19,256,457	56	215,855	32.4%
Ashburn, VA	2017	445,000	110,606	6,096	110,560	227,262	66.1%	$6,882,751	50	178,000	62.1%
Suwanee, GA	2005	369,822	205,608	8,697	107,128	321,433	94.0%	$60,505,502	36	205,608	100.0%
Piscataway, NJ	2016	360,000	103,820	14,311	104,301	222,432	90.9%	$20,486,370	111	176,000	59.0%
Fort Worth, TX	2016	261,836	55,828	17,232	97,699	170,759	77.0%	$5,605,624	50	80,000	69.8%
Santa Clara, CA (11)	2007	135,322	59,905	944	45,094	105,943	90.3%	$22,882,619	11	80,940	74.0%
Sacramento, CA	2012	92,644	54,595	2,794	23,916	81,305	35.8%	$10,243,959	8	54,595	100.0%
Dulles, VA (12)	2017	87,159	30,545	5,997	32,892	69,434	89.4%	$17,846,722	13	48,270	63.3%
Leased facilities (13)	2006 & 2015	190,875	62,274	18,650	41,901	122,825	84.2%	$24,238,797	14	82,886	75.1%
Other (14)	Misc.	459,549	51,561	49,337	70,636	171,534	84.9%	$13,095,663	98	180,380	28.6%
		6,416,164	1,695,136	223,100	1,512,536	3,430,772	89.9%	$415,325,806	791	2,820,887	60.1%

New Property Development
Atlanta, GA (DC-2) (15)	2018	495,000	—	—	—	—	—%	—	—	240,000	—%
Hillsboro, OR	2017	158,000	—	—	—	—	—%	—	—	85,000	—%

Unconsolidated Properties - at 100% Share (16)
Manassas, VA	2018	118,031	22,400	12,663	39,044	74,107	100.0%	$8,456,635	135	66,324	33.8%

Total Properties		7,187,195	1,717,536	235,763	1,551,580	3,504,879	90.1%	$423,782,441	926	3,212,211	53.5%
(1)	Represents the total square feet of a building that is currently leased or available for lease plus developed supporting infrastructure, based on engineering drawings and estimates, but does not include space held for redevelopment or space used for our own office space.
(2)	Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
(3)	With respect to our owned properties, gross square feet represents the entire building area. With respect to leased properties, gross square feet represents that portion of the gross square feet subject to our lease. Gross square feet includes 383,761 square feet of our office and support space, which is not included in operating NRSF.
(4)	Represents management’s estimate of the portion of NRSF of the facility with available power and cooling capacity that is currently leased or readily available to be leased to customers as data center space based on engineering drawings.
(5)	Represents the operating NRSF of the facility other than data center space (typically office and storage space) that is currently leased or available to be leased.
(6)	Represents required data center support space, including mechanical, telecommunications and utility rooms, as well as building common areas.
(7)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced divided by leasable raised floor based on the current configuration of the properties, expressed as a percentage.
(8)	We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under executed contracts as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed contracts (as defined below) as of a particular date, unless otherwise specifically noted, nor does it reflect the accounting associated with any free rent, rent abatements or future scheduled rent increases.
(9)	Represents installed utility power and transformation capacity that is available for use by the facility as of March 31, 2020.
(10)	This property was formerly known as “Atlanta, GA (Metro)” but has been renamed “Atlanta, GA (DC-1)” to distinguish between the existing data center and the new property development shown as “Atlanta, GA (DC-2)” within the new property development section.
(11)	Subject to long-term ground lease.
(12)	The Dulles campus has two data center buildings and the Company is currently relocating customers from the smaller and older facility to the new facility in an effort to optimize its operating cost structure.
(13)	Includes 7 facilities. All facilities are leased, including those subject to finance leases.
(14)	Consists of Miami, FL; Lenexa, KS; Overland Park, KS; Eemshaven, Netherlands and Groningen, Netherlands facilities.
(15)	Represents the development of a new data center building at our Atlanta, GA campus.
(16)	Represents the Company’s unconsolidated entity at 100% share. QTS’ equity ownership of the unconsolidated entity is 50%.

Factors That May Influence Future Results of Operations and Cash Flows

Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of March 31, 2020, we had in place customer leases generating revenue for approximately 90% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental and managed services rates at our properties. The impact of the COVID-19 pandemic, including, but not limited to, the risk of business and/or operational disruptions, disruption of our customers’ businesses that could affect their ability to make rental payments to us, supply chain disruptions and delays in the construction or development of our data centers, future economic downturns, regional downturns or downturns in the technology industry, new technological developments, evolving industry demands and other similar factors could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. For example, since the beginning of the economic disruptions from COVID-19, we have experienced a modest increase in customer requests for payment relief and also have experienced modest delays in construction activity in a few of our markets, primarily as a result of availability of contractors and slower permitting as more fully described under the caption “The COVID-19 Pandemic.” In response to these customer requests, although we have not reduced future payments, we have in certain circumstances provided additional flexibility in the form of extended payment terms. Partially due to the risk of non-payment for customers experiencing potential business disruptions due to COVID-19, we increased our bad debt reserve as of March 31, 2020. Although as of the date of this report these developments have not had a known material adverse effect on the Company’s business, these or other negative trends in one or more of these or other factors described above could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.

Leasing Arrangements. As of March 31, 2020, 45% of our MRR came from customers which individually occupied greater than or equal to 6,600 square feet of space (or approximately 1 MW of power), with the remaining 55% attributable to customers utilizing less than 6,600 square feet of space. As of March 31, 2020, approximately 50% of our MRR was attributable to the metered power model, the majority of which is comprised of customers that individually occupy greater than 6,600 square feet of space. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of March 31, 2020, the remaining approximately 50% of our MRR was attributable to the gross lease or managed service model. Under this model, the customer pays us a fixed amount on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers incur more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease or managed service model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. Our gross leases and managed services contracts generally have a term of three years or less.

Scheduled Lease Expirations. Our ability to minimize rental churn (which we define as MRR lost in the period from a customer intending to fully exit our platform in the near term compared to the total MRR at the beginning of the period) and customer downgrades at renewal and renew, lease and re-lease expiring space will impact our results of operations and cash flows. Leases which have commenced billing representing approximately 14% and 20% of our total leased raised floor are scheduled to expire during the years ending December 31, 2020 (including all month-to-month leases) and 2021, respectively. These leases also represented approximately 24% and 21%, respectively, of our annualized rent as of March 31, 2020. Given that our average rent for larger contracts tend to be at or below market rent at expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.

Acquisitions, Development, and Financing. Our revenue growth also will depend on our ability to acquire and redevelop and/or construct and subsequently lease data center space at favorable rates. We generally fund the cost of data center acquisition, construction and/or redevelopment from our net cash provided by operations, revolving credit facility, other unsecured and secured borrowings, joint ventures or the issuance of additional equity. We believe that we have sufficient access to capital from our current cash and cash equivalents, borrowings under our credit facility and forward equity transactions. Since the beginning of the economic disruptions from COVID-19, we have experienced modest delays in construction activity in a few of our markets, primarily as a result of availability of contractors and slower permitting as more fully described under the caption “The COVID-19 Pandemic.” Although as of the date of this report these developments have not had a known material adverse effect on the Company’s business, these or other negative trends in one or more of these or other factors described above could adversely affect our revenue in future periods, which would impact our results of operations and cash flows.

Unconsolidated Entity. On February 22, 2019, we entered into an agreement with Alinda, an infrastructure investment firm, with respect to our Manassas data center. At closing, we contributed cash and our Manassas data center (a hyperscale data center under development in Manassas, Virginia), and Alinda contributed cash, in each case in exchange for a 50% interest in the unconsolidated entity. The Manassas data center, which is currently leased to a global cloud-based software company pursuant to a 10-year lease agreement, was contributed at an expected stabilized value upon completion of approximately $240 million. At the closing, we received approximately $53 million in net proceeds, which was funded from the cash contributed by Alinda and also borrowings under a $164.5 million secured credit facility entered into by the unconsolidated entity at closing that carries a rate of LIBOR plus 2.00% to 2.25% depending on the existing leverage ratio. We used these distributions to pay down our revolving credit facility and for general corporate purposes. Under the agreement, we will receive additional distributions in the future as and when we complete development of each phase of the Manassas data center and place it into service, which allows us to receive distributions for Alinda’s share of the unconsolidated entity based on the expected full stabilization of the asset. These distributions will be based on a 6.75% capitalization rate for each phase delivered during the first three years of the agreement. Under the agreement, we serve as the unconsolidated entity’s operating member, subject to authority and oversight of a board appointed by us and Alinda, and separately we serve as manager and developer of the facility in exchange for management and development fees. The agreement includes various transfer restrictions and rights of first offer that will allow us to repurchase Alinda’s interest should Alinda wish to exit in the future. In addition, we have agreed to provide Alinda an opportunity to invest in future similar entities based on similar terms and a comparable capitalization rate. This agreement has been reflected as an unconsolidated entity on our reported financial statements beginning in the first quarter of 2019.

Operating Expenses. Our operating expenses generally consist of direct personnel costs, utilities, property and ad valorem taxes, insurance and site maintenance costs and rental expenses on our ground and building leases. In particular, our buildings require significant power to support the data center operations conducted in them. Although a significant portion of our long-term leases – leases with a term greater than three years – contain reimbursements for certain operating expenses, we will not in all instances be reimbursed for all of the property operating expenses we incur. During the first quarter of 2020 we experienced an increase in total operating costs, partially driven by an increase in bad debt expense which was due to the risk of non-payment for customers experiencing potential business disruptions due to COVID-19. We also incur general and administrative expenses, including expenses relating to senior management, our in-house sales and marketing organization, cloud and managed services support personnel and legal, human resources, accounting and other expenses related to professional services. We also will incur additional expenses arising from being a publicly traded company, including employee equity-based compensation. Increases or decreases in our operating expenses will impact our results of operations and cash flows. We expect to incur additional operating expenses as we continue to expand. Although as of the date of this report the expenses described above related to the COVID-19 pandemic have not had a known material adverse effect on the Company’s business, these or other negative trends in one or more of these or other factors described above could adversely affect our operating expenses in future periods, which would impact our results of operations and cash flows.

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

The following leasing and booked-not-billed statistics include results of the consolidated business as well as QTS’ 50% share of revenue from the unconsolidated entity, if any.

				Incremental
		Number of	Annualized rent (2)	Annualized Rent (2), Net
	Period	Leases	per leased sq ft	of Downgrades
New/modified leases signed	Three Months Ended March 31, 2020	486	$388	$21,832,767

		Number of
		Renewed	Annualized rent (2)
	Period	Leases	per leased sq ft	Annualized Rent (2)	Rent Change
Renewed Leases (1)	Three Months Ended March 31, 2020	78	$871	$11,279,385	5.0%
(1)	We define renewals as leases where the customer retains the same amount of space before and after renewals, which facilitates rate comparability.
(2)	We define annualized rent as MRR as of March 31, 2020, multiplied by 12.

The following table outlines the booked-not-billed balance as of March 31, 2020 and how that is expected to affect revenue in 2020 and subsequent years:

Booked-not-billed ("BNB") (1)	2020	2021	Thereafter	Total
MRR	$2,931,570	$3,380,378	$2,099,609	$8,411,557
Incremental revenue (2)	16,597,741	27,959,324	25,195,308
Annualized revenue (3) (4)	$35,178,845	$40,564,534	$25,195,308	$100,938,688
(1)

Includes the Company’s consolidated booked-not-billed balance in addition to booked-not-billed revenue associated with the unconsolidated entity at QTS’ pro rata share of the booked-not-billed revenue. Of the $100.9 million annualized booked-not-billed revenue, approximately $1.8 million related to QTS’ pro rata share of booked-not-billed revenue associated with the unconsolidated entity.

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

(4)

As of March 31, 2020, adjusting booked-not-billed revenue for the effects of revenue which had begun recognition via straight line rent, the Company’s annualized booked-not-billed balance was $54.8 million, of which $26.1 million was attributable to 2020, $16.7 million was attributable to 2021, and $12.0 million was attributable to years thereafter.

The Company estimates the remaining cost to provide the space, power, connectivity and other services to the customer contracts which had not billed as of March 31, 2020 to be approximately $226 million. This estimate generally includes customers with newly contracted space of more than 3,300 square feet of raised floor space. The space, power, connectivity and other services provided to customers that contract for smaller amounts of space is generally provided by existing space which was previously developed.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Changes in revenues and expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 are summarized below (unaudited and in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Revenues:
Rental	$120,081	$109,389	$10,692	10%
Other	6,211	3,300	2,911	88%
Total revenues	126,292	112,689	13,603	12%
Operating expenses:
Property operating costs	40,781	34,103	6,678	20%
Real estate taxes and insurance	3,911	3,367	544	16%
Depreciation and amortization	45,070	38,788	6,282	16%
General and administrative	20,683	19,891	792	4%
Transaction and integration costs	216	1,214	(998)	(82)%
Total operating expenses	110,661	97,363	13,298	14%
Gain on sale of real estate, net	—	13,408	(13,408)	(100)%
Operating income	15,631	28,734	(13,103)	(46)%
Other income and expense:
Interest income	—	45	(45)	(100)%
Interest expense	(7,162)	(7,146)	16	0%
Other income	159	—	159	* %
Equity in net loss of unconsolidated entity	(677)	(274)	(403)	147%
Income before taxes	7,951	21,359	(13,408)	(63)%
Tax benefit (expense) of taxable REIT subsidiaries	169	(211)	380	180%
Net income	$8,120	$21,148	$(13,028)	(62)%

Revenues. Total revenues for the three months ended March 31, 2020 were $126.3 million compared to $112.7 million for the three months ended March 31, 2019. The increase of $13.6 million, or 12%, was largely attributable to growth in our hyperscale and hybrid colocation offerings, primarily through increases in revenues in the Ashburn, Atlanta (DC-1), Chicago, Fort Worth and Irving data centers as well as the acquisition of the Groningen data center. Offsetting these increases were revenue reductions in various leased facilities partly associated with the exit from those facilities.

Property Operating Costs. Property operating costs for the three months ended March 31, 2020 were $40.8 million compared to property operating costs of $34.1 million for the three months ended March 31, 2019, an increase of $6.7 million, or 20%. The breakdown of our property operating costs is summarized in the table below (unaudited and in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Property operating costs:
Direct payroll	$6,528	$5,727	$801	14%
Rent	2,748	3,170	(422)	(13)%
Repairs and maintenance	3,339	2,811	528	19%
Utilities	14,988	13,853	1,135	8%
Management fee allocation	4,676	4,466	210	5%
Other	8,502	4,076	4,426	109%
Total property operating costs	$40,781	$34,103	$6,678	20%

The increase in total property operating costs was largely driven by ongoing company growth. In addition, there was an increase in bad debt expense which was partially attributable to the risk of a loss across our portfolio of lease receivables primarily related to customers experiencing business disruptions due to COVID-19, which is included in the “Other” line item of the property operating costs table above. Also contributing to the increase in property operating costs was an increase to utilities expense largely related to increased power usage. Rent expense decreased primarily due to our transition out of two small international leased facilities in 2019.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the three months ended March 31, 2020 were $3.9 million compared to $3.4 million for the three months ended March 31, 2019. The increase of $0.5 million, or 16%, was primarily attributable to an increase in taxes at our Irving, Fort Worth, and Ashburn facilities.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2020 was $45.1 million compared to $38.8 million for the three months ended March 31, 2019. The increase of $6.3 million, or 16%, was due primarily to additional depreciation expense relating to an increase in assets placed in service at our Ashburn, Chicago and Irving facilities.

General and Administrative Expenses. General and administrative expenses were $20.7 million for the three months ended March 31, 2020 compared to general and administrative expenses of $19.9 million for the three months ended March 31, 2019, an increase of $0.8 million, or 4%. The increase was primarily attributable to an increase in equity-based compensation expense.

Transaction and Integration Costs. Transaction and integration costs were $0.2 million for the three months ended March 31, 2020, compared to $1.2 million for the three months ended March 31, 2019. The decrease of $1.0 million, or 82%, indicated a decrease in costs associated with the assessment of actual and potential acquisitions during the three months ended March 31, 2020.

Gain on sale of real estate, net. The gain on sale of real estate net incurred during the three months ended March 31, 2019 primarily relates to a $13.4 million net gain realized upon sale of the Manassas facility to the unconsolidated entity which represents the fair value of cash and noncash consideration received in the sale transaction, net of costs directly related to the sale in excess of the carrying amounts of the assets.

Interest Expense. Interest expense for the three months ended March 31, 2020 was $7.2 million compared to $7.1 million for the three months ended March 31, 2019. Our average total debt balance increased from the prior period which was offset by a decrease in interest rates which led to a similar level of total interest costs incurred compared to the prior period.

Other Income (Expense). Other income (expense) represents the impact of foreign currency exchange rate fluctuations on the value of investments in foreign subsidiaries whose functional currencies are other than the U.S. Dollar. We recognized $0.2 million of foreign currency gain related to our investment in the Netherlands facilities during the three months ended March 31, 2020.

Equity in net income (loss) of unconsolidated entity. This represents equity in earnings (loss) of our unconsolidated entity formed during the first quarter of 2019 that owns our Manassas data center. The increase in net loss for the three months ended March 31, 2020 compared to March 31, 2019 was primarily attributable to the unconsolidated entity being in place for a full quarter in the current period compared to only a portion of the prior period.

Tax Expense (Benefit) of Taxable REIT Subsidiaries. The tax benefit of our taxable REIT subsidiaries for the three months ended March 31, 2020 was $0.2 million compared to $0.2 million of tax expense for the three months ended March 31, 2019. The determination that certain deferred tax assets may not be utilized prior to expiration was applied to both three month periods ended March 31, 2020 and March 31, 2019.

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

FFO, Operating FFO and Adjusted Operating FFO

We consider funds from operations (“FFO”) to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (loss) (computed in accordance with GAAP), adjusted to exclude gains (or losses) from sales of depreciable real estate related to our primary business, impairment write-downs of depreciable real estate related to our primary business, real estate-related depreciation and amortization, and similar adjustments for unconsolidated entities. To the extent we incur gains or losses from the sale of assets that are incidental to our primary business, or incur impairment write-downs associated with assets that are incidental to our primary business, we include such amounts in our calculation of FFO. Our management uses FFO as a supplemental performance measure because, in excluding real estate-related depreciation and amortization, impairment and gains and losses from property dispositions related to our primary business, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs.

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

A reconciliation of net income (loss) to FFO, Operating FFO and Adjusted Operating FFO is presented below (unaudited and in thousands):

	Three Months Ended
	March 31,
	2020	2019
FFO
Net income	$8,120	$21,148
Equity in net loss of unconsolidated entity	677	274
Real estate depreciation and amortization	41,700	35,927
Gain on sale of real estate, net	—	(13,408)
Pro rata share of FFO from unconsolidated entity	278	41
FFO	50,775	43,982
Preferred stock dividends	(7,045)	(7,045)
FFO available to common stockholders & OP unit holders	43,730	36,937

Transaction and integration costs	216	1,214
Operating FFO available to common stockholders & OP unit holders (1)	43,946	38,151

Maintenance Capex	(1,662)	(709)
Leasing commissions paid	(8,998)	(6,515)
Amortization of deferred financing costs	987	978
Non real estate depreciation and amortization	3,370	2,861
Straight line rent revenue and expense and other	(3,755)	(1,422)
Tax expense (benefit) from operating results	(169)	211
Equity-based compensation expense	4,875	3,300
Adjustments for unconsolidated entity	66	22
Adjusted Operating FFO available to common stockholders & OP unit holders (1)	$38,660	$36,877
(1)	The Company’s calculations of Operating FFO and Adjusted Operating FFO may not be comparable to Operating FFO and Adjusted Operating FFO as calculated by other REITs that do not use the same definition.

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

A reconciliation of total GAAP revenues to recognized MRR in the period and MRR at period end is presented below (unaudited and in thousands):

	Three Months Ended
	March 31,
	2020	2019
Recognized MRR in the period
Total period revenues (GAAP basis)	$126,292	$112,689
Less: Total period variable lease revenue from recoveries	(12,275)	(10,793)
Total period deferred setup fees	(3,924)	(3,232)
Total period straight line rent and other	(8,032)	(3,942)
Recognized MRR in the period	$102,061	$94,722

MRR at period end
Total period revenues (GAAP basis)	$126,292	$112,689
Less: Total revenues excluding last month	(82,446)	(73,809)
Total revenues for last month of period	43,846	38,880
Less: Last month variable lease revenue from recoveries	(4,156)	(3,871)
Last month deferred setup fees	(1,410)	(1,242)
Last month straight line rent and other	(3,669)	(2,068)
Add: Pro rata share of MRR at period end of unconsolidated entity	352	253
MRR at period end (1)	$34,963	$31,952
(1)	Does not include our booked-not-billed MRR balance, which was $8.4 million and $4.6 million as of March 31, 2020 and 2019, respectively.

Net Operating Income (NOI)

We calculate net operating income (“NOI”), as net income (computed in accordance with GAAP), excluding: interest expense, interest income, tax expense (benefit) of taxable REIT subsidiaries, depreciation and amortization, write off of unamortized deferred financing, debt restructuring costs, gain (loss) on extinguishment of debt, transaction and integration costs, gain (loss) on sale of real estate, restructuring costs, general and administrative expenses and similar adjustments for unconsolidated entities. We allocate a management fee charge of 4% of cash revenues for all facilities (with the exception of the leased facilities acquired in 2015, which were allocated a charge of 10% of cash revenues) as a property operating cost and a corresponding reduction to general and administrative expense to cover the day-to-day administrative costs to operate our data centers. The management fee charge is reflected as a reduction to net operating income.

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

A reconciliation of net income to NOI is presented below (unaudited and in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net Operating Income (NOI)
Net income	$8,120	$21,148
Equity in net loss of unconsolidated entity	677	274
Interest income	—	(45)
Interest expense	7,162	7,146
Depreciation and amortization	45,070	38,788
Other (income) expense	(159)	—
Tax expense (benefit) of taxable REIT subsidiaries	(169)	211
Transaction and integration costs	216	1,214
General and administrative expenses	20,683	19,891
Gain on sale of real estate, net	—	(13,408)
NOI from consolidated operations (1)	$81,600	$75,219
Pro rata share of NOI from unconsolidated entity	844	234
Total NOI (1)	$82,444	$75,453
(1)	Includes facility level general and administrative allocation charges of 4% of cash revenue for all facilities. These allocated charges aggregated to $4.7 million and $4.5 million for the three month periods ended March 31, 2020 and 2019, respectively.

Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (EBITDAre) and Adjusted EBITDA

We calculate EBITDAre in accordance with the standards established by NAREIT. EBITDAre represents net income (computed in accordance with GAAP) adjusted to exclude gains (or losses) from sales of depreciated property related to our primary business, income tax expense (or benefit), interest expense, depreciation and amortization, impairments of depreciated property related to our primary business, and similar adjustments for unconsolidated entities. Management uses EBITDAre as a supplemental performance measure because it provides performance measures that, when compared year over year, captures the performance of our operations by removing the impact of our capital structure (primarily interest expense) and asset base charges (primarily depreciation and amortization) from our operating results.

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

A reconciliation of net income to EBITDAre and Adjusted EBITDA is presented below (unaudited and in thousands):

	Three Months Ended
	March 31,
	2020	2019
EBITDAre and Adjusted EBITDA
Net income	$8,120	$21,148
Equity in net loss of unconsolidated entity	677	274
Interest income	—	(45)
Interest expense	7,162	7,146
Tax expense (benefit) of taxable REIT subsidiaries	(169)	211
Depreciation and amortization	45,070	38,788
Gain on disposition of depreciated property	—	(13,408)
Pro rata share of EBITDAre from unconsolidated entity	819	215
EBITDAre	61,679	54,329

Equity-based compensation expense	4,875	3,300
Transaction and integration costs	216	1,214
Adjusted EBITDA	$66,770	$58,843

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

In addition to the $173.0 million of capital expenditures incurred in the three months ended March 31, 2020, we expect that we will incur approximately $375 million to $425 million in additional capital expenditures through December 31, 2020 in connection with the development of our data center facilities, which excludes acquisitions and includes our 50% proportionate share of capital expenditures at the Manassas facility that was contributed to an unconsolidated entity. We expect to spend approximately $325 million to $375 million of capital expenditures with vendors on development, and the remainder on other capital expenditures and capitalized internal project costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of expenditures may vary.

We expect to meet these costs and our other short-term liquidity needs through operating cash flow, cash and cash equivalents, borrowings under our credit facility, proceeds from the forward equity transactions discussed below, additional equity issuances through our ATM program or other capital markets activity. We may also sell an interest in certain projects into unconsolidated entities as another source of capital.

Our cash paid for capital expenditures for the three months ended March 31, 2020 and 2019 are summarized in the table below (unaudited and in thousands):

	Three Months Ended March 31,
	2020	2019
Development	$143,153	$72,688
Acquisitions	1,797	—
Maintenance capital expenditures	1,662	709
Other capital expenditures (1)	26,403	27,837
Total capital expenditures	$173,015	$101,234
(1)	Represents capital expenditures for capitalized interest, commissions, personal property, overhead costs and corporate fixed assets. Corporate fixed assets primarily relate to construction of corporate offices, leasehold improvements and product related assets.

Long-Term Liquidity

Our long-term liquidity needs primarily consist of funds for property acquisitions, scheduled debt maturities, payment of principal at maturity of our Senior Notes, funding payments for finance leases, dividend payments on our Series A Preferred Stock and Series B Preferred Stock and recurring and non-recurring capital expenditures. We may also pursue new developments and additional redevelopment of our data centers and future redevelopment of other space in our portfolio. We may also pursue development on land which QTS currently owns that is available at our data center properties in Atlanta (DC–2) (which represents the development of a new data center building at our Atlanta (DC-1) campus), Atlanta-Suwanee, Richmond, Irving, Fort Worth, Princeton, Chicago, Ashburn, Phoenix, Hillsboro and Manassas, through our unconsolidated entity. The development and/or redevelopment of this space, including timing, is at our discretion and will depend on a number of factors, including availability of capital and our estimate of the demand for data center space in the applicable market. We expect to meet our long-term liquidity needs with net cash provided by operations, incurrence of additional long-term indebtedness, borrowings under our credit facility, distributions from our unconsolidated entity and issuance of additional equity or debt securities, subject to prevailing market conditions, as discussed below. We may also sell an interest in certain projects into unconsolidated entities as another source of capital.

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

In February 2019, we conducted an underwritten offering of 7,762,500 shares of Class A common stock, consisting of 4,000,000 shares issued during the first quarter of 2019 and 3,762,500 shares sold on a forward basis, which included 1,012,500 shares sold upon full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of approximately $159 million from the issuance of 4,000,000 shares during the first quarter of 2019, which were used to repay amounts outstanding under our unsecured revolving credit facility. During the third quarter of 2019, we settled 2,832,000 forward shares for total net proceeds of approximately $110 million, which was used to repay amounts outstanding under our revolving credit facility. In addition, during the three months ended March 31, 2020, we settled the remaining shares subject to the forward sale agreements with net proceeds received in the three months ended March 31, 2020 totaling $35.8 million.

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

During the year ended December 31, 2019, we utilized the forward provisions under the ATM Program to allow for the sale of up to an aggregate of 2.9 million shares of our common stock. During the three months ended March 31, 2020, we received $47.5 million of net proceeds from the settlement of forward shares issued through the ATM Program. In addition, through May 4, 2020, we utilized the forward provisions under the ATM Program to allow for the sale of additional shares of our common stock as noted in the table below.

The following table represents a summary of our equity issuances during the three months ended March 31, 2020, as well as through May 4, 2020 (unaudited and in thousands):

Offering Program	Forward Shares Sold/(Settled)		Net Proceeds Received	Remaining Expected Proceeds Available
Total as of December 31, 2019	3,795			$177,845
February 2019 Offering - Settlement	(931)	(1)	$35,841	(35,841)
ATM Program - Settlements	(1,000)	(1)	47,490	(47,490)
ATM Program - Sales	3,917		-	209,934
Total as of March 31, 2020	5,781		$83,331	$304,448
ATM Program - Sales	634		-	37,094
Total as of May 4, 2020	6,415		$83,331	$341,542
(1)	Represents the number of forward shares we elected to physically settle during the three months ending March 31, 2020.

We expect to physically settle (by delivering shares of common stock) the forward sales under the ATM program prior to the first anniversary date of each respective transaction. As seen in the table above, we currently have access to approximately $342 million of net proceeds through forward stock sales (subject to further adjustment as described below). We view forward equity sales under our ATM program as an important capital raising tool that we expect to continue to strategically and selectively use, subject to market conditions and overall availability under the ATM program.

At any time during the term of any forward sale, we may settle the forward sale by physical delivery of shares of common stock to the forward purchaser or, at our election, cash settle or net share settle. The initial forward sale price per share under each forward sale equals the product of (x) an amount equal to 100% minus the applicable forward selling commission and (y) the volume weighted average price per share at which the borrowed shares of our common stock were sold pursuant to the equity distribution agreement by the relevant forward seller during the applicable forward hedge selling period for such shares to hedge the relevant forward purchaser’s exposure under such forward sale. Thereafter, the forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor equal to the specified daily rate less a spread, and is decreased based on specified amounts related to dividends on shares of our common stock during the term of the applicable forward sale. If the specified daily rate is less than the spread on any day, the interest rate factor will result in a daily reduction of the applicable forward sale price.

Manassas Unconsolidated Entity

On February 22, 2019, we entered into an agreement with Alinda Capital Partners (“Alinda”), an infrastructure investment firm, with respect to our Manassas data center, as described above under “Factors That May Influence Future Results of Operations and Cash Flows.” At the closing, we received approximately $53 million in proceeds, which was comprised of the cash contributed by Alinda and also borrowings under a $164.5 million secured credit facility entered into by the unconsolidated entity at closing that carries a rate of LIBOR plus 2.00% to 2.25% depending on the existing leverage ratio. We used these proceeds to pay down our revolving credit facility and for general corporate purposes. Under the agreement, we will receive additional proceeds in the future as and when we complete development of each phase of the Manassas data center and place it into service, which allows us to receive proceeds for Alinda’s share of the unconsolidated entity based on the expected full stabilization of the asset. These proceeds will be based on a 6.75% capitalization rate for each phase delivered during the first three years of the agreement.

Cash

As of March 31, 2020, resulting from heightened volatility in the capital markets, we increased our cash and cash equivalents balance to approximately $172.0 million, primarily through settlement of the aforementioned forward equity sales and draws on our unsecured revolving credit facility, which is considerably greater than historical levels. Subsequent to March 31, 2020, we reduced our cash position more in line with historical cash balances by using a portion of cash on hand to repay a portion of our unsecured revolving credit facility, pay dividends to common and preferred stockholders and fund additional capital expenditures.

Dividends and Distributions

The following tables present quarterly cash dividends and distributions paid to QTS’ common and preferred stockholders and the Operating Partnership’s unit holders for the three months ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020
			Aggregate
		Per Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock/Units
December 20, 2019	January 7, 2020	$0.44	$28.6
			$28.6

Series A Preferred Stock/Units
December 31, 2019	January 15, 2020	$0.45	$1.9
			$1.9

Series B Preferred Stock/Units
December 31, 2019	January 15, 2020	$1.63	$5.1
			$5.1

Three Months Ended March 31, 2019
			Aggregate
		Per Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock/Units
December 21, 2018	January 8, 2019	$0.41	$23.7
			$23.7

Series A Preferred Stock/Units
December 31, 2018	January 15, 2019	$0.45	$1.9
			$1.9

Series B Preferred Stock/Units
December 31, 2018	January 15, 2019	$1.63	$5.1
			$5.1

Additionally, subsequent to March 31, 2020, we paid the following dividends:

●	On April 7, 2020, the Company paid its regular quarterly cash dividend of $0.47 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on March 20, 2020.

●	On April 15, 2020, the Company paid a quarterly cash dividend of approximately $0.45 per share on its Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on March 31, 2020 and the Operating Partnership paid a quarterly cash distribution of approximately $0.45 per unit on outstanding Series A Preferred Units held by the Company.

●	On April 15, 2020, the Company paid a quarterly cash dividend of approximately $1.63 per share on its Series B Preferred Stock to holders of Series B Preferred Stock of record as of the close of business on March 31, 2020 and the Operating Partnership paid a quarterly cash distribution of approximately $1.63 per unit on outstanding Series B Preferred Units held by the Company.

Indebtedness

As of March 31, 2020, we had approximately $1,675.4 million of indebtedness, including finance lease obligations.

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

Our ability to borrow under the new unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations on liens, mergers, consolidations, investments, distributions, asset sales and affiliate transactions, as well as the following financial covenants: (i) the Operating Partnership's and its subsidiaries' consolidated total unsecured debt plus any capitalized lease obligations with respect to the unencumbered asset pool properties may not exceed 60% of the unencumbered asset pool value (or 65% of the unencumbered asset pool value for up to four consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent, provided the four fiscal quarter period includes the quarter in which the material acquisition was consummated); (ii) the unencumbered asset pool debt yield cannot be less than 10.5%; (iii) QTS must maintain a minimum fixed charge coverage ratio (defined as the ratio of consolidated EBITDA, subject to certain adjustments, to consolidated fixed charges) for the prior two most recently-ended calendar quarters of 1.50 to 1.00; (iv) QTS must maintain a maximum debt to gross asset value (as defined in the amended and restated credit agreement) ratio of 60% (or 65% for the four consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent, provided the four fiscal quarter period includes the quarter in which the material acquisition was consummated); and (v) QTS must maintain tangible net worth (as defined in the amended and restated credit agreement) which cannot be less than the sum of $1,686,000,000 plus 75% of the net proceeds from any equity offerings subsequent to June 30, 2019.

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

As of March 31, 2020, we had outstanding $1,229.1 million of indebtedness under the unsecured credit facility, consisting of $529.1 million of outstanding borrowings under the unsecured revolving credit facility and $700.0 million outstanding under the term loans, exclusive of net debt issuance costs of $6.2 million. In connection with the unsecured credit facility, as of March 31, 2020, we had additional letters of credit outstanding aggregating to $4.0 million.

As of March 31, 2020, we had interest rate swap agreements in place with an aggregate notional amount of $700 million. The forward swap agreements effectively fix the interest rate on $700 million of term loan borrowings, $225 million of swaps allocated to Term Loan A, $225 million allocated to Term Loan B and $250 million allocated to Term Loan C, through the current maturity dates of the respective term loans.

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

The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS, the Issuers or any other subsidiary guarantor. QTS Realty Trust, Inc. does not guarantee the Senior Notes and will not be required to guarantee the Senior Notes except under certain circumstances. The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of November 8, 2017, among QTS, the Issuers, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”). As of March 31, 2020, the outstanding net debt issuance costs associated with the Senior Notes were $4.3 million.

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

Lenexa Mortgage. On March 8, 2017, we entered into a $1.9 million mortgage loan secured by our Lenexa facility. This mortgage has a fixed rate of 4.1%, with periodic principal payments due monthly and a balloon payment of $1.6 million in May 2022. As of March 31, 2020, the outstanding balance under the Lenexa mortgage was $1.7 million.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2020 including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (unaudited and in thousands):

Obligations (1)	2020	2021	2022	2023	2024	Thereafter	Total
Operating Leases	$7,194	$9,818	$10,266	$10,393	$8,317	$48,908	$94,896
Finance Leases	1,960	2,712	2,958	3,229	3,516	30,144	44,519
Future Principal Payments of Indebtedness (2)	52	73	1,599	529,135	225,000	875,000	1,630,859
Total (3)	$9,207	$12,602	$14,823	$542,757	$236,832	$954,052	$1,770,274
(1)	Contractual obligations do not include our energy power purchase agreements as QTS has the ability to sell unused capacity back to the utility provider.
(2)	Does not include the related debt issuance costs on the Senior Notes nor the related debt issuance costs on the term loans reflected at March 31, 2020. Also does not include letters of credit outstanding aggregating to $4.0 million as of March 31, 2020 under our unsecured credit facility.

(3)	Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facilities, mortgages, finance leases, and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt and inclusive of the effects of interest rate swaps, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of March 31, 2020 (unaudited and in thousands):

2020	2021	2022	2023	2024	Thereafter	Total
$41,582	$55,349	$57,304	$56,952	$38,186	$34,578	$283,951

Off-Balance Sheet Arrangements

On February 22, 2019, we entered into an agreement with Alinda Capital Partners (“Alinda”), an infrastructure investment firm, with respect to our Manassas data center, as described above under “Factors That May Influence Future Results of Operations and Cash Flows.” As of March 31, 2020, our pro rata share of mortgage debt of the unconsolidated entity, excluding deferred financing costs, was approximately $36.8 million, the majority of which is subject to forward interest rate swap agreements. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for information on the Company’s interest rate swaps.

In June 2019, we established the ATM Program pursuant to which we may issue, from time to time, up to $400 million of our Class A common stock, which may include shares to be sold on a forward basis. The use of forward sales under the ATM Program generally allows the Company to lock in a price on the sale of shares when sold by the forward sellers, but defer receiving the net proceeds from such sales until the shares are issued at settlement on a later date.

Through May 4, 2020, the Company currently has access to approximately $342 million of net proceeds through forward stock sales (subject to further adjustment as described above under the heading “Equity Capital”). The Company views forward equity sales under its ATM Program as an important capital raising tool that it expects to continue to strategically and selectively use, subject to market conditions and overall availability under the ATM Program. See the section above titled “Equity Capital” for additional information related to our forward stock sales.

Cash Flows

Cash flow for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 are summarized below (unaudited and in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cash flow provided by (used for):
Operating activities	$71,062	$44,168
Investing activities	(173,015)	(48,512)
Financing activities	258,449	11,263

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Cash flow provided by operating activities was $71.1 million for the three months ended March 31, 2020 compared to $44.2 million for the three months ended March 31, 2019. There was an increase in cash operating income of $11.8 million from the prior period primarily related to our expansion of certain data centers and leasing activity as well as an increase in cash flow associated with net changes in working capital of $15.1 million primarily related to changes in accounts payable and accrued liabilities and advance rents and other liabilities.

Cash flow used for investing activities increased by $124.5 million to $173.0 million for the three months ended March 31, 2020, compared to $48.5 million for the three months ended March 31, 2019. The increase was due primarily to cash proceeds of $52.7 million received from the Company’s contribution of assets to an unconsolidated entity during the prior period as well as an increase in additions to property and equipment of $70.0 million.

Cash flow provided by financing activities increased by $247.2 million to $258.4 million for the three months ended March 31, 2020, compared to $11.3 million for the three months ended March 31, 2019. The increase was primarily due to $329.9 million of higher net borrowings under the Company’s revolving credit facility during the current period, partially offset by lower net equity issuance proceeds of $76.1 million as well as higher payments of cash dividends to common stockholders of $4.7 million.

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

Additional information regarding the Company’s Critical Accounting Policies and Estimates is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Inflation

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

The Operating Partnership also includes certain partners that are subject to a taxable income allocation, however, not entitled to receive recurring distributions. The partnership agreement does stipulate however, to the extent that taxable income is allocated to these partners that the partnership will make a distribution to these partners equal to the lesser of the actual per unit distributions made to Class A partners or an estimated amount to cover federal, state and local taxes on the allocated taxable income. No such distributions were made to these partners during the three months ended March 31, 2020 and 2019.

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

As of March 31, 2020, we had interest rate swap agreements in place with an aggregate notional amount of $700 million. The forward swap agreements effectively fix the interest rate on $700 million of term loan borrowings, $225 million of swaps allocated to Term Loan A, $225 million allocated to Term Loan B and $250 million allocated to Term Loan C, through the current maturity dates of the respective term loans.

As of March 31, 2020, after consideration of interest rate swaps in effect, we had outstanding $529.1 million of consolidated indebtedness that bore interest at variable rates, which was comprised of the revolving portion of the unsecured credit facility.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. A 1% increase in interest rates would increase the interest costs on the $529.1 million of variable indebtedness outstanding as of March 31, 2020 by approximately $5.3 million annually. Conversely, a decrease in the LIBOR rate to 0.00% would decrease the interest costs on this $529.1 million of variable indebtedness outstanding by approximately $5.3 million annually based on the one month LIBOR rate of approximately 0.99% as of March 31, 2020.

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

ITEM 4. Controls and Procedures

QTS Realty Trust, Inc.

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended March 31, 2020, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QTS’ disclosure controls and procedures are effective to ensure that information required to be disclosed by QTS in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in QTS’ internal control over financial reporting during the period ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, QTS’ internal control over financial reporting.

QualityTech, LP

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended March 31, 2020, conducted by the Operating Partnership’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Operating Partnership’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in QTS’ internal control over financial reporting during the period ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, QTS’ internal control over financial reporting.

.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on us.

ITEM 1A. Risk Factors

Except as set forth below, as of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020, which are accessible on the SEC’s website at www.sec.gov.

Our business may be adversely affected by the recent coronavirus (COVID-19) pandemic or by future outbreaks of highly infectious or contagious diseases or other public health crises.

The novel coronavirus (COVID-19) pandemic is causing significant disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is rapidly evolving and, as cases of the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. The COVID-19 pandemic or any other future outbreaks of highly infectious or contagious diseases or other public health crises, and any preventative or protective actions that we or others may take in response thereto , may result in business and/or operational disruption for us and/or our customers, suppliers, contractors, capital sources and other business partners. For example, our customers’ businesses have been and may continue to be disrupted due to the COVID-19 pandemic, which could affect their ability to make rental payments to us, and if this were to occur, our revenues could be negatively affected. Furthermore, the COVID-19 pandemic has and may continue to, and other global economic disrupters could, negatively impact our supply chain, increase the costs of development and cause delays in the construction or development of our data centers due to delays in the ability to obtain permits, disruptions in the availability of contractors, disruptions in the supply of materials or products or the inability of our contractors to perform on a timely basis or at all, and it may not be possible to find replacement products or supplies. Any such disruptions or delays such could adversely affect our business and growth.

Additional factors that could negatively impact our ability to successfully operate during or following the COVID-19 pandemic or similar public health crises, or that could otherwise significantly adversely impact and disrupt our business, financial condition and results of operations, include, but are not limited to, the risk of unanticipated operating costs and expenses related to measures taken to ensure health and safety and business continuity; difficulty in accessing debt and equity capital on attractive terms, or at all, or a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which could affect our access to capital necessary to fund our operations and liquidity needs; the increased risk of cyber incidents and disruptions to our internal control procedures due to increased teleworking and state stay-at-home orders, and the processes, procedures and controls that we have implemented to help mitigate cyber risks may not be sufficient or that our internal control procedures may experience challenges or delays; the continued service and availability of personnel, including our executive officers and other leaders that are part of our management team and our ability to recruit, attract and retain skilled personnel to the extent our management or personnel are impacted in significant numbers or in other significant ways by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work; and the risk of asset impairments due to future changes in expectations for sales, earnings and cash flows related to fixed assets, intangible assets and goodwill.

Any of the foregoing risks and developments, as well as others, could have a material adverse effect on our business, financial condition and results of operations. The extent to which the COVID-19 pandemic impacts our business and operations remains largely uncertain and will depend on future developments that are highly uncertain and cannot be predicted with confidence, including the duration and scope of the pandemic, new information that may emerge concerning the severity of COVID-19, the response of the overall economy and financial markets and the actions taken to contain COVID-19 or treat its impact, such as government actions, laws or orders or any changes or amendments thereto and the success of any lifting or easing of, or the risk of any premature lifting or easing of, any such restrictions, among others. The COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial performance, and results of operations and may also exacerbate many of the risks identified under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

QTS did not sell any securities during the three months ended March 31, 2020 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

QTS from time to time issues shares of Class A common stock, including pursuant to the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) upon exercise of stock options issued and grant of restricted stock under the 2013 Equity Incentive Plan, and upon redemption of Class A units of limited partnership of the Operating Partnership (either through Class A units previously held or those received from conversion of Class O units from the QualityTech, LP 2010 Equity Incentive Plan). Pursuant to the partnership agreement of the Operating Partnership, each time QTS issues shares of common stock, the Operating Partnership issues to QTS, its general partner, an equal number of Class A units. The units issued to QTS are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to QTS and therefore, did not involve a public offering. During the three months ended March 31, 2020, the Operating Partnership issued approximately 25,000 Class A units to QTS in connection with Class A unit redemptions and stock option exercises and issuances pursuant to the 2013 Equity Incentive Plan, with a value aggregating approximately $1.5 million based on the respective dates of the redemptions and option exercises, as applicable. During the three months ended March 31, 2020 the Operating Partnership issued approximately 1,000,000 Class A units to QTS related to the settlement of a portion of the shares subject to forward sale agreements under the ATM, with an aggregate value of approximately $47.5 million, net of equity issuance costs. In addition, during the three months ended March 31, 2020 the Operating Partnership issued approximately 931,000 Class A units to QTS related to the settlement of the remaining shares subject to forward sale agreements under the February 2019 Offering, with an aggregate value of approximately $35.8 million, net of equity issuance costs.

The Operating Partnership also issues Class A units upon the conversion of Class O units of the Operating Partnership. During the three months ended March 31, 2020, the Operating Partnership issued less than 0.1 million Class A units to holders of Class O units. These Class A units were not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to the respective holders of Class O units at the time of conversion and did not involve a public offering.

Repurchases of Equity Securities

During the three months ended March 31, 2020, certain of our employees surrendered Class A common stock owned by them to satisfy their federal and state tax obligations in connection with the vesting of restricted common stock under the 2013 Equity Incentive Plan.

The following table summarizes all of these repurchases during the three months ended March 31, 2020:

Total number of
			shares purchased as	Maximum number of
	Total number	Average price	part of publicly	shares that may yet be
	of shares	paid per	announced plans or	purchased under the
Period	purchased (1)	share	programs	plans or programs
January 1, 2020 through January 31, 2020	—	$—	N/A	N/A
February 1, 2020 through February 29, 2020	—	—	N/A	N/A
March 1, 2020 through March 31, 2020	39,589	57.92	N/A	N/A
Total	39,589	$57.92
(1)	The number of shares purchased represents shares of Class A common stock surrendered by certain of our employees to satisfy their federal and state tax obligations associated with the vesting of restricted common stock. With respect to these shares, the price paid per share is based on the closing price of our Class A common stock as of the date of the determination of the federal income tax.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description

3.1

Articles of Amendment and Restatement of QTS Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013 (Commission File No. 001-36109)

3.2

Second Amended and Restated Bylaws of QTS Realty Trust, Inc., incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2017 (Commission File No. 001-36109)

3.3

Articles Supplementary designating QTS Realty Trust, Inc.’s 7.125% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on March 15, 2018 (Commission File No. 001-36109)

3.4

Articles Supplementary designating QTS Realty Trust, Inc.’s 6.50% Series B Cumulative Convertible Perpetual Preferred Stock, liquidation preference $100.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A filed on June 25, 2018 (Commission File No. 001-36109)

3.5

Articles Supplementary opting out of the Maryland Unsolicited Takeovers Act, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 25, 2018 (Commission File No. 001-36109)

3.6

Articles of Amendment to the Articles of Amendment and Restatement of QTS Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 10, 2019 (Commission File No. 002-36109)

3.7

Amended and Restated Certificate of Limited Partnership of QualityTech, LP, incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020 (Commission File No. 001-36109)

4.1

Form of Specimen Class A Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

4.2

Indenture, dated November 8, 2017, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., certain subsidiaries of QualityTech, LP and Deutsche Bank Trust Company Americas, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 8, 2017 (Commission File No. 001-36109)

4.3	Form of 4.750% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.2 hereof)

4.4

Supplemental Indenture, dated as of December 22, 2017, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed with the SEC on February 28, 2018 (Commission File No. 001-36109)

4.5

Supplemental Indenture, dated as of June 1, 2018, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entity identified therein as a Guaranteeing Subsidiary, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the Subsidiary Guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 2, 2019 (Commission File No. 001-36109)

4.6

Supplemental Indenture, dated as of December 31, 2018 among West Midtown Acquisition Company, LLC, QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the Subsidiary Guarantors (as such term is defined in the Indenture), and Deutsche Bank Trust Company Americas, as trustee, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.7 to the Company’s Form 10-K filed on February 25, 2019 (Commission File No. 001-36109)

4.7

Supplemental Indenture, dated as of March 29, 2019 by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2019 (Commission File No. 001-36109).

4.8

Supplemental Indenture, dated as of June 28, 2019 by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2019 (Commission File No. 001-36109).

4.9

Supplemental Indenture, dated as of November 1, 2019 by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2019 (Commission File No. 001-36109).

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

101

The following materials from QTS Realty Trust, Inc.’s and QualityTech, LP’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of equity and partners’ capital, (iv) condensed consolidated statements of cash flow, and (v) the notes to the condensed consolidated financial statements

104	Cover Page Interactive Data File (formatted in iXBRL (inline eXtensible Business Reporting Language) and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: May 4, 2020	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: May 4, 2020	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: May 4, 2020	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)

QualityTech, LP

By: QTS Realty Trust, Inc., its general partner

DATE: May 4, 2020	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: May 4, 2020	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: May 4, 2020	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)