Form 10-Q
period 2020-06-30
QTS Realty Trust, Inc.; QualityTech, LP
filed 2020-08-03
CIK 1577368, 1561164

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

There were 61,302,594 shares of Class A common stock, $0.01 par value per share, and 128,408 shares of Class B common stock, $0.01 par value per share, of QTS Realty Trust, Inc. outstanding on July 30, 2020.

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

Substantially all of QTS’ assets are held by, and its operations are conducted through, the Operating Partnership. QTS is the sole general partner of the Operating Partnership, and, as of June 30, 2020, its only material asset consisted of its ownership of approximately 90.2% of the Operating Partnership. Management operates QTS and the Operating Partnership as one business. The management of QTS consists of the same employees as the management of the Operating Partnership. QTS does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. QTS has not issued or guaranteed any indebtedness. Except for net proceeds from public equity issuances by QTS, which are contributed to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership, the Operating Partnership generates all remaining capital required by our business through its operations, the direct or indirect incurrence of indebtedness, and the issuance of partnership units. Therefore, as general partner with voting control of the Operating Partnership, QTS consolidates the Operating Partnership for financial reporting purposes.

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

QTS Realty Trust, Inc.

QualityTech, LP

Form 10-Q

For the Quarterly Period Ended June 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Real Estate Assets
Land	$149,023	$130,605
Buildings, improvements and equipment	2,487,379	2,178,901
Less: Accumulated depreciation	(623,915)	(558,560)
	2,012,487	1,750,946
Construction in progress	976,257	920,922
Real Estate Assets, net	2,988,744	2,671,868
Investments in unconsolidated entity	27,768	30,218
Operating lease right-of-use assets, net	54,274	57,141
Cash and cash equivalents	16,474	15,653
Rents and other receivables, net	76,638	81,181
Acquired intangibles, net	74,700	81,679
Deferred costs, net	54,775	52,363
Prepaid expenses	11,846	10,586
Goodwill	173,843	173,843
Other assets, net	48,809	49,001
TOTAL ASSETS	$3,527,871	$3,223,533

LIABILITIES
Unsecured credit facility, net	$1,201,962	$1,010,640
Senior notes, net of debt issuance costs	395,930	395,549
Finance leases and mortgage notes payable	45,572	46,876
Operating lease liabilities	61,252	64,416
Accounts payable and accrued liabilities	169,420	142,547
Dividends and distributions payable	37,461	34,500
Advance rents, security deposits and other liabilities	20,070	18,027
Derivative liabilities	65,297	26,609
Deferred income taxes	510	749
Deferred income	43,461	39,169
TOTAL LIABILITIES	2,040,935	1,779,082

EQUITY
7.125% Series A cumulative redeemable perpetual preferred stock: $0.01 par value (liquidation preference $25.00 per share), 4,600,000 shares authorized, 4,280,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	103,212	103,212
6.50% Series B cumulative convertible perpetual preferred stock: $0.01 par value (liquidation preference $100.00 per share), 3,162,500 shares authorized, issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	304,223	304,223
Common stock: $0.01 par value, 450,133,000 shares authorized, 61,431,881 and 58,227,523 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	614	582
Additional paid-in capital	1,463,445	1,330,444
Accumulated other comprehensive income (loss)	(61,322)	(24,642)
Accumulated dividends in excess of earnings	(428,972)	(376,002)
Total stockholders’ equity	1,381,200	1,337,817
Noncontrolling interests	105,736	106,634
TOTAL EQUITY	1,486,936	1,444,451
TOTAL LIABILITIES AND EQUITY	$3,527,871	$3,223,533

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental	$125,996	$114,977	$246,077	$224,366
Other	5,644	4,190	11,855	7,490
Total revenues	131,640	119,167	257,932	231,856
Operating expenses:
Property operating costs	40,349	38,570	81,130	72,673
Real estate taxes and insurance	4,106	3,355	8,017	6,722
Depreciation and amortization	47,554	41,481	92,624	80,269
General and administrative	21,391	20,124	42,074	40,015
Transaction and integration costs	381	1,039	597	2,253
Total operating expenses	113,781	104,569	224,442	201,932
Gain on sale of real estate, net	—	—	—	13,408
Operating income	17,859	14,598	33,490	43,332
Other income and expense:
Interest income	2	36	2	81
Interest expense	(6,924)	(6,459)	(14,086)	(13,605)
Other income (expense)	—	(40)	159	(40)
Equity in net loss of unconsolidated entity	(590)	(401)	(1,267)	(675)
Income before taxes	10,347	7,734	18,298	29,093
Tax benefit (expense) of taxable REIT subsidiaries	(138)	(199)	31	(410)
Net income	10,209	7,535	18,329	28,683
Net income attributable to noncontrolling interests	(317)	(52)	(427)	(1,642)
Net income attributable to QTS Realty Trust, Inc.	$9,892	$7,483	$17,902	$27,041
Preferred stock dividends	(7,045)	(7,045)	(14,090)	(14,090)
Net income attributable to common stockholders	$2,847	$438	$3,812	$12,951

Net income (loss) per share attributable to common shares:
Basic	$(0.05)	$(0.03)	$(0.06)	$0.17
Diluted	(0.05)	(0.03)	(0.06)	0.17

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$10,209	$7,535	$18,329	$28,683
Other comprehensive income (loss):
Foreign currency translation adjustment gain (loss)	64	66	(159)	66
Decrease in fair value of derivative contracts	(3,641)	(18,606)	(40,356)	(28,459)
Reclassification of other comprehensive income to utilities expense	410	—	764	—
Reclassification of other comprehensive income to interest expense	2,703	(471)	3,461	(965)
Comprehensive income (loss)	9,745	(11,476)	(17,961)	(675)
Comprehensive (income) loss attributable to noncontrolling interests	(1,022)	1,291	1,809	74
Comprehensive income (loss) attributable to QTS Realty Trust, Inc.	$8,723	$(10,185)	$(16,152)	$(601)

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF EQUITY

(unaudited and in thousands)

The consolidated statement of equity for the three and six months ended June 30, 2020:

						Accumulated other	Accumulated	Total
	Preferred Stock		Common stock		Additional	comprehensive	dividends in	stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	paid-in capital	income (loss)	excess of earnings	equity	interests	Total
Balance January 1, 2020	7,443	$407,435	58,228	$582	$1,330,444	$(24,642)	$(376,002)	$1,337,817	$106,634	$1,444,451
Net share activity through equity award plan	—	—	240	3	(1,312)	—	—	(1,309)	(149)	(1,458)
Decrease in fair value of derivative contracts	—	—	—	—	—	(33,155)	—	(33,155)	(3,560)	(36,715)
Foreign currency translation adjustments	—	—	—	—	—	(201)	—	(201)	(22)	(223)
Equity-based compensation expense	—	—	—	—	4,377	—	—	4,377	498	4,875
Proceeds net of fees from settlement of forward shares	—	—	1,930	19	78,516	—	—	78,535	4,682	83,217
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(1,906)	(1,906)	—	(1,906)
Dividends declared on Series B Convertible Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(28,393)	(28,393)	—	(28,393)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(3,133)	(3,133)
Net income	—	—	—	—	—	—	8,010	8,010	110	8,120
Balance March 31, 2020	7,443	$407,435	60,398	$604	$1,412,025	$(57,998)	$(403,430)	$1,358,636	$105,060	$1,463,696
Net share activity through equity award plan	—	—	1	—	(1,225)	—	—	(1,225)	(135)	(1,360)
Decrease in fair value of derivative contracts	—	—	—	—	—	(3,382)	—	(3,382)	(259)	(3,641)
Foreign currency translation adjustments	—	—	—	—	—	58	—	58	6	64
Equity-based compensation expense	—	—	—	—	5,477	—	—	5,477	604	6,081
Proceeds net of fees from settlement of forward shares	—	—	1,033	10	47,168	—	—	47,178	3,277	50,455
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(1,906)	(1,906)	—	(1,906)
Dividends declared on Series B Convertible Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(28,389)	(28,389)	—	(28,389)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(3,134)	(3,134)
Net income	—	—	—	—	—	—	9,892	9,892	317	10,209
Balance June 30, 2020	7,443	$407,435	61,432	$614	$1,463,445	$(61,322)	$(428,972)	$1,381,200	$105,736	$1,486,936

The consolidated statement of equity for the three and six months ended June 30, 2019:

						Accumulated other	Accumulated	Total
	Preferred Stock		Common stock		Additional	comprehensive	dividends in	stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	paid-in capital	income (loss)	excess of earnings	equity	interests	Total
Balance January 1, 2019	7,443	$407,477	51,123	$511	$1,062,473	$2,073	$(278,548)	$1,193,986	$102,701	$1,296,687
Net cumulative effect upon ASC Topic 842 adoption	—	—	—	—	—	—	(1,813)	(1,813)	—	(1,813)
Net share activity through equity award plan	—	—	231	3	660	—	—	663	78	741
Decrease in fair value of derivative contracts	—	—	—	—	—	(8,775)	—	(8,775)	(1,078)	(9,853)
Equity-based compensation expense	—	—	—	—	2,928	—	—	2,928	372	3,300
Adjustment to expenses net from Series B Convertible Preferred stock offering	—	(42)	—	—	—	—	—	(42)	—	(42)
Proceeds net of fees from common equity offering	—	—	4,000	40	148,650	—	—	148,690	9,973	158,663
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(1,906)	(1,906)	—	(1,906)
Dividends declared on Series B Convertible Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(24,371)	(24,371)	—	(24,371)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(2,935)	(2,935)
Net income	—	—	—	—	—	—	19,558	19,558	1,590	21,148
Balance March 31, 2019	7,443	$407,435	55,354	$554	$1,214,711	$(6,702)	$(292,219)	$1,323,779	$110,701	$1,434,480
Net share activity through equity award plan	—	—	37	—	505	—	—	505	(326)	179
Decrease in fair value of derivative contracts	—	—	—	—	—	(16,608)	—	(16,608)	(1,998)	(18,606)
Equity-based compensation expense	—	—	—	—	3,832	—	—	3,832	464	4,296
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(1,906)	(1,906)	—	(1,906)
Dividends declared on Series B Convertible Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(24,377)	(24,377)	—	(24,377)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,932)	(2,932)
Net income	—	—	—	—	—	—	7,483	7,483	52	7,535
Balance June 30, 2019	7,443	$407,435	55,391	$554	$1,219,048	$(23,310)	$(316,158)	$1,287,569	$105,961	$1,393,530

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the six months ended June 30, 2020 and 2019

	2020	2019
Cash flow from operating activities:
Net income	$18,329	$28,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,183	77,019
Amortization of above and below market leases	180	121
Amortization of deferred loan costs	1,978	1,957
Distributions from unconsolidated entity	600	—
Equity in net loss of unconsolidated entity	1,267	675
Equity-based compensation expense	10,956	7,596
Bad debt expense	5,072	250
Gain on sale of real estate, net	—	(13,408)
Deferred tax expense (benefit)	(238)	197
Foreign currency remeasurement (income) loss	(159)	40
Changes in operating assets and liabilities
Rents and other receivables, net	(536)	(1,998)
Prepaid expenses	(1,259)	35
Due to/from affiliates, net	(1,085)	7,314
Other assets	(127)	(425)
Accounts payable and accrued liabilities	2,548	(11,815)
Advance rents, security deposits and other liabilities	2,374	(3,601)
Deferred income	4,283	6,791
Net cash provided by operating activities	133,366	99,431

Cash flow from investing activities:
Proceeds from sale of property, net	—	52,722
Acquisitions, net of cash acquired	(1,797)	(44,150)
Additions to property and equipment	(377,655)	(205,487)
Net cash used in investing activities	(379,452)	(196,915)

Cash flow from financing activities:
Credit facility proceeds	298,405	213,311
Credit facility repayments	(108,000)	(210,000)
Payment of deferred financing costs	(101)	(141)
Payment of preferred stock dividends	(14,090)	(14,090)
Payment of common stock dividends	(54,020)	(45,332)
Distribution to noncontrolling interests	(6,068)	(5,669)
Proceeds from exercise of stock options	882	3,357
Payment of tax withholdings related to equity-based awards	(3,327)	(2,523)
Principal payments on finance lease obligations	(1,275)	(1,560)
Mortgage principal debt repayments	(29)	(26)
Common stock issuance proceeds, net of costs	134,077	159,026
Net cash provided by financing activities	246,454	96,353
Effect of foreign currency exchange rates on cash and cash equivalents	453	9
Net change in cash and cash equivalents	821	(1,122)
Cash and cash equivalents, beginning of period	15,653	11,759
Cash and cash equivalents, end of period	$16,474	$10,638

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

(unaudited and in thousands)

For the six months ended June 30, 2020 and 2019

	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$28,059	$27,828
Noncash investing and financing activities:
Accrued capital additions	$118,627	$43,780
Net decrease in other assets/liabilities related to change in fair value of derivative contracts	$(38,688)	$(28,459)
Equity received in unconsolidated entity in exchange for real estate assets	$—	$25,280
Increase in assets in exchange for finance lease obligation	$—	$45,024
Accrued equity issuance costs	$405	$385
Accrued preferred stock dividend	$5,938	$5,938

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Real Estate Assets
Land	$149,023	$130,605
Buildings, improvements and equipment	2,487,379	2,178,901
Less: Accumulated depreciation	(623,915)	(558,560)
	2,012,487	1,750,946
Construction in progress	976,257	920,922
Real Estate Assets, net	2,988,744	2,671,868
Investments in unconsolidated entity	27,768	30,218
Operating lease right-of-use assets, net	54,274	57,141
Cash and cash equivalents	16,474	15,653
Rents and other receivables, net	76,638	81,181
Acquired intangibles, net	74,700	81,679
Deferred costs, net	54,775	52,363
Prepaid expenses	11,846	10,586
Goodwill	173,843	173,843
Other assets, net	48,809	49,001
TOTAL ASSETS	$3,527,871	$3,223,533

LIABILITIES
Unsecured credit facility, net	$1,201,962	$1,010,640
Senior notes, net of debt issuance costs	395,930	395,549
Finance leases and mortgage notes payable	45,572	46,876
Operating lease liabilities	61,252	64,416
Accounts payable and accrued liabilities	169,420	142,547
Dividends and distributions payable	37,461	34,500
Advance rents, security deposits and other liabilities	20,070	18,027
Derivative liabilities	65,297	26,609
Deferred income taxes	510	749
Deferred income	43,461	39,169
TOTAL LIABILITIES	2,040,935	1,779,082

PARTNERS' CAPITAL
7.125% Series A cumulative redeemable perpetual preferred units: $0.01 par value (liquidation preference $25.00 per unit), 4,600,000 units authorized, 4,280,000 units issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	103,212	103,212
6.50% Series B cumulative convertible perpetual preferred units: $0.01 par value (liquidation preference $100.00 per unit), 3,162,500 units authorized, issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	304,223	304,223
Common units: $0.01 par value, 450,133,000 units authorized, 68,102,472 and 64,901,157 units issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,147,481	1,064,481
Accumulated other comprehensive income (loss)	(67,980)	(27,465)
TOTAL PARTNERS' CAPITAL	1,486,936	1,444,451
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$3,527,871	$3,223,533

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental	$125,996	$114,977	$246,077	$224,366
Other	5,644	4,190	11,855	7,490
Total revenues	131,640	119,167	257,932	231,856
Operating expenses:
Property operating costs	40,349	38,570	81,130	72,673
Real estate taxes and insurance	4,106	3,355	8,017	6,722
Depreciation and amortization	47,554	41,481	92,624	80,269
General and administrative	21,391	20,124	42,074	40,015
Transaction and integration costs	381	1,039	597	2,253
Total operating expenses	113,781	104,569	224,442	201,932
Gain on sale of real estate, net	—	—	—	13,408
Operating income	17,859	14,598	33,490	43,332
Other income and expense:
Interest income	2	36	2	81
Interest expense	(6,924)	(6,459)	(14,086)	(13,605)
Other income (expense)	—	(40)	159	(40)
Equity in net loss of unconsolidated entity	(590)	(401)	(1,267)	(675)
Income before taxes	10,347	7,734	18,298	29,093
Tax benefit (expense) of taxable REIT subsidiaries	(138)	(199)	31	(410)
Net income	$10,209	$7,535	$18,329	$28,683
Preferred unit distributions	(7,045)	(7,045)	(14,090)	(14,090)
Net income attributable to common unitholders	$3,164	$490	$4,239	$14,593

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$10,209	$7,535	$18,329	$28,683
Other comprehensive income (loss):
Foreign currency translation adjustment gain (loss)	64	66	(159)	66
Decrease in fair value of derivative contracts	(3,641)	(18,606)	(40,356)	(28,459)
Reclassification of other comprehensive income to utilities expense	410	—	764	—
Reclassification of other comprehensive income to interest expense	2,703	(471)	3,461	(965)
Comprehensive income (loss)	$9,745	$(11,476)	$(17,961)	$(675)

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(unaudited and in thousands)

The consolidated statement of partners’ capital for the three and six months ended June 30, 2020:

	Limited Partners' Capital				General Partner's Capital		Accumulated other
	Preferred Units		Common Units		Common Units		comprehensive income (loss)
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Balance January 1, 2020	7,443	$407,435	64,901	$1,064,481	1	$—	$(27,465)	$1,444,451
Net share activity through equity award plan	—	—	238	(1,458)	—	—	—	(1,458)
Decrease in fair value of derivative contracts	—	—	—	—	—	—	(36,715)	(36,715)
Foreign currency translation adjustment	—	—	—	—	—	—	(223)	(223)
Equity-based compensation expense	—	—	—	4,875	—	—	—	4,875
Proceeds net of fees from settlement of forward shares	—	—	1,930	83,217	—	—	—	83,217
Dividends declared on Series A Preferred Units	—	—	—	(1,906)	—	—	—	(1,906)
Dividends declared on Series B Convertible Preferred Units	—	—	—	(5,139)	—	—	—	(5,139)
Common dividends declared to QTS Realty Trust, Inc.	—	—	—	(28,393)	—	—	—	(28,393)
Partnership distributions	—	—	—	(3,133)	—	—	—	(3,133)
Net income	—	—	—	8,120	—	—	—	8,120
Balance March 31, 2020	7,443	$407,435	67,069	$1,120,664	1	$—	$(64,403)	$1,463,696
Net share activity through equity award plan	—	—	1	(1,360)	—	—	—	(1,360)
Decrease in fair value of derivative contracts	—	—	—	—	—	—	(3,641)	(3,641)
Foreign currency translation adjustment	—	—	—	—	—	—	64	64
Equity-based compensation expense	—	—	—	6,081	—	—	—	6,081
Proceeds net of fees from settlement of forward shares	—	—	1,032	50,455	—	—	—	50,455
Dividends declared on Series A Preferred Units	—	—	—	(1,906)	—	—	—	(1,906)
Dividends declared on Series B Convertible Preferred Units	—	—	—	(5,139)	—	—	—	(5,139)
Common dividends declared to QTS Realty Trust, Inc.	—	—	—	(28,389)	—	—	—	(28,389)
Partnership distributions	—	—	—	(3,134)	—	—	—	(3,134)
Net income	—	—	—	10,209	—	—	—	10,209
Balance June 30, 2020	7,443	$407,435	68,102	$1,147,481	1	$—	$(67,980)	$1,486,936

The consolidated statement of partners’ capital for the three and six months ended June 30, 2019:

	Limited Partners' Capital				General Partner's Capital		Accumulated other
	Preferred Units		Common Units		Common Units		comprehensive income (loss)
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Balance January 1, 2019	7,443	$407,477	57,799	$886,866	1	$—	$2,344	$1,296,687
Net cumulative effect upon adoption of ASC Topic 842 adoption	—	—	—	(1,813)	—	—	—	(1,813)
Net share activity through equity award plan	—	—	229	741	—	—	—	741
Decrease in fair value of derivative contracts	—	—	—	—	—	—	(9,853)	(9,853)
Equity-based compensation expense	—	—	—	3,300	—	—	—	3,300
Adjustment to expenses net from Series B Convertible Preferred equity offering	—	(42)	—	—	—	—	—	(42)
Proceeds net of fees from equity offering	—	—	4,000	158,663	—	—	—	158,663
Dividends declared on Series A Preferred Units	—	—	—	(1,906)	—	—	—	(1,906)
Dividends declared on Series B Convertible Preferred Units	—	—	—	(5,139)	—	—	—	(5,139)
Common dividends declared to QTS Realty Trust, Inc.	—	—	—	(24,371)	—	—	—	(24,371)
Partnership distributions	—	—	—	(2,935)	—	—	—	(2,935)
Net income	—	—	—	21,148	—	—	—	21,148
Balance March 31, 2019	7,443	$407,435	62,028	$1,034,554	1	$—	$(7,509)	$1,434,480
Net share activity through equity award plan	—	—	31	179	—	—	—	179
Decrease in fair value of derivative contracts	—	—	—	—	—	—	(18,606)	(18,606)
Equity-based compensation expense	—	—	—	4,296	—	—	—	4,296
Dividends declared on Series A Preferred Units	—	—	—	(1,906)	—	—	—	(1,906)
Dividends declared on Series B Convertible Preferred Units	—	—	—	(5,139)	—	—	—	(5,139)
Common dividends declared to QTS Realty Trust, Inc.	—	—	—	(24,377)	—	—	—	(24,377)
Partnership distributions	—	—	—	(2,932)	—	—	—	(2,932)
Net income	—	—	—	7,535	—	—	—	7,535
Balance June 30, 2019	7,443	$407,435	62,059	$1,012,210	1	$—	$(26,115)	$1,393,530

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited and in thousands)

For the six months ended June 30, 2020 and 2019

	2020	2019
Cash flow from operating activities:
Net income	$18,329	$28,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,183	77,019
Amortization of above and below market leases	180	121
Amortization of deferred loan costs	1,978	1,957
Distributions from unconsolidated entity	600	—
Equity in net loss of unconsolidated entity	1,267	675
Equity-based compensation expense	10,956	7,596
Bad debt expense	5,072	250
Gain on sale of real estate, net	—	(13,408)
Deferred tax expense (benefit)	(238)	197
Foreign currency remeasurement (income) loss	(159)	40
Changes in operating assets and liabilities
Rents and other receivables, net	(536)	(1,998)
Prepaid expenses	(1,259)	35
Due to/from affiliates, net	(1,085)	7,314
Other assets	(127)	(425)
Accounts payable and accrued liabilities	2,548	(11,815)
Advance rents, security deposits and other liabilities	2,374	(3,601)
Deferred income	4,283	6,791
Net cash provided by operating activities	133,366	99,431

Cash flow from investing activities:
Proceeds from sale of property, net	—	52,722
Acquisitions, net of cash acquired	(1,797)	(44,150)
Additions to property and equipment	(377,655)	(205,487)
Net cash used in investing activities	(379,452)	(196,915)

Cash flow from financing activities:
Credit facility proceeds	298,405	213,311
Credit facility repayments	(108,000)	(210,000)
Payment of deferred financing costs	(101)	(141)
Payment of preferred unit dividends	(14,090)	(14,090)
Payment of dividends to QTS Realty Trust, Inc.	(54,020)	(45,332)
Partnership distributions	(6,068)	(5,669)
Proceeds from exercise of stock options	882	3,357
Payment of tax withholdings related to equity-based awards	(3,327)	(2,523)
Principal payments on finance lease obligations	(1,275)	(1,560)
Mortgage principal debt repayments	(29)	(26)
Common unit issuance proceeds, net of costs	134,077	159,026
Net cash provided by financing activities	246,454	96,353
Effect of foreign currency exchange rates on cash and cash equivalents	453	9
Net change in cash and cash equivalents	821	(1,122)
Cash and cash equivalents, beginning of period	15,653	11,759
Cash and cash equivalents, end of period	$16,474	$10,638

See accompanying notes to financial statements.

QUALITYTECH, LP

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

(unaudited and in thousands)

For the six months ended June 30, 2020 and 2019

	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (excluding deferred financing costs and amounts capitalized)	$28,059	$27,828
Noncash investing and financing activities:
Accrued capital additions	$118,627	$43,780
Net decrease in other assets/liabilities related to change in fair value of derivative contracts	$(38,688)	$(28,459)
Equity received in unconsolidated entity in exchange for real estate assets	$—	$25,280
Increase in assets in exchange for finance lease obligation	$—	$45,024
Accrued equity issuance costs	$405	$385
Accrued preferred unit distribution	$5,938	$5,938

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.

QUALITYTECH, LP

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

QTS Realty Trust, Inc., (“QTS”) through its controlling interest in QualityTech, LP (the “Operating Partnership” and collectively with QTS and its subsidiaries, the “Company,” “we,” “us,” or “our”) and the subsidiaries of the Operating Partnership, is engaged in the business of owning, acquiring, constructing, redeveloping and managing multi-tenant data centers. As of June 30, 2020 our portfolio consisted of 25 owned and leased properties, including a property owned by an unconsolidated entity, with data centers located throughout the United States, Canada and Europe.

As of June 30, 2020, QTS owned approximately 90.2% of the interests in the Operating Partnership. Substantially all of QTS’ assets are held by, and QTS’ operations are conducted through, the Operating Partnership. QTS’ interest in the Operating Partnership entitles QTS to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to QTS’ percentage ownership. As the sole general partner of the Operating Partnership, QTS generally has the exclusive power under the partnership agreement of the Operating Partnership to manage and conduct the Operating Partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners. QTS’ board of directors manages the Company’s business and affairs.

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

We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, we consider the rights of other investors to participate in those decisions, to replace the manager and to sell or liquidate the entity. We determine whether we are the primary beneficiary of a VIE at the time we become involved with a variable interest entity and reconsider that conclusion upon a reconsideration event. As of June 30, 2020, we had one unconsolidated entity that was considered a VIE for which we are not the primary beneficiary. Our maximum exposure to losses associated with this VIE is limited to our net investment, which was approximately $27.8 million as of June 30, 2020.

Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation for real estate assets is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. For the three months ended June 30, 2020, depreciation expense related to real estate assets and non-real estate assets was $34.7 million and $3.3 million, respectively, for a total of $38.0 million. For the three months ended June 30, 2019, depreciation expense related to real estate assets and non-real estate assets was $29.5 million and $2.9 million, respectively, for a total of $32.4 million. For the six months ended June 30, 2020, depreciation expense related to real estate assets and non-real estate assets was $67.0 million and $6.7 million, respectively, for a total of $73.7 million. For the six months ended June 30, 2019, depreciation expense related to real estate assets and non-real estate assets was $57.0 million and $5.8 million, respectively, for a total of $62.8 million. We capitalize certain real estate development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect project costs) begins when development efforts commence and ends when the asset is ready for its intended use. The capitalization of internal costs increases construction in progress recognized during development of the related property and the cost of the real estate asset when placed into service and such costs are depreciated over its estimated useful life. Capitalization of such costs, excluding interest, aggregated to $4.8 million and $4.0 million for the three months ended June 30, 2020 and 2019, respectively, and $9.3 million and $8.5 million for the six months ended June 30, 2020 and 2019, respectively. Interest is capitalized during the period of development by applying our weighted average effective borrowing rate to the actual development and other capitalized costs paid during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $7.7 million and $8.4 million for the three months ended June 30, 2020 and 2019, respectively, and $15.8 million and $16.2 million for the six months ended June 30, 2020 and 2019, respectively.

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

During the six months ended June 30, 2020, we completed acquisitions of land in Atlanta, Georgia totaling 2.1 acres adjacent to our Atlanta (DC-1) and Atlanta (DC-2) data centers for an aggregate purchase price of approximately $1.8 million. These acquisitions were accounted for as asset acquisitions and were included within the “Construction in Progress” line item of the consolidated balance sheets at the time of acquisition.

During the six months ended June 30, 2019, we sold our Manassas facility to an unconsolidated entity in exchange for cash consideration and noncash consideration in the form of an equity interest in the unconsolidated entity. After measuring the consideration received at fair value, we recognized a $13.4 million gain on sale of real estate, net of approximately $5.8 million of transaction costs, associated with our contribution of certain assets in our Manassas facility to the unconsolidated entity. Substantially all of the fair value of the assets contributed to the entity was concentrated in a group of similar identifiable assets and the sale of the assets were not to a customer, therefore the transaction was accounted for as an asset sale. The gain on sale of real estate was included within the “Gain on sale of real estate, net” line item of the consolidated statements of operations.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill – We review our long-lived assets, intangible assets and equity method investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset group exceeds the value of the undiscounted cash flows, the fair value of the asset group is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. No impairment losses were recorded for the three and six months ended June 30, 2020 and June 30, 2019.

The fair value of goodwill is the consideration transferred in a business combination which is not allocable to identifiable intangible and tangible assets. Goodwill is subject to at least an annual assessment for impairment. In connection with the goodwill impairment evaluation that we performed as of October 1, 2019, we determined qualitatively that it is not more likely than not that the fair value of our one reporting unit was less than the carrying amount, thus we did not perform a quantitative analysis. As we continue to operate and assess our goodwill at the consolidated level for our single reporting unit and our market capitalization significantly exceeds our net asset value, further analysis was not deemed necessary as of June 30, 2020.

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

Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Debt issuance costs related to revolving debt arrangements are deferred and presented as assets on the balance sheet; however, all other debt issuance costs are recorded as a direct offset to the associated liability. Amortization of debt issuance costs, including those costs presented as offsets to the associated liability in the consolidated balance sheet, was $1.0 million for each of the three months ended June 30, 2020 and 2019, and $2.0 million for each of the six months ended June 30, 2020 and 2019.

Initial direct costs, or deferred leasing costs, include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements and are accounted for pursuant to ASC Topic 842, Leases. These costs are incurred when we execute lease agreements and represent only incremental costs that would not have been incurred if the lease agreement had not been executed. To a lesser extent, we incur the same incremental costs to obtain managed services and cloud contracts with customers that are accounted for pursuant to ASC Topic 606, Revenue from Contracts with Customers. Because the framework of accounting for these costs and the underlying nature of the costs are the same for our revenue and lease contracts, the costs are presented on a combined basis within our financial statements. Both revenue and leasing commissions are capitalized and generally amortized over the term of the related leases or the expected term of the contract using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of deferred leasing costs totaled $6.3 million and $5.7 million for the three months ended June 30, 2020 and 2019, respectively, and $12.5 million and $11.1 million for the six months ended June 30, 2020 and 2019, respectively.

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

In addition, rental revenue includes straight line rent. Straight line rent represents the difference in rents recognized during the period versus amounts contractually due pursuant to the underlying leases and is recorded as deferred rent receivable/payable in the consolidated balance sheets. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $47.6 million and $38.7 million as of June 30, 2020 and December 31, 2019, respectively.

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

Management fees and other revenues are generally received from our unconsolidated entity properties as well as third parties. Management fee revenue is earned based on a contractual percentage of unconsolidated entity property revenue. Development fee revenue is earned on a contractual percentage of hard costs to develop a property. We recognize revenue for these services provided when earned based on the performance criteria in ASC Topic 606, with such revenue recorded in “Other” revenue on the consolidated statements of operations.

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

Allowance for Uncollectible Accounts Receivable – We record a provision for uncollectible accounts if a receivable balance relating to lease components from an individual contract is considered by management to be not probable of collection, and this provision is recorded as a reduction to leasing revenues. We also record a general provision of estimated uncollectible tenant receivables based on general probability of collection in accordance with ASC 450-20 Loss Contingencies. This provision is recorded as bad debt expense and recorded within the “Property Operating Costs” line item of the consolidated statements of operations. The aggregate allowance for doubtful accounts on the consolidated balance sheets was $6.5 million and $2.3 million as of June 30, 2020 and December 31, 2019, respectively.

Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. We record this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $43.5 million and $39.2 million as of June 30, 2020 and December 31, 2019, respectively. Additionally, $4.5 million and $3.8 million of deferred income was amortized into revenue for the three months ended June 30, 2020 and 2019, respectively, and $8.4 million and $7.1 million for the six months ended June 30, 2020 and 2019, respectively.

Foreign Currency - The financial position of foreign subsidiaries is translated at the exchange rates in effect at the end of the period, while revenues and expenses are translated at average exchange rates during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as components of other comprehensive income (loss). Prior to February 2020, gains or losses from foreign currency transactions were included in determining net income (loss). In February 2020, we entered into a net investment hedge which resulted in gains or losses subsequently being recognized in Other Comprehensive Income (Loss).

Equity-based Compensation – Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification and amortized ratably over their respective service periods. We have elected to account for forfeitures as they occur. Equity-based compensation expense was $6.1 million and $4.3 million for the three months ended June 30, 2020 and 2019, respectively, and $11.0 million and $7.6 million for the six months ended June 30, 2020 and 2019, respectively.

Segment Information – We manage our business as one operating segment and thus one reportable segment consisting of a portfolio of investments in multiple data centers.

Customer Concentrations – During the six months ended June 30, 2020, one of our customers exceeded 10% of total revenues, representing approximately 10.6% of total revenues for the six months ended June 30, 2020.

As of June 30, 2020, three of our customers exceeded 5% of trade accounts receivable. In aggregate, these three customers accounted for approximately 25% of trade accounts receivable. None of these customers individually exceeded 10% of total trade accounts receivable.

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

An income tax benefit has been recognized in the six months ended June 30, 2020, in connection with recorded operating activity. As of June 30, 2020, one of our taxable REIT subsidiaries is in a net deferred tax liability position primarily due to a valuation allowance against certain deferred tax assets. In considering whether it is more likely than not that some portion or all of the deferred tax assets will be realized, it has been determined that it is possible that some or all of our deferred tax assets could ultimately expire unused. We establish valuation allowances against deferred tax assets when the ability to fully utilize these benefits is determined to be uncertain.

We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The evidence contemplated by management at June 30, 2020 consists of current and prior operating results, available tax planning strategies, and the scheduled reversal of existing taxable temporary differences. Evidence from the scheduled reversal of taxable temporary differences relies on management judgements based on the accumulation of available evidence. Those judgements may be subject to change in the future as evidence available to management changes. Management’s assessment of our valuation allowance may further change based on our generation of or ability to project future operating income, and changes in tax policy or tax planning strategies.

We provide for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the taxable REIT subsidiaries, tax law changes, and future business acquisitions or divestitures. The taxable subsidiaries’ effective tax rates were 1.2% and (6.6)% for the six months ended June 30, 2020 and 2019, respectively.

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

As of June 30, 2020, we valued our derivative instruments primarily utilizing Level 2 inputs. See Note 14 – ‘Fair Value of Financial Instruments’ for additional details.

COVID-19 – We continue to actively monitor developments with respect to COVID-19 and have taken numerous actions based on corporate policies specifically focusing on the safety and wellness of our customers, partners, and employees, as well as providing continuous and resilient services. Although the COVID-19 pandemic has caused significant disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets, as of June 30, 2020, these developments have not had a known material adverse effect on our business. As of June 30, 2020, each of our data centers in North America and Europe are fully operational and operating in accordance with our business continuity plans. Across each of the respective jurisdictions in which we operate, our business has been deemed essential operations, which has allowed us to remain fully staffed with critical personnel in place to continue to provide service and support for our customers.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendments in ASU 2018-15 clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in the software licensing arrangements under the internal-use software guidance. ASU 2018-15 also clarifies that any capitalized costs should not be recorded to “Depreciation and amortization” in the Consolidated Statements of Operations for costs after adoption. ASU 2018-15 is effective for the Company beginning January 1, 2020 and provides for the alternative to adopt the ASU (a) prospectively only for new costs incurred after the adoption date or (b) by adjusting existing costs to comply with this standard, including the requirement to present the amortization of costs outside “Depreciation and amortization”. We adopted this ASU effective January 1, 2020 using the prospective transition approach to all new implementation costs incurred after adoption. Beginning in the first quarter of 2020, this standard results in expenses previously recognized as non-real estate depreciation being recognized as general and administrative or operating expense. During the three and six months ended June 30, 2020 we did not record any capitalization of implementation costs related to cloud computing arrangements, therefore this standard did not have a material impact on our net income during the three and six months ended June 30, 2020.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. Beginning in the first quarter of 2020, we have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

We determined all other recently issued accounting pronouncements will not have a material impact on our consolidated financial statements or do not materially apply to our operations.

3. Real Estate Assets and Construction in Progress

The following is a summary of our cost of owned or leased properties as of June 30, 2020 and December 31, 2019 (in thousands):

As of June 30, 2020 (unaudited):

		Buildings,
		Improvements	Construction
Property Location	Land	and Equipment	in Progress	Total Cost
Atlanta, Georgia Campus (1)	$44,588	$563,509	$235,947	$844,044
Irving, Texas	8,606	372,151	110,589	491,346
Ashburn, Virginia	16,476	307,744	114,152	438,372
Richmond, Virginia	2,180	197,334	143,850	343,364
Chicago, Illinois	9,400	235,304	82,570	327,274
Suwanee, Georgia (Atlanta-Suwanee)	3,521	176,161	3,117	182,799
Piscataway, New Jersey	7,466	113,795	33,035	154,296
Santa Clara, California (2)	—	116,638	447	117,085
Fort Worth, Texas	9,079	100,200	15,370	124,649
Hillsboro, Oregon	18,414	21,088	78,810	118,312
Leased Facilities (4)	—	84,550	2,110	86,660
Sacramento, California	1,481	65,595	268	67,344
Dulles, Virginia	3,154	51,913	4,852	59,919
Manassas, Virginia (3)	—	18	58,990	59,008
Princeton, New Jersey	20,701	35,225	76	56,002
Eemshaven, Netherlands	—	—	55,084	55,084
Phoenix, Arizona (3)	—	—	32,927	32,927
Groningen, Netherlands	1,744	9,858	3,266	14,868
Other (5)	2,213	36,296	797	39,306
	$149,023	$2,487,379	$976,257	$3,612,659
(1)	The “Atlanta, Georgia Campus” includes both the existing data center Atlanta (DC-1) as well as new property development associated with construction of a second megascale data center Atlanta (DC-2) on land adjacent to the existing Atlanta DC-1 facility.
(2)	Owned facility subject to long-term ground sublease.
(3)	Represent land purchases. Land acquisition costs, as well as subsequent development costs, are included within construction in progress until development on the land has ended and the asset is ready for its intended use.
(4)	Includes 7 facilities. All facilities are leased, including those subject to finance leases.
(5)	Consists of Miami, FL; Lenexa, KS and Overland Park, KS facilities.

As of December 31, 2019:

		Buildings,
		Improvements	Construction
Property Location	Land	and Equipment	in Progress	Total Cost
Atlanta, Georgia Campus (1)	$44,588	$525,300	$128,930	$698,818
Irving, Texas	8,606	369,727	98,170	476,503
Ashburn, Virginia (2)	16,476	156,396	189,375	362,247
Richmond, Virginia	2,180	195,684	139,948	337,812
Chicago, Illinois	9,400	205,026	86,878	301,304
Suwanee, Georgia (Atlanta-Suwanee)	3,521	174,124	5,559	183,204
Piscataway, New Jersey	7,466	103,553	36,056	147,075
Santa Clara, California (3)	—	114,499	1,238	115,737
Fort Worth, Texas	9,079	55,018	35,722	99,819
Leased Facilities (4)	—	82,813	666	83,479
Sacramento, California	1,481	65,258	163	66,902
Hillsboro, Oregon (2)	—	—	63,573	63,573
Manassas, Virginia (2)	—	—	57,662	57,662
Princeton, New Jersey	20,700	35,192	39	55,931
Dulles, Virginia	3,154	48,651	4,688	56,493
Eemshaven, Netherlands	—	—	37,267	37,267
Phoenix, Arizona (2)	—	2,412	31,840	34,252
Groningen, Netherlands	1,741	9,085	3,028	13,854
Other (5)	2,213	36,163	120	38,496
	$130,605	$2,178,901	$920,922	$3,230,428
(1)	The “Atlanta, Georgia Campus” includes both the existing data center Atlanta (DC-1) as well as new property development associated with construction of a second megascale data center Atlanta (DC-2) on land adjacent to the existing Atlanta DC-1 facility.
(2)	Represent land purchases. Land acquisition costs, as well as subsequent development costs, are included within construction in progress until development on the land has ended and the asset is ready for its intended use.
(3)	Owned facility subject to long-term ground sublease.
(4)	Includes 7 facilities. All facilities are leased, including those subject to finance leases.
(5)	Consists of Miami, FL; Lenexa, KS and Overland Park, KS facilities.

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

We currently lease six other facilities under operating lease agreements for various data centers, our corporate headquarters and additional office space. Our leases have remaining lease terms ranging from four to six years. We have options to extend the initial lease term on nearly all of these leases. Additionally, we have one ground lease for our Santa Clara property that is considered an operating lease which is scheduled to expire in 2052.

Components of lease expense were as follows (unaudited and in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Finance lease cost:
Amortization of assets	$1,039	$1,019	$2,077	$1,405
Interest on lease liabilities	482	454	971	699
Operating lease expense:
Operating lease cost	2,239	2,324	4,502	4,594
Variable lease cost	268	219	532	429
Sublease income	(47)	(46)	(95)	(93)
Total lease costs	$3,981	$3,970	$7,987	$7,034

Leases as lessor

Our lease revenue contains both minimum lease payments as well as variable lease payments. See Note 2 – ‘Summary of Significant Accounting Policies’ for further details of our revenue streams and associated accounting treatment. The components of our lease revenue were as follows (unaudited and in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Lease revenue:
Minimum lease revenue	$113,147	$101,947	$220,632	$200,543
Variable lease revenue (primarily recoveries from customers)	12,849	13,030	25,445	23,823
Total lease revenue	$125,996	$114,977	$246,077	$224,366

5. Investments in Unconsolidated Entity

During the three months ended March 31, 2019, QTS formed an unconsolidated entity with Alinda Capital Partners (“Alinda”), an infrastructure investment firm. QTS contributed a hyperscale data center under development in Manassas, Virginia to the entity. The facility, and the previously executed 10-year operating lease agreement with a global cloud-based software company, was contributed to the unconsolidated entity in exchange for cash and noncash consideration in the form of equity interest in the entity that was measured at fair value pursuant to Topic 820. The equity interest received and any amounts due from the unconsolidated entity are recorded within our consolidated balance sheets and totaled $27.8 million as of June 30, 2020. QTS and Alinda each own a 50% interest in the entity. As we are not the primary beneficiary of the arrangement but have the ability to exercise significant influence, we concluded that the investment should be accounted for as an unconsolidated entity using equity method investment accounting. As of June 30, 2020, the total assets of the entity were $143.9 million and the total debt outstanding, net of deferred financing costs, was $84.3 million.

Under the equity method, our cost of investment is adjusted for additional contributions to and distributions from the unconsolidated entity, as well as our share of equity in the earnings and losses of the unconsolidated entity. Generally, distributions of cash flows from operations and capital events are made to members of the unconsolidated entity in accordance with each member’s ownership percentages and the terms of the agreement, but also provides us with rights to preferential cash distributions as certain phases are completed and leased to the underlying tenant. Our policy is to account for distributions from the unconsolidated entity on the basis of the nature of the activities that generated the distribution. Distributions from the operations of the unconsolidated entity are a return on our investment and we classify these distributions as operating cash flows. Any differences between the cost of our investment in an unconsolidated entity and its underlying equity as reflected in the unconsolidated entity’s financial statements generally result from costs of our investment that are not reflected on the unconsolidated entity’s financial statements.

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

6. Debt

Below is a listing of our outstanding debt, including finance leases, as of June 30, 2020 and December 31, 2019 (in thousands):

	Weighted Average
	Effective Interest Rate at		June 30,	December 31,
	June 30, 2020 (1)	Maturity Date	2020	2019
	(unaudited)		(unaudited)
Unsecured Credit Facility
Revolving Credit Facility	1.41%	December 17, 2023	$507,854	$317,028
Term Loan A	3.26%	December 17, 2024	225,000	225,000
Term Loan B	3.30%	April 27, 2025	225,000	225,000
Term Loan C	3.46%	October 18, 2026	250,000	250,000
Senior Notes	4.75%	November 15, 2025	400,000	400,000
Lenexa Mortgage	4.10%	May 1, 2022	1,707	1,736
Finance Leases	4.35%	2021 - 2038	43,865	45,140
	3.12%		1,653,426	1,463,904
Less net debt issuance costs			(9,962)	(10,839)
Total outstanding debt, net			$1,643,464	$1,453,065
(1)	The coupon interest rates associated with Term Loan A, Term Loan B, and Term Loan C incorporate the effects of the Company’s interest rate swaps in effect as of June 30, 2020.

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

The Company’s ability to borrow under the unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants. As of June 30, 2020, the Company was in compliance with all of its covenants.

As of June 30, 2020, we had outstanding $1,207.9 million of indebtedness under the unsecured credit facility, consisting of $507.9 million of outstanding borrowings under the unsecured revolving credit facility and $700.0 million outstanding under the term loans, exclusive of net debt issuance costs of $5.9 million. In connection with the unsecured credit facility, as of June 30, 2020, we had additional letters of credit outstanding aggregating to $3.5 million.

The Company has also entered into certain interest rate swap agreements. See Note 7 – ‘Derivative Instruments’ for additional details.

(b) Senior Notes – On November 8, 2017, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the 5.875% Senior Notes due 2022 (collectively, the “Issuers”), issued $400 million aggregate principal amount of 4.750% Senior Notes due November 15, 2025 (the “Senior Notes”) in a private offering. The Senior Notes have an interest rate of 4.750% per annum and were issued at a price equal to 100% of their face value. The net proceeds from the offering were used to fund the redemption of the outstanding 5.875% Senior Notes and to repay a portion of the amount outstanding under our unsecured revolving credit facility. As of June 30, 2020, the outstanding net debt issuance costs associated with the Senior Notes were $4.1 million.

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

(c) Lenexa Mortgage – On March 8, 2017, we entered into a $1.9 million mortgage loan secured by our Lenexa facility. This mortgage has a fixed rate of 4.1%, with periodic principal payments due monthly and a balloon payment of $1.6 million in May 2022. As of June 30, 2020, the outstanding balance under the Lenexa mortgage was $1.7 million.

The annual remaining principal payment requirements of the Company’s debt securities as of June 30, 2020 per the contractual maturities, excluding extension options and excluding operating and finance leases, are as follows (unaudited and in thousands):

2020 (July - December)	$35
2021	73
2022	1,599
2023	507,854
2024	225,000
Thereafter	875,000
Total	$1,609,561

As of June 30, 2020, we were in compliance with all of our covenants.

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

As of June 30, 2020, we had interest rate swap agreements in place with an aggregate notional amount of $700 million. The forward swap agreements effectively fix the interest rate on $700 million of term loan borrowings, $225 million of swaps allocated to Term Loan A, $225 million allocated to Term Loan B and $250 million allocated to Term Loan C, through the current maturity dates of the respective term loans.

We reflect our interest rate swap agreements, which are designated as cash flow hedges, at fair value as either assets or liabilities on the consolidated balance sheets within the “Other assets, net” or “Derivative liabilities” line items, as applicable. As of June 30, 2020 and December 31, 2019, the fair value of interest rate swaps represented an aggregate liability of $58.3 million and $19.9 million, respectively.

The forward interest rate swap agreements are derivatives that currently qualify for hedge accounting whereby we record the effective portion of changes in fair value of the interest rate swaps in accumulated other comprehensive income or loss on the consolidated balance sheets and statements of comprehensive income which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized within net income. The amount reclassified from other comprehensive income as an increase to interest expense on the consolidated statements of operations was $2.7 million and $3.5 million for the three and six months ended June 30, 2020, respectively. The amount reclassified from other comprehensive income as a reduction in interest expense on the consolidated statements of operations was $0.5 million and $1.0 million for the three and six months ended June 30, 2019, respectively. There was no ineffectiveness recognized for the three and six months ended June 30, 2020, and 2019. During the subsequent twelve months, beginning July 1, 2020, we estimate that $2.0 million will be reclassified from other comprehensive income as an increase to interest expense.

Interest rate derivatives and their fair values as of June 30, 2020 and December 31, 2019 were as follows (unaudited and in thousands):

		Fixed One Month
Notional Amount		LIBOR rate per			Fair Value
June 30, 2020	December 31, 2019	annum	Effective Date	Expiration Date	June 30, 2020	December 31, 2019
$25,000	$25,000	1.989%	January 2, 2018	December 17, 2021	$(672)	$(209)
100,000	100,000	1.989%	January 2, 2018	December 17, 2021	(2,689)	(837)
75,000	75,000	1.989%	January 2, 2018	December 17, 2021	(2,017)	(627)
50,000	50,000	2.033%	January 2, 2018	April 27, 2022	(1,703)	(545)
100,000	100,000	2.029%	January 2, 2018	April 27, 2022	(3,400)	(1,081)
50,000	50,000	2.033%	January 2, 2018	April 27, 2022	(1,704)	(545)
100,000	100,000	2.617%	January 2, 2020	December 17, 2023	(8,502)	(4,007)
100,000	100,000	2.621%	January 2, 2020	April 27, 2024	(9,331)	(4,324)
70,000	—	0.968%	March 2, 2020	October 18, 2026	(2,818)	—
30,000	—	0.973%	March 2, 2020	October 18, 2026	(1,215)	—
200,000	200,000	2.636%	December 17, 2021	December 17, 2023	(9,783)	(3,939)
200,000	200,000	2.642%	April 27, 2022	April 27, 2024	(9,653)	(3,802)
125,000	—	1.014%	December 17, 2023	December 17, 2024	(799)	—
100,000	—	1.035%	December 17, 2023	December 17, 2024	(658)	—
75,000	—	1.110%	December 17, 2023	October 18, 2026	(1,187)	—
100,000	—	1.088%	April 27, 2024	April 27, 2025	(639)	—
125,000	—	1.082%	April 27, 2024	April 27, 2025	(790)	—
75,000	—	0.977%	April 27, 2024	October 18, 2026	(730)	—
					$(58,290)	$(19,916)

Power Purchase Agreements

In March 2019, we entered into two 10 year agreements to purchase renewable energy equal to the expected electricity needs of our datacenters in Chicago, Illinois and Piscataway, New Jersey. These arrangements currently qualify for hedge accounting whereby we record the changes in fair value of the instruments in “Accumulated other comprehensive income” or loss on the consolidated balance sheets and statements of comprehensive income which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amount reclassified from other comprehensive income as an increase to utilities expense on the consolidated statements of operations was $0.4 million and $0.8 million for the three and six months ended June 30, 2020. We currently reflect these agreements, which are designated as cash flow hedges, at fair value as liabilities on the consolidated balance sheets within the “Derivative liabilities” line item.

Power purchase agreement derivatives and their fair values as of June 30, 2020 and December 31, 2019 were as follows (unaudited and in thousands):

				Fair Value
Counterparty	Facility	Effective Date	Expiration Date	June 30, 2020	December 31, 2019
Calpine Energy Solutions, LLC	Piscataway	3/8/2019	2/28/2029	$(3,105)	$(2,919)
Calpine Energy Solutions, LLC	Chicago	3/8/2019	2/28/2029	(3,902)	(3,774)
				$(7,007)	$(6,693)

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

As of June 30, 2020, the Operating Partnership had four classes of limited partnership units outstanding: Series A Preferred Units, Series B Convertible Preferred Units, Class A units of limited partnership interest (“Class A units”) and Class O LTIP units of limited partnership units (“Class O units”). The Class A units currently outstanding are now redeemable on a one-for-one exchange rate at any time for cash or shares of Class A common stock of QTS. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). Class O units are pari passu with Class A units. Each Class O unit is convertible into Class A units by the Operating Partnership at any time or by the holder at any time based on formulas contained in the partnership agreement.

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

The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the six months ended June 30, 2020 (unaudited):

	2010 Equity Incentive Plan			2013 Equity Incentive Plan
			Weighted			Weighted	Restricted	Weighted		Weighted		Weighted
		Weighted	average		Weighted	average	Stock /	average		average		average
	Number of	average	fair		average	fair	Deferred	fair value		fair value		fair value
	Class O units	exercise price	value	Options	exercise price	value	Stock	at grant date	TSR Units	at grant date	FFO Units	at grant date
Outstanding at December 31, 2019	82,310	$25.00	$5.97	1,934,838	$37.11	$7.05	389,750	$39.67	84,350	$54.64	84,350	$42.01
Granted	—	—	—	99,872	56.84	9.35	263,041	56.85	84,202	79.18	84,202	56.84
Exercised/Vested (1)	(1,875)	25.00	10.26	(27,797)	31.72	5.89	(177,809)	40.50	—	—	—	—
Cancelled/Expired	—	—	—	—	—	—	(4,074)	47.65	—	—	—	—
Outstanding at June 30, 2020	80,435	$25.00	$5.87	2,006,913	$38.17	$7.18	470,908	$48.88	168,552	$66.90	168,552	$49.42
(1)	This represents (i) Class O units which were converted to Class A units, (ii) options to purchase Class A common stock which were exercised, and (iii) the Class A common stock that has been released from restriction and which was not surrendered by the holder to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock, with respect to the applicable column.

The assumptions and fair values for restricted stock and options to purchase shares of Class A common stock granted for the six months ended June 30, 2020 are included in the following table on a per unit basis (unaudited). Options to purchase shares of Class A common stock were valued using the Black-Scholes model and TSR Units were valued using a Monte-Carlo simulation that leveraged similar assumptions to those used to value the Class A common stock and FFO Units.

Six Months Ended June 30, 2020
Fair value of FFO units and restricted stock granted	$56.84 - $57.28
Fair value of TSR units granted	$79.18
Fair value of options granted	$9.35
Expected term (years)	5.5
Expected volatility	27%
Expected dividend yield	3.31%
Expected risk-free interest rates	0.61%

The following tables summarize information about awards outstanding as of June 30, 2020 (unaudited).

	Operating Partnership Awards Outstanding
			Weighted average
		Awards	remaining
	Exercise prices	outstanding	vesting period (years)
Class O Units	$25.00	80,435	—
Total Operating Partnership awards outstanding		80,435

	QTS Realty Trust, Inc. Awards Outstanding
			Weighted average
		Awards	remaining
	Exercise prices	outstanding	vesting period (years)
Restricted stock	$—	470,908	0.9
TSR units	—	168,552	1.0
FFO units	—	168,552	0.7
Options to purchase Class A common stock	$21.00 - 56.84	2,006,913	0.3
Total QTS Realty Trust, Inc. awards outstanding		2,814,925

Any awards outstanding as of the end of the period have been valued as of the grant date and generally vest ratably over a defined service period. As of June 30, 2020 all restricted Class A common stock, TSR units, and FFO units outstanding were unvested and approximately 0.1 million options to purchase Class A common stock were outstanding and unvested. As of June 30, 2020 we had $36.1 million of unrecognized equity-based compensation expense which will be recognized over a remaining weighted-average vesting period of 0.8 years. The total intrinsic value of Class O units and options to purchase Class A common stock outstanding at June 30, 2020 was $55.2 million.

Dividends and Distributions

The following tables present quarterly cash dividends and distributions paid to QTS’ common and preferred stockholders and the Operating Partnership’s unit holders for the six months ended June 30, 2020 and 2019 (unaudited):

Six Months Ended June 30, 2020
			Aggregate
		Per Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock/Units
March 20, 2020	April 7, 2020	$0.47	$31.5
December 20, 2019	January 7, 2020	$0.44	28.6
			$60.1

Series A Preferred Stock/Units
March 31, 2020	April 15, 2020	$0.45	$1.9
December 31, 2019	January 15, 2020	$0.45	1.9
			$3.8

Series B Preferred Stock/Units
March 31, 2020	April 15, 2020	$1.63	$5.1
December 31, 2019	January 15, 2020	$1.63	5.1
			$10.2

Six Months Ended June 30, 2019
			Aggregate
		Per Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock/Units
March 20, 2019	April 4, 2019	$0.44	$27.3
December 21, 2018	January 8, 2019	$0.41	23.7
			$51.0

Series A Preferred Stock/Units
March 31, 2019	April 15, 2019	$0.45	$1.9
December 31, 2018	January 15, 2019	$0.45	1.9
			$3.8

Series B Preferred Stock/Units
March 31, 2019	April 15, 2019	$1.63	$5.1
December 31, 2018	January 15, 2019	$1.63	5.1
			$10.3

Additionally, subsequent to June 30, 2020, the Company paid the following dividends:

●	On July 7, 2020, the Company paid its regular quarterly cash dividend of $0.47 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on June 19, 2020.

●	On July 15, 2020, the Company paid a quarterly cash dividend of approximately $0.45 per share on its Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on June 30, 2020, and the Operating Partnership paid a quarterly cash distribution of approximately $0.45 per unit on outstanding Series A Preferred Units held by the Company.

●	On July 15, 2020, the Company paid a quarterly cash dividend of approximately $1.63 per share on its Series B Preferred Stock to holders of Series B Preferred Stock of record as of the close of business on June 30, 2020, and the Operating Partnership paid a quarterly cash distribution of approximately $1.63 per unit on outstanding Series B Preferred Units held by the Company.

Equity Issuances

Class A Common Stock

In June 2019, we established an “at-the-market” equity offering program (the “Prior ATM Program”) pursuant to which we could issue, from time to time, up to $400 million of our Class A common stock, $0.01 par value per share (the “Class A common stock”), which could include shares to be sold on a forward basis. The use of forward sales under the Prior ATM Program generally allows the Company to lock in a price on the sale of shares of our Class A common stock when sold by the forward sellers, but defer receiving the net proceeds from such sales until the shares of our Class A common stock are issued at settlement on a later date. We have concluded that the forward sale agreements meet the derivative scope exception for certain contracts involving an entity’s own equity. The initial forward sale price is subject to daily adjustment based on a floating interest rate factor equal to the specified daily rate less a spread, and will decrease by other fixed amounts specified in the forward sale agreement. Until settlement of all of the forward sale agreements, our earnings per share dilution resulting from the agreements, if any, is determined using the two-class method.

In May 2020, we established a new “at-the-market” equity offering program (the “ATM Program”) pursuant to which we may issue, from time to time, up to $500 million of our Class A common stock, which may include shares to be sold on a forward basis. As under the Prior ATM Program, the use of forward sales under the ATM Program generally allows the Company to lock in a price on the sale of shares of our Class A common stock when sold by the forward sellers, but defer receiving the net proceeds from such sales until the shares of our Class A common stock are issued at settlement on a later date. We have concluded that the forward sale agreements meet the derivative scope exception for certain contracts involving an entity’s own equity. The initial forward sale price is subject to daily adjustment based on a floating interest rate factor equal to the specified daily rate less a spread, and will decrease by other fixed amounts specified in the forward sale agreement. Until settlement of all of the forward sale agreements, our earnings per share dilution resulting from the agreements, if any, is determined using the two-class method.

At any time during the term of any forward sale under the Prior ATM Program or the ATM Program, we may settle the forward sale by physical delivery of shares of Class A common stock to the forward purchasers or, at our election, cash settle or net share settle. The initial forward sale price per share under each forward sale equals the product of (x) an amount equal to 100% minus the applicable forward selling commission and (y) the volume weighted average price per share at which the borrowed shares of our common stock were sold pursuant to the equity distribution agreement by the relevant forward seller during the applicable forward hedge selling period for such shares to hedge the relevant forward purchaser’s exposure under such forward sale. Thereafter, the forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor equal to the specified daily rate less a spread, and is decreased based on specified amounts related to dividends on shares of our common stock during the term of the applicable forward sale. If the specified daily rate is less than the spread on any day, the interest rate factor will result in a daily reduction of the applicable forward sale price.

During the six months ended June 30, 2020, we received $134.5 million of net proceeds from the settlement of forward shares as noted in the table below. The Company expects to physically settle (by delivering shares of Class A common stock) the remaining forward sales under the Prior ATM Program and ATM Program prior to the first anniversary date of each respective transaction. In addition, during the six months ended June 30, 2020, the Company utilized the forward provisions under the Prior ATM Program and the ATM Program to allow for the sale of additional shares of its common stock as noted in the table below.

In June 2020, QTS conducted an underwritten offering of 4,400,000 shares of common stock offered on a forward basis at a price of $64.90 per share representing available net proceeds upon physical settlement of approximately $271.9 million as of June 30, 2020. The Company expects to physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds, subject to certain adjustments, from the sale of those shares of common stock by June 30, 2021, although the Company has the right to elect settlement prior to that time. We have concluded that the forward sale agreements meet the derivative scope exception for certain contracts involving an entity’s own equity. The initial forward sale price is subject to daily adjustment based on a floating interest rate factor equal to the specified daily rate less a spread, and will decrease by other fixed amounts specified in the forward sale agreement. Until settlement of all of the forward sale agreements, our earnings per share dilution resulting from the agreements, if any, is determined using the two-class method.

The following table represents a summary of equity issuances of our Class A common stock for the six months ended June 30, 2020 (in thousands):

Offering Program	Forward Shares Sold/(Settled)		Net Proceeds Available/(Received) (1)
Shares and net proceeds available as of December 31, 2019	3,795		$177,845
February 2019 Offering - Settlement	(931)	(2)	(35,841)
June 2019 Prior ATM Program - Settlements	(1,000)	(2)	(47,490)
June 2019 Prior ATM Program - Sales	3,917		209,934
Shares and net proceeds available as of March 31, 2020	5,781		$304,448
June 2019 Prior ATM Program - Sales	634		33,643
June 2019 Prior ATM Program - Settlements	(1,033)	(2)	(51,162)
May 2020 ATM Program - Sales	517		31,690
June 2020 Offering - Sales	4,400		271,938
Shares and net proceeds available as of June 30, 2020	10,299		$590,557
(1)	Net Proceeds Available remain subject to certain adjustments until settled.
(2)	Represents the number of forward shares we elected to physically settle during the six months ended June 30, 2020.

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

Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about the 15th day of each January, April, July and October. The Series B Preferred Stock is convertible by holders into shares of Class A common stock at any time at the then-prevailing conversion rate. The conversion rate as of June 30, 2020 is 2.1362 shares of the Company’s Class A common stock per share of Series B Preferred Stock. The Series B Preferred Stock does not have a stated maturity date. Upon liquidation, dissolution or winding up, the Series B Preferred Stock will rank senior to common stock and pari passu with the Series A Preferred Stock with respect to the payment of distributions and other amounts. The Series B Preferred Stock is not redeemable by the Company. At any time on or after July 20, 2023, the Company may at its option cause all (but not less than all) outstanding shares of the Series B Preferred Stock to be automatically converted into the Company’s Class A common stock at the then-prevailing conversion rate if the closing sale price of the Company’s Class A common stock is equal to or exceeds 150% of the then-prevailing conversion price for at least 20 trading days in a period of 30 consecutive trading days, including the last trading day of such 30-day period, ending on the trading day prior to the issuance of a press release announcing the mandatory conversion.

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

10. Related Party Transactions

As described further in Note 5 – ‘Investments in Unconsolidated Entity’, during the six months ended June 30, 2019, QTS formed an unconsolidated entity with Alinda, an infrastructure investment firm. QTS contributed a hyperscale data center under development in Manassas, Virginia to the entity. The facility, and the previously executed operating lease to a global cloud-based software company pursuant to a 10-year lease agreement, was contributed in exchange for cash and noncash consideration in the form of equity interest in the entity that was measured at fair value pursuant to ASC Topic 820. QTS and Alinda each own a 50% interest in the entity.

Under the unconsolidated entity agreement, we serve as the entity’s operating member, subject to authority and oversight of a board appointed by us and Alinda, and separately we serve as manager and developer of the facility in exchange for management and development fees. QTS earned $0.4 million and $0.2 million in development fees from the unconsolidated entity during the three months ended June 30, 2020 and 2019, respectively, and $0.9 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively. In addition, QTS earned approximately $0.2 million and $0.2 million in management fees from the unconsolidated entity during the three months ended June 30, 2020 and 2019, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.

In addition, we periodically execute transactions with entities affiliated with our Chairman and Chief Executive Officer. Such transactions include automobile, furniture and equipment purchases as well as building operating lease payments and receipts, and reimbursement for the use of a private aircraft service by our officers and directors.

The transactions which occurred during the three and six months ended June 30, 2020 and 2019 are outlined below (unaudited and in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Tax, utility, insurance and other reimbursement	$78	$174	$254	$435
Rent expense	257	253	514	507
Capital assets acquired	-	370	-	424
Total	$335	$797	$768	$1,366

11. Noncontrolling Interest

Concurrently with the completion of the IPO, QTS consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership as of the date of the IPO.

Commencing at any time beginning November 1, 2014, at the election of the holders of the noncontrolling interest, the currently outstanding Class A units of the Operating Partnership are redeemable for cash or, at the election of the Company, Class A common stock of the Company on a one-for-one basis. As of June 30, 2020, the noncontrolling ownership interest percentage of QualityTech, LP was 9.8%.

12. Earnings per share of QTS Realty Trust, Inc.

Basic income per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share adjusts basic income per share for the effects of potentially dilutive common shares. Unvested restricted stock awards and our forward sale contracts described in Note 9 contain non-forfeitable rights to dividends and thus are participating securities and are included in the computation of basic earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. Accordingly, service-based restricted stock awards and the forward sale contracts were included in the calculation of basic earnings per share using the two-class method for all periods presented to the extent outstanding during the period.

The computation of basic and diluted net income per share is as follows (in thousands, except per share data, and unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income	$10,209	$7,535	$18,329	$28,683
Income attributable to noncontrolling interests	(317)	(52)	(427)	(1,642)
Preferred stock dividends	(7,045)	(7,045)	(14,090)	(14,090)
Earnings attributable to participating securities	(5,552)	(1,880)	(7,148)	(3,814)
Net income (loss) available to common stockholders after allocation to participating securities	$(2,705)	$(1,442)	$(3,336)	$9,137
Denominator:
Weighted average shares outstanding - basic	59,773	54,713	58,900	53,338
Effect of Class O units, TSR units and options to purchase Class A common stock on an "as if" converted basis	—	—	—	416
Weighted average shares outstanding - diluted	59,773	54,713	58,900	53,754

Basic net income (loss) per share	$(0.05)	$(0.03)	$(0.06)	$0.17

Diluted net income (loss) per share	$(0.05)	$(0.03)	$(0.06)	$0.17
*	Note: The calculations of basic and diluted net income (loss) per share above do not include the following number of Class A partnership units, Class O units, TSR units and options to purchase common stock on an “as if” converted basis, and the effects of Series B Convertible preferred stock on an “as if” converted basis, as their respective inclusions would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Class A Partnership units	6,671	6,669	6,671	6,671
Class O units, TSR units and options to purchase common stock on an "as if" converted basis	1,131	495	1,066	—
Series B Convertible preferred stock on an "as if" converted basis	6,756	6,729	6,753	6,729

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

2020 (July - December)	$208,875
2021	373,119
2022	281,624
2023	181,517
2024	133,727
Thereafter	285,825
Total	$1,464,687

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2020, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2020 or December 31, 2019.

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

Credit facility and Senior Notes: As market interest rates have fluctuated compared to contracted interest rates, the fair value of our unsecured credit facility approximated the carrying value of the credit facility less the fair value of the interest rate swap liability. The fair value of our Senior Notes was estimated using Level 2 “significant other observable inputs,” primarily based on quoted market prices for the same or similar issuances. At June 30, 2020, the fair value of the Senior Notes was approximately $408.0 million.

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

15. Subsequent Events

In July 2020, we paid our regular quarterly cash dividends on our common stock, Series A Preferred Stock and Series B Preferred Stock. See the ‘Dividends and Distributions’ section of Note 9 for additional details.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the financial condition and results of operations of QTS Realty Trust, Inc., a Maryland corporation (“QTS”), which includes the operations of QualityTech, LP (the “Operating Partnership”), for the three and six months ended June 30, 2020 and 2019. You should read the following discussion and analysis in conjunction with QTS’ and the Operating Partnership’s accompanying consolidated financial statements and related notes contained elsewhere in this Form 10-Q. We believe it is important for investors to understand the few differences between the financial statements of QTS and the Operating Partnership. See “Explanatory Note” for an explanation of the differences between these financial statements in the context of how QTS and the Operating Partnership operate as a consolidated company. Since the financial data presented in this Item 2 does not contain any differences between QTS and the Operating Partnership, all periods presented reflect the operating results of both QTS and the Operating Partnership.

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

Overview

QTS is a leading provider of data center solutions to the world’s largest and most sophisticated hyperscale technology companies, enterprises and government agencies. Through our technology-enabled platform, delivered across mega scale data center infrastructure, we offer a comprehensive portfolio of secure and compliant IT solutions. Our data centers are facilities that power and support our customers’ IT infrastructure equipment and provide seamless access and connectivity to a range of communications and IT services providers. Across our broad footprint of strategically located data centers, we provide flexible, scalable and secure IT solutions, including data center space, power and cooling, connectivity and value-add managed services for more than 1,200 customers in the financial services, healthcare, retail, government, technology and various other industries. We build out our data center facilities depending on the needs of our customers to accommodate both multi-tenant environments (hybrid colocation) and customers that require significant amounts of space and power (hyperscale), including federal customers. We believe that we own and operate one of the largest portfolios of multi-tenant data centers in the United States, as measured by gross square footage, and have the capacity to nearly double our sellable data center raised floor space without constructing or acquiring any new buildings. In addition, we own more than 721 acres of land that is available at our data center properties that provides us with the opportunity to significantly expand our capacity to further support future demand from current and new potential customers.

As of June 30, 2020, we operated a portfolio of 25 data centers located throughout the United States, Canada and Europe. Within the United States, our data centers are concentrated in the markets which we believe offer the highest growth opportunities. Our data centers are highly specialized, mission-critical facilities utilized by our customers to store, power and cool the server, storage, and networking equipment that support their most critical business systems and processes. We believe that our data centers are best-in-class and engineered to adhere to the highest specifications commercially available to customers, providing fully redundant, high-density power and cooling sufficient to meet the needs of the largest companies and organizations in the world. We have demonstrated a strong operating track record of “five-nines” (99.999%) reliability since QTS’ inception.

The COVID-19 Pandemic

We continue to actively monitor developments with respect to COVID-19 and have taken numerous actions based on corporate policies specifically focusing on the safety and wellness of our customers, partners, and employees, as well as providing continuous and resilient services. Although the COVID-19 pandemic has caused significant disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets, as of June 30, 2020, these developments have not had a known material adverse effect on our business. As of June 30, 2020, each of our data centers in North America and Europe are fully operational and operating in accordance with our business continuity plans. Across each of the respective jurisdictions in which we operate, our business has been deemed an essential operation, which has allowed us to remain fully staffed with critical personnel in place to continue to provide service and support for our customers.

We previously reported that since the beginning of the economic disruptions from COVID-19, we had experienced a modest increase in customer requests for extended payment terms, primarily concentrated in the retail, oil and gas, hospitality and transportation customer verticals, with these customers representing approximately 5% of our revenue for the three months ended March 31, 2020. During the second quarter of 2020, the pace of additional customer requests for extended payment terms moderated while a number of customers who had previously asked for extended payment terms have since resumed payments. Overall, we continue to see cash collections and receivables trending at a level that is closer to historical levels but have considered the additional uncertainty and risk within our portfolio of receivables caused by the COVID-19 pandemic when determining reserve levels and estimating future collections as of June 30, 2020.

In addition, we previously reported that we had experienced modest delays in construction activity in a few of our markets primarily as a result of availability of contractors and slower permitting during the three months ended March 31, 2020. During the second quarter and through the date of this report, we are pleased to report that our commitments to customers remain on track and we do not currently anticipate any meaningful delays in our development activity associated with our booked-not-billed backlog in 2020 assuming current trends continue.

The extent to which COVID-19 impacts our business and operations remains largely uncertain and will depend on future developments that are highly uncertain and cannot be predicted with confidence, including the duration and scope of the pandemic, new information that may emerge concerning the severity of COVID-19, the response of the overall economy and financial markets and the actions taken to contain COVID-19 or treat its impact, such as government actions, laws or orders or any changes or amendments thereto and the success of any lifting or easing of, or the risk of any premature lifting or easing of, any such restrictions, among others. The COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial performance, and results of operations and also may exacerbate many of the risks identified under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. For a further discussion of the risks related to the COVID-19 pandemic, see “Item 1A Risk Factors.”

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

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of June 30, 2020, only five of our more than 1,200 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 10.9% of our MRR and the next largest customer accounting for only 5.5% of our MRR.

Our Portfolio

As of June 30, 2020, including 100% of the unconsolidated entity with which we are affiliated, we operated 25 data centers located throughout the United States, Canada and Europe, containing an aggregate of approximately 7.2 million gross square feet of space, including approximately 3.2 million “basis-of-design” raised floor square feet (approximately 96.3% of which is wholly owned by us including our data center in Santa Clara which is subject to a long-term ground lease), which represents the total sellable data center raised floor potential of our existing data center facilities. This reflects the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the space and power configuration that we deploy. As of June 30, 2020, this space included approximately 1.8 million raised floor operating net rentable square feet, or NRSF, plus approximately 1.4 million square feet of additional raised floor in our development pipeline, of which approximately 158,000 raised floor square feet is expected to become operational by December 31, 2020. Of the total 1.4 million raised floor square feet in our development pipeline, approximately 118,000 square feet was related to customer leases which had been executed as of June 30, 2020 but not yet commenced. Our facilities collectively have access to approximately 956 megawatts (“MW”) of available utility power. Access to power typically is the most limiting and expensive component in developing a data center and, as such, we believe our significant access to power represents an important competitive advantage.

The following table presents an overview of the portfolio of operating properties that we own or lease, based on information as of June 30, 2020:

			Net Rentable Square Feet (Operating NRSF) (1)
									Available	Basis of	Current
		Gross							Utility	Design	Raised
	Year	Square	Raised	Office &	Supporting		%	Annualized	Power	("BOD")	Floor as a
Property	Acquired (2)	Feet (3)	Floor (4)	Other (5)	Infrastructure (6)	Total	Occupied (7)	Rent (8)	(MW) (9)	NRSF	% of BOD
Richmond, VA	2010	1,318,353	117,309	51,093	131,654	300,056	85.4%	$34,155,319	110	557,309	21.0%
Atlanta, GA (DC - 1) (10)	2006	968,695	527,186	36,953	364,815	928,954	98.8%	121,257,186	72	527,186	100.0%
Irving, TX	2013	698,000	187,742	6,981	198,913	393,636	97.6%	54,296,750	140	275,701	68.1%
Princeton, NJ	2014	553,930	58,157	2,229	111,405	171,791	100.0%	10,380,831	22	158,157	36.8%
Chicago, IL	2014	474,979	87,500	3,508	88,422	179,430	88.6%	20,718,808	56	215,855	40.5%
Ashburn, VA	2017	445,000	110,606	13,199	110,560	234,365	94.4%	7,602,061	50	178,000	62.1%
Suwanee, GA	2005	369,822	205,608	8,697	107,128	321,433	94.8%	62,137,295	36	212,975	96.5%
Piscataway, NJ	2016	360,000	111,263	19,243	110,479	240,985	94.6%	22,259,885	111	176,000	63.2%
Fort Worth, TX	2016	261,836	55,828	17,232	97,699	170,759	77.0%	5,831,804	50	80,000	69.8%
Hillsboro, OR	2017	158,000	16,563	1,000	14,228	31,791	100.0%	677,964	30	85,000	19.5%
Santa Clara, CA (11)	2007	135,322	59,905	944	45,094	105,943	90.1%	22,854,006	11	80,940	74.0%
Sacramento, CA	2012	92,644	54,595	2,794	23,916	81,305	38.2%	10,310,436	8	54,595	100.0%
Dulles, VA (12)	2017	87,159	30,545	5,997	32,892	69,434	90.3%	18,059,373	13	48,270	63.3%
Leased facilities (13)	2006 & 2015	190,875	62,274	18,650	41,901	122,825	84.5%	24,533,568	14	82,886	75.1%
Other (14)	Misc.	459,549	51,561	49,337	70,636	171,534	86.0%	13,787,796	98	180,380	28.6%
		6,574,164	1,736,642	237,857	1,549,742	3,524,241	93.1%	$428,863,082	821	2,913,254	59.6%
								-
New Property Development
Atlanta, GA (DC-2) (15)	2018	495,000	—	—	—	—	—%	—	—	240,000	—%

Unconsolidated Properties - at the Entity's 100% Share (16)
Manassas, VA	2018	118,031	33,600	12,663	39,044	85,307	100.0%	8,456,635	135	66,324	50.7%

Total Properties		7,187,195	1,770,242	250,520	1,588,786	3,609,548	93.3%	$437,319,717	956	3,219,578	55.0%
(1)	Represents the total square feet of a building that is currently leased or available for lease plus developed supporting infrastructure, based on engineering drawings and estimates, but does not include space held for redevelopment or space used for our own office space.
(2)	Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
(3)	With respect to our owned properties, gross square feet represents the entire building area. With respect to leased properties, gross square feet represents that portion of the gross square feet subject to our lease. Gross square feet includes 376,394 square feet of our office and support space, which is not included in operating NRSF.
(4)	Represents management’s estimate of the portion of NRSF of the facility with available power and cooling capacity that is currently leased or readily available to be leased to customers as data center space based on engineering drawings.
(5)	Represents the operating NRSF of the facility other than data center space (typically office and storage space) that is currently leased or available to be leased.
(6)	Represents required data center support space, including mechanical, telecommunications and utility rooms, as well as building common areas.
(7)	Calculated as data center raised floor that is subject to a signed lease for which billing has commenced divided by leasable raised floor based on the current configuration of the properties, expressed as a percentage.
(8)	We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under executed contracts as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed contracts (as defined below) as of a particular date, unless otherwise specifically noted, nor does it reflect the accounting associated with any free rent, rent abatements or future scheduled rent increases.
(9)	Represents installed utility power and transformation capacity that is available for use by the facility as of June 30, 2020.
(10)	This property was formerly known as “Atlanta, GA (Metro)” but has been renamed “Atlanta, GA (DC-1)” to distinguish between the existing data center and the new property development shown as “Atlanta, GA (DC-2)” within the new property development section.
(11)	Subject to long-term ground lease.
(12)	The Dulles campus has two data center buildings and the Company is currently relocating customers from the smaller and older facility to the new facility in an effort to optimize its operating cost structure.
(13)	Includes 7 facilities. All facilities are leased, including those subject to finance leases.
(14)	Consists of Miami, FL; Lenexa, KS; Overland Park, KS; Eemshaven, Netherlands and Groningen, Netherlands facilities.
(15)	Represents the development of a new data center building at our Atlanta, GA campus.
(16)	Represents the Company’s unconsolidated entity at 100% share. QTS’ equity ownership of the unconsolidated entity is 50%.

Factors That May Influence Future Results of Operations and Cash Flows

Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of June 30, 2020, we had in place customer leases generating revenue for approximately 93% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental and managed services rates at our properties. The impact of the COVID-19 pandemic, including, but not limited to, the risk of business and/or operational disruptions, disruption of our customers’ businesses that could affect their ability to make rental payments to us, supply chain disruptions and delays in the construction or development of our data centers, future economic downturns, regional downturns or downturns in the technology industry, new technological developments, evolving industry demands and other similar factors could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. For example, since the beginning of the economic disruptions from COVID-19, we have experienced a modest increase in customer requests for payment relief and also have experienced modest delays in construction activity in a few of our markets, primarily as a result of availability of contractors and slower permitting as more fully described under the caption “The COVID-19 Pandemic.” During the second quarter of 2020, the pace of additional customer requests for extended payment terms moderated while a number of customers who had previously asked for extended payment terms have since resumed payments. In response to these customer requests, although we have not reduced future payments, we have in certain circumstances provided additional flexibility in the form of extended payment terms. Although as of the date of this report these developments have not had a known material adverse effect on the Company’s business, these or other negative trends in one or more of these or other factors described above could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.

Leasing Arrangements. As of June 30, 2020, approximately 47% of our MRR was attributable to the metered power model. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of June 30, 2020, the remaining approximately 53% of our MRR was attributable to the gross lease or managed service model. Under this model, the customer pays us a fixed amount on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers incur more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease or managed service model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. Our gross leases and managed services contracts generally have a term of three years or less.

Scheduled Lease Expirations. Our ability to minimize rental churn (which we define as MRR lost in the period from a customer intending to fully exit our platform in the near-term compared to the total MRR at the beginning of the period) and customer downgrades at renewal and combined with our ability to renew, lease and re-lease expiring space will impact our results of operations and cash flows. Leases which have commenced billing representing approximately 12% and 19% of our total leased raised floor are scheduled to expire during the years ending December 31, 2020 (including all month-to-month leases) and 2021, respectively. These leases also represented approximately 19% and 22%, respectively, of our annualized rent as of June 30, 2020. Given that our average rent for larger contracts tend to be at or below market rent at expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.

Acquisitions, Development, and Financing. Our revenue growth also will depend on our ability to acquire and redevelop and/or construct and subsequently lease data center space at favorable rates. We generally fund the cost of data center acquisition, construction and/or redevelopment from our net cash provided by operations, revolving credit facility, other unsecured and secured borrowings, joint ventures and/or the issuance of additional equity. We believe that we have sufficient access to capital from our current cash and cash equivalents, borrowings under our credit facility and forward equity transactions. Since the beginning of the economic disruptions from COVID-19, we have experienced modest delays in construction activity in a few of our markets, primarily as a result of availability of contractors and slower permitting as more fully described under the caption “The COVID-19 Pandemic.” During the second quarter, we are pleased to report that our commitments to customers remain on track and we do not currently anticipate any meaningful delays in our development activity associated with our booked-not-billed backlog in 2020 assuming current trends continue.

Unconsolidated Entity. On February 22, 2019, we entered into an agreement with Alinda, an infrastructure investment firm, with respect to our Manassas data center. At closing, we contributed cash and our Manassas data center (a hyperscale data center under development in Manassas, Virginia), and Alinda contributed cash, in each case in exchange for a 50% interest in the unconsolidated entity. The Manassas data center, which is currently leased to a global cloud-based software company pursuant to a 10-year lease agreement, was contributed at an expected stabilized value upon completion of approximately $240 million. At the closing, we received approximately $53 million in net proceeds, which was funded from the cash contributed by Alinda and also borrowings under a $164.5 million secured credit facility entered into by the unconsolidated entity at closing that carries a rate of LIBOR plus 2.00% to 2.25% depending on the existing leverage ratio. We used these distributions to pay down our revolving credit facility and for general corporate purposes. Under the agreement, we will receive additional distributions in the future as and when we complete development of each phase of the Manassas data center and place it into service, which allows us to receive distributions for Alinda’s share of the unconsolidated entity based on the expected full stabilization of the asset. These distributions will be based on a 6.75% capitalization rate for each phase delivered during the first three years of the agreement. Under the agreement, we serve as the unconsolidated entity’s operating member, subject to authority and oversight of a board appointed by Alinda and us, and separately we serve as manager and developer of the facility in exchange for management and development fees. The agreement includes various transfer restrictions and rights of first offer that will allow us to repurchase Alinda’s interest should Alinda wish to exit in the future. In addition, we have agreed to provide Alinda an opportunity to invest in future similar entities based on similar terms and at a comparable capitalization rate. This agreement has been reflected as an unconsolidated entity on our reported financial statements beginning in the first quarter of 2019.

Operating Expenses. Our operating expenses generally consist of direct personnel costs, utilities, property and ad valorem taxes, insurance and site maintenance costs and rental expenses on our ground and building leases. In particular, our buildings require significant power to support the data center operations conducted in them. Although a significant portion of our long-term leases – leases with a term greater than three years – contain reimbursements for certain operating expenses, we will not in all instances be reimbursed for all of the property operating expenses we incur. During the six months ended June 30, 2020 we experienced an increase in certain operating costs, partially driven by an increase in bad debt expense which was due to the risk of non-payment for customers experiencing business disruptions due to COVID-19. We also incur general and administrative expenses, including expenses relating to senior management, our in-house sales and marketing organization, cloud and managed services support personnel and legal, human resources, accounting and other expenses related to professional services. We also will incur additional expenses arising from being a publicly traded company, including employee equity-based compensation. Increases or decreases in our operating expenses will impact our results of operations and cash flows. We expect to incur additional operating expenses as we continue to expand. Although, as of the date of this report, the expenses described above related to the COVID-19 pandemic have not had a known material adverse effect on the Company’s business, these or other negative trends in one or more of these or other factors described above could adversely affect our operating expenses in future periods, which would impact our results of operations and cash flows.

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

In regard to renewed leases signed, consistent with our strategy and business model, the renewal rates below reflect total MRR per square foot including all subscribed services. For comparability, we include only those leases where the square footage remained consistent before and after renewal. All customers with space changes are incorporated into new/modified leasing statistics and rates.

We define booked-not-billed as our customer leases that have been signed, but for which lease payments have not yet commenced.

The following leasing and booked-not-billed statistics include results of the consolidated business as well as QTS’ 50% share of revenue from the unconsolidated entity, if any.

				Incremental
		Number of	Annualized rent (1)	Annualized Rent (1), Net
	Period	Leases	per leased sq ft	of Downgrades
New/modified leases signed	Three Months Ended June 30, 2020	499	$548	$21,044,584
	Six Months Ended June 30, 2020	985	$458	$42,877,352

		Number of
		Renewed	Annualized rent (1)
	Period	Leases	per leased sq ft	Annualized Rent (1)	Rent Change
Renewed Leases (2)	Three Months Ended June 30, 2020	112	$509	$19,555,593	2.6%
	Six Months Ended June 30, 2020	190	$600	$30,834,978	3.5%
(1)	We define annualized rent as MRR as of June 30, 2020, multiplied by 12.
(2)	We define renewals as leases where the customer retains the same amount of space before and after renewals, which facilitates rate comparability.

The following table outlines the booked-not-billed balance as of June 30, 2020 and how that is expected to affect revenue in 2020 and subsequent years:

Booked-not-billed ("BNB") (1)	2020	2021	Thereafter	Total
MRR	$2,367,273	$4,353,135	$2,543,507	$9,263,915
Incremental revenue (2)	8,828,593	34,492,470	30,522,086
Annualized revenue (3) (4)	$28,407,275	$52,237,623	$30,522,086	$111,166,984
(1)

Includes the Company’s consolidated booked-not-billed balance in addition to booked-not-billed revenue associated with the unconsolidated entity at QTS’ pro rata share of the booked-not-billed revenue. Of the $111.2 million annualized booked-not-billed revenue, approximately $1.8 million related to QTS’ pro rata share of booked-not-billed revenue associated with the unconsolidated entity.

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

(4)

As of June 30, 2020, adjusting booked-not-billed revenue for the effects of revenue which had begun recognition via straight line rent, the Company’s annualized booked-not-billed balance was $63.3 million, of which $19.6 million was attributable to 2020, $29.1 million was attributable to 2021, and $14.6 million was attributable to years thereafter.

The Company estimates the remaining cost to provide the space, power, connectivity and other services to the customer contracts which had not billed as of June 30, 2020 to be approximately $138 million. This estimate generally includes customers with newly contracted space of more than 3,300 square feet of raised floor space. The space, power, connectivity and other services provided to customers that contract for smaller amounts of space is generally provided by existing space which was previously developed.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Changes in revenues and expenses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 are summarized below (unaudited and in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Revenues:
Rental	$125,996	$114,977	$11,019	10%
Other	5,644	4,190	1,454	35%
Total revenues	131,640	119,167	12,473	10%
Operating expenses:
Property operating costs	40,349	38,570	1,779	5%
Real estate taxes and insurance	4,106	3,355	751	22%
Depreciation and amortization	47,554	41,481	6,073	15%
General and administrative	21,391	20,124	1,267	6%
Transaction and integration costs	381	1,039	(658)	(63)%
Total operating expenses	113,781	104,569	9,212	9%
Operating income	17,859	14,598	3,261	22%
Other income and expense:
Interest income	2	36	(34)	(94)%
Interest expense	(6,924)	(6,459)	465	7%
Other income (expense)	—	(40)	(40)	(100)%
Equity in net loss of unconsolidated entity	(590)	(401)	189	47%
Income before taxes	10,347	7,734	2,613	34%
Tax expense of taxable REIT subsidiaries	(138)	(199)	(61)	(31)%
Net income	$10,209	$7,535	$2,674	35%

Revenues. Total revenues for the three months ended June 30, 2020 were $131.6 million compared to $119.2 million for the three months ended June 30, 2019. The increase of $12.5 million, or 10%, was largely attributable to growth in our hyperscale and hybrid colocation offerings, primarily through increases in revenues in the Ashburn, Atlanta (DC-1), Chicago, and Fort Worth data centers. Offsetting these increases were revenue reductions in Richmond and various leased facilities partly associated with the migration from those leased facilities.

Property Operating Costs. Property operating costs for the three months ended June 30, 2020 were $40.3 million compared to property operating costs of $38.6 million for the three months ended June 30, 2019, an increase of $1.8 million, or 5%. The breakdown of our property operating costs is summarized in the table below (unaudited and in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Property operating costs:
Direct payroll	$6,939	$6,042	$897	15%
Rent	2,717	3,117	(400)	(13)%
Repairs and maintenance	3,360	3,474	(114)	(3)%
Utilities	16,307	15,557	750	5%
Management fee allocation	4,828	4,580	248	5%
Other	6,198	5,800	398	7%
Total property operating costs	$40,349	$38,570	$1,779	5%

The increase in total property operating costs was primarily due to ongoing company growth, largely driven by increases in direct payroll and utilities expense. The increase to utilities expense was primarily related to increased power usage and partially offset by lower utility rates in the Atlanta market. Rent expense decreased primarily due to our transition out of two small international leased facilities in the second half of 2019.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the three months ended June 30, 2020 were $4.1 million compared to $3.4 million for the three months ended June 30, 2019. The increase of $0.8 million, or 22%, was primarily attributable to an increase in taxes at our Irving, Fort Worth, Chicago, and Ashburn facilities.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2020 was $47.6 million compared to $41.5 million for the three months ended June 30, 2019. The increase of $6.1 million, or 15%, was due primarily to additional depreciation expense relating to an increase in assets placed in service at our Ashburn, Chicago and Fort Worth facilities.

General and Administrative Expenses. General and administrative expenses were $21.4 million for the three months ended June 30, 2020 compared to general and administrative expenses of $20.1 million for the three months ended June 30, 2019, an increase of $1.3 million, or 6%. The increase was primarily attributable to an increase in equity-based compensation expense which was partially offset by a reduction in travel and entertainment related expenses.

Transaction and Integration Costs. Transaction and integration costs were $0.4 million for the three months ended June 30, 2020, compared to $1.0 million for the three months ended June 30, 2019. The decrease of $0.7 million, or 63%, was attributable to a decrease in costs associated with the assessment of actual and potential acquisitions during the three months ended June 30, 2020.

Interest Expense. Interest expense for the three months ended June 30, 2020 was $6.9 million compared to $6.5 million for the three months ended June 30, 2019. Our average total debt balance increased from the prior period which was offset by a decrease in interest rates which led to a similar level of total interest costs incurred compared to the prior period.

Other Income (Expense). Other income (expense) represents the impact of foreign currency exchange rate fluctuations on our net investments in foreign subsidiaries whose functional currencies are other than the U.S. Dollar. We recognized no foreign currency gain (loss) related to our investment in the Netherlands facilities during the three months ended June 30, 2020. Prior to February 2020, gains or losses from foreign currency transactions were included in determining net income (loss). In February 2020, we entered into a net investment hedge which resulted in gains or losses subsequently being recognized in Other Comprehensive Income (Loss).

Equity in net income (loss) of unconsolidated entity. This represents equity in earnings (loss) of our unconsolidated entity formed during the first quarter of 2019 that owns our Manassas data center.

Tax Expense (Benefit) of Taxable REIT Subsidiaries. The tax expense of our taxable REIT subsidiaries for the three months ended June 30, 2020 was $0.1 million which remained consistent when compared to $0.2 million of tax expense for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Changes in revenues and expenses for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 are summarized below (unaudited and in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Revenues:
Rental	$246,077	$224,366	$21,711	10%
Other	11,855	7,490	4,365	58%
Total revenues	257,932	231,856	26,076	11%
Operating expenses:
Property operating costs	81,130	72,673	8,457	12%
Real estate taxes and insurance	8,017	6,722	1,295	19%
Depreciation and amortization	92,624	80,269	12,355	15%
General and administrative	42,074	40,015	2,059	5%
Transaction and integration costs	597	2,253	(1,656)	(74)%
Total operating expenses	224,442	201,932	22,510	11%
Gain on sale of real estate, net	—	13,408	(13,408)	(100)%
Operating income	33,490	43,332	(9,842)	(23)%
Other income and expense:
Interest income	2	81	(79)	(98)%
Interest expense	(14,086)	(13,605)	481	4%
Other income (expense)	159	(40)	(199)	(498)%
Equity in net loss of unconsolidated entity	(1,267)	(675)	592	88%
Income (loss) before taxes	18,298	29,093	(10,795)	(37)%
Tax benefit (expense) of taxable REIT subsidiaries	31	(410)	(441)	(108)%
Net income	$18,329	$28,683	$(10,354)	(36)%

Revenues. Total revenues for the six months ended June 30, 2020 were $257.9 million compared to $231.9 million for the six months ended June 30, 2019. The increase of $26.1 million, or 11%, was largely attributable to growth in our hyperscale and hybrid colocation offerings, primarily through increases in revenues in the Ashburn, Atlanta (DC-1), Chicago, and Fort Worth data centers. Offsetting these increases were revenue reductions in Richmond and various leased facilities partly associated with the exit from those leased facilities.

Property Operating Costs. Property operating costs for the six months ended June 30, 2020 were $81.1 million compared to property operating costs of $72.7 million for the six months ended June 30, 2019, an increase of $8.5 million, or 12%. The breakdown of our property operating costs is summarized in the table below (unaudited and in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Property operating costs:
Direct payroll	$13,467	$11,768	$1,699	14%
Rent	5,466	6,287	(821)	(13)%
Repairs and maintenance	6,699	6,285	414	7%
Utilities	31,295	29,410	1,885	6%
Management fee allocation	9,505	9,046	459	5%
Other	14,698	9,877	4,821	49%
Total property operating costs	$81,130	$72,673	$8,457	12%

The increase in total property operating costs was primarily due to ongoing company growth, largely driven by increases in direct payroll and utilities expense. The increase to utilities expense was primarily related to increased power usage and partially offset by lower utility rates in the Atlanta market. In addition, there was an increase in bad debt expense which was partially attributable to the risk of a loss across our portfolio of lease receivables primarily related to customers experiencing business disruptions due to COVID-19, which is included in the “Other” line item of the property operating costs table above. Rent expense decreased primarily due to our transition out of two small international leased facilities in the second half of 2019.

Real Estate Taxes and Insurance. Real estate taxes and insurance for the six months ended June 30, 2020 were $8.0 million compared to $6.7 million for the six months ended June 30, 2019. The increase of $1.3 million, or 19%, was primarily attributable to an increase in taxes at our Irving, Fort Worth, and Ashburn facilities.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2020 was $92.6 million compared to $80.3 million for the six months ended June 30, 2019. The increase of $12.4 million, or 15%, was due primarily to additional depreciation expense relating to an increase in assets placed in service at our Ashburn, Chicago and Fort Worth facilities.

General and Administrative Expenses. General and administrative expenses were $42.1 million for the six months ended June 30, 2020 compared to general and administrative expenses of $40.0 million for the six months ended June 30, 2019, an increase of $2.1 million, or 5%. The increase was primarily attributable to an increase in equity-based compensation expense which was partially offset in a reduction to travel and entertainment expenses.

Transaction and Integration Costs. Transaction and integration costs were $0.6 million for the six months ended June 30, 2020, compared to $2.3 million for the six months ended June 30, 2019. The decrease of $1.7 million, or 74%, was attributable to a decrease in costs associated with the assessment of actual and potential acquisitions during the six months ended June 30, 2020.

Gain on sale of real estate, net. The gain on sale of real estate net incurred during the six months ended June 30, 2019 primarily relates to a $13.4 million net gain realized upon sale of the Manassas facility to the unconsolidated entity which represents the fair value of cash and noncash consideration received in the sale transaction, net of costs directly related to the sale in excess of the carrying amounts of the assets.

Interest Expense. Interest expense for the six months ended June 30, 2020 was $14.1 million compared to $13.6 million for the six months ended June 30, 2019. Our average total debt balance increased from the prior period which was offset by a decrease in interest rates which led to a similar level of total interest costs incurred compared to the prior period.

Other Income (Expense). Other income (expense) represents the impact of foreign currency exchange rate fluctuations on the value of investments in foreign subsidiaries whose functional currencies are other than the U.S. Dollar. We recognized $0.2 million of foreign currency gain related to our investment in the Netherlands facilities during the six months ended June 30, 2020. Prior to February 2020, gains or losses from foreign currency transactions were included in determining net income (loss). In February 2020, we entered into a net investment hedge which resulted in gains or losses subsequently being recognized in Other Comprehensive Income (Loss).

Equity in net income (loss) of unconsolidated entity. This represents equity in earnings (loss) of our unconsolidated entity formed during the first quarter of 2019 that owns our Manassas data center. The increase in net loss for the six months ended June 30, 2020 compared to June 30, 2019 was primarily attributable to the unconsolidated entity being in place for two full quarters in the current period compared to only one quarter of the prior period.

Tax Expense (Benefit) of Taxable REIT Subsidiaries. The tax benefit of our taxable REIT subsidiaries for the six months ended June 30, 2020 was less than $0.01 million which remained relatively consistent when compared to $0.4 million of tax expense for the six months ended June 30, 2019.

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

FFO, Operating FFO and Adjusted Operating FFO

We consider funds from operations (“FFO”) to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income and cash provided by operating activities as a measure of operating performance. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (loss) (computed in accordance with GAAP), adjusted to exclude gains (or losses) from sales of depreciable real estate related to our primary business, impairment write-downs of depreciable real estate related to our primary business, real estate-related depreciation and amortization, and similar adjustments for unconsolidated entities. To the extent we incur gains or losses from the sale of assets that are incidental to our primary business, or incur impairment write-downs associated with assets that are incidental to our primary business, we include such amounts in our calculation of FFO. Our management uses FFO as a supplemental performance measure because, in excluding real estate-related depreciation and amortization, impairment write-downs of depreciable real estate and gains and losses from property dispositions related to our primary business, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs.

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

Adjusted Operating Funds From Operations (“Adjusted Operating FFO”) is a non-GAAP measure that is used as a supplemental operating measure and to provide additional information to users of the financial statements. We calculate Adjusted Operating FFO by adding or subtracting from Operating FFO items such as: maintenance capital investment, paid leasing commissions, amortization of deferred financing costs and bond discount, non-real estate depreciation and amortization, straight line rent adjustments, income taxes, equity-based compensation and similar adjustments for unconsolidated entities.

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

A reconciliation of net income (loss) to FFO, Operating FFO and Adjusted Operating FFO is presented below (unaudited and in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
FFO
Net income	$10,209	$7,535	$18,329	$28,683
Equity in net loss of unconsolidated entity	590	401	1,267	675
Real estate depreciation and amortization	44,196	38,544	85,896	74,471
Gain on sale of real estate, net	—	—	—	(13,408)
Pro rata share of FFO from unconsolidated entity	399	344	677	385
FFO	55,394	46,824	106,169	90,806
Preferred stock dividends	(7,045)	(7,045)	(14,090)	(14,090)
FFO available to common stockholders & OP unit holders	48,349	39,779	92,079	76,716

Transaction and integration costs	381	1,039	597	2,253
Operating FFO available to common stockholders & OP unit holders (1)	48,730	40,818	92,676	78,969

Maintenance capital expenditures	(4,220)	(2,233)	(5,882)	(2,942)
Leasing commissions paid	(6,805)	(6,528)	(15,803)	(13,043)
Amortization of deferred financing costs	991	979	1,978	1,957
Non real estate depreciation and amortization	3,358	2,937	6,728	5,798
Straight line rent revenue and expense and other	(5,702)	(979)	(9,457)	(2,401)
Tax expense (benefit) from operating results	138	199	(31)	410
Equity-based compensation expense	6,082	4,296	10,957	7,596
Adjustments for unconsolidated entity	(88)	(42)	(22)	(20)
Adjusted Operating FFO available to common stockholders & OP unit holders (1)	$42,484	$39,447	$81,144	$76,324
(1)	The Company’s calculations of Operating FFO and Adjusted Operating FFO may not be comparable to Operating FFO and Adjusted Operating FFO as calculated by other REITs that do not use the same definition.

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

A reconciliation of total GAAP revenues to recognized MRR in the period and MRR at period end is presented below (unaudited and in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Recognized MRR in the period
Total period revenues (GAAP basis)	$131,640	$119,167	$257,932	$231,856
Less: Total period variable lease revenue from recoveries	(12,528)	(12,672)	(24,803)	(23,465)
Total period deferred setup fees	(4,520)	(3,822)	(8,444)	(7,053)
Total period straight line rent and other	(9,327)	(5,485)	(17,359)	(9,428)
Recognized MRR in the period	$105,265	$97,188	$207,326	$191,910

MRR at period end
Total period revenues (GAAP basis)	$131,640	$119,167	$257,932	$231,856
Less: Total revenues excluding last month	(87,538)	(77,863)	(213,830)	(190,552)
Total revenues for last month of period	44,102	41,304	44,102	41,304
Less: Last month variable lease revenue from recoveries	(4,350)	(4,222)	(4,350)	(4,222)
Last month deferred setup fees	(1,533)	(1,322)	(1,533)	(1,322)
Last month straight line rent and other	(2,480)	(3,349)	(2,480)	(3,349)
Add: Pro rata share of MRR at period end of unconsolidated entity	352	369	352	369
MRR at period end (1)	$36,091	$32,780	$36,091	$32,780
(1)	Does not include our booked-not-billed MRR balance, which was $9.3 million and $5.7 million as of June 30, 2020 and 2019, respectively.

Net Operating Income (NOI)

We calculate net operating income (“NOI”), as net income (loss) (computed in accordance with GAAP), excluding: interest expense, interest income, tax expense (benefit) of taxable REIT subsidiaries, depreciation and amortization, write off of unamortized deferred financing costs, other (income) expense, debt restructuring costs, transaction, integration and impairment costs, gain (loss) on sale of real estate, restructuring costs, general and administrative expenses and similar adjustments for unconsolidated entities. We allocate a management fee charge of 4% of cash revenues for all facilities as a property operating cost and a corresponding reduction to general and administrative expense to cover the day-to-day administrative costs to operate our data centers. The management fee charge is reflected as a reduction to net operating income.

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

A reconciliation of net income to NOI is presented below (unaudited and in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Operating Income (NOI)
Net income	$10,209	$7,535	$18,329	$28,683
Equity in net loss of unconsolidated entity	590	401	1,267	675
Interest income	(2)	(36)	(2)	(81)
Interest expense	6,924	6,459	14,086	13,605
Depreciation and amortization	47,554	41,481	92,624	80,269
Other (income) expense	—	40	(159)	40
Tax expense (benefit) of taxable REIT subsidiaries	138	199	(31)	410
Transaction and integration costs	381	1,039	597	2,253
General and administrative expenses	21,391	20,124	42,074	40,015
Gain on sale of real estate, net	—	—	—	(13,408)
NOI from consolidated operations (1)	$87,185	$77,242	$168,785	$152,461
Pro rata share of NOI from unconsolidated entity	927	842	1,771	1,076
Total NOI (1)	$88,112	$78,084	$170,556	$153,537
(1)	Includes facility level general and administrative allocation charges of 4% of cash revenue for all facilities. These allocated charges aggregated to $4.8 million and $4.6 million for the three month periods ended June 30, 2020 and 2019, respectively, and $9.5 million and $9.0 million for the six months ended June 30, 2020 and 2019, respectively.

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

A reconciliation of net income to EBITDAre and Adjusted EBITDA is presented below (unaudited and in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
EBITDAre and Adjusted EBITDA
Net income	$10,209	$7,535	$18,329	$28,683
Equity in net loss of unconsolidated entity	590	401	1,267	675
Interest income	(2)	(36)	(2)	(81)
Interest expense	6,924	6,459	14,086	13,605
Tax expense (benefit) of taxable REIT subsidiaries	138	199	(31)	410
Depreciation and amortization	47,554	41,481	92,624	80,269
Gain on disposition of depreciated property	—	—	—	(13,408)
Pro rata share of EBITDAre from unconsolidated entity	924	863	1,743	1,078
EBITDAre	66,337	56,902	128,016	111,231

Equity-based compensation expense	6,082	4,296	10,957	7,596
Transaction and integration costs	381	1,039	597	2,253
Adjusted EBITDA	$72,800	$62,237	$139,570	$121,080

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

In addition to the $379.5 million of capital expenditures incurred in the six months ended June 30, 2020, we expect that we will incur approximately $275 million to $375 million in additional capital expenditures through December 31, 2020 in connection with the development of our data center facilities, which excludes acquisitions and includes our 50% proportionate share of capital expenditures at the Manassas facility that was contributed to an unconsolidated entity. We expect to spend approximately $225 million to $275 million of capital expenditures with vendors on development, and the remainder on other capital expenditures and capitalized internal project costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of expenditures may vary.

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

Our cash paid for capital expenditures for the six months ended June 30, 2020 and 2019 are summarized in the table below (unaudited and in thousands):

	Six Months Ended June 30,
	2020	2019
Development	$321,639	$150,102
Acquisitions	1,797	44,150
Maintenance capital expenditures	5,882	2,942
Other capital expenditures (1)	50,134	52,443
Total capital expenditures	$379,452	$249,637
(1)	Represents capital expenditures for capitalized interest, commissions, personal property, overhead costs and corporate fixed assets. Corporate fixed assets primarily relate to construction of corporate offices, leasehold improvements and product related assets.

Long-Term Liquidity

Our long-term liquidity needs primarily consist of funds for property acquisitions, scheduled debt maturities, payment of principal at maturity of our Senior Notes, funding payments for finance leases, dividend payments on our Series A Preferred Stock and Series B Preferred Stock and recurring and non-recurring capital expenditures. We may also pursue new developments and additional redevelopment of our data centers and future redevelopment of other space in our portfolio. We may also pursue development on land which QTS currently owns that is available at our data center properties in Atlanta (DC–2) (which represents the development of a new data center building at our Atlanta (DC-1) campus), Atlanta-Suwanee, Richmond, Irving, Fort Worth, Princeton, Chicago, Ashburn, Phoenix, Hillsboro and Manassas. The development and/or redevelopment of this space, including timing, is at our discretion and will depend on a number of factors, including availability of capital and our estimate of the demand for data center space in the applicable market. We expect to meet our long-term liquidity needs with net cash provided by operations, incurrence of additional long-term indebtedness, borrowings under our credit facility, distributions from our unconsolidated entity and issuance of additional equity (including forward equity transactions) or debt securities, subject to prevailing market conditions, as discussed below. We may also sell an interest in certain projects into unconsolidated entities as another source of capital.

Equity Capital

In June 2019, we established an “at-the-market” equity offering program (the “Prior ATM Program”) pursuant to which we could issue, from time to time, up to $400 million of our Class A common stock, $0.01 par value per share (the “Class A common stock”) which could include shares to be sold on a forward basis. The use of forward sales under the Prior ATM Program generally allows the Company to lock in a price on the sale of shares when sold by the forward sellers, but defer receiving the net proceeds from such sales until the shares are issued at settlement on a later date.

In May 2020, we established a new “at-the-market” equity offering program (the “ATM Program”) pursuant to which we may issue, from time to time, up to $500 million of our Class A common stock, which may include shares to be sold on a forward basis. As under the Prior ATM Program, the use of forward sales under the ATM Program generally allows the Company to lock in a price on the sale of shares of our Class A common stock when sold by the forward sellers, but defer receiving the net proceeds from such sales until the shares of our Class A common stock are issued at settlement on a later date.

During the six months ended June 30, 2020, we received $134.5 million of net proceeds from the settlement of forward shares as noted in the table below. In addition, during the six months ended June 30, 2020, we utilized the forward provisions under the ATM Program to allow for the sale of additional shares of our common stock as noted in the table below. We expect to physically settle (by delivering shares of common stock) the remaining forward sales under the Prior ATM Program and ATM Program prior to the first anniversary date of each respective transaction.

In June 2020, QTS conducted an underwritten offering of 4,400,000 shares of common stock offered on a forward basis at a price of $64.90 per share representing available proceeds upon physical settlement of approximately $271.9 million as of June 30, 2020. The Company expects to physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds, subject to certain adjustments, from the sale of those shares of common stock by June 30, 2021, although the Company has the right to elect settlement prior to that time.

The following table represents a summary of our equity issuances during the six months ended June 30, 2020 (unaudited and in thousands):

Offering Program	Forward Shares Sold/(Settled)		Net Proceeds Available/(Received) (1)
Shares and net proceeds available as of December 31, 2019	3,795		$177,845
February 2019 Offering - Settlement	(931)	(2)	(35,841)
June 2019 Prior ATM Program - Settlements	(1,000)	(2)	(47,490)
June 2019 Prior ATM Program - Sales	3,917		209,934
Shares and net proceeds available as of March 31, 2020	5,781		$304,448
June 2019 Prior ATM Program - Sales	634		33,643
June 2019 Prior ATM Program - Settlements	(1,033)	(2)	(51,162)
May 2020 ATM Program - Sales	517		31,690
June 2020 Offering - Sales	4,400		271,938
Shares and net proceeds available as of June 30, 2020	10,299		$590,557
(1)	Net Proceeds Available remain subject to certain adjustments until settled.
(2)	Represents the number of forward shares we elected to physically settle during the six months ended June 30, 2020.

As shown in the table above, we currently have access to approximately $591 million of net proceeds through forward stock sales (subject to further adjustment as described below). We view forward equity sales as an important capital raising tool that we expect to continue to strategically and selectively use, subject to market conditions and overall availability under the ATM Program.

At any time during the term of any forward sale, we may settle the forward sale by physical delivery of shares of common stock to the forward purchaser or, at our election, cash settle or net share settle. The initial forward sale price per share under each forward sale equals the product of (x) an amount equal to 100% minus the applicable forward selling commission and (y) the volume weighted average price per share at which the borrowed shares of our common stock were sold pursuant to the equity distribution agreement by the relevant forward sellers during the applicable forward hedge selling period for such shares to hedge the relevant forward purchasers’ exposure under such forward sale.

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

Cash

As of June 30, 2020, our cash and cash equivalents balance was $16.5 million. As of March 31, 2020, resulting from heightened volatility in the capital markets, we increased our cash and cash equivalents balance to approximately $172.0 million, primarily through settlement of the aforementioned forward equity sales and draws on our unsecured revolving credit facility, which was considerably greater than historical levels. In April 2020, we reduced our cash position more in line with historical cash balances by using a portion of cash on hand to repay a portion of our unsecured revolving credit facility, pay dividends to common and preferred stockholders and fund additional capital expenditures.

Dividends and Distributions

The following tables present quarterly cash dividends and distributions paid to QTS’ common and preferred stockholders and the Operating Partnership’s unit holders for the six months ended June 30, 2020 and 2019:

Six Months Ended June 30, 2020
			Aggregate
		Per Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock/Units
March 20, 2020	April 7, 2020	$0.47	$31.5
December 20, 2019	January 7, 2020	$0.44	28.6
			$60.1

Series A Preferred Stock/Units
March 31, 2020	April 15, 2020	$0.45	$1.9
December 31, 2019	January 15, 2020	$0.45	1.9
			$3.8

Series B Preferred Stock/Units
March 31, 2020	April 15, 2020	$1.63	$5.1
December 31, 2019	January 15, 2020	$1.63	5.1
			$10.2

Six Months Ended June 30, 2019
			Aggregate
		Per Share and	Dividend/Distribution
Record Date	Payment Date	Per Unit Rate	Amount (in millions)
Common Stock/Units
March 20, 2019	April 4, 2019	$0.44	$27.3
December 21, 2018	January 8, 2019	$0.41	23.7
			$51.0

Series A Preferred Stock/Units
March 31, 2019	April 15, 2019	$0.45	$1.9
December 31, 2018	January 15, 2019	$0.45	1.9
			$3.8

Series B Preferred Stock/Units
March 31, 2019	April 15, 2019	$1.63	$5.1
December 31, 2018	January 15, 2019	$1.63	5.1
			$10.3

Additionally, subsequent to June 30, 2020, we paid the following dividends:

●	On July 7, 2020, the Company paid its regular quarterly cash dividend of $0.47 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on June 19, 2020.

●	On July 15, 2020, the Company paid a quarterly cash dividend of approximately $0.45 per share on its Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on June 30, 2020 and the Operating Partnership paid a quarterly cash distribution of approximately $0.45 per unit on outstanding Series A Preferred Units held by the Company.

●	On July 15, 2020, the Company paid a quarterly cash dividend of approximately $1.63 per share on its Series B Preferred Stock to holders of Series B Preferred Stock of record as of the close of business on June 30, 2020 and the Operating Partnership paid a quarterly cash distribution of approximately $1.63 per unit on outstanding Series B Preferred Units held by the Company.

Indebtedness

As of June 30, 2020, we had approximately $1,653.4 million of indebtedness, including finance lease obligations.

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

The availability under the new revolving credit facility is the lesser of (i) $1.0 billion, (ii) 60% of the unencumbered asset pool capitalized value (or 65% of the unencumbered asset pool capitalized value for the four consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent, provided the four fiscal quarter period includes the quarter in which the material acquisition was consummated) and (iii) the amount resulting in an unencumbered asset pool debt yield of 10.5%. In the case of clauses (ii) and (iii) of the preceding sentence, the amount available under the revolving credit facility is adjusted to take into account any other unsecured debt and certain capitalized leases. A material acquisition is an acquisition of properties or assets with a gross purchase price equal to or in excess of 15% of the Operating Partnership’s gross asset value (as defined in the amended and restated credit agreement) as of the end of the most recently ended quarter for which financial statements are publicly available. The availability of funds under our new unsecured credit facility depends on compliance with our covenants. The current availability under the unsecured credit facility was $488.7 million as of June 30, 2020.

As of June 30, 2020, we had outstanding $1,207.9 million of indebtedness under the unsecured credit facility, consisting of $507.9 million of outstanding borrowings under the unsecured revolving credit facility and $700.0 million outstanding under the term loans, exclusive of net debt issuance costs of $5.9 million. In connection with the unsecured credit facility, as of June 30, 2020, we had additional letters of credit outstanding aggregating to $3.5 million.

As of June 30, 2020, we had interest rate swap agreements in place with an aggregate notional amount of $700 million. The forward swap agreements effectively fix the interest rate on $700 million of term loan borrowings, $225 million of swaps allocated to Term Loan A, $225 million allocated to Term Loan B and $250 million allocated to Term Loan C, through the current maturity dates of the respective term loans.

4.750% Senior Notes due 2025. On November 8, 2017, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the 5.875% Senior Notes due 2022 (collectively, the “Issuers”), issued $400 million aggregate principal amount of 4.750% Senior Notes due November 15, 2025 (the “Senior Notes”) in a private offering. The Senior Notes have an interest rate of 4.750% per annum and were issued at a price equal to 100% of their face value. The net proceeds from the offering were used to fund the redemption of the 5.875% Senior Notes due 2022 and to repay a portion of the amount outstanding under the Company’s unsecured revolving credit facility.

The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than certain foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS, the Issuers or any other subsidiary guarantor. QTS Realty Trust, Inc. does not guarantee the Senior Notes and will not be required to guarantee the Senior Notes except under certain circumstances. The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of November 8, 2017, among QTS, the Issuers, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”). As of June 30, 2020, the outstanding net debt issuance costs associated with the Senior Notes were $4.1 million.

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

Lenexa Mortgage. On March 8, 2017, we entered into a $1.9 million mortgage loan secured by our Lenexa facility. This mortgage has a fixed rate of 4.1%, with periodic principal payments due monthly and a balloon payment of $1.6 million in May 2022. As of June 30, 2020, the outstanding balance under the Lenexa mortgage was $1.7 million.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2020 including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (unaudited and in thousands):

Obligations (1)	2020	2021	2022	2023	2024	Thereafter	Total
Operating Leases	$4,798	$9,818	$10,266	$10,393	$8,317	$48,908	$92,500
Finance Leases	1,304	2,712	2,958	3,229	3,516	30,146	43,865
Future Principal Payments of Indebtedness (2)	35	73	1,599	507,854	225,000	875,000	1,609,561
Total (3)	$6,137	$12,603	$14,823	$521,476	$236,833	$954,054	$1,745,926
(1)	Contractual obligations do not include our energy power purchase agreements as QTS has the ability to sell unused capacity back to the utility provider.
(2)	Does not include the related debt issuance costs on the Senior Notes nor the related debt issuance costs on the term loans reflected at June 30, 2020. Also does not include letters of credit outstanding aggregating to $3.5 million as of June 30, 2020 under our unsecured credit facility.

(3)	Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facilities, mortgages, finance leases, and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt and inclusive of the effects of interest rate swaps, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of June 30, 2020 (unaudited and in thousands):

2020	2021	2022	2023	2024	Thereafter	Total
$26,125	$52,162	$54,118	$53,886	$38,186	$34,578	$259,055

Off-Balance Sheet Arrangements

On February 22, 2019, we entered into an agreement with Alinda Capital Partners (“Alinda”), an infrastructure investment firm, with respect to our Manassas data center, as described above under “Factors That May Influence Future Results of Operations and Cash Flows.” As of June 30, 2020, our pro rata share of mortgage debt of the unconsolidated entity, excluding deferred financing costs, was approximately $43.0 million, all of which is subject to forward interest rate swap agreements. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for information on the Company’s interest rate swaps.

The Company has various forward equity contracts, described above, that provide for the ability to raise capital and issue common stock at varying prices and future dates. As of June 30, 2020, the Company currently has access to approximately $591 million of net proceeds through forward stock sales (subject to further adjustment as described above under the heading “Equity Capital”). The Company views forward equity sales as an important capital raising tool that it expects to continue to strategically and selectively use, subject to market conditions and overall availability under the Prior ATM Program and the ATM Program. See the section above titled “Equity Capital” for additional information related to our forward stock sales.

Cash Flows

Cash flow for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 are summarized below (unaudited and in thousands):

	Six Months Ended
	June 30,
	2020	2019
Cash flow provided by (used for):
Operating activities	$133,366	$99,431
Investing activities	(379,452)	(196,915)
Financing activities	246,454	96,353

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Cash flow provided by operating activities was $133.4 million for the six months ended June 30, 2020 compared to $99.4 million for the six months ended June 30, 2019. There was an increase in cash operating income of $24.0 million from the prior period primarily related to our expansion of certain data centers and leasing activity as well as an increase in cash flow associated with net changes in working capital of $9.9 million primarily related to changes in accounts payable and accrued liabilities and advance rents and other liabilities.

Cash flow used for investing activities increased by $182.5 million to $379.5 million for the six months ended June 30, 2020, compared to $196.9 million for the six months ended June 30, 2019. The increase was due primarily to additions to property and equipment of $172.2 million as well as cash proceeds of $52.7 million received from the Company’s contribution of assets to an unconsolidated entity during the prior period.

Cash flow provided by financing activities increased by $150.1 million to $246.5 million for the six months ended June 30, 2020, compared to $96.4 million for the six months ended June 30, 2019. The increase was primarily due to $190.4 million of higher net borrowings under the Company’s revolving credit facility during the current period, partially offset by lower net equity issuance proceeds of $25.0 million as well as higher payments of cash dividends to common stockholders of $8.7 million.

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

The Operating Partnership also includes certain partners that are subject to a taxable income allocation, however, not entitled to receive recurring distributions. The partnership agreement does stipulate however, to the extent that taxable income is allocated to these partners that the partnership will make a distribution to these partners equal to the lesser of the actual per unit distributions made to Class A partners or an estimated amount to cover federal, state and local taxes on the allocated taxable income. No such distributions were made to these partners during the six months ended June 30, 2020 and 2019.

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

As of June 30, 2020, we had interest rate swap agreements in place with an aggregate notional amount of $700 million. The forward swap agreements effectively fix the interest rate on $700 million of term loan borrowings, $225 million of swaps allocated to Term Loan A, $225 million allocated to Term Loan B and $250 million allocated to Term Loan C, through the current maturity dates of the respective term loans.

As of June 30, 2020, after consideration of interest rate swaps in effect, we had outstanding $507.9 million of consolidated indebtedness that bore interest at variable rates, which was comprised of the revolving portion of the unsecured credit facility.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. A 1% increase in interest rates would increase the interest costs on the $507.9 million of variable indebtedness outstanding as of June 30, 2020 by approximately $5.1 million annually. Conversely, a decrease in the LIBOR rate to 0.00% would decrease the interest costs on this $507.9 million of variable indebtedness outstanding by approximately $0.8 million annually based on the one month LIBOR rate of approximately 0.16% as of June 30, 2020.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”) which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Company has contracts consisting of the unsecured credit facility and the forward interest rate swap agreements, documented above, that are indexed to LIBOR and is monitoring and evaluating the related risks, which may include higher interest on loans and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

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

ITEM 4. Controls and Procedures

QTS Realty Trust, Inc.

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended June 30, 2020, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QTS’ disclosure controls and procedures are effective to ensure that information required to be disclosed by QTS in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in QTS’ internal control over financial reporting during the period ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, QTS’ internal control over financial reporting.

QualityTech, LP

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended June 30, 2020, conducted by the Operating Partnership’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Operating Partnership’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in QTS’ internal control over financial reporting during the period ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, QTS’ internal control over financial reporting.

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

The novel coronavirus (COVID-19) pandemic is causing significant disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is rapidly evolving and, as cases of the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. The COVID-19 pandemic or any other future outbreaks of highly infectious or contagious diseases or other public health crises, and any preventative or protective actions that we or others may take in response thereto, may result in business and/or operational disruption for us and/or our customers, suppliers, contractors, capital sources and other business partners. For example, our customers’ businesses have been and may continue to be disrupted due to the COVID-19 pandemic, which has affected their ability to make rental payments to us, and if this were to continue to occur, our revenues could be negatively affected. Furthermore, the COVID-19 pandemic has and may continue to, and other global economic disrupters could, negatively impact our supply chain, increase the costs of development and cause delays in the construction or development of our data centers due to delays in the ability to obtain permits, disruptions in the availability of contractors, disruptions in the supply of materials or products or the inability of our contractors to perform on a timely basis or at all, and it may not be possible to find replacement products or supplies. Any such disruptions or delays such could adversely affect our business and growth.

Additional factors that could negatively impact our ability to successfully operate during or following the COVID-19 pandemic or similar public health crises, or that could otherwise significantly adversely impact and disrupt our business, financial condition and results of operations, include, but are not limited to, the risk of unanticipated operating costs and expenses related to measures taken to ensure health and safety and business continuity; difficulty in accessing debt and equity capital on attractive terms, or at all, or a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which could affect our access to capital necessary to fund our operations and liquidity needs; the increased risk of cyber incidents and disruptions to our internal control procedures due to increased teleworking and state and local stay-at-home orders, and the processes, procedures and controls that we have implemented to help mitigate cyber risks may not be sufficient or that our internal control procedures may experience challenges or delays; the continued service and availability of personnel, including our executive officers and other leaders who are part of our management team and our ability to recruit, attract and retain skilled personnel to the extent our management or personnel are impacted in significant numbers or in other significant ways by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work; the risk of asset impairments due to future changes in expectations for sales, earnings and cash flows related to fixed assets, intangible assets and goodwill; and increased susceptibility to litigation related to, among other things, the financial impacts of COVID-19 on our business.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

QTS did not sell any securities during the six months ended June 30, 2020 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

QTS from time to time issues shares of Class A common stock, including pursuant to the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) upon exercise of stock options issued and grant of restricted stock under the 2013 Equity Incentive Plan, and upon redemption of Class A units of limited partnership of the Operating Partnership (either through Class A units previously held or those received from conversion of Class O units from the QualityTech, LP 2010 Equity Incentive Plan). Pursuant to the partnership agreement of the Operating Partnership, each time QTS issues shares of common stock, the Operating Partnership issues to QTS, its general partner, an equal number of Class A units. The units issued to QTS are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to QTS and therefore, did not involve a public offering. During the six months ended June 30, 2020, the Operating Partnership issued approximately 28,000 Class A units to QTS in connection with Class A unit redemptions and stock option exercises and issuances pursuant to the 2013 Equity Incentive Plan, with a value aggregating approximately $1.5 million based on the respective dates of the redemptions and option exercises, as applicable. During the six months ended June 30, 2020 the Operating Partnership issued approximately 1.0 million Class A units to QTS related to the settlement of a portion of the shares subject to forward sale agreements under the Prior ATM Program, with an aggregate value of approximately $51.2 million, net of equity issuance costs. In addition, during the six months ended June 30, 2020 the Operating Partnership issued approximately 0.9 million Class A units to QTS related to the settlement of the remaining shares subject to forward sale agreements under the February 2019 Offering, with an aggregate value of approximately $35.8 million, net of equity issuance costs.

The Operating Partnership also issues Class A units upon the conversion of Class O units of the Operating Partnership. During the six months ended June 30, 2020, the Operating Partnership issued less than 0.1 million Class A units to holders of Class O units. These Class A units were not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to the respective holders of Class O units at the time of conversion and did not involve a public offering.

Repurchases of Equity Securities

During the three months ended June 30, 2020, certain of our employees surrendered Class A common stock owned by them to satisfy their federal and state tax obligations in connection with the vesting of restricted common stock under the 2013 Equity Incentive Plan.

The following table summarizes all of these repurchases during the three months ended June 30, 2020:

			Total number of
			shares purchased as	Maximum number of
	Total number	Average price	part of publicly	shares that may yet be
	of shares	paid per	announced plans or	purchased under the
Period	purchased (1)	share	programs	plans or programs
April 1, 2020 through April 30, 2020	1,674	$54.90	N/A	N/A
May 1, 2020 through May 31, 2020	—	—	N/A	N/A
June 1, 2020 through June 30, 2020	14,705	64.09	N/A	N/A
Total	16,379	$63.15
(1)	The number of shares purchased represents shares of Class A common stock surrendered by certain of our employees to satisfy their federal and state tax obligations associated with the vesting of restricted common stock. With respect to these shares, the price paid per share is based on the closing price of our Class A common stock as of the date of the determination of the federal income tax.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description

3.1

Articles of Amendment and Restatement of QTS Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2013 (Commission File No. 001-36109)

3.2	Second Amended and Restated Bylaws of QTS Realty Trust, Inc., as amended +

3.3

Articles Supplementary designating QTS Realty Trust, Inc.’s 7.125% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed with the SEC on March 15, 2018 (Commission File No. 001-36109)

3.4

Articles Supplementary designating QTS Realty Trust, Inc.’s 6.50% Series B Cumulative Convertible Perpetual Preferred Stock, liquidation preference $100.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A filed with the SEC on June 25, 2018 (Commission File No. 001-36109)

3.5

Articles Supplementary opting out of the Maryland Unsolicited Takeovers Act, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2018 (Commission File No. 001-36109)

3.6

Articles of Amendment to the Articles of Amendment and Restatement of QTS Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2019 (Commission File No. 001-36109)

3.7

Amended and Restated Certificate of Limited Partnership of QualityTech, LP, incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020 (Commission File No. 001-36109)

4.1

Form of Specimen Class A Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

4.2

Indenture, dated November 8, 2017, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., certain subsidiaries of QualityTech, LP and Deutsche Bank Trust Company Americas, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2017 (Commission File No. 001-36109)

4.3	Form of 4.750% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.2 hereof)

4.4

Supplemental Indenture, dated as of December 22, 2017, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2018 (Commission File No. 001-36109)

4.5

Supplemental Indenture, dated as of June 1, 2018, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entity identified therein as a Guaranteeing Subsidiary, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the Subsidiary Guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2019 (Commission File No. 001-36109)

4.6

Supplemental Indenture, dated as of December 31, 2018 among West Midtown Acquisition Company, LLC, QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2019 (Commission File No. 001-36109)

4.7

Supplemental Indenture, dated as of March 29, 2019 by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2019 (Commission File No. 001-36109).

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

4.10

Form of stock certificate evidencing the 7.125% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement Form 8-A filed with the SEC on March 15, 2018 (Commission File No. 001-36109)

4.11

Form of stock certificate evidencing the 6.50% Series B Cumulative Convertible Perpetual Preferred Stock, liquidation preference $100.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on June 25, 2018 (Commission File No. 001-36109)

10.1

Retirement and Transition Agreement and Release of all Claims, dated June 30, 2020, among Shirley E. Goza and QTS Realty Trust, Inc., QualityTech, LP and Quality Technology Services, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2020 (Commission File No. 001-26109) †

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.) +

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.) +

31.3

Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QualityTech, LP) +

31.4

Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QualityTech, LP) +

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.) +

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (QualityTech, LP) +

101

The following materials from QTS Realty Trust, Inc.’s and QualityTech, LP’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of equity and partners’ capital, (iv) condensed consolidated statements of cash flow, and (v) the notes to the condensed consolidated financial statements

104	Cover Page Interactive Data File (formatted in iXBRL (inline eXtensible Business Reporting Language) and contained in Exhibit 101).

+ Filed herewith.

† Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: August 3, 2020	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: August 3, 2020	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: August 3, 2020	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)

QualityTech, LP

By: QTS Realty Trust, Inc., its general partner

DATE: August 3, 2020	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: August 3, 2020	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: August 3, 2020	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)