Form 10-Q
period 2020-09-30
QTS Realty Trust, Inc.; QualityTech, LP
filed 2020-11-02
CIK 1577368, 1561164

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to___________
Commission File Number 001-36109
__________________________________________________________
QTS Realty Trust, Inc.
QualityTech, LP
(Exact name of registrant as specified in its charter)
__________________________________________________________
Maryland (QTS Realty Trust, Inc.)
Delaware (QualityTech, LP)
(State or other jurisdiction of
incorporation or organization)
12851 Foster Street, Overland Park, Kansas
(Address of principal executive offices)
46-2809094
27-0707288
(I.R.S. Employer
Identification No.)
66213
(Zip Code)
(Registrant’s telephone number, including area code) (913) 312-5503
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
__________________________________________________________
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
QTS Realty Trust, Inc. Yes  ☒     No  ☐
QualityTech, LP Yes  ☐     No  ☐ (1)
(1)QualityTech, LP is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, but has filed all such reports during the preceding 12 months.
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
QTS Realty Trust, Inc. Yes  ☐     No  ☒
QualityTech, LP Yes  ☐     No  ☒
There were 64,307,096 shares of Class A common stock, $0.01 par value per share, and 128,408 shares of Class B common stock, $0.01 par value per share, of QTS Realty Trust, Inc. outstanding on October 28, 2020.

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
Substantially all of QTS’ assets are held by, and its operations are conducted through, the Operating Partnership. QTS is the sole general partner of the Operating Partnership, and, as of September 30, 2020, its only material asset consisted of its ownership of approximately 90.6% of the Operating Partnership. Management operates QTS and the Operating Partnership as one business. The management of QTS consists of the same employees as the management of the Operating Partnership. QTS does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. QTS has not issued or guaranteed any indebtedness. Except for net proceeds from public equity issuances by QTS, which are contributed to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership, the Operating Partnership generates all remaining capital required by our business through its operations, the direct or indirect incurrence of indebtedness, and the issuance of partnership units. Therefore, as general partner with voting control of the Operating Partnership, QTS consolidates the Operating Partnership for financial reporting purposes.
We believe, therefore, that a combined presentation with respect to QTS and the Operating Partnership, including providing one set of notes for the financial statements of QTS and the Operating Partnership, provides the following benefits:
•enhances investors’ understanding of QTS and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure in this report applies to both QTS and the Operating Partnership; and
•creates time and cost efficiencies through the preparation of one presentation instead of two separate presentations.
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

QTS Realty Trust, Inc.
QualityTech, LP
Form 10-Q
For the Quarterly Period Ended September 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
QTS REALTY TRUST, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Real Estate Assets
Land	$164,816	$130,605
Buildings, improvements and equipment	2,681,827	2,178,901
Less: Accumulated depreciation	(662,454)	(558,560)
	2,184,189	1,750,946
Construction in progress	957,592	920,922
Real Estate Assets, net	3,141,781	2,671,868
Investments in unconsolidated entity	22,883	30,218
Operating lease right-of-use assets, net	52,816	57,141
Cash and cash equivalents	21,998	15,653
Rents and other receivables, net	87,479	81,181
Acquired intangibles, net	71,367	81,679
Deferred costs, net	57,058	52,363
Prepaid expenses	11,281	10,586
Goodwill	173,843	173,843
Other assets, net	49,046	49,001
TOTAL ASSETS	$3,689,552	$3,223,533

LIABILITIES
Unsecured credit facility, net	$1,217,356	$1,010,640
Senior notes, net of debt issuance costs	396,121	395,549
Finance leases and mortgage notes payable	44,911	46,876
Operating lease liabilities	59,642	64,416
Accounts payable and accrued liabilities	173,793	142,547
Dividends and distributions payable	37,969	34,500
Advance rents, security deposits and other liabilities	21,833	18,027
Derivative liabilities	60,032	26,609
Deferred income taxes	637	749
Deferred income	55,422	39,169
TOTAL LIABILITIES	2,067,716	1,779,082

EQUITY
7.125% Series A cumulative redeemable perpetual preferred stock: $0.01 par value (liquidation preference $25.00 per share),4,600,000 shares authorized, 4,280,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	103,212	103,212
6.50% Series B cumulative convertible perpetual preferred stock: $0.01 par value (liquidation preference $100.00 per share), 3,162,500 shares authorized, issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	304,223	304,223
Common stock: $0.01 par value, 450,133,000 shares authorized, 64,442,343 and 58,227,523 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	644	582
Additional paid-in capital	1,614,508	1,330,444
Accumulated other comprehensive income (loss)	(56,480)	(24,642)
Accumulated dividends in excess of earnings	(457,993)	(376,002)
Total stockholders’ equity	1,508,114	1,337,817
Noncontrolling interests	113,722	106,634
TOTAL EQUITY	1,621,836	1,444,451
TOTAL LIABILITIES AND EQUITY	$3,689,552	$3,223,533
See accompanying notes to financial statements.

QTS REALTY TRUST, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental	$133,782	$121,475	$379,860	$345,841
Other	3,756	3,780	15,611	11,270
Total revenues	137,538	125,255	395,471	357,111
Operating expenses:
Property operating costs	43,979	44,730	125,109	117,403
Real estate taxes and insurance	4,005	3,713	12,023	10,435
Depreciation and amortization	51,378	42,875	144,002	123,144
General and administrative	22,082	19,504	64,156	59,519
Transaction, integration, and impairment costs	1,078	827	1,675	3,080
Total operating expenses	122,522	111,649	346,965	313,581
Gain on sale of real estate, net	—	—	—	13,408
Operating income	15,016	13,606	48,506	56,938
Other income and expense:
Interest income	—	22	2	103
Interest expense	(7,516)	(6,724)	(21,602)	(20,329)
Other income	—	370	159	330
Equity in net loss of unconsolidated entity	(366)	(317)	(1,633)	(992)
Income before taxes	7,134	6,957	25,432	36,050
Tax expense	(227)	(369)	(196)	(779)
Net income	6,907	6,588	25,236	35,271
Net (income) loss attributable to noncontrolling interests	18	49	(408)	(1,593)
Net income attributable to QTS Realty Trust, Inc.	$6,925	$6,637	$24,828	$33,678
Preferred stock dividends	(7,045)	(7,045)	(21,135)	(21,135)
Net income (loss) attributable to common stockholders	$(120)	$(408)	$3,693	$12,543

Net income (loss) per share attributable to common shares:
Basic	$(0.07)	$(0.05)	$(0.13)	$0.12
Diluted	$(0.07)	$(0.05)	$(0.13)	$0.12
See accompanying notes to financial statements.

QTS REALTY TRUST, INC.
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$6,907	$6,588	$25,236	$35,271
Other comprehensive income (loss):
Foreign currency translation adjustment gain (loss)	166	(426)	7	(360)
Increase (decrease) in fair value of derivative contracts	5,500	(5,733)	(34,856)	(34,192)
Reclassification of other comprehensive income to utilities expense	197	—	961	—
Reclassification of other comprehensive income to interest expense	3,352	(235)	6,813	(1,200)
Comprehensive income (loss)	16,122	194	(1,839)	(481)
Comprehensive (income) loss attributable to noncontrolling interests	(1,626)	(22)	183	52
Comprehensive income (loss) attributable to QTS Realty Trust, Inc.	$14,496	$172	$(1,656)	$(429)
See accompanying notes to financial statements.

QTS REALTY TRUST, INC.
INTERIM CONSOLIDATED STATEMENTS OF EQUITY
(unaudited and in thousands)
The consolidated statement of equity for the three and nine months ended September 30, 2020:

	Preferred Stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated dividends in excess of earnings	Total stockholders' equity	Noncontrolling interests	Total
	Shares	Amount	Shares	Amount
Balance January 1, 2020	7,443	$407,435	58,228	$582	$1,330,444	$(24,642)	$(376,002)	$1,337,817	$106,634	$1,444,451
Net share activity through equity award plan	—	—	240	3	(1,312)	—	—	(1,309)	(149)	(1,458)
Decrease in fair value of derivative contracts	—	—	—	—	—	(33,155)	—	(33,155)	(3,560)	(36,715)
Foreign currency translation adjustments	—	—	—	—	—	(201)	—	(201)	(22)	(223)
Equity-based compensation expense	—	—	—	—	4,377	—	—	4,377	498	4,875
Proceeds net of fees from settlement of forward shares	—	—	1,930	19	78,516	—	—	78,535	4,682	83,217
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(1,906)	(1,906)	—	(1,906)
Dividends declared on Series B Convertible Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(28,393)	(28,393)	—	(28,393)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(3,133)	(3,133)
Net income	—	—	—	—	—	—	8,010	8,010	110	8,120
Balance March 31, 2020	7,443	$407,435	60,398	$604	$1,412,025	$(57,998)	$(403,430)	$1,358,636	$105,060	$1,463,696
Net share activity through equity award plan	—	—	1	—	(1,225)	—	—	(1,225)	(135)	(1,360)
Decrease in fair value of derivative contracts	—	—	—	—	—	(3,382)	—	(3,382)	(259)	(3,641)
Foreign currency translation adjustments	—	—	—	—	—	58	—	58	6	64
Equity-based compensation expense	—	—	—	—	5,477	—	—	5,477	604	6,081
Proceeds net of fees from settlement of forward shares	—	—	1,033	10	47,168	—	—	47,178	3,277	50,455
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(1,906)	(1,906)	—	(1,906)
Dividends declared on Series B Convertible Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(28,389)	(28,389)	—	(28,389)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(3,134)	(3,134)
Net income	—	—	—	—	—	—	9,892	9,892	317	10,209
Balance June 30, 2020	7,443	$407,435	61,432	$614	$1,463,445	$(61,322)	$(428,972)	$1,381,200	$105,736	$1,486,936
Net share activity through equity award plan	—	—	62	1	1,260	—	—	1,261	136	1,397
Increase in fair value of derivative contracts	—	—	—	—	—	4,692	—	4,692	808	5,500
Foreign currency translation adjustments	—	—	—	—	—	150	—	150	16	166
Equity-based compensation expense	—	—	—	—	7,443	—	—	7,443	804	8,247
Proceeds net of fees from settlement of forward shares	—	—	2,948	29	142,360	—	—	142,389	9,369	151,758
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(1,906)	(1,906)	—	(1,906)
Dividends declared on Series B Convertible Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(28,901)	(28,901)	—	(28,901)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(3,129)	(3,129)
Net income	—	—	—	—	—	—	6,925	6,925	(18)	6,907
Balance September 30, 2020	7,443	$407,435	64,442	$644	$1,614,508	$(56,480)	$(457,993)	$1,508,114	$113,722	$1,621,836
See accompanying notes to financial statements.

The consolidated statement of equity for the three and nine months ended September 30, 2019:

	Preferred Stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated dividends in excess of earnings	Total stockholders' equity	Noncontrolling interests	Total
	Shares	Amount	Shares	Amount
Balance January 1, 2019	7,443	$407,477	51,123	$511	$1,062,473	$2,073	$(278,548)	$1,193,986	$102,701	$1,296,687
Net cumulative effect upon ASC Topic 842 adoption	—	—	—	—	—	—	(1,813)	(1,813)	—	(1,813)
Net share activity through equity award plan	—	—	231	3	660	—	—	663	78	741
Decrease in fair value of derivative contracts	—	—	—	—	—	(8,775)	—	(8,775)	(1,078)	(9,853)
Equity-based compensation expense	—	—	—	—	2,928	—	—	2,928	372	3,300
Adjustment to expenses net from Series B Convertible Preferred stock offering	—	(42)	—	—	—	—	—	(42)	—	(42)
Proceeds net of fees from common equity offering	—	—	4,000	40	148,650	—	—	148,690	9,973	158,663
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(1,906)	(1,906)	—	(1,906)
Dividends declared on Series B Convertible Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(24,371)	(24,371)	—	(24,371)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(2,935)	(2,935)
Net income	—	—	—	—	—	—	19,558	19,558	1,590	21,148
Balance March 31, 2019	7,443	$407,435	55,354	$554	$1,214,711	$(6,702)	$(292,219)	$1,323,779	$110,701	$1,434,480
Net share activity through equity award plan	—	—	37	—	505	—	—	505	(326)	179
Decrease in fair value of derivative contracts	—	—	—	—	—	(16,608)	—	(16,608)	(1,998)	(18,606)
Equity-based compensation expense	—	—	—	—	3,832	—	—	3,832	464	4,296
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(1,906)	(1,906)	—	(1,906)
Dividends declared on Series B Convertible Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(24,377)	(24,377)	—	(24,377)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(2,932)	(2,932)
Net income	—	—	—	—	—	—	7,483	7,483	52	7,535
Balance June 30, 2019	7,443	$407,435	55,391	$554	$1,219,048	$(23,310)	$(316,158)	$1,287,569	$105,961	$1,393,530
Net share activity through equity award plan	—	—	15	—	239	0	—	239	21	260
Decrease in fair value of derivative contracts	—	—	—	—	0	(5,207)	—	(5,207)	(526)	(5,733)
Foreign currency translation adjustments	—	—	—	—	—	(383)	0	(383)	(43)	(426)
Equity-based compensation expense	—	—	—	—	3,979	—	0	3,979	478	4,457
Proceeds net of fees from settlement of forward shares	—	—	2,832	28	102,821	—	0	102,849	6,641	109,490
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(1,906)	(1,906)	0	(1,906)
Dividends declared on Series B Convertible Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(24,377)	(24,377)	0	(24,377)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(2,932)	(2,932)
Net income	—	—	—	—	—	—	6,637	6,637	(49)	6,588
Balance September 30, 2019	7,443	$407,435	58,238	$582	$1,326,087	$(28,900)	$(340,943)	$1,364,261	$109,551	$1,473,812
See accompanying notes to financial statements.

QTS REALTY TRUST, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited and in thousands)
For the nine months ended September 30, 2020 and 2019

	2020	2019
Cash flow from operating activities:
Net income	$25,236	$35,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,770	117,448
Amortization of above and below market leases	330	126
Amortization of deferred loan costs	2,968	2,935
Distributions from unconsolidated entity	1,600	—
Equity in net loss of unconsolidated entity	1,633	992
Equity-based compensation expense	19,203	12,052
Bad debt expense	4,599	740
Gain on sale of real estate, net	—	(13,408)
Deferred tax expense (benefit)	(115)	466
Foreign currency remeasurement (income) loss	(159)	(330)
Changes in operating assets and liabilities
Rents and other receivables, net	(10,685)	(20,606)
Prepaid expenses	(681)	(1,318)
Due to/from affiliates, net	2,669	8,378
Other assets	(1,941)	(1,544)
Accounts payable and accrued liabilities	16,298	3,587
Advance rents, security deposits and other liabilities	4,201	(3,719)
Deferred income	16,194	8,163
Net cash provided by operating activities	220,120	149,233

Cash flow from investing activities:
Proceeds from sale of property, net	—	52,722
Acquisitions, net of cash acquired	(12,628)	(69,355)
Additions to property and equipment	(574,539)	(270,879)
Net cash used in investing activities	(587,167)	(287,512)

Cash flow from financing activities:
Credit facility proceeds	491,610	306,149
Credit facility repayments	(289,000)	(334,000)
Payment of deferred financing costs	(101)	(182)
Payment of preferred stock dividends	(21,135)	(21,135)
Payment of common stock dividends	(82,410)	(69,709)
Distribution to noncontrolling interests	(9,201)	(8,601)
Proceeds from exercise of stock options	2,524	3,594
Payment of tax withholdings related to equity-based awards	(4,242)	(3,143)
Principal payments on finance lease obligations	(1,919)	(2,243)
Mortgage principal debt repayments	(46)	(43)
Common stock issuance proceeds, net of costs	285,480	268,392
Net cash provided by financing activities	371,560	139,079
Effect of foreign currency exchange rates on cash and cash equivalents	1,832	959
Net change in cash and cash equivalents	6,345	1,759
Cash and cash equivalents, beginning of period	15,653	11,759
Cash and cash equivalents, end of period	$21,998	$13,518
See accompanying notes to financial statements.

QTS REALTY TRUST, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(unaudited and in thousands)
For the nine months ended September 30, 2020 and 2019

	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$37,008	$37,735
Noncash investing and financing activities:
Accrued capital additions	$110,656	$41,013
Net decrease in other assets/liabilities related to change in fair value of derivative contracts	$(33,423)	$(34,192)
Equity received in unconsolidated entity in exchange for real estate assets	$—	$25,280
Increase in assets in exchange for finance lease obligation	$—	$45,024
Accrued equity issuance costs	$48	$197
Accrued preferred stock dividend	$5,938	$5,938
See accompanying notes to financial statements.

QUALITYTECH, LP
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Real Estate Assets
Land	$164,816	$130,605
Buildings, improvements and equipment	2,681,827	2,178,901
Less: Accumulated depreciation	(662,454)	(558,560)
	2,184,189	1,750,946
Construction in progress	957,592	920,922
Real Estate Assets, net	3,141,781	2,671,868
Investments in unconsolidated entity	22,883	30,218
Operating lease right-of-use assets, net	52,816	57,141
Cash and cash equivalents	21,998	15,653
Rents and other receivables, net	87,479	81,181
Acquired intangibles, net	71,367	81,679
Deferred costs, net	57,058	52,363
Prepaid expenses	11,281	10,586
Goodwill	173,843	173,843
Other assets, net	49,046	49,001
TOTAL ASSETS	$3,689,552	$3,223,533

LIABILITIES
Unsecured credit facility, net	$1,217,356	$1,010,640
Senior notes, net of debt issuance costs	396,121	395,549
Finance leases and mortgage notes payable	44,911	46,876
Operating lease liabilities	59,642	64,416
Accounts payable and accrued liabilities	173,793	142,547
Dividends and distributions payable	37,969	34,500
Advance rents, security deposits and other liabilities	21,833	18,027
Derivative liabilities	60,032	26,609
Deferred income taxes	637	749
Deferred income	55,422	39,169
TOTAL LIABILITIES	2,067,716	1,779,082

PARTNERS' CAPITAL
7.125% Series A cumulative redeemable perpetual preferred units: $0.01 par value (liquidation preference $25.00 per unit), 4,600,000 units authorized, 4,280,000 units issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	103,212	103,212
6.50% Series B cumulative convertible perpetual preferred units: $0.01 par value (liquidation preference $100.00 per unit), 3,162,500 units authorized, issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	304,223	304,223
Common units: $0.01 par value, 450,133,000 units authorized, 71,100,542 and 64,901,157 units issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,276,715	1,064,481
Accumulated other comprehensive income (loss)	(62,314)	(27,465)
TOTAL PARTNERS' CAPITAL	1,621,836	1,444,451
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$3,689,552	$3,223,533
See accompanying notes to financial statements.

QUALITYTECH, LP
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental	$133,782	$121,475	$379,860	$345,841
Other	3,756	3,780	15,611	11,270
Total revenues	137,538	125,255	395,471	357,111
Operating expenses:
Property operating costs	43,979	44,730	125,109	117,403
Real estate taxes and insurance	4,005	3,713	12,023	10,435
Depreciation and amortization	51,378	42,875	144,002	123,144
General and administrative	22,082	19,504	64,156	59,519
Transaction and integration costs	1,078	827	1,675	3,080
Total operating expenses	122,522	111,649	346,965	313,581
Gain on sale of real estate, net	—	—	—	13,408
Operating income	15,016	13,606	48,506	56,938
Other income and expense:
Interest income	—	22	2	103
Interest expense	(7,516)	(6,724)	(21,602)	(20,329)
Other income	—	370	159	330
Equity in net loss of unconsolidated entity	(366)	(317)	(1,633)	(992)
Income before taxes	7,134	6,957	25,432	36,050
Tax expense	(227)	(369)	(196)	(779)
Net income	$6,907	$6,588	$25,236	$35,271
Preferred unit distributions	(7,045)	(7,045)	(21,135)	(21,135)
Net income (loss) attributable to common unitholders	$(138)	$(457)	$4,101	$14,136
See accompanying notes to financial statements.

QUALITYTECH, LP
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$6,907	$6,588	$25,236	$35,271
Other comprehensive income (loss):
Foreign currency translation adjustment gain (loss)	166	(426)	7	(360)
Increase (decrease) in fair value of derivative contracts	5,500	(5,733)	(34,856)	(34,192)
Reclassification of other comprehensive income to utilities expense	197	—	961	—
Reclassification of other comprehensive income to interest expense	3,352	(235)	6,813	(1,200)
Comprehensive income (loss)	$16,122	$194	$(1,839)	$(481)
See accompanying notes to financial statements.

QUALITYTECH, LP
INTERIM CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(unaudited and in thousands)
The consolidated statement of partners’ capital for the three and nine months ended September 30, 2020:

	Limited Partners' Capital				General Partner's Capital		Accumulated other comprehensive income (loss)
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Balance January 1, 2020	7,443	$407,435	64,901	$1,064,481	1	$—	$(27,465)	$1,444,451
Net share activity through equity award plan	—	—	238	(1,458)	—	—	—	(1,458)
Decrease in fair value of derivative contracts	—	—	—	—	—	—	(36,715)	(36,715)
Foreign currency translation adjustment	—	—	—	—	—	—	(223)	(223)
Equity-based compensation expense	—	—	—	4,875	—	—	—	4,875
Proceeds net of fees from settlement of forward shares	—	—	1,930	83,217	—	—	—	83,217
Dividends declared on Series A Preferred Units	—	—	—	(1,906)	—	—	—	(1,906)
Dividends declared on Series B Convertible Preferred Units	—	—	—	(5,139)	—	—	—	(5,139)
Common dividends declared to QTS Realty Trust, Inc.	—	—	—	(28,393)	—	—	—	(28,393)
Partnership distributions	—	—	—	(3,133)	—	—	—	(3,133)
Net income	—	—	—	8,120	—	—	—	8,120
Balance March 31,2020	7,443	$407,435	67,069	$1,120,664	1	$—	$(64,403)	$1,463,696
Net share activity through equity award plan	—	—	1	(1,360)	—	—	—	(1,360)
Decrease in fair value of derivative contracts	—	—	—	—	—	—	(3,641)	(3,641)
Foreign currency translation adjustment	—	—	—	—	—	—	64	64
Equity-based compensation expense	—	—	—	6,081	—	—	—	6,081
Proceeds net of fees from settlement of forward shares	—	—	1,032	50,455	—	—	—	50,455
Dividends declared on Series A Preferred Units	—	—	—	(1,906)	—	—	—	(1,906)
Dividends declared on Series B Convertible Preferred Units	—	—	—	(5,139)	—	—	—	(5,139)
Common dividends declared to QTS Realty Trust, Inc.	—	—	—	(28,389)	—	—	—	(28,389)
Partnership distributions	—	—	—	(3,134)	—	—	—	(3,134)
Net income	—	—	—	10,209	—	—	—	10,209
Balance June 30, 2020	7,443	$407,435	68,102	$1,147,481	1	$—	$(67,980)	$1,486,936
Net share activity through equity award plan	—	—	51	1,397	—	—	—	1,397
Increase in fair value of derivative contracts	—	—	—	—	—	—	5,500	5,500
Foreign currency translation adjustment	—	—	—	—	—	—	166	166
Equity-based compensation expense	—	—	—	8,247	—	—	—	8,247
Proceeds net of fees from settlement of forward shares	—	—	2,948	151,758	—	—	—	151,758
Dividends declared on Series A Preferred Units	—	—	—	(1,906)	—	—	—	(1,906)
Dividends declared on Series B Convertible Preferred Units	—	—	—	(5,139)	—	—	—	(5,139)
Common dividends declared to QTS Realty Trust, Inc.	—	—	—	(28,901)	—	—	—	(28,901)
Partnership distributions	—	—	—	(3,129)	—	—	—	(3,129)
Net income	—	—	—	6,907	—	—	—	6,907
Balance September 30, 2020	7,443	$407,435	71,101	$1,276,715	1	$—	$(62,314)	$1,621,836
See accompanying notes to financial statements.

The consolidated statement of partners’ capital for the three and nine months ended September 30, 2019:

	Limited Partners' Capital				General Partner's Capital		Accumulated other comprehensive income (loss)
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Balance January 1, 2019	7,443	$407,477	57,799	$886,866	1	$—	$2,344	$1,296,687
Net cumulative effect upon ASC Topic 842 adoption	—	—	—	(1,813)	—	—	—	(1,813)
Net share activity through equity award plan	—	—	229	741	—	—	—	741
Decrease in fair value of derivative contracts	—	—	—	—	—	—	(9,853)	(9,853)
Equity-based compensation expense	—	—	—	3,300	—	—	—	3,300
Adjustment to expenses net from Series B Convertible Preferred equity offering	—	(42)	—	—	—	—	—	(42)
Proceeds net of fees from equity offering	—	—	4,000	158,663	—	—	—	158,663
Dividends declared on Series A Preferred Units	—	—	—	(1,906)	—	—	—	(1,906)
Dividends declared on Series B Convertible Preferred Units	—	—	—	(5,139)	—	—	—	(5,139)
Common dividends declared to QTS Realty Trust, Inc.	—	—	—	(24,371)	—	—	—	(24,371)
Partnership distributions	—	—	—	(2,935)	—	—	—	(2,935)
Net income	—	—	—	21,148	—	—	—	21,148
Balance March 31, 2019	7,443	$407,435	62,028	$1,034,554	1	$—	$(7,509)	$1,434,480
Net share activity through equity award plan	—	—	31	179	—	—	—	179
Decrease in fair value of derivative contracts	—	—	—	—	—	—	(18,606)	(18,606)
Equity-based compensation expense	—	—	—	4,296	—	—	—	4,296
Dividends declared on Series A Preferred Units	—	—	—	(1,906)	—	—	—	(1,906)
Dividends declared on Series B Convertible Preferred Units	—	—	—	(5,139)	—	—	—	(5,139)
Common dividends declared to QTS Realty Trust, Inc.	—	—	—	(24,377)	—	—	—	(24,377)
Partnership distributions	—	—	—	(2,932)	—	—	—	(2,932)
Net income	—	—	—	7,535	—	—	—	7,535
Balance June 30, 2019	7,443	$407,435	62,059	$1,012,210	1	$—	$(26,115)	$1,393,530
Net share activity through equity award plan	—	—	15	260	—	—	—	260
Decrease in fair value of derivative contracts	—	—	—	—	—	—	(5,733)	(5,733)
Foreign currency translation adjustments	—	—	—	—	—	—	(426)	(426)
Balance Equity-based compensation expense	—	—	—	4,457	—	—	—	4,457
Proceeds net of fees from settlement of forward shares	—	—	2,832	109,490	—	—	—	109,490
Dividends declared on Series A Preferred Units	—	—	—	(1,906)	—	—	—	(1,906)
Dividends declared on Series B Convertible Preferred Units	—	—	—	(5,139)	—	—	—	(5,139)
Common dividends declared to QTS Realty Trust, Inc.	—	—	—	(24,377)	—	—	—	(24,377)
Partnership distributions	—	—	—	(2,932)	—	—	—	(2,932)
Net income	—	—	—	6,588	—	—	—	6,588
Balance September 30, 2019	7,443	$407,435	64,906	$1,098,651	1	$—	$(32,274)	$1,473,812
See accompanying notes to financial statements.

QUALITYTECH, LP
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited and in thousands)
For the nine months ended September 30, 2020 and 2019

	2020	2019
Cash flow from operating activities:
Net income	$25,236	$35,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,770	117,448
Amortization of above and below market leases	330	126
Amortization of deferred loan costs	2,968	2,935
Distributions from unconsolidated entity	1,600	—
Equity in net loss of unconsolidated entity	1,633	992
Equity-based compensation expense	19,203	12,052
Bad debt expense	4,599	740
Gain on sale of real estate, net	—	(13,408)
Deferred tax expense (benefit)	(115)	466
Foreign currency remeasurement (income) loss	(159)	(330)
Changes in operating assets and liabilities
Rents and other receivables, net	(10,685)	(20,606)
Prepaid expenses	(681)	(1,318)
Due to/from affiliates, net	2,669	8,378
Other assets	(1,941)	(1,544)
Accounts payable and accrued liabilities	16,298	3,587
Advance rents, security deposits and other liabilities	4,201	(3,719)
Deferred income	16,194	8,163
Net cash provided by operating activities	220,120	149,233

Cash flow from investing activities:
Proceeds from sale of property, net	—	52,722
Acquisitions, net of cash acquired	(12,628)	(69,355)
Additions to property and equipment	(574,539)	(270,879)
Net cash used in investing activities	(587,167)	(287,512)

Cash flow from financing activities:
Credit facility proceeds	491,610	306,149
Credit facility repayments	(289,000)	(334,000)
Payment of deferred financing costs	(101)	(182)
Payment of preferred unit dividends	(21,135)	(21,135)
Payment of dividends to QTS Realty Trust, Inc.	(82,410)	(69,709)
Partnership distributions	(9,201)	(8,601)
Proceeds from exercise of stock options	2,524	3,594
Payment of tax withholdings related to equity-based awards	(4,242)	(3,143)
Principal payments on finance lease obligations	(1,919)	(2,243)
Mortgage principal debt repayments	(46)	(43)
Common unit issuance proceeds, net of costs	285,480	268,392
Net cash provided by financing activities	371,560	139,079
Effect of foreign currency exchange rates on cash and cash equivalents	1,832	959
Net change in cash and cash equivalents	6,345	1,759
Cash and cash equivalents, beginning of period	15,653	11,759
Cash and cash equivalents, end of period	$21,998	$13,518
See accompanying notes to financial statements.

QUALITYTECH, LP
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(unaudited and in thousands)
For the nine months ended September 30, 2020 and 2019

	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$37,008	$37,735
Noncash investing and financing activities:
Accrued capital additions	$110,656	$41,013
Net decrease in other assets/liabilities related to change in fair value of derivative contracts	$(33,423)	$(34,192)
Equity received in unconsolidated entity in exchange for real estate assets	$—	$25,280
Increase in assets in exchange for finance lease obligation	$—	$45,024
Accrued equity issuance costs	$48	$197
Accrued preferred unit distribution	$5,938	$5,938
See accompanying notes to financial statements.

QTS REALTY TRUST, INC.
QUALITYTECH, LP
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
QTS Realty Trust, Inc., (“QTS”) through its controlling interest in QualityTech, LP (the “Operating Partnership” and collectively with QTS and its subsidiaries, the “Company,” “we,” “us,” or “our”) and the subsidiaries of the Operating Partnership, is engaged in the business of owning, acquiring, constructing, redeveloping and managing multi-tenant data centers. As of September 30, 2020 our portfolio consisted of 27 owned and leased properties, including a property owned by an unconsolidated entity, with data centers located throughout the United States, Canada and Europe.
As of September 30, 2020, QTS owned approximately 90.6% of the interests in the Operating Partnership. Substantially all of QTS’ assets are held by, and QTS’ operations are conducted through, the Operating Partnership. QTS’ interest in the Operating Partnership entitles QTS to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to QTS’ percentage ownership. As the sole general partner of the Operating Partnership, QTS generally has the exclusive power under the partnership agreement of the Operating Partnership to manage and conduct the Operating Partnership’s business and affairs. QTS’ board of directors manages the Company’s business and affairs.
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
The Company presents one set of notes for the consolidated financial statements of QTS and the Operating Partnership.

As discussed above, QTS owns no operating assets and has no operations independent of the Operating Partnership and its subsidiaries. Also, the Operating Partnership owns no operating assets and has no operations independent of its subsidiaries. Obligations under the 4.750% Senior Notes due 2025 and the unsecured credit facility, both discussed in Note 6, are fully, unconditionally, and jointly and severally guaranteed by the Operating Partnership’s existing subsidiaries (other than certain foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS Realty Trust, Inc., the Operating Partnership, QTS Finance Corporation (the co-issuer of the 4.750% Senior Notes due 2025) or any subsidiary guarantor. The indenture governing the 4.750% Senior Notes due 2025 restricts the ability of the Operating Partnership to make distributions to QTS, subject to certain exceptions, including distributions required in order for QTS to maintain its status as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”). See Note 15 for information related to our satisfaction and discharge of the indenture governing the 4.750% Senior Notes due 2025.
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
We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, we consider the rights of other investors to participate in those decisions, to replace the manager and to sell or liquidate the entity. We determine whether we are the primary beneficiary of a VIE at the time we become involved with a variable interest entity and reconsider that conclusion upon a reconsideration event. As of September 30, 2020, we had one unconsolidated entity that was considered a VIE for which we are not the primary beneficiary. Our maximum exposure to losses associated with this VIE is limited to our net investment, which was approximately $22.9 million as of September 30, 2020.

Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation for real estate assets is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. For the three months ended September 30, 2020, depreciation expense related to real estate assets and non-real estate assets was $37.9 million and $3.5 million, respectively, for a total of $41.4 million. For the three months ended September 30, 2019, depreciation expense related to real estate assets and non-real estate assets was $29.8 million and $2.9 million, respectively, for a total of $32.7 million. For the nine months ended September 30, 2020, depreciation expense related to real estate assets and non-real estate assets was $104.9 million and $10.2 million, respectively, for a total of $115.1 million. For the nine months ended September 30, 2019, depreciation expense related to real estate assets and non-real estate assets was $86.8 million and $8.7 million, respectively, for a total of $95.5 million. We capitalize certain real estate development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect project costs) begins when development efforts commence and ends when the asset is ready for its intended use. The capitalization of internal costs increases construction in progress recognized during development of the related property and the cost of the real estate asset when placed into service and such costs are depreciated over its estimated useful life. Capitalization of such costs, excluding interest, aggregated to $4.5 million and $4.8 million for the three months ended September 30, 2020 and 2019, respectively, and $13.8 million and $13.1 million for the nine months ended September 30, 2020 and 2019, respectively. Interest is capitalized during the period of development by applying our weighted average effective borrowing rate to the actual development and other capitalized costs paid during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $7.1 million and $8.7 million for the three months ended September 30, 2020 and 2019, respectively, and $22.9 million and $24.9 million for the nine months ended September 30, 2020 and 2019, respectively.
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
During the nine months ended September 30, 2020, we completed multiple acquisitions of land totaling 25.6 acres for an aggregate purchase price of approximately $12.6 million to be used for future development. These acquisitions were accounted for as asset acquisitions and were included within the “Construction in Progress” line item of the consolidated balance sheets at the time of acquisition.
During the nine months ended September 30, 2019, we sold our Manassas facility to an unconsolidated entity in exchange for cash consideration and noncash consideration in the form of an equity interest in the unconsolidated entity. After measuring the consideration received at fair value, we recognized a $13.4 million gain on sale of real estate, net of approximately $5.8 million of transaction costs, associated with our contribution of certain assets in our Manassas facility to the unconsolidated entity. Substantially all of the fair value of the assets contributed to the entity was concentrated in a group of similar identifiable assets and the sale of the assets were not to a customer, therefore the transaction was accounted for as an asset sale. The gain on sale of real estate was included within the “Gain on sale of real estate, net” line item of the consolidated statements of operations.
Impairment of Long-Lived Assets, Intangible Assets and Goodwill – We review our long-lived assets, intangible assets and equity method investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset group exceeds the value of the undiscounted cash flows, the fair value of the asset group is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. No impairment losses were recorded for the three and nine months ended September 30, 2020 and September 30, 2019.
The fair value of goodwill is the consideration transferred in a business combination which is not allocable to identifiable intangible and tangible assets. Goodwill is subject to at least an annual assessment for impairment. In connection with the goodwill impairment evaluation that we performed as of October 1, 2019, we determined qualitatively that it is not more likely than not that the fair value of our one reporting unit was less than the carrying amount, thus we did not perform a quantitative analysis. As we continue to operate and assess our goodwill at the consolidated level for our single reporting unit and our market capitalization significantly exceeds our net asset value, further analysis was not deemed necessary as of September 30, 2020.
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
Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Debt issuance costs related to revolving debt arrangements are deferred and presented as assets on the balance sheet; however, all other debt issuance costs are recorded as a direct offset to the associated liability. Amortization of debt issuance costs, including those costs presented as offsets to the associated liability in the consolidated balance sheet, was $1.0 million for each of the three months ended September 30, 2020 and 2019, and $3.0 million and $2.9 million the nine months ended September 30, 2020 and 2019, respectively.
Initial direct costs, or deferred leasing costs, include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements and are accounted for pursuant to ASC Topic 842, Leases. These costs are incurred when we execute lease agreements and represent only incremental costs that would not have been incurred if the lease agreement had not been executed. To a lesser extent, we incur the same incremental costs to obtain managed services and cloud contracts with customers that are accounted for pursuant to ASC Topic 606, Revenue from Contracts with Customers. Because the framework of accounting for these costs and the underlying nature of the costs are the same for our revenue and lease contracts, the costs are presented on a combined basis within our financial statements. Both revenue and leasing commissions are capitalized and generally amortized over the term of the related leases or the expected term of the contract using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of deferred leasing costs totaled $6.8 million and $6.7 million for the three months ended September 30, 2020 and 2019, respectively, and $19.3 million and $17.7 million for the nine months ended September 30, 2020 and 2019, respectively.
Revenue Recognition – We derive our revenues from leases with customers for data center space which include lease components and nonlease revenue components, such as power, tenant recoveries, cloud and managed services. We have elected the available practical expedient under ASC Topic 842, Leases, to combine our nonlease revenue components that have the same pattern of transfer as the related operating lease component into a single combined lease component. The single combined component is accounted for under ASC Topic 842 if the lease component is the predominant component and is accounted for under ASC Topic 606 if the nonlease components are the predominant components. In our contracts, the single combined component is accounted for under ASC Topic 842 as the lease component is the predominant component.
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
In addition, rental revenue includes straight line rent. Straight line rent represents the difference in rents recognized during the period versus amounts contractually due pursuant to the underlying leases and is recorded as deferred rent receivable/payable in the consolidated balance sheets. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $54.3 million and $38.7 million as of September 30, 2020 and December 31, 2019, respectively.
Rental revenue also includes amortization of set-up fees which are amortized over the term of the respective lease as discussed below.
Variable Lease Revenue from Recoveries
Certain customer leases contain provisions under which customers reimburse us for power and cooling-related charges as well as a portion of the property’s real estate taxes, insurance and other operating expenses. Recoveries of power and cooling-related expenses relate specifically to our variable power arrangements, whereby customers pay variable monthly fees for the specific amount of power utilized at the current utility rates. Our performance obligation is to stand ready to deliver power over the life of the customer contract up to a contracted power capacity. Customers have the flexibility to increase or decrease the amount of power consumed, and therefore sub-metered power revenue is constrained at contract inception. The reimbursements are included in revenue as recoveries from customers and are recognized each month as the uncertainty related to the consideration is resolved (i.e. we provide power to our customers) and customers utilize the power. Reimbursement of real estate taxes, insurance, common area maintenance, or other operating expenses are accounted for as variable payments under lease guidance pursuant to the practical expedient and are recognized as revenue in the period that the expenses are recognized. Variable lease revenue from recoveries discussed above, including power, common area maintenance or other operating costs, have the same pattern of transfer over the lease term as the lease component and are therefore combined with the lease component to form a single lease component. Variable lease revenue from recoveries is included within the “rental” line item on the statements of operations.
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
Allowance for Uncollectible Accounts Receivable – We record a provision for uncollectible accounts if a receivable balance relating to lease components from an individual contract is considered by management to be not probable of collection, and this provision is recorded as a reduction to leasing revenues. We also record a general provision of estimated uncollectible tenant receivables based on general probability of collection in accordance with ASC 450-20 Loss Contingencies. This provision is recorded as bad debt expense and recorded within the “Property Operating Costs” line item of the consolidated statements of operations. The aggregate allowance for doubtful accounts on the consolidated balance sheets was $5.6 million and $2.3 million as of September 30, 2020 and December 31, 2019, respectively.
Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.
Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. We record this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $55.4 million and $39.2 million as of September 30, 2020 and December 31, 2019, respectively. Additionally, $5.3 million and

$4.0 million of deferred income was amortized into revenue for the three months ended September 30, 2020 and 2019, respectively, and $13.7 million and $11.1 million for the nine months ended September 30, 2020 and 2019, respectively.
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
Equity-based Compensation – Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification and amortized ratably over their respective service periods. We have elected to account for forfeitures as they occur. Equity-based compensation expense was $8.2 million and $4.5 million for the three months ended September 30, 2020 and 2019, respectively, and $19.2 million and $12.1 million for the nine months ended September 30, 2020 and 2019, respectively. Equity based compensation expense for the three and nine months ended September 30, 2020 includes $0.9 million of equity-based compensation expense associated with the revaluation and acceleration of equity awards related to an executive officer's retirement which is included within the "Transaction, integration, and impairment costs" line item of the consolidated statements of operations.
Segment Information – We manage our business as one operating segment and thus one reportable segment consisting of a portfolio of investments in multiple data centers.
Customer Concentrations – During the nine months ended September 30, 2020, one of our customers exceeded 10% of total revenues, representing approximately 11.3% of total revenues for the nine months ended September 30, 2020.
As of September 30, 2020, three of our customers exceeded 5% of trade accounts receivable. In aggregate, these three customers accounted for approximately 23% of trade accounts receivable. One customer individually exceeded 10% of total trade accounts receivable representing 10.8% of total trade accounts receivable.
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
An income tax expense has been recognized in the nine months ended September 30, 2020, in connection with recorded operating activity. As of September 30, 2020, one of our taxable REIT subsidiaries is in a net deferred tax liability position primarily due to a valuation allowance against certain deferred tax assets. In considering whether it is more likely than not that some portion or all of the deferred tax assets will be realized, it has been determined that it is possible that some or all of our deferred tax assets could ultimately expire unused. We establish valuation allowances against deferred tax assets when the ability to fully utilize these benefits is determined to be uncertain.
We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The evidence contemplated by management at September 30, 2020 consists of current and prior operating results, available tax planning strategies, and the scheduled reversal of existing taxable temporary differences. Evidence from the scheduled reversal of taxable temporary differences relies on management judgements based on the accumulation of available evidence. Those judgements may be subject to change in the future as evidence available to management changes. Management’s assessment of our valuation allowance may further change based on our generation of or ability to project future operating income, and changes in tax policy or tax planning strategies.
We provide for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the taxable REIT subsidiaries, tax law changes, and future business acquisitions or divestitures. The taxable subsidiaries’ effective tax rates were (5.70)% and (8.5)% for the nine months ended September 30, 2020 and 2019, respectively.
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act is an emergency economic stimulus package that includes measures and tax provisions to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides tax changes in response to the COVID-19 pandemic. Some of the provisions which may impact our financial statements include the removal of certain limitations on utilization of net operating losses, increasing the ability to deduct interest expense, and amending certain provisions of the previously enacted Tax Cuts and Jobs Act. Due to the recent enactment of the CARES Act, we are currently evaluating the impact, if any that the CARES Act will have on our consolidated financial statements. We have not yet identified any material impacts that may result from the CARES Act.
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
As of September 30, 2020, we valued our derivative instruments primarily utilizing Level 2 inputs. See Note 14 – ‘Fair Value of Financial Instruments’ for additional details.
COVID-19 – We continue to actively monitor developments with respect to COVID-19 and have taken numerous actions based on corporate policies specifically focusing on the safety and wellness of our customers, partners, and employees, as well as providing continuous and resilient services. Although the COVID-19 pandemic has caused significant disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets, as of September 30, 2020, these developments have not had a known material adverse effect on our business. As of September 30, 2020, each of our data centers in North America and Europe are fully operational and operating in accordance with our business continuity plans. Across each of the respective jurisdictions in which we operate, our business has been deemed essential operations, which has allowed us to remain fully staffed with critical personnel in place to continue to provide service and support for our customers.
The extent to which the COVID-19 pandemic impacts our business and operations remains largely uncertain and will depend on future developments that are highly uncertain and cannot be predicted with confidence, including the duration and scope of the pandemic, new information that may emerge concerning the severity of COVID-19, the response of the overall economy and financial markets and the actions taken to contain COVID-19 or treat its impact, such as government actions, laws or orders or any changes or amendments thereto and the success of any lifting or easing of, or the risk of any premature lifting or easing of, any such restrictions, among others. Due to uncertainties regarding COVID-19, any estimates of the effects of COVID-19 as reflected and/or discussed in these financial statements are based upon our best estimates using information known to us at this time, and such estimates may change in the near term, the effects of which could be material.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendments in ASU 2018-15 clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in the software licensing arrangements under the internal-use software guidance. ASU 2018-15 also clarifies that any amortization of capitalized costs should not be recorded to “Depreciation and amortization” in the Consolidated Statements of Operations for costs after adoption. ASU 2018-15 is effective for us beginning January 1, 2020 and provides for the alternative to adopt the ASU (a) prospectively only for new costs incurred after the adoption date or (b) by adjusting existing costs to comply with this standard, including the requirement to present the amortization of costs outside “Depreciation and amortization”. We adopted this ASU effective January 1, 2020 using the prospective transition approach to all new implementation costs incurred after adoption. Beginning in the first quarter of 2020, this standard results in expenses previously recognized as non-real estate depreciation being recognized as general and administrative or operating expense. During the three and nine months ended September 30, 2020, we recorded less than $0.1 million of amortization expense related to capitalized software implementation costs associated with cloud computing arrangements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the guidance: ASU 2018-19 in November 2018, ASU 2019-4 in April 2019, ASU 2019-5 in May 2019, ASUs 2019-10 & 2019-11 in November 2019, and ASU 2020-2 in February 2020. The standard, as amended, requires entities to use a new impairment model based on current expected credit losses (“CECL”) rather than incurred losses. The CECL model is designed to capture expected credit losses through the establishment of an allowance account, which will be presented as an offset to the amortized cost basis of the related financial asset. The guidance is effective for interim and annual periods beginning after December 15, 2019. We adopted this ASU effective January 1, 2020. As the majority of our revenue is generated from operating leases which are governed under ASC Topic 842, the provisions of this standard did not have a material impact on our consolidated financial statements.
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
In January 2020, the FASB issued ASU 2020-1, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, which clarifies the interaction between the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. ASU 2020-1 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this Update should be applied prospectively. We do not expect the provisions of the standard will have a material impact on our consolidated financial statements when adopted.

In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-4 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-4 is optional and may be elected over time as reference rate reform activities occur. Beginning in the first quarter of 2020, we have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance but we do not expect the provisions of the standard will have a material impact on our consolidated financial statements.
We determined all other recently issued accounting pronouncements will not have a material impact on our consolidated financial statements or do not materially apply to our operations.
3. Real Estate Assets and Construction in Progress
The following is a summary of our cost of owned or leased properties as of September 30, 2020 and December 31, 2019 (in thousands):
As of September 30, 2020 (unaudited):

Property Location	Land	Buildings, Improvements and Equipment	Construction in Progress	Total Cost
Atlanta, Georgia Campus (1)	$55,157	$637,590	$214,778	$907,525
Irving, Texas	8,606	390,777	95,957	495,340
Ashburn, Virginia Campus (2)	16,475	354,069	119,378	489,922
Richmond, Virginia	2,180	197,573	149,235	348,988
Chicago, Illinois	9,400	238,973	91,523	339,896
Suwanee, Georgia (Atlanta-Suwanee)	3,521	183,021	4,565	191,107
Piscataway, New Jersey	7,466	115,522	34,372	157,360
Fort Worth, Texas	9,079	120,419	2,708	132,206
Hillsboro, Oregon	18,414	21,167	84,009	123,590
Santa Clara, California (3)	—	116,829	1,511	118,340
Leased Facilities (4)	—	84,778	4,090	88,868
Sacramento, California	1,481	65,990	193	67,664
Eemshaven, Netherlands	5,150	20,826	40,899	66,875
Dulles, Virginia	3,154	52,283	5,351	60,788
Manassas, Virginia (5)	—	—	59,645	59,645
Princeton, New Jersey	20,700	35,227	73	56,000
Phoenix, Arizona (5)	—	—	33,282	33,282
Groningen, Netherlands	1,820	10,290	3,572	15,682
Other (6)	2,213	36,493	12,451	51,157
	$164,816	$2,681,827	$957,592	$3,804,235
_______________________________
(1)The “Atlanta, Georgia Campus” includes both the existing data center Atlanta (DC-1) as well as the recently developed data center Atlanta, GA (DC-2) on land adjacent to the existing Atlanta, GA (DC-1) facility.
(2)The “Ashburn, Virginia Campus” includes both the existing data center Ashburn, VA (DC-1) as well as new property development associated with the construction of a second data center Ashburn, VA (DC-2).
(3)Owned facility subject to long-term ground sublease.
(4)Includes 7 facilities. All facilities are leased, including one subject to a finance lease.
(5)Represent land purchases. Land acquisition costs, as well as subsequent development costs, are included within construction in progress until development on the land has ended and the asset is ready for its intended use.
(6)Consists of Miami, FL; Lenexa, KS; Overland Park, KS and Texas facilities.

As of December 31, 2019:

Property Location	Land	Buildings, Improvements and Equipment	Construction in Progress	Total Cost
Atlanta, Georgia Campus (1)	$44,588	$525,300	$128,930	$698,818
Irving, Texas	8,606	369,727	98,170	476,503
Ashburn, Virginia (2)	16,476	156,396	189,375	362,247
Richmond, Virginia	2,180	195,684	139,948	337,812
Chicago, Illinois	9,400	205,026	86,878	301,304
Suwanee, Georgia (Atlanta-Suwanee)	3,521	174,124	5,559	183,204
Piscataway, New Jersey	7,466	103,553	36,056	147,075
Santa Clara, California (3)	—	114,499	1,238	115,737
Fort Worth, Texas	9,079	55,018	35,722	99,819
Leased Facilities (4)	—	85,225	1,241	86,466
Sacramento, California	1,481	65,258	163	66,902
Hillsboro, Oregon (2)	—	—	63,573	63,573
Manassas, Virginia (2)	—	—	57,662	57,662
Princeton, New Jersey	20,700	35,192	39	55,931
Dulles, Virginia	3,154	48,651	4,688	56,493
Eemshaven, Netherlands	—	—	37,267	37,267
Phoenix, Arizona (2)	—	—	31,265	31,265
Groningen, Netherlands	1,741	9,085	3,028	13,854
Other (5)	2,213	36,163	120	38,496
	$130,605	$2,178,901	$920,922	$3,230,428
_______________________________
(1)The “Atlanta, Georgia Campus” includes both the existing data center Atlanta (DC-1) as well as new property development associated with construction of a second data center Atlanta (DC-2) on land adjacent to the existing Atlanta DC-1 facility
(2)Represent land purchases. Land acquisition costs, as well as subsequent development costs, are included within construction in progress until development on the land has ended and the asset is ready for its intended use.
(3)Owned facility subject to long-term ground sublease.
(4)Includes 7 facilities. All facilities are leased, including one subject to a finance lease.
(5)Consists of Miami, FL; Lenexa, KS and Overland Park, KS facilities.
4. Leases
Leases as Lessee
We use leasing as a source of financing for certain data center facilities and related equipment. We currently operate one data center facility, along with various equipment and fiber optic transmission cabling, that are subject to finance leases. The remaining terms of our finance leases range from less than one to eighteen years. Our finance lease associated with the data center includes multiple extension option periods, some of which were included in the lease term as we are reasonably certain to exercise those extension options. Our other finance leases typically do not have options to extend the initial lease term.
We currently lease six other facilities under operating lease agreements for various data centers, our corporate headquarters and additional office space. Our leases have remaining lease terms ranging from three to six years. We have options to extend the initial lease term on nearly all of these leases. Additionally, we have one ground lease for our Santa Clara property that is an operating lease which is scheduled to expire in 2052.

Components of lease expense were as follows (unaudited and in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Finance lease cost:
Amortization of assets	$1,038	$1,091	$3,115	$2,496
Interest on lease liabilities	475	505	1,446	1,204
Operating lease expense:
Operating lease cost	2,266	2,256	6,768	6,849
Variable lease cost	270	223	802	653
Sublease income	(49)	(46)	(144)	(139)
Total lease costs	$4,000	$4,029	$11,987	$11,063
Leases as lessor
Our lease revenue contains both minimum lease payments as well as variable lease payments. See Note 2 – ‘Summary of Significant Accounting Policies’ for further details of our revenue streams and associated accounting treatment. The components of our lease revenue were as follows (unaudited and in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease revenue:
Minimum lease revenue	$118,458	$103,623	$339,092	$304,166
Variable lease revenue (primarily recoveries from customers)	15,324	17,852	40,768	41,675
Total lease revenue	$133,782	$121,475	$379,860	$345,841
5. Investments in Unconsolidated Entity
During the three months ended March 31, 2019, QTS formed an unconsolidated entity with Alinda Capital Partners (“Alinda”), an infrastructure investment firm. QTS contributed a hyperscale data center under development in Manassas, Virginia to the entity. The facility, and the previously executed 10-year operating lease agreement with a global cloud-based software company, was contributed to the unconsolidated entity in exchange for cash and noncash consideration in the form of equity interest in the entity that was measured at fair value pursuant to Topic 820. The equity interest received and any amounts due from the unconsolidated entity are recorded within our consolidated balance sheets and totaled $22.9 million as of September 30, 2020. QTS and Alinda each own a 50% interest in the entity. As we are not the primary beneficiary of the arrangement but have the ability to exercise significant influence, we concluded that the investment should be accounted for as an unconsolidated entity using equity method investment accounting. As of September 30, 2020, the total assets of the entity were $141.2 million and the total debt outstanding, net of deferred financing costs, was $89.0 million.
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

6. Debt
Below is a listing of our outstanding debt, including finance leases, as of September 30, 2020 and December 31, 2019 (in thousands):

	Weighted Average Effective Interest Rate at September 30, 2020	Maturity Date	September 30, 2020	December 31, 2019
	(unaudited)		(unaudited)
Unsecured Credit Facility
Revolving Credit Facility	1.38%	December 17, 2023	$522,951	$317,028
Term Loan A (1)	3.26%	December 17, 2024	225,000	225,000
Term Loan B (1)	3.30%	April 27, 2025	225,000	225,000
Term Loan C (1)	3.46%	October 18, 2026	250,000	250,000
Senior Notes	4.75%	November 15, 2025	400,000	400,000
Lenexa Mortgage	4.10%	May 1, 2022	1,689	1,736
Finance Leases	4.36%	2021 - 2038	43,222	45,140
	3.09%		1,667,862	1,463,904
Less net debt issuance costs			(9,474)	(10,839)
Total outstanding debt, net			$1,658,388	$1,453,065
_________________________
(1)The coupon interest rates associated with Term Loan A, Term Loan B, and Term Loan C incorporate the effects of our interest rate swaps in effect as of September 30, 2020.
Credit Facilities, Senior Notes and Mortgage Notes Payable
(a) Unsecured Credit Facility – In October 2019, we amended and restated our unsecured credit facility (the “unsecured credit facility”), which among other things increased the total potential borrowings, extended maturity dates, lowered interest rates, and provided for an additional term loan under the agreement. The unsecured credit facility includes a $225 million term loan which matures on December 17, 2024 (the “Term Loan A”), a $225 million term loan which matures on April 27, 2025 (the “Term Loan B”), an additional term loan of $250 million, maturing on October 18, 2026 (the “Term Loan C”), and a $1.0 billion revolving credit facility which matures on December 17, 2023. The revolving portion of the unsecured facility has a one-year extension option. Amounts outstanding under the unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will vary depending upon our leverage ratio. For revolving credit loans, the spread ranges from 1.25% to 1.85% for LIBOR loans and 0.25% to 0.85% for base rate loans. For Term Loan A and Term Loan B, the spread ranges from 1.20% to 1.80% for LIBOR loans and 0.20% to 0.80% for base rate loans. For Term Loan C, the spread ranges from 1.50% to 1.85% for LIBOR loans and 0.50% to 0.85% for base rate loans. The unsecured credit facility also provides for borrowing capacity of up to $300 million in various foreign currencies.
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
Our ability to borrow under the unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants. As of September 30, 2020, we were in compliance with all of our covenants.
As of September 30, 2020, we had outstanding $1,223.0 million of indebtedness under the unsecured credit facility, consisting of $523.0 million of outstanding borrowings under the unsecured revolving credit facility and $700.0 million outstanding under the term loans, exclusive of net debt issuance costs of $5.6 million. In connection with the unsecured credit facility, as of September 30, 2020, we had additional letters of credit outstanding aggregating to $3.5 million.
We have also entered into certain interest rate swap agreements. See Note 7 – ‘Derivative Instruments’ for additional details.

(b) Senior Notes – On November 8, 2017, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the 5.875% Senior Notes due 2022 (collectively, the “Issuers”), issued $400.0 million aggregate principal amount of 4.750% Senior Notes due November 15, 2025 (the “Senior Notes”) in a private offering. The Senior Notes have an interest rate of 4.750% per annum and were issued at a price equal to 100% of their face value. The net proceeds from the offering were used to fund the redemption of the outstanding 5.875% Senior Notes and to repay a portion of the amount outstanding under our unsecured revolving credit facility. As of September 30, 2020, the outstanding net debt issuance costs associated with the Senior Notes were $3.9 million.
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
(c) Lenexa Mortgage – On March 8, 2017, we entered into a $1.9 million mortgage loan secured by our Lenexa facility. This mortgage has a fixed rate of 4.1%, with periodic principal payments due monthly and a balloon payment of $1.6 million in May 2022. As of September 30, 2020, the outstanding balance under the Lenexa mortgage was $1.7 million.
The annual remaining principal payment requirements of our debt securities as of September 30, 2020 per the contractual maturities, excluding extension options and excluding operating and finance leases, are as follows (unaudited and in thousands):

2020 (October - December)	$18
2021	73
2022	1,599
2023	522,951
2024	225,000
Thereafter	875,000
Total	$1,624,641
As of September 30, 2020, we were in compliance with all of our covenants.
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
As of September 30, 2020, we had interest rate swap agreements in place with an aggregate notional amount of $700 million. The forward swap agreements effectively fix the interest rate on $700 million of term loan borrowings, $225 million of swaps allocated to Term Loan A, $225 million allocated to Term Loan B and $250 million allocated to Term Loan C, through the current maturity dates of the respective term loans.
We reflect our interest rate swap agreements, which are designated as cash flow hedges, at fair value as either assets or liabilities on the consolidated balance sheets within the “Other assets, net” or “Derivative liabilities” line items, as applicable.

As of September 30, 2020 and December 31, 2019, the fair value of interest rate swaps represented an aggregate liability of $55.5 million and $19.9 million, respectively.
The forward interest rate swap agreements are derivatives that currently qualify for hedge accounting whereby we record the effective portion of changes in fair value of the interest rate swaps in accumulated other comprehensive income or loss on the consolidated balance sheets and statements of comprehensive income which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized within net income. The amount reclassified from other comprehensive income as an increase to interest expense on the consolidated statements of operations was $3.4 million and $6.8 million for the three and nine months ended September 30, 2020, respectively. The amount reclassified from other comprehensive income as a reduction in interest expense on the consolidated statements of operations was $0.2 million and $1.2 million for the three and nine months ended September 30, 2019, respectively. There was no ineffectiveness recognized for the three and nine months ended September 30, 2020, and 2019. During the subsequent twelve months, beginning October 1, 2020, we estimate that $13.4 million will be reclassified from other comprehensive income as an increase to interest expense.
Interest rate derivatives and their fair values as of September 30, 2020 and December 31, 2019 were as follows (unaudited and in thousands):

Notional Amount		Fixed One Month LIBOR rate per annum			Fair Value
September 30, 2020	December 31, 2019		Effective Date	Expiration Date	September 30, 2020	December 31, 2019
$25,000	$25,000	1.989%	January 2, 2018	Dec 17, 2021	$(557)	$(209)
100,000	100,000	1.989%	January 2, 2018	Dec 17, 2021	(2,227)	(837)
75,000	75,000	1.989%	January 2, 2018	Dec 17, 2021	(1,671)	(627)
50,000	50,000	2.033%	January 2, 2018	Apr 27, 2022	(1,470)	(545)
100,000	100,000	2.029%	January 2, 2018	Apr 27, 2022	(2,933)	(1,081)
50,000	50,000	2.033%	January 2, 2018	Apr 27, 2022	(1,470)	(545)
100,000	100,000	2.617%	January 2, 2020	Dec 17, 2023	(7,884)	(4,007)
100,000	100,000	2.621%	January 2, 2020	Apr 27, 2024	(8,727)	(4,324)
70,000	—	0.968%	March 2, 2020	Oct 18, 2026	(2,738)	—
30,000	—	0.973%	March 2, 2020	Oct 18, 2026	(1,180)	—
200,000	200,000	2.636%	December 17, 2021	Dec 17, 2023	(9,812)	(3,939)
200,000	200,000	2.642%	April 27, 2022	Apr 27, 2024	(9,716)	(3,802)
125,000	—	1.014%	December 17, 2023	Dec 17, 2024	(850)	—
100,000	—	1.035%	December 17, 2023	Dec 17, 2024	(700)	—
75,000	—	1.110%	December 17, 2023	Oct 18, 2026	(1,256)	—
100,000	—	1.088%	April 27, 2024	Apr 27, 2025	(680)	—
125,000	—	1.082%	April 27, 2024	Apr 27, 2025	(842)	—
75,000	—	0.977%	April 27, 2024	Oct 18, 2026	(789)	—
					$(55,502)	$(19,916)
Power Purchase Agreements
In March 2019, we entered into two 10 year agreements to purchase renewable energy equal to the expected electricity needs of our datacenters in Chicago, Illinois and Piscataway, New Jersey. These arrangements currently qualify for hedge accounting whereby we record the changes in fair value of the instruments in “Accumulated other comprehensive income” or loss on the consolidated balance sheets and statements of comprehensive income which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amount reclassified from other comprehensive income as an increase to utilities expense on the consolidated statements of operations was $0.2 million and $1.0 million for the three and nine months ended September 30, 2020. We currently reflect these agreements, which are designated as cash flow hedges, at fair value as liabilities on the consolidated balance sheets within the “Derivative liabilities” line item.
Power purchase agreement derivatives and their fair values as of September 30, 2020 and December 31, 2019 were as follows (unaudited and in thousands):

				Fair Value
Counterparty	Facility	Effective Date	Expiration Date	September 30, 2020	December 31, 2019
Calpine Energy Solutions, LLC	Piscataway	3/8/2019	Feb 28, 2029	$(2,155)	$(2,919)
Calpine Energy Solutions, LLC	Chicago	3/8/2019	Feb 28, 2029	(2,375)	(3,774)
				$(4,530)	$(6,693)
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
As of September 30, 2020, the Operating Partnership had four classes of limited partnership units outstanding: Series A Preferred Units, Series B Convertible Preferred Units, Class A units of limited partnership interest (“Class A units”) and Class O LTIP units of limited partnership units (“Class O units”). The Class A units currently outstanding are now redeemable on a one-for-one exchange rate at any time for cash or shares of Class A common stock of QTS. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). Class O units are pari passu with Class A units. Each Class O unit is convertible into Class A units by the Operating Partnership at any time or by the holder at any time based on formulas contained in the partnership agreement.
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
In March 2019, the Compensation Committee completed a redesign of the long-term incentive program for executive officers to include the following types of awards:
a.Performance-Based FFO Unit Awards — performance-based restricted share unit awards, which may be earned based on Operating Funds From Operations (“OFFO”) per diluted share measured over a two-year performance period (performance-based FFO units or “FFO Units”), with two-thirds of the earned shares of Class A common stock vesting at the end of the performance period when results have been certified and the remaining one-third of the shares vesting at the end of three years from the award grant date. The number of shares of Class A common stock subject to the awards that can be earned ranges from 0% to 200% of the target award based on actual performance over the performance period, with the number of shares to be determined based on a linear interpolation basis between threshold and target and target and maximum performance.
b.Performance-Based Relative TSR Unit Awards — performance-based restricted share unit awards, which may be earned based on total stockholder return (“TSR”) as compared to the MSCI U.S. REIT Index (the “Index”) over a three-year performance period (the performance-based relative TSR units or “TSR Units”). The number of shares of Class A common stock subject to the awards that can be earned ranges from 0% to 200% of the target award based on our TSR compared to the Index. In addition, award payouts will be determined on a linear interpolation basis between threshold and target and target and maximum performance; and will be capped at the target performance level if our TSR is negative.
c.Restricted Stock Awards — the restricted stock awards vest as to one-third of the shares subject to awards on the first anniversary of the date of grant and as to 8.375% of the shares subject to the awards each quarter-end thereafter, subject to the named executive officer’s continued service as an employee as of each vesting date.
The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the nine months ended September 30, 2020 (unaudited):

	2010 Equity Incentive Plan			2013 Equity Incentive Plan
	Numbers of Class O units	Weighted average exercise price	Weighted average fair value	Options	Weighted average exercise price	Weighted average fair value	Restricted Stock / Deferred Stock	Weighted average fair value at grand date	TSR Units	Weighted average fair value at grand date	FFO Units	Weighted average fair value at grand date
Outstanding at December 31, 2019	82,310	$25.00	$5.97	1,934,838	$37.11	$7.05	389,750	$39.67	84,350	$54.64	84,350	$42.01
Granted	—	—	—	99,872	56.84	9.35	264,545	56.90	84,202	79.18	84,202	56.84
Exercised/Vested (1)	(1,875)	25.00	10.26	(88,022)	28.68	5.24	(220,564)	40.09	—	—	—	—
Cancelled/Expired	—	—	—	—	—	—	(7,669)	48.88	—	—	—	—
Outstanding at September 30, 2020	80,435	$25.00	$5.87	1,946,688	$38.50	$7.25	426,062	$49.98	168,552	$66.90	168,552	$49.42
____________________
(1)This represents (i) Class O units which were converted to Class A units, (ii) options to purchase Class A common stock which were exercised, and (iii) the Class A common stock that has been released from restriction and which was not surrendered by the holder to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock, with respect to the applicable column.
The assumptions and fair values for restricted stock and options to purchase shares of Class A common stock granted for the nine months ended September 30, 2020 are included in the following table on a per unit basis (unaudited). Options to purchase shares of Class A common stock were valued using the Black-Scholes model and TSR Units were valued using a Monte-Carlo simulation that leveraged similar assumptions to those used to value the Class A common stock and FFO Units.

Nine Months Ended September 30, 2020
Fair value of FFO units and restricted stock granted	$56.84 - $65.96
Fair value of TSR units granted	$79.18
Fair value of options granted	$9.35
Expected term (years)	5.5
Expected volatility	27%
Expected dividend yield	3.31%
Expected risk-free interest rates	0.61%
The following tables summarize information about awards outstanding as of September 30, 2020 (unaudited).

	Operating Partnership Awards Outstanding
	Exercise prices	Awards outstanding	Weight average remaining vesting period (years)
Class O Units	$25.00	80,435	—
Total Operating Partnership awards outstanding		80,435

	QTS Realty Trust, Inc. Awards Outstanding
	Exercise prices	Awards outstanding	Weight average remaining vesting period (years)
Restricted stock	$—	426,062	0.7
TSR units	—	168,552	0.8
FFO units	—	168,552	0.5
Options to purchase Class A common stock	21.00 - 56.84	1,946,688	0.2
Total QTS Realty Trust, Inc. awards outstanding		2,709,854
Any awards outstanding as of the end of the period have been valued as of the grant date and generally vest ratably over a defined service period. As of September 30, 2020 all restricted Class A common stock, TSR units, and FFO units outstanding were unvested and approximately 0.1 million options to purchase Class A common stock were outstanding and unvested. As of September 30, 2020 we had $31.7 million of unrecognized equity-based compensation expense which will be recognized over a remaining weighted-average vesting period of 0.6 years. The total intrinsic value of Class O units and options to purchase Class A common stock outstanding at September 30, 2020 was $50.8 million.
Dividends and Distributions
The following tables present quarterly cash dividends and distributions paid to QTS’ common and preferred stockholders and the Operating Partnership’s unit holders for the nine months ended September 30, 2020 and 2019 (unaudited):

Nine Months Ended September 30, 2020
Record Date	Payment Date	Per Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
Common Stock/Units
June 19, 2020	July 7, 2020	$0.47	$31.5
March 20, 2020	April 7, 2020	$0.47	31.5
December 20, 2019	January 7, 2020	$0.44	28.6
			$91.6

Series A Preferred Stock/Units
June 30, 2020	July 15, 2020	$0.45	$1.9
March 31, 2020	April 15, 2020	$0.45	1.9
December 31, 2019	January 15, 2020	$0.45	1.9
			$5.7

Series B Preferred Stock/Units
June 30, 2020	July 15, 2020	$1.63	$5.1
March 31, 2020	April 15, 2020	$1.63	5.1
December 31, 2019	January 15, 2020	$1.63	5.1
			$15.3

Nine Months Ended September 30, 2019
Record Date	Payment Date	Per Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
Common Stock/Units
June 25, 2019	July 9, 2019	$0.44	$27.3
March 20, 2019	April 4, 2019	$0.44	27.3
December 21, 2018	January 8, 2019	$0.41	23.7
			$78.3

Series A Preferred Stock/Units
June 30, 2019	July 15, 2019	$0.45	$1.9
March 31, 2019	April 15, 2019	$0.45	1.9
December 31, 2018	January 15, 2019	$0.45	1.9
			$5.7

Series B Preferred Stock/Units
June 30, 2019	July 15, 2019	$1.63	$5.1
March 31, 2019	April 15, 2019	$1.63	5.1
December 31, 2018	January 15, 2019	$1.63	5.1
			$15.3
Additionally, subsequent to September 30, 2020, the Company paid the following dividends:
•On October 6, 2020, the Company paid its regular quarterly cash dividend of $0.47 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on September 18, 2020.
•On October 15, 2020, the Company paid a quarterly cash dividend of approximately $0.45 per share on its Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on September 30, 2020, and the Operating Partnership paid a quarterly cash distribution of approximately $0.45 per unit on outstanding Series A Preferred Units held by the Company.
•On October 15, 2020, the Company paid a quarterly cash dividend of approximately $1.63 per share on its Series B Preferred Stock to holders of Series B Preferred Stock of record as of the close of business on September 30, 2020, and the Operating Partnership paid a quarterly cash distribution of approximately $1.63 per unit on outstanding Series B Preferred Units held by the Company.
Equity Issuances
Class A Common Stock
In September 2019, we established an “at-the-market” equity offering program (the “Prior ATM Program”) pursuant to which we could issue, from time to time, up to $400 million of our Class A common stock, $0.01 par value per share (the “Class A common stock”), which could include shares to be sold on a forward basis. The use of forward sales under the Prior ATM Program generally allows us to lock in a price on the sale of shares of our Class A common stock when sold by the forward sellers, but defer receiving the net proceeds from such sales until the shares of our Class A common stock are issued at settlement on a later date. We have concluded that the forward sale agreements meet the derivative scope exception for certain contracts involving an entity’s own equity. The initial forward sale price is subject to daily adjustment based on a floating interest rate factor equal to the specified daily rate less a spread, and will decrease by other fixed amounts specified in the forward sale agreement. Until settlement of all of the forward sale agreements, our earnings per share dilution resulting from the agreements, if any, is determined using the two-class method.
In May 2020, we established a new “at-the-market” equity offering program (the “ATM Program”) pursuant to which we may issue, from time to time, up to $500 million of our Class A common stock, which may include shares to be sold on a forward basis. As under the Prior ATM Program, the use of forward sales under the ATM Program generally allows us to lock in a price on the sale of shares of our Class A common stock when sold by the forward sellers, but defer receiving the net proceeds from such sales until the shares of our Class A common stock are issued at settlement on a later date. We have concluded that the forward sale agreements meet the derivative scope exception for certain contracts involving an entity’s own equity. Until settlement of all of the forward sale agreements, our earnings per share dilution resulting from the agreements, if any, is determined using the two-class method.
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
During the three months ended September 30, 2020, we received $151.8 million of net proceeds from the settlement of forward shares as noted in the table below. We expect to physically settle (by delivering shares of Class A common stock) the remaining forward sales under the Prior ATM Program and ATM Program prior to the first anniversary date of each respective transaction. In addition, during the three months ended September 30, 2020, we utilized the forward provisions under the Prior ATM Program and the ATM Program to allow for the sale of additional shares of our common stock as noted in the table below.
In June 2020, we conducted an underwritten offering of 4,400,000 shares of common stock offered on a forward basis at a price of $64.90 per share representing available net proceeds upon physical settlement of approximately $269.4 million as of September 30, 2020. We expect to physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds, subject to certain adjustments, from the sale of those shares of common stock by June 30, 2021, although we have the right to elect settlement prior to that time. We have concluded that the forward sale agreements meet the derivative scope exception for certain contracts involving an entity’s own equity. The initial forward sale price is subject to daily adjustment based on a floating interest rate factor equal to the specified daily rate less a spread, and will decrease by other fixed amounts specified in the forward sale agreement. Until settlement of all of the forward sale agreements, our earnings per share dilution resulting from the agreements, if any, is determined using the two-class method.
The following table represents a summary of equity issuances of our Class A common stock for the three months ended September 30, 2020 (in thousands):

Offering Program	Forward Shares Sold/(Settled)		Net Proceeds Available/(Received) (1)
Shares and net proceeds available as of June 30, 2020	10,299		$584,924	(2)
May 2020 ATM Program - Sales	114		7,348
June 2019 Prior ATM Program - Settlements	(2,948)	(3)	(151,844)
Shares and net proceeds available as of September 30, 2020	7,465		$440,428
____________________
(1)Net Proceeds Available remain subject to certain adjustments until settled.
(2)Proceeds available reported in the Form 10-Q for the period ended June 30, 2020 were $591 million. The $6 million decrease is primarily due to QTS’ declared dividends, which reduces cash expected to be received upon full physical settlement of the forward shares.
(3)Represents the number of forward shares we elected to physically settle during the period

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
Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about the 15th day of each January, April, July and October. The Series B Preferred Stock is convertible by holders into shares of Class A common stock at any time at the then-prevailing conversion rate. The conversion rate as of September 30, 2020 is 2.1382 shares of the Company’s Class A common stock per share of Series B Preferred Stock. The Series B Preferred Stock does not have a stated maturity date. Upon liquidation, dissolution or winding up, the Series B Preferred Stock will rank senior to common stock and pari passu with the Series A Preferred Stock with respect to the payment of distributions and other amounts. The Series B Preferred Stock is not redeemable by the Company. At any time on or after July 20, 2023, the Company may at its option cause all (but not less than all) outstanding shares of the Series B Preferred Stock to be automatically converted into the Company’s Class A common stock at the then-prevailing conversion rate if the closing sale price of the Company’s Class A common stock is equal to or exceeds 150% of the then-prevailing conversion price for at least 20 trading days in a period of 30 consecutive trading days, including the last trading day of such 30-day period, ending on the trading day prior to the issuance of a press release announcing the mandatory conversion.
If a holder converts its shares of Series B Preferred Stock at any time beginning at the opening of business on the trading day immediately following the effective date of a fundamental change (as described in the prospectus supplement) and ending at the close of business on the 30th trading day immediately following such effective date, the holder will automatically receive a number of shares of the Company’s Class A common stock equal to the greater of:

•the sum of (i) a number of shares of the Company’s Class A common stock, as may be adjusted, as described in the Articles Supplementary for the 6.50% Series B Cumulative Convertible Perpetual Preferred Stock filed with the State Department of Assessments and Taxation of Maryland on June 22, 2018 (the “Articles Supplementary”) and (ii) the make-whole premium described in the Articles Supplementary; and
•a number of shares of the Company's Class A common stock equal to the lesser of (i) the liquidation preference divided by the average of the daily volume weighted average prices of the Company's Class A common stock for ten days preceding the effective date of a fundamental change and (ii) 5.1020 (subject to adjustment).
10. Related Party Transactions
As described further in Note 5 – ‘Investments in Unconsolidated Entity’, during the nine months ended September 30, 2019, we formed an unconsolidated entity with Alinda, an infrastructure investment firm. We contributed a hyperscale data center under development in Manassas, Virginia to the entity. The facility, and the previously executed operating lease to a global cloud-based software company pursuant to a 10-year lease agreement, was contributed in exchange for cash and noncash consideration in the form of equity interest in the entity that was measured at fair value pursuant to ASC Topic 820. We and Alinda each own a 50% interest in the entity.
Under the unconsolidated entity operating agreement, we serve as the entity’s operating member, subject to authority and oversight of a board appointed by us and Alinda, and separately we serve as manager and developer of the facility in exchange for management and development fees. During the three months ended September 30, 2020, we did not earn any development fees from the unconsolidated entity and earned less than $0.1 million during the three months ended September 30, 2019. We earned development fees of approximately $0.9 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively. In addition, we earned approximately $0.2 million and $0.1 million in management fees from the unconsolidated entity during the three months ended September 30, 2020 and 2019, respectively, and $0.6 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively.
In addition, we periodically execute transactions with entities affiliated with our Chairman and Chief Executive Officer. Such transactions include automobile, furniture and equipment purchases as well as building operating lease payments and receipts, and reimbursement for the use of a private aircraft service by our officers and directors.
The transactions which occurred during the three and nine months ended September 30, 2020 and 2019 are outlined below (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Tax, utility, insurance and other reimbursement	$114	$173	$368	$608
Rent expense	257	254	770	761
Capital assets acquired	—	53	—	477
Total	$371	$480	$1,138	$1,846
11. Noncontrolling Interest
Concurrently with the completion of the IPO, we consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership as of the date of the IPO.
Commencing at any time beginning November 1, 2014, at the election of the holders of the noncontrolling interest, the currently outstanding Class A units of the Operating Partnership are redeemable for cash or, at the election of the Company, Class A common stock of the Company on a one-for-one basis. As of September 30, 2020, the noncontrolling ownership interest percentage of QualityTech, LP was 9.4%.

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
The computation of basic and diluted net income per share is as follows (in thousands, except per share data, and unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$6,907	$6,588	$25,236	$35,271
(Income) loss attributable to noncontrolling interests	18	49	(408)	(1,593)
Preferred stock dividends	(7,045)	(7,045)	(21,135)	(21,135)
Earnings attributable to participating securities	(4,372)	(2,184)	(11,521)	(5,999)
Net income (loss) available to common stockholders after allocation to participating securities	$(4,492)	$(2,592)	$(7,828)	$6,544
Denominator:
Weighted average shares outstanding - basic	61,036	54,928	59,615	53,874
Effect of Class O units, TSR units and options to purchase Class A common stock on an "as if" converted basis	—	—	—	463
Weighted average shares outstanding - diluted	61,036	54,928	59,615	54,337

Basic net income (loss) per share	$(0.07)	$(0.05)	$(0.13)	$0.12

Diluted net income (loss) per share	$(0.07)	$(0.05)	$(0.13)	$0.12
______________________________
*Note: The calculations of basic and diluted net income (loss) per share above do not include the following number of Class A partnership units, Class O units, TSR units and options to purchase common stock on an “as if” converted basis, and the effects of Series B Convertible preferred stock on an “as if” converted basis, as their respective inclusions would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Class A Partnership units	6,658	6,668	6,667	6,670
Class O units, TSR units and options to purchase common stock on an "as if" converted basis	1,176	557	1,126	—
Series B Convertible preferred stock on an "as if" converted basis	6,762	6,729	6,756	6,729
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

2020 (October - December)	$108,231
2021	405,822
2022	323,623
2023	221,007
2024	169,774
Thereafter	421,599
Total	$1,650,056
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2020, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2020 or December 31, 2019.
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
Credit facility and Senior Notes: As market interest rates have fluctuated compared to contracted interest rates, the fair value of our unsecured credit facility approximated the carrying value of the credit facility less the fair value of the interest rate swap liability. The fair value of our Senior Notes was estimated using Level 2 “significant other observable inputs,” primarily based on quoted market prices for the same or similar issuances. At September 30, 2020, the fair value of the Senior Notes was approximately $415.0 million.
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
15. Subsequent Events
In October 2020, we paid our regular quarterly cash dividends on our common stock, Series A Preferred Stock and Series B Preferred Stock. See the ‘Dividends and Distributions’ section of Note 9 for additional details.
In September 2020, through our subsidiaries, the Operating Partnership and QTS Finance Corporation (collectively, the “Issuers”), we conducted a private offering without registration rights of $500 million aggregate principal amount of senior notes due October 1, 2028 (the “2028 Senior Notes”). The 2028 Senior Notes have an interest rate of 3.875% per annum and were issued on October 7, 2020 at a price equal to 100% of their face value. The Notes will mature on October 1, 2028. The net proceeds from the offering were used to repay a portion of the amount outstanding under our unsecured revolving credit facility. Subsequently, we gave notice that we will redeem the 4.750% Senior Notes on November 16, 2020 and will use the corresponding availability under our unsecured revolving credit facility, along with additional borrowings from Term Loan D (discussed below), to satisfy and discharge the indenture. As a result of early repayment of the Senior Notes, we expect to incur early redemption fees equal to 3.563% of the aggregate principal amount, or approximately $14.3 million. Additionally, the deferred financing costs associated with the 4.750% Senior Notes, which were approximately $3.9 million as of September 30, 2020, will be written off at the time of repayment.

In October 2020, through our Operating Partnership, we entered into a $250 million term loan (“Term Loan D”) that provides for commitments to make a single term loan borrowing of up to $250 million on or before November 16, 2020. We intend to draw the entire $250 million on or before November 16, 2020. Term Loan D will mature on January 15, 2026. Interest rates on Term Loan D can vary based on leverage levels consistent with our existing term loans as discussed in Note 6. As of the date of this report, the interest rate on Term Loan D is LIBOR plus 1.2% and includes a LIBOR floor of 25 basis points. When combined with our current $1.7 billion unsecured credit facility, Term Loan D increases QTS' aggregate unsecured credit facility capacity to $1.95 billion. Term Loan D also provides for a $250 million accordion feature to increase Term Loan D up to $500 million, subject to obtaining additional loan commitments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis presents the financial condition and results of operations of QTS Realty Trust, Inc., a Maryland corporation (“QTS”), which includes the operations of QualityTech, LP (the “Operating Partnership”), for the three and nine months ended September 30, 2020 and 2019. You should read the following discussion and analysis in conjunction with QTS’ and the Operating Partnership’s accompanying consolidated financial statements and related notes contained elsewhere in this Form 10-Q. We believe it is important for investors to understand the few differences between the financial statements of QTS and the Operating Partnership. See “Explanatory Note” for an explanation of the differences between these financial statements in the context of how QTS and the Operating Partnership operate as a consolidated company. Since the financial data presented in this Item 2 does not contain any differences between QTS and the Operating Partnership, all periods presented reflect the operating results of both QTS and the Operating Partnership.
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
The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•adverse economic or real estate developments in our markets or the technology industry;
•obsolescence or reduction in marketability of our infrastructure due to changing industry demands;
•global, national and local economic conditions;
•risks related to the COVID-19 pandemic, including, but not limited to, the risk of business and/or operational disruptions, disruption of our customers’ businesses that could affect their ability to make rental payments to us, supply chain disruptions and delays in the construction or development of our data centers;
•risks related to our international operations;
•difficulties in identifying properties to acquire and completing acquisitions;
•our failure to successfully develop, redevelop and operate acquired properties or lines of business;
•significant increases in construction and development costs;
•the increasingly competitive environment in which we operate;
•defaults on, or termination or non-renewal of, leases by customers;
•decreased rental rates or increased vacancy rates;
•increased interest rates and operating costs, including increased energy costs;
•financing risks, including our failure to obtain necessary outside financing;

•dependence on third parties to provide Internet, telecommunications and network connectivity to our data centers;
•our failure to qualify and maintain QTS’ qualification as a REIT;
•environmental uncertainties and risks related to natural disasters;
•financial market fluctuations;
•changes in real estate and zoning laws, revaluations for tax purposes and increases in real property tax rates; and
•limitations inherent in our current and any future unconsolidated joint venture investments, such as lack of sole decision-making authority and reliance on our partners’ financial condition.
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Any forward-looking statement speaks only as of the date on which it was made. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and Item 1A. “Risk Factors” of this Form 10-Q, as well as other periodic reports that we file with the Securities and Exchange Commission, many of which should be interpreted as being heightened as a result of the ongoing COVID-19 pandemic and the actions taken to contain the pandemic or mitigate its impact.
Overview
QTS is a leading provider of data center solutions to the world’s largest and most sophisticated hyperscale technology companies, enterprises and government agencies. Through our technology-enabled platform, delivered across mega scale data center infrastructure, we offer a comprehensive portfolio of secure and compliant IT solutions. Our data centers are facilities that power and support our customers’ IT infrastructure equipment and provide seamless access and connectivity to a range of communications and IT services providers. Across our broad footprint of strategically located data centers, we provide flexible, scalable and secure IT solutions, including data center space, power and cooling, connectivity and value-add managed services for more than 1,200 customers in the financial services, healthcare, retail, government, technology and various other industries. We build out our data center facilities depending on the needs of our customers to accommodate both multi-tenant environments (hybrid colocation) and customers that require significant amounts of space and power (hyperscale), including federal customers. We believe that we own and operate one of the largest portfolios of multi-tenant data centers in the United States, as measured by gross square footage, and have the capacity to nearly double our sellable data center raised floor space without constructing or acquiring any new buildings. In addition, we own more than 732 acres of land that is available at our data center properties that provides us with the opportunity to significantly expand our capacity to further support future demand from current and new potential customers.
As of September 30, 2020, we operated a portfolio of 27 data centers located throughout the United States, Canada and Europe. Within the United States, our data centers are concentrated in the markets which we believe offer the highest growth opportunities. Our data centers are highly specialized, mission-critical facilities utilized by our customers to store, power and cool the server, storage, and networking equipment that support their most critical business systems and processes. We believe that our data centers are best-in-class and engineered to adhere to the highest specifications commercially available to customers, providing fully redundant, high-density power and cooling sufficient to meet the needs of the largest companies and organizations in the world. We have demonstrated a strong operating track record of “five-nines” (99.999%) reliability since QTS’ inception.
The COVID-19 Pandemic
We continue to actively monitor developments with respect to COVID-19 and have taken numerous actions based on corporate policies specifically focusing on the safety and wellness of our customers, partners, and employees, as well as providing continuous and resilient services. Although the COVID-19 pandemic has caused significant disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets, as of September 30, 2020, these developments have not had a known material adverse effect on our business. As of September 30, 2020, each of our data centers in North America and Europe are fully operational and operating in accordance with our business continuity plans. Across each of the respective jurisdictions in which we operate, our business has been deemed an essential operation, which has allowed us to remain fully staffed with critical personnel in place to continue to provide service and support for our customers.

We previously reported that since the beginning of the economic disruptions from COVID-19, we had experienced a modest increase in customer requests for extended payment terms, primarily concentrated in the retail, oil and gas, hospitality and transportation customer verticals, with these customers representing approximately 5% of our revenue for the three months ended March 31, 2020. Consistent with the information we reported in the second quarter, during the third quarter of 2020 and through the date of this report, the pace of additional customer requests for extended payment terms continued to moderate while a number of customers who had previously asked for extended payment terms have since resumed payments. Overall, we continue to see cash collections and receivables trending toward a level that is closer to our historical levels.
In addition, we previously reported we had experienced modest delays in construction activity in a few of our markets primarily as a result of availability of contractors and slower permitting. Consistent with the information we reported in the second quarter, during the third quarter of 2020 and through the date of this report, we are pleased to report that our commitments to customers remain on track and we do not currently anticipate any meaningful delays in our development activity associated with our booked-not-billed backlog assuming current trends continue.
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
As a result of our diverse customer base, customer concentration in our portfolio is limited. As of September 30, 2020, only five of our more than 1,200 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 10.6% of our MRR and the next largest customer accounting for only 5.6% of our MRR.
Our Portfolio
As of September 30, 2020, including 100% of the unconsolidated entity with which we are affiliated, we operated 27 data centers located throughout the United States, Canada and Europe, containing an aggregate of approximately 7.5 million gross square feet of space, including approximately 3.4 million “basis-of-design” raised floor square feet (approximately 96.6% of which is wholly owned by us including our data center in Santa Clara which is subject to a long-term ground lease), which represents the total sellable data center raised floor potential of our existing data center facilities. This reflects the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the space and power configuration that we deploy. As of September 30, 2020, this space included approximately 1.9 million raised floor operating net rentable square feet, or NRSF, plus approximately 1.4 million square feet of additional raised floor in our development pipeline, of which approximately 78,000 raised floor square feet is expected to become operational by December 31, 2020. Of the total 1.4 million raised floor square feet in our development pipeline, approximately 64,000 square feet was related to customer leases which had been executed as of September 30, 2020 but not yet commenced. Our facilities collectively have access to approximately 1,055 megawatts (“MW”) of available utility power. Access to power typically is the most limiting and expensive component in developing a data center and, as such, we believe our significant access to power represents an important competitive advantage.

The following table presents an overview of the portfolio of operating properties that we own or lease, based on information as of September 30, 2020:

			Net Rentable Square Feet (Operating NRSF) (1)
Property	Year Acquired (2)	Gross Square Feet (3)	Raised Floor (4)	Office & Other (5)	Supporting Infrastructure (6)	Total	% Occupied (7)	Annualized Rent (8)	Available Utility Power (MW) (9)	Basis of Design ("BOD") NRSF	Current Raised Floor as a % of BOD
Richmond, VA	2010	1,318,353	117,309	51,093	131,654	300,056	85.1%	$35,021,750	110	557,309	21.0%
Atlanta, GA (DC - 1) (10)	2006	968,695	527,186	36,953	364,815	928,954	98.8%	122,157,934	72	527,186	100.0%
Irving, TX	2013	698,000	208,114	15,300	228,656	452,070	95.1%	54,226,439	140	275,701	75.5%
Princeton, NJ	2014	553,930	58,157	2,229	111,405	171,791	100.0%	10,514,807	22	158,157	36.8%
Atlanta, GA (DC-2) (11)	2018	495,000	37,839	9,250	34,698	81,787	100.0%	604,800	100	240,000	15.8%
Chicago, IL	2014	474,979	87,500	3,508	88,422	179,430	91.0%	23,393,455	56	215,855	40.5%
Ashburn, VA (DC-1) (12)	2017	445,000	140,586	13,199	145,936	299,721	96.0%	10,710,780	50	178,000	79.0%
Suwanee, GA	2005	369,822	212,975	8,697	107,128	328,800	91.0%	60,483,084	36	212,975	100.0%
Piscataway, NJ	2016	360,000	111,263	19,243	110,479	240,985	94.9%	22,364,575	111	176,000	63.2%
Fort Worth, TX	2016	261,836	71,147	17,232	125,794	214,173	96.3%	5,854,763	50	80,000	88.9%
Hillsboro, OR	2017	158,000	16,563	1,000	14,228	31,791	100.0%	1,511,964	30	85,000	19.5%
Santa Clara, CA (13)	2007	135,322	59,905	1,238	45,094	106,237	90.2%	23,547,632	11	80,940	74.0%
Sacramento, CA	2012	92,644	54,595	2,794	23,916	81,305	45.2%	11,102,123	8	54,595	100.0%
Dulles, VA (14)	2017	87,159	30,545	5,997	32,892	69,434	93.4%	18,052,231	13	48,270	63.3%
Leased facilities (15)	2006 & 2015	190,875	62,274	18,650	41,901	122,825	83.8%	23,863,584	14	82,886	75.1%
Other (16)	Misc.	459,549	61,012	49,337	77,441	187,790	78.7%	14,621,632	97	180,380	33.8%
		7,069,164	1,856,970	255,720	1,684,459	3,797,149	93.6%	$438,031,553	920	3,153,254	58.9%

New Property Development
Ashburn, VA (DC - 2) (17)	2017	310,000	—	—	—	—	—%	$—	—	165,000	—%

Unconsolidated Properties - at the Entity's 100% Share (18)
Manassas, VA	2018	118,031	33,600	12,663	39,044	85,307	0.0%	$9,856,599	135	66,324	50.7%

Total Properties		7,497,195	1,890,570	268,383	1,723,503	3,882,456	93.8%	$447,888,152	1,055	3,384,578	55.9%
_______________________
(1)Represents the total square feet of a building that is currently leased or available for lease plus developed supporting infrastructure, based on engineering drawings and estimates, but does not include space held for redevelopment or space used for our own office space.
(2)Represents the year a property was acquired or, in the case of a property under lease, the year our initial lease commenced for the property.
(3)With respect to our owned properties, gross square feet represents the entire building area. With respect to leased properties, gross square feet represents that portion of the gross square feet subject to our lease. Gross square feet includes 424,773 square feet of our office and support space, which is not included in operating NRSF.
(4)Represents management’s estimate of the portion of NRSF of the facility with available power and cooling capacity that is currently leased or readily available to be leased to customers as data center space based on engineering drawings.
(5)Represents the operating NRSF of the facility other than data center space (typically office and storage space) that is currently leased or available to be leased.
(6)Represents required data center support space, including mechanical, telecommunications and utility rooms, as well as building common areas.
(7)Calculated as data center raised floor that is subject to a signed lease for which billing has commenced divided by leasable raised floor based on the current configuration of the properties, expressed as a percentage.
(8)We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under executed contracts as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed contracts (as defined below) as of a particular date, unless otherwise specifically noted, nor does it reflect the accounting associated with any free rent, rent abatements or future scheduled rent increases.
(9)Represents installed utility power and transformation capacity that is available for use by the facility as of September 30, 2020.
(10)This property was formerly known as “Atlanta, GA (Metro)” but has been renamed “Atlanta, GA (DC-1)” to distinguish between the existing data center and the recently developed data center shown as “Atlanta, GA (DC-2)”.
(11)Represents the newly developed data center building at our Atlanta, GA campus.
(12)This property was formerly known as “Ashburn, VA” but has been renamed “Ashburn, VA (DC-1)” to distinguish between the existing data center and the new property development shown as “Ashburn, VA (DC-2)” within the new property development section.
(13)Subject to long-term ground lease.
(14)The Dulles campus has two data center buildings and we are currently relocating customers from the smaller and older facility to the new facility in an effort to optimize its operating cost structure.
(15)Includes 7 facilities. All facilities are leased, including one subject to a finance lease.
(16)Consists of Miami, FL; Lenexa, KS; Overland Park, KS; Eemshaven, Netherlands and Groningen, Netherlands facilities.
(17)Represents the development of a new data center building at our Ashburn, VA campus.
(18)Represents our unconsolidated entity at 100% share. Our equity ownership of the unconsolidated entity is 50%.

Factors That May Influence Future Results of Operations and Cash Flows
Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of September 30, 2020, we had in place customer leases generating revenue for approximately 94% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental and managed services rates at our properties. The impact of the COVID-19 pandemic, including, but not limited to, the risk of business and/or operational disruptions, disruption of our customers’ businesses that could affect their ability to make rental payments to us, supply chain disruptions and delays in the construction or development of our data centers, future economic downturns, regional downturns or downturns in the technology industry, new technological developments, evolving industry demands and other similar factors could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. For example, since the beginning of the economic disruptions from COVID-19, we have experienced a modest increase in customer requests for payment relief . Consistent with the information we reported in previous periods, during the third quarter of 2020 and through the date of this report, customer requests for extended payment terms continued to moderate while a number of customers who had previously asked for extended payment terms have since resumed payments. In response to these customer requests, although we have not reduced future payments, we have in certain circumstances provided additional flexibility in the form of extended payment terms. Although as of the date of this report these requests have not had an adverse effect on our business, these or other negative trends in one or more of these or other factors described above could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.
Leasing Arrangements. As of September 30, 2020, approximately 47% of our MRR was attributable to the metered power model. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of September 30, 2020, the remaining approximately 53% of our MRR was attributable to the gross lease or managed service model. Under this model, the customer pays us a fixed amount on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers incur more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease or managed service model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. Our gross leases and managed services contracts generally have a term of three years or less.
Scheduled Lease Expirations. Our ability to minimize rental churn (which we define as MRR lost in the period from a customer intending to fully exit our platform in the near-term compared to the total MRR at the beginning of the period) and customer downgrades at renewal, combined with our ability to renew, lease and re-lease expiring space, will impact our results of operations and cash flows. Leases which have commenced billing representing approximately 8% and 22% of our total leased raised floor are scheduled to expire during the years ending December 31, 2020 (including all month-to-month leases) and 2021, respectively. These leases also represented approximately 12% and 27%, respectively, of our annualized rent as of September 30, 2020. Given that our average rent for larger contracts tend to be at or below market rent at expiration, as a general matter, based on current market conditions, we expect that expiring rents will be at or below the then-current market rents.
Acquisitions, Development, and Financing. Our revenue growth also will depend on our ability to acquire and redevelop and/or construct and subsequently lease data center space at favorable rates. We generally fund the cost of data center acquisition, construction and/or redevelopment from our net cash provided by operations, revolving credit facility, other unsecured and secured borrowings, joint ventures and/or the issuance of additional equity. We believe that we have sufficient access to capital from our current cash and cash equivalents, borrowings under our credit facility and forward equity transactions. Since the beginning of the economic disruptions from COVID-19, we have experienced modest delays in construction activity in a few of our markets, primarily as a result of availability of contractors and slower permitting as more fully described under the caption “The COVID-19 Pandemic.” Consistent with the information we reported in previous periods, during the third quarter of 2020 and through the date of this report, we are pleased to report that our commitments to customers remain on track and we do not currently anticipate any meaningful delays in our development activity associated with our booked-not-billed backlog assuming current trends continue.

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
Operating Expenses. Our operating expenses generally consist of direct personnel costs, utilities, property and ad valorem taxes, insurance and site maintenance costs and rental expenses on our ground and building leases. In particular, our buildings require significant power to support the data center operations conducted in them. Although a significant portion of our long-term leases – leases with a term greater than three years – contain reimbursements for certain operating expenses, we will not in all instances be reimbursed for all of the property operating expenses we incur. During the nine months ended September 30, 2020 we experienced an increase in certain operating costs, partially driven by an increase in bad debt expense which was due to the risk of non-payment for customers experiencing business disruptions due to COVID-19. Increases or decreases in our operating expenses will impact our results of operations and cash flows and we expect to incur additional operating expenses as we continue to expand. Although, as of the date of this report, the expenses described above related to the COVID-19 pandemic have not had an adverse effect on our business, these or other negative trends in one or more of these or other factors described above could adversely affect our operating expenses in future periods, which would impact our results of operations and cash flows.
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

	Period	Number of Leases	Annualized rent (1) per leased sq ft	Incremental Annualized Rent (1), Net of Downgrades
New/modified leases signed	Three Months Ended September 30, 2020	540	$390	$26,002,722
	Nine Months Ended September 30, 2020	1,525	$428	$68,880,074

	Period	Number of Renewed Leases	Annualized rent (1) per leased sq ft	Annualized Rent (1)	Rent Change
Renewed Leases (2)	Three Months Ended September 30, 2020	91	$609	$14,530,020	1.8%
	Nine Months Ended September 30, 2020	281	$603	$45,364,998	2.9%
_______________________
(1)We define annualized rent as MRR as of September 30, 2020, multiplied by 12.
(2)We define renewals as leases where the customer retains the same amount of space before and after renewals, which facilitates rate comparability.
The following table outlines the booked-not-billed balance as of September 30, 2020 and how that is expected to affect revenue in 2020 and subsequent years:

Booked-not-billed ("BNB") (1)	2020	2021	Thereafter	Total
MRR	$1,955,937	$6,017,948	$2,908,504	$10,882,389
Incremental revenue (2)	4,464,483	39,872,683	34,902,048
Annualized revenue (3) (4)	$23,471,244	$72,215,376	$34,902,048	$130,588,668
_______________________
(1)Includes our consolidated booked-not-billed balance in addition to booked-not-billed revenue associated with the unconsolidated entity at QTS’ pro rata share of the booked-not-billed revenue. Of the $130.6 million annualized booked-not-billed revenue, approximately $1.1 million related to QTS’ pro rata share of booked-not-billed revenue associated with the unconsolidated entity.
(2)Incremental revenue represents the expected amount of recognized MRR for the business in the period based on when the booked-not-billed leases commence throughout the period.
(3)Annualized revenue represents the booked-not-billed MRR multiplied by 12, demonstrating how much recognized MRR might have been recognized if the booked-not-billed leases commencing in the period were in place for an entire year.
(4)As of September 30, 2020, adjusting booked-not-billed revenue for the effects of revenue which had begun recognition via straight line rent, our annualized booked-not-billed balance was $76.6 million, of which $15.4 million was attributable to 2020, $45.8 million was attributable to 2021, and $15.5 million was attributable to years thereafter.
We estimate the remaining cost to provide the space, power, connectivity and other services to the customer contracts which had not billed as of September 30, 2020 to be approximately $197.3 million. This estimate generally includes customers with newly contracted space of more than 3,300 square feet of raised floor space. The space, power, connectivity and other services provided to customers that contract for smaller amounts of space is generally provided by existing space which was previously developed.

Results of Operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Changes in revenues and expenses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 are summarized below (unaudited and in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues:
Rental	$133,782	$121,475	$12,307	10%
Other	3,756	3,780	(24)	(1)%
Total revenues	137,538	125,255	12,283	10%
Operating expenses:
Property operating costs	43,979	44,730	(751)	(2)%
Real estate taxes and insurance	4,005	3,713	292	8%
Depreciation and amortization	51,378	42,875	8,503	20%
General and administrative	22,082	19,504	2,578	13%
Transaction and integration costs	1,078	827	251	30%
Total operating expenses	122,522	111,649	10,873	10%
Operating income	15,016	13,606	1,410	10%
Other income and expense:
Interest income	—	22	(22)	(100)%
Interest expense	(7,516)	(6,724)	792	12%
Other income	—	370	(370)	(100)%
Equity in net loss of unconsolidated entity	(366)	(317)	49	15%
Income before taxes	7,134	6,957	177	3%
Tax expense	(227)	(369)	(142)	(39)%
Net income	$6,907	$6,588	$319	5%

Revenues. Total revenues for the three months ended September 30, 2020 were $137.5 million compared to $125.3 million for the three months ended September 30, 2019. The increase of $12.3 million, or 10%, was largely attributable to growth in our hyperscale and hybrid colocation offerings, primarily through increases in revenues at our Ashburn (DC - 1) and Fort Worth facilities, as well as the opening of our Atlanta (DC-2) facility.
Property Operating Costs. Property operating costs for the three months ended September 30, 2020 were $44.0 million compared to property operating costs of $44.7 million for the three months ended September 30, 2019, a decrease of $0.8 million, or 2%. The breakdown of our property operating costs is summarized in the table below (unaudited and in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Property operating costs:
Direct payroll	$7,025	$6,241	$784	13%
Rent	2,680	3,145	(465)	(15)%
Repairs and maintenance	3,453	3,093	360	12%
Utilities	19,759	21,999	(2,240)	(10)%
Management fee allocation	5,064	4,820	244	5%
Other	5,998	5,432	566	10%
Total property operating costs	$43,979	$44,730	$(751)	(2)%

The decrease in total property operating costs was primarily attributable to a reduction in utility costs primarily driven by lower utility expense in the Atlanta market. Additionally, rent expense decreased primarily related to the exit of portions of leased facilities as customers churned, downgraded or migrated to our owned facilities. These decreases were partially offset by other increases resulting from ongoing growth of our data centers, which drove increases in direct payroll, repairs and maintenance and other expenses.
Real Estate Taxes and Insurance. Real estate taxes and insurance for the three months ended September 30, 2020 were $4.0 million compared to $3.7 million for the three months ended September 30, 2019. The increase of $0.3 million, or 8%, was primarily attributable to an increase in real estate taxes at our Atlanta (DC - 1 and DC - 2) and Ashburn facilities, partially offset by a reduction in real estate taxes at our Irving facility.
Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2020 was $51.4 million compared to $42.9 million for the three months ended September 30, 2019. The increase of $8.5 million, or 20%, was due primarily to additional depreciation expense relating to an increase in assets placed in service at our Ashburn (DC-1), Atlanta (DC-1 & DC-2), Chicago and Fort Worth facilities.
General and Administrative Expenses. General and administrative expenses were $22.1 million for the three months ended September 30, 2020 compared to general and administrative expenses of $19.5 million for the three months ended September 30, 2019, an increase of $2.6 million, or 13%. The increase was primarily attributable to an increase in total compensation expense, the majority of which related to increased equity-based compensation expense associated with the growth of the Company and anticipated achievement of certain performance metrics, partially offset by a reduction in employee travel-related expenses primarily associated with reduced travel as a result of the COVID-19 pandemic.
Transaction and Integration Costs. Transaction and integration costs were $1.1 million for the three months ended September 30, 2020, compared to $0.8 million for the three months ended September 30, 2019. The increase of $0.3 million, or 30%, was primarily attributable to an increase in costs associated with the acceleration of equity-based compensation for an executive retirement during the three months ended September 30, 2020.
Interest Expense. Interest expense for the three months ended September 30, 2020 was $7.5 million compared to $6.7 million for the three months ended September 30, 2019. The increase in interest expense was primarily attributable to an increase in our average total debt balance from the prior period as well as a lower level of capitalized interest during the current period, partially offset by reduction in interest rates.
Other Income. Other income represents the impact of foreign currency exchange rate fluctuations on our net investments in foreign subsidiaries whose functional currencies are other than the U.S. Dollar. We recognized no foreign currency gain (loss) related to our investment in the Netherlands facilities during the three months ended September 30, 2020. Prior to February 2020, gains or losses from foreign currency transactions were included in determining net income (loss). In February 2020, we entered into a net investment hedge which resulted in gains or losses subsequently being recognized in Other Comprehensive Income (Loss).
Equity in net income (loss) of unconsolidated entity. This represents equity in earnings (loss) of our unconsolidated entity formed during the first quarter of 2019 that owns our Manassas data center.
Tax Expense. Tax expense for the three months ended September 30, 2020 was $0.2 million which remained consistent when compared to $0.4 million of tax expense for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Changes in revenues and expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 are summarized below (unaudited and in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues:
Rental	$379,860	$345,841	$34,019	10%
Other	15,611	11,270	4,341	39%
Total revenues	395,471	357,111	38,360	11%
Operating expenses:
Property operating costs	125,109	117,403	7,706	7%
Real estate taxes and insurance	12,023	10,435	1,588	15%
Depreciation and amortization	144,002	123,144	20,858	17%
General and administrative	64,156	59,519	4,637	8%
Transaction and integration costs	1,675	3,080	(1,405)	(46)%
Total operating expenses	346,965	313,581	33,384	11%
Gain on sale of real estate, net	—	13,408	(13,408)	(100)%
Operating income	48,506	56,938	(8,432)	(15)%
Other income and expense:
Interest income	2	103	(101)	(98)%
Interest expense	(21,602)	(20,329)	1,273	6%
Other income	159	330	(171)	(52)%
Equity in net loss of unconsolidated entity	(1,633)	(992)	641	65%
Income before taxes	25,432	36,050	(10,618)	(29)%
Tax expense	(196)	(779)	(583)	(75)%
Net income	$25,236	$35,271	$(10,035)	(28)%
Revenues. Total revenues for the nine months ended September 30, 2020 were $395.5 million compared to $357.1 million for the nine months ended September 30, 2019. The increase of $38.4 million, or 11%, was largely attributable to growth in our hyperscale and hybrid colocation offerings, primarily through increases in revenues at our Ashburn (DC-1), Fort Worth, Atlanta (DC-1) and Chicago data centers, partially offset by revenue reductions in Richmond and various leased facilities which were associated with the exit from those leased facilities.
Property Operating Costs. Property operating costs for the nine months ended September 30, 2020 were $125.1 million compared to property operating costs of $117.4 million for the nine months ended September 30, 2019, an increase of $7.7 million, or 7%. The breakdown of our property operating costs is summarized in the table below (unaudited and in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Property operating costs:
Direct payroll	$20,492	$18,010	$2,482	14%
Rent	8,146	9,478	(1,332)	(14)%
Repairs and maintenance	10,152	9,378	774	8%
Utilities	51,054	51,618	(564)	(1)%
Management fee allocation	14,569	13,866	703	5%
Other	20,696	15,053	5,643	37%
Total property operating costs	$125,109	$117,403	$7,706	7%
The increase in total property operating costs was primarily due to an increase in bad debt expense which was partially attributable to the risk of a loss across our portfolio of lease receivables primarily related to customers experiencing business disruptions due to COVID-19 (which is included in the “Other” line item of the property operating costs table above), increased direct payroll costs and repairs and maintenance expense resulting from ongoing company growth as well as an increase in miscellaneous expenses primarily attributable to an adjustment to prior years' personal property taxes at our Atlanta-Suwanee facility. Offsetting these increases was a reduction in rent expense primarily related to the exit of portions of leased facilities as customers churned, downgraded or migrated to our owned facilities as well as a reduction in utility costs primarily driven by lower utility rates in the Atlanta market.
Real Estate Taxes and Insurance. Real estate taxes and insurance for the nine months ended September 30, 2020 were $12.0 million compared to $10.4 million for the nine months ended September 30, 2019. The increase of $1.6 million, or 15%, was primarily attributable to an increase in real estate taxes at our Ashburn (DC - 1), Atlanta (DC - 1 and DC - 2) and Fort Worth facilities.
Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2020 was $144.0 million compared to $123.1 million for the nine months ended September 30, 2019. The increase of $20.9 million, or 17%, was due primarily to additional depreciation expense relating to an increase in assets placed in service at our Ashburn (DC - 1), Chicago, Fort Worth, Irving and Atlanta (DC - 1) facilities, partially offset by a decrease in depreciation expense at our Richmond facility.
General and Administrative Expenses. General and administrative expenses were $64.2 million for the nine months ended September 30, 2020 compared to general and administrative expenses of $59.5 million for the nine months ended September 30, 2019, an increase of $4.6 million, or 8%. The increase was primarily attributable to an increase in total compensation expense, the majority of which related to increased equity-based compensation expense associated with the growth of the Company and anticipated achievement of certain performance metrics, partially offset by a reduction in employee travel-related expenses primarily associated with reduced travel as a result of the COVID-19 pandemic.
Transaction and Integration Costs. Transaction and integration costs were $1.7 million for the nine months ended September 30, 2020, compared to $3.1 million for the nine months ended September 30, 2019. The decrease of $1.4 million, or 46%, was attributable to a decrease in costs associated with the assessment of actual and potential acquisitions during the nine months ended September 30, 2020.
Gain on sale of real estate, net. The gain on sale of real estate net incurred during the nine months ended September 30, 2019 primarily relates to a $13.4 million net gain realized upon sale of the Manassas facility to the unconsolidated entity which represents the fair value of cash and noncash consideration received in the sale transaction, net of costs directly related to the sale in excess of the carrying amounts of the assets.
Interest Expense. Interest expense for the nine months ended September 30, 2020 was $21.6 million compared to $20.3 million for the nine months ended September 30, 2019. The increase in interest expense was primarily attributable to an increase in our average total debt balance from the prior period as well as a lower level of capitalized interest during the current period, partially offset by reduction in interest rates.
Other Income. Other income represents the impact of foreign currency exchange rate fluctuations on the value of investments in foreign subsidiaries whose functional currencies are other than the U.S. Dollar. We recognized $0.2 million of foreign currency gain related to our investment in the Netherlands facilities during the nine months ended September 30, 2020. Prior to February 2020, gains or losses from foreign currency transactions were included in determining net income (loss). In February 2020, we entered into a net investment hedge which resulted in gains or losses subsequently being recognized in Other Comprehensive Income (Loss).
Equity in net income (loss) of unconsolidated entity. This represents equity in earnings (loss) of our unconsolidated entity formed during the first quarter of 2019 that owns our Manassas data center. The increase in net loss for the nine months ended September 30, 2020 compared to September 30, 2019 was primarily attributable to the unconsolidated entity being in place for three full quarters in the current period compared to only two quarters of the prior period.
Tax Expense. Tax expense for the nine months ended September 30, 2020 was $0.2 million compared to $0.8 million of tax expense for the nine months ended September 30, 2019. The decrease in tax expense is primarily the result of the distribution of an intangible asset that represented a deferred tax liability on the 2019 financial statements of one of the taxable REIT subsidiaries.

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
A reconciliation of net income to FFO, Operating FFO and Adjusted Operating FFO is presented below (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
FFO
Net income	$6,907	$6,588	$25,236	$35,271
Equity in net loss of unconsolidated entity	366	317	1,633	992
Real estate depreciation and amortization	47,880	39,969	133,776	114,440
Gain on sale of real estate, net	—	—	—	(13,408)
Pro rata share of FFO from unconsolidated entity	512	369	1,189	754
FFO (1)	55,665	47,243	161,834	138,049
Preferred stock dividends	(7,045)	(7,045)	(21,135)	(21,135)
FFO available to common stockholders & OP unit holders	48,620	40,198	140,699	116,914

Transaction and integration costs	1,078	827	1,675	3,080
Operating FFO available to common stockholders & OP unit holders (1)	49,698	41,025	142,374	119,994

Maintenance capital expenditures	(2,268)	(381)	(8,150)	(3,323)
Leasing commissions paid	(9,670)	(7,302)	(25,473)	(20,345)
Amortization of deferred financing costs	990	978	2,968	2,935
Non real estate depreciation and amortization	3,498	2,906	10,226	8,704
Straight line rent revenue and expense and other	(7,196)	(2,278)	(16,653)	(4,679)
Tax expense from operating results	227	369	196	779
Equity-based compensation expense	7,315	4,456	18,271	12,052
Adjustments for unconsolidated entity	(211)	63	(232)	43
Adjusted Operating FFO available to common stockholders & OP unit holders (1)	$42,383	$39,836	$123,527	$116,160
_______________________
(1)Our calculations of Operating FFO and Adjusted Operating FFO may not be comparable to Operating FFO and Adjusted Operating FFO as calculated by other REITs that do not use the same definition.
Monthly Recurring Revenue (MRR) and Recognized MRR
We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and cloud and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR is also calculated to include our pro rata share of monthly contractual revenue under signed leases as of a particular date associated with unconsolidated entities, which includes revenue from the unconsolidated entity’s rental and managed services activities, but excludes the unconsolidated entity’s customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR reflects the annualized cash rental payments. It does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted.
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
A reconciliation of total GAAP revenues to recognized MRR in the period and MRR at period end is presented below (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Recognized MRR in the period
Total period revenues (GAAP basis)	$137,538	$125,255	$395,471	$357,111
Less: Total period variable lease revenue from recoveries	(14,887)	(17,563)	(39,689)	(41,028)
Total period deferred setup fees	(5,300)	(4,041)	(13,745)	(11,095)
Total period straight line rent and other	(9,184)	(4,768)	(26,543)	(14,195)
Recognized MRR in the period	$108,167	$98,883	$315,494	$290,793

MRR at period end
Total period revenues (GAAP basis)	$137,538	$125,255	$395,471	$357,111
Less: Total revenues excluding last month	(91,485)	(81,114)	(349,418)	(312,970)
Total revenues for last month of period	46,053	44,141	46,053	44,141
Less: Last month variable lease revenue from recoveries	(4,643)	(6,369)	(4,643)	(6,369)
Last month deferred setup fees	(1,864)	(1,684)	(1,864)	(1,684)
Last month straight line rent and other	(3,044)	(3,452)	(3,044)	(3,452)
Add: Pro rata share of MRR at period end of unconsolidated entity	411	343	411	343
MRR at period end (1)	$36,913	$32,979	$36,913	$32,979
_______________________
(1)Does not include our booked-not-billed MRR balance, which was $10.9 million and $9.3 million as of September 30, 2020 and 2019, respectively.
Net Operating Income (NOI)
We calculate net operating income (“NOI”), as net income (loss) (computed in accordance with GAAP), excluding: interest expense, interest income, tax expense, depreciation and amortization, write off of unamortized deferred financing costs, other income, debt restructuring costs, transaction, integration and impairment costs, gain (loss) on sale of real estate, restructuring costs, general and administrative expenses and similar adjustments for unconsolidated entities. We allocate a management fee charge of 4% of cash revenues for all facilities as a property operating cost and a corresponding reduction to general and administrative expense to cover the day-to-day administrative costs to operate our data centers. The management fee charge is reflected as a reduction to net operating income.
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

A reconciliation of net income to NOI is presented below (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Operating Income (NOI)
Net income	$6,907	$6,588	$25,236	$35,271
Equity in net loss of unconsolidated entity	366	317	1,633	992
Interest income	—	(22)	(2)	(103)
Interest expense	7,516	6,724	21,602	20,329
Depreciation and amortization	51,378	42,875	144,002	123,144
Other income	—	(370)	(159)	(330)
Tax expense	227	369	196	779
Transaction and integration costs	1,078	827	1,675	3,080
General and administrative expenses	22,082	19,504	64,156	59,519
Gain on sale of real estate, net	—	—	—	(13,408)
NOI from consolidated operations (1)	$89,554	$76,812	$258,339	$229,273
Pro rata share of NOI from unconsolidated entity	1,180	872	2,950	1,948
Total NOI (1)	$90,734	$77,684	$261,289	$231,221
_______________________
(1)Includes facility level general and administrative allocation charges of 4% of cash revenue for all facilities. These allocated charges aggregated to $5.1 million and $4.8 million for the three month periods ended September 30, 2020 and 2019, respectively, and $14.6 million and $13.9 million for the nine months ended September 30, 2020 and 2019, respectively.
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

A reconciliation of net income to EBITDAre and Adjusted EBITDA is presented below (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
EBITDAre and Adjusted EBITDA
Net income	$6,907	$6,588	$25,236	$35,271
Equity in net loss of unconsolidated entity	366	317	1,633	992
Interest income	—	(22)	(2)	(103)
Interest expense	7,516	6,724	21,602	20,329
Tax expense	227	369	196	779
Depreciation and amortization	51,378	42,875	144,002	123,144
Gain on disposition of depreciated property	—	—	—	(13,408)
Pro rata share of EBITDAre from unconsolidated entity	1,178	867	2,921	1,945
EBITDAre	67,572	57,718	195,588	168,949

Equity-based compensation expense	7,315	4,456	18,271	12,052
Transaction, integration and implementation costs	1,099	827	1,696	3,080
Adjusted EBITDA	$75,986	$63,001	$215,555	$184,081
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
In addition to the $587.2 million of capital expenditures incurred in the nine months ended September 30, 2020, we expect that we will incur approximately $100 million to $200 million in additional capital expenditures through December 31, 2020 in connection with the development of our data center facilities, which excludes acquisitions and includes our 50% proportionate share of capital expenditures at the Manassas facility that was contributed to an unconsolidated entity. We expect to spend approximately $75 million to $150 million of capital expenditures with vendors on development, and the remainder on other capital expenditures and capitalized internal project costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of expenditures may vary.
We expect to meet these costs and our other short-term liquidity needs through operating cash flow, cash and cash equivalents, borrowings under our credit facilities, proceeds from the forward equity transactions discussed below, additional equity issuances through our ATM program or other capital markets activity including debt issuances. We may also sell an interest in certain projects into unconsolidated entities as another source of capital.
Our cash paid for capital expenditures for the nine months ended September 30, 2020 and 2019 are summarized in the table below (unaudited and in thousands):

	Nine Months Ended September 30,
	2020	2019
Development	$489,139	$191,604
Acquisitions	12,628	69,355
Maintenance capital expenditures	8,150	3,323
Other capital expenditures (1)	77,250	75,952
Total capital expenditures	$587,167	$340,234
_______________________

(1)Represents capital expenditures for capitalized interest, commissions, personal property, overhead costs and corporate fixed assets. Corporate fixed assets primarily relate to construction of corporate offices, leasehold improvements and product related assets.
Long-Term Liquidity
Our long-term liquidity needs primarily consist of funds for property acquisitions, scheduled debt maturities, payment of principal at maturity, or upon redemption, of our Senior Notes and our 2028 Senior Notes, funding payments for finance leases, dividend payments on our Series A Preferred Stock and Series B Preferred Stock and recurring and non-recurring capital expenditures. We may also pursue new developments and additional redevelopment of our data centers and future redevelopment of other space in our portfolio. We may also pursue development on land which we currently own that is available at our data center properties in Atlanta (DC–2), Atlanta-Suwanee, Richmond, Irving, Fort Worth, Princeton, Chicago, Ashburn (DC-1), Phoenix, Hillsboro and Manassas. The development and/or redevelopment of this space, including timing, is at our discretion and will depend on a number of factors, including availability of capital and our estimate of the demand for data center space in the applicable market. We expect to meet our long-term liquidity needs with net cash provided by operations, incurrence of additional long-term indebtedness, borrowings under our credit facility, distributions from our unconsolidated entity and issuance of additional equity (including forward equity transactions) or debt securities, subject to prevailing market conditions, as discussed below. We may also sell an interest in certain projects into unconsolidated entities as another source of capital.
Equity
In June 2019, we established an “at-the-market” equity offering program (the “Prior ATM Program”) pursuant to which we could issue, from time to time, up to $400 million of our Class A common stock, $0.01 par value per share (the “Class A common stock”), which could include shares to be sold on a forward basis. The use of forward sales under the Prior ATM Program generally allowed the Company to lock in a price on the sale of shares when sold by the forward sellers, but defer receiving the net proceeds from such sales until the shares are issued at settlement on a later date.
In May 2020, we replaced the Prior ATM Program by establishing a new “at-the-market” equity offering program (the “ATM Program”) pursuant to which we may issue, from time to time, up to $500 million of our Class A common stock, which may include shares to be sold on a forward basis. As under the Prior ATM Program, the use of forward sales under the ATM Program generally allows the Company to lock in a price on the sale of shares of our Class A common stock when sold by the forward sellers, but defer receiving the net proceeds from such sales until the shares of our Class A common stock are issued at settlement on a later date.
During the three months ended September 30, 2020, we received $151.8 million of net proceeds from the settlement of forward shares as noted in the table below. In addition, during the three months ended September 30, 2020, we utilized the forward provisions under the ATM Program to allow for the sale of additional shares of our common stock as noted in the table below. We expect to physically settle (by delivering shares of common stock) the remaining forward sales under the Prior ATM Program and ATM Program prior to the first anniversary date of each respective transaction.
In June 2020, we conducted an underwritten offering of 4,400,000 shares of common stock on a forward basis at a price of $64.90 per share representing available proceeds upon physical settlement of approximately $269.4 million as of September 30, 2020. We expect to physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds, subject to certain adjustments, from the sale of those shares of common stock by June 30, 2021, although we have the right to elect settlement prior to that time.
The following table represents a summary of our equity issuances during the three months ended September 30, 2020, as well as through November 2, 2020 (unaudited and in thousands):

Offering Program	Forward Shares Sold/(Settled)		Net Proceeds Available/(Received) (1)
Shares and net proceeds available as of June 30, 2020	10,299		$584,924	(2)
May 2020 ATM Program - Sales	114		7,348
June 2019 Prior ATM Program - Settlements	(2,948)	(3)	(151,844)
Shares and net proceeds available as of September 30, 2020	7,465		440,428
May 2020 ATM Program - Sales	246		15,875
Shares and net proceeds available as of November 2, 2020	7,711		$456,303
___________________________________________________________
(1)Net Proceeds Available remain subject to certain adjustments until settled.
(2)Proceeds available reported in the Form 10-Q for the period ended June 30, 2020 were $591 million. The $6 million decrease is due primarily to QTS’ declared dividends, which reduces cash expected to be received upon full physical settlement of the forward shares.
(3)Represents the number of forward shares we elected to physically settle during the period.

As shown in the table above, we currently have access to approximately $456.3 million of net proceeds through forward stock sales (subject to further adjustment as described below). We view forward equity sales as an important capital raising tool that we expect to continue to strategically and selectively use, subject to market conditions and overall availability under the ATM Program.
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
Cash
As of September 30, 2020, our cash and cash equivalents balance was $22.0 million.
Dividends and Distributions
The following tables present quarterly cash dividends and distributions paid to our common and preferred stockholders and the Operating Partnership’s unit holders for the nine months ended September 30, 2020 and 2019:

Nine Months Ended September 30, 2020
Record Date	Payment Date	Per Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
Common Stock/Units
June 19, 2020	July 7, 2020	$0.47	$31.5
March 20, 2020	April 7, 2020	$0.47	31.5
December 20, 2019	January 7, 2020	$0.44	28.6
			$91.6

Series A Preferred Stock/Units
June 30, 2020	July 15, 2020	$0.45	$1.9
March 31, 2020	April 15, 2020	$0.45	1.9
December 31, 2019	January 15, 2020	$0.45	1.9
			$5.7

Series B Preferred Stock/Units
June 30, 2020	July 15, 2020	$1.63	$5.1
March 31, 2020	April 15, 2020	$1.63	5.1
December 31, 2019	January 15, 2020	$1.63	5.1
			$15.3

Nine Months Ended September 30, 2019
Record Date	Payment Date	Per Share and Per Unit Rate	Aggregate Dividend/Distribution Amount (in millions)
Common Stock/Units
June 25, 2019	July 9, 2019	$0.44	$27.3
March 20, 2019	April 4, 2019	$0.44	27.3
December 21, 2018	January 8, 2019	$0.41	23.7
			$78.3

Series A Preferred Stock/Units
June 30, 2019	July 15, 2019	$0.45	$1.9
March 31, 2019	April 15, 2019	$0.45	1.9
December 31, 2018	January 15, 2019	$0.45	1.9
			$5.7

Series B Preferred Stock/Units
June 30, 2019	July 15, 2019	$1.63	$5.1
March 31, 2019	April 15, 2019	$1.63	5.1
December 31, 2018	January 15, 2019	$1.63	5.1
			$15.3
Additionally, subsequent to September 30, 2020, we paid the following dividends:
•On October 6, 2020, the Company paid its regular quarterly cash dividend of $0.47 per common share and per unit in the Operating Partnership to stockholders and unit holders of record as of the close of business on September 18, 2020.
•On October 15, 2020, the Company paid a quarterly cash dividend of approximately $0.45 per share on its Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on September 30, 2020 and the Operating Partnership paid a quarterly cash distribution of approximately $0.45 per unit on outstanding Series A Preferred Units held by the Company.
•On October 15, 2020, the Company paid a quarterly cash dividend of approximately $1.63 per share on its Series B Preferred Stock to holders of Series B Preferred Stock of record as of the close of business on September 30, 2020 and the Operating Partnership paid a quarterly cash distribution of approximately $1.63 per unit on outstanding Series B Preferred Units held by the Company.
Indebtedness
As of September 30, 2020, we had approximately $1,667.9 million of indebtedness, including finance lease obligations.
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
Our ability to borrow under the new unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations on liens, mergers, consolidations, investments, distributions, asset sales and affiliate transactions, as well as the following financial covenants: (i) the Operating Partnership's and its subsidiaries' consolidated total unsecured debt plus any capitalized lease obligations with respect to the unencumbered asset pool properties may not exceed 60% of the unencumbered asset pool value (or 65% of the unencumbered asset pool value for up to four consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent, provided the four fiscal quarter period includes the quarter in which the material acquisition was consummated); (ii) the unencumbered asset pool debt yield cannot be less than 10.5%; (iii) QTS must maintain a minimum fixed charge coverage ratio (defined as the ratio of consolidated EBITDA, subject to certain adjustments, to consolidated fixed charges) for the prior two most recently-ended calendar quarters of 1.50 to 1.00; (iv) QTS must maintain a maximum debt to gross asset value (as defined in the amended and restated credit agreement) ratio of 60% (or 65% for the four consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent, provided the four fiscal quarter period includes the quarter in which the material acquisition was consummated); and (v) QTS must maintain tangible net worth (as defined in the amended and restated credit agreement) which cannot be less than the sum of $1,686.0 million plus 75% of the net proceeds from any equity offerings subsequent to June 30, 2019.
The availability under the new revolving credit facility is the lesser of (i) $1.0 billion, (ii) 60% of the unencumbered asset pool capitalized value (or 65% of the unencumbered asset pool capitalized value for the four consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent, provided the four fiscal quarter period includes the quarter in which the material acquisition was consummated) and (iii) the amount resulting in an unencumbered asset pool debt yield of 10.5%. In the case of clauses (ii) and (iii) of the preceding sentence, the amount available under the revolving credit facility is adjusted to take into account any other unsecured debt and certain capitalized leases. A material acquisition is an acquisition of properties or assets with a gross purchase price equal to or in excess of 15% of the Operating Partnership’s gross asset value (as defined in the amended and restated credit agreement) as of the end of the most recently ended quarter for which financial statements are publicly available. The availability of funds under our new unsecured credit facility depends on compliance with our covenants. The current availability under the unsecured credit facility was $823.5 million as of September 30, 2020.
As of September 30, 2020, we had outstanding $1,223.0 million of indebtedness under the unsecured credit facility, consisting of $523.0 million of outstanding borrowings under the unsecured revolving credit facility and $700.0 million outstanding under the term loans, exclusive of net debt issuance costs of $5.6 million. In connection with the unsecured credit facility, as of September 30, 2020, we had additional letters of credit outstanding aggregating to $3.5 million.
As of September 30, 2020, we had interest rate swap agreements in place with an aggregate notional amount of $700 million. The forward swap agreements effectively fix the interest rate on $700 million of term loan borrowings, $225 million of swaps allocated to Term Loan A, $225 million allocated to Term Loan B and $250 million allocated to Term Loan C, through the current maturity dates of the respective term loans.
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
The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than certain foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS, the Issuers or any other subsidiary guarantor. QTS Realty Trust, Inc. does not guarantee the Senior Notes and will not be required to guarantee the Senior Notes except under certain circumstances. The offering was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended, and the Senior Notes were issued pursuant to an indenture, dated as of November 8, 2017, among QTS, the Issuers, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”). As of September 30, 2020, the outstanding net debt issuance costs associated with the Senior Notes were $3.9 million.
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
We gave notice that we will redeem the 4.750% Senior Notes on November 16, 2020 and will use the corresponding availability under our unsecured revolving credit facility, along with additional borrowings from Term Loan D (discussed below), to satisfy and discharge the indenture. As a result of early repayment of the Senior Notes, we expect to incur early redemption fees equal to 3.563% of the aggregate principal amount, or approximately $14.3 million. Additionally, the deferred financing costs associated with the 4.750% Senior Notes, which were approximately $3.9 million as of September 30, 2020, will be written off at the time of repayment.
3.875% Senior Notes due 2028. In September 2020, we conducted a private offering of $500 million aggregate principal amount of senior notes due 2028 (the “2028 Senior Notes”). The 2028 Senior Notes have an interest rate of 3.875% per annum and were issued on October 7, 2020 at a price equal to 100% of their face value. The Notes will mature on October 1, 2028. The net proceeds from the offering were used to repay a portion of the amount outstanding under our unsecured revolving credit facility.
Term Loan D. In October 2020, we entered into a $250 million term loan (“Term Loan D”) that provides for commitments to make a single term loan borrowing of up to $250 million on or before November 16, 2020. We intend to draw the entire $250 million on or before November 16, 2020. Term Loan D will mature on January 15, 2026. Interest rates on Term Loan D can vary based on leverage levels consistent with our existing term loans. The current interest rate on Term Loan D is LIBOR plus 1.2% and includes a LIBOR floor of 25 basis points. When combined with our current $1.7 billion unsecured credit facility, the Term Loan D increases our aggregate unsecured credit facility capacity to $1.95 billion. Term Loan D also provides for a $250 million accordion feature to increase Term Loan D up to $500 million, subject to obtaining additional loan commitments.
Lenexa Mortgage. On March 8, 2017, we entered into a $1.9 million mortgage loan secured by our Lenexa facility. This mortgage has a fixed rate of 4.1%, with periodic principal payments due monthly and a balloon payment of $1.6 million in May 2022. As of September 30, 2020, the outstanding balance under the Lenexa mortgage was $1.7 million.
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
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2020 including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (unaudited and in thousands):

Obligations (1)	2020	2021	2022	2023	2024	Thereafter	Total
Operating Leases	$2,404	$9,818	$10,266	$10,393	$8,317	$48,908	$90,106
Finance Leases	660	2,712	2,958	3,229	3,516	30,147	43,222
Future Principal Payments of Indebtedness (2)	18	73	1,599	522,951	225,000	875,000	1,624,641
Total (4)	$3,082	$12,603	$14,823	$536,573	$236,833	$954,055	$1,757,969

As adjusted total obligations (3)	$3,082	$12,603	$14,823	$186,573	$236,833	$1,304,055	$1,757,969
_______________________
(1)Contractual obligations do not include our energy power purchase agreements as QTS has the ability to sell unused capacity back to the utility provider.
(2)Does not include the related debt issuance costs on the Senior Notes nor the related debt issuance costs on the term loans reflected at September 30, 2020. Also does not include letters of credit outstanding aggregating to $3.5 million as of September 30, 2020 under our unsecured credit facility.
(3)Balances include the effects of the our issuance of $500 million 2028 Senior Notes and $250 million Term Loan D which were both issued subsequent to September 30, 2020. As adjusted balances assume the proceeds generated from the aforementioned debt issuances were used to fund the redemption of the existing 2025 Senior Notes as well as pay down the Company’s unsecured revolving credit facility.
(4)Total obligations does not include contractual interest that we are required to pay on our long-term debt obligations, nor does it include the effects of our issuances of $500 million 2028 Senior Notes and $250 million Term Loan D which were both issued subsequent to September 30, 2020. Contractual interest payments on our credit facilities, mortgages, finance leases, and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt and inclusive of the effects of interest rate swaps, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of September 30, 2020 (unaudited and in thousands):

2020	2021	2022	2023	2024	Thereafter	Total
$13,068	$52,199	$54,155	$53,922	$38,186	$34,578	$246,108
Off-Balance Sheet Arrangements

On February 22, 2019, we entered into an agreement with Alinda Capital Partners (“Alinda”), an infrastructure investment firm, with respect to our Manassas data center, as described above under “Factors That May Influence Future Results of Operations and Cash Flows.” As of September 30, 2020, our pro rata share of mortgage debt of the unconsolidated entity, excluding deferred financing costs, was approximately $45.2 million, all of which is subject to forward interest rate swap agreements. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for information on the Company’s interest rate swaps.
The Company has various forward equity contracts, described above, that provide for the ability to raise capital and issue common stock at varying prices and future dates. As of September 30, 2020, the Company had access to approximately $440.4 million of net proceeds through forward stock sales (subject to further adjustment as described above under the heading “Equity Capital”). The Company views forward equity sales as an important capital raising tool that it expects to continue to strategically and selectively use, subject to market conditions and overall availability under the Prior ATM Program and the ATM Program. See the section above titled “Equity Capital” for additional information related to our forward stock sales.
Cash Flows
Cash flow for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 are summarized below (unaudited and in thousands):

	Three Months Ended September 30,
	2020	2019
Cash flow provided by (used for):
Operating activities	$220,120	$149,233
Investing activities	(587,167)	(287,512)
Financing activities	371,560	139,079
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Cash flow provided by operating activities was $220.1 million for the nine months ended September 30, 2020 compared to $149.2 million for the nine months ended September 30, 2019. There was an increase in cash operating income of $70.9 million from the prior period primarily related to our expansion of certain data centers and leasing activity as well as an increase in cash flow associated with net changes in working capital of $34.0 million primarily related to changes in accounts payable and accrued liabilities and advance rents and other liabilities.
Cash flow used for investing activities increased by $299.7 million to $587.2 million for the nine months ended September 30, 2020, compared to $287.5 million for the nine months ended September 30, 2019. The increase was due primarily to an increase in additions to property and equipment of $303.7 million as well as cash proceeds of $52.7 million received from the Company’s contribution of assets to an unconsolidated entity during the prior period, partially offset by a reduction in acquisitions of $56.7 million as compared to the prior period.
Cash flow provided by financing activities increased by $232.5 million to $371.6 million for the nine months ended September 30, 2020, compared to $139.1 million for the nine months ended September 30, 2019. The increase was primarily due to $230.5 million of higher net borrowings under the Company’s revolving credit facility during the current period and higher net equity issuance proceeds of $17.1 million, which were partially offset by higher payments of cash dividends to common stockholders of $12.7 million.
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
Inflation

A significant portion of our long-term leases-leases with a term greater than three years-contain rent increases and reimbursement for certain operating costs. As a result, we believe that we are largely insulated from the effects of inflation over periods greater than three years. Leases with terms of three years or less will be replaced or renegotiated within three years and should adjust to reflect changed conditions, also mitigating the effects of inflation. Moreover, to the extent that there are material increases in utility costs, we generally reserve the right to renegotiate the rate. However, any increases in the costs of redevelopment of our properties will generally result in a higher cost of the property, which will result in increased cash requirements to redevelop our properties and increased depreciation and amortization expense in future periods, and, in some circumstances, we may not be able to directly pass along the increase in these redevelopment costs to our customers in the form of higher rental rates.
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
The Operating Partnership also includes certain partners that are subject to a taxable income allocation, however, not entitled to receive recurring distributions. The partnership agreement does stipulate however, to the extent that taxable income is allocated to these partners that the partnership will make a distribution to these partners equal to the lesser of the actual per unit distributions made to Class A partners or an estimated amount to cover federal, state and local taxes on the allocated taxable income. No such distributions were made to these partners during the nine months ended September 30, 2020 and 2019.
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
As of September 30, 2020, we had interest rate swap agreements in place with an aggregate notional amount of $700 million. The forward swap agreements effectively fix the interest rate on $700 million of term loan borrowings, $225 million of swaps allocated to Term Loan A, $225 million allocated to Term Loan B and $250 million allocated to Term Loan C, through the current maturity dates of the respective term loans.
As of September 30, 2020, after consideration of interest rate swaps in effect, we had outstanding $523.0 million of consolidated indebtedness that bore interest at variable rates, which was comprised of the revolving portion of the unsecured credit facility.
We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. A 1% increase in interest rates would increase the interest costs on the $523.0 million of variable indebtedness outstanding as of September 30, 2020 by approximately $5.2 million annually. Conversely, a decrease in the LIBOR rate to 0.00% would decrease the interest costs on this $523.0 million of variable indebtedness outstanding by approximately $0.8 million annually based on the one month LIBOR rate of approximately 0.15% as of September 30, 2020.
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
ITEM 4. Controls and Procedures
QTS Realty Trust, Inc.
Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures for the period ended September 30, 2020, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QTS’ disclosure controls and procedures are effective to ensure that information required to be disclosed by QTS in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in QTS’ internal control over financial reporting during the period ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, QTS’ internal control over financial reporting.
QualityTech, LP
Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures for the period ended September 30, 2020, conducted by the Operating Partnership’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Operating Partnership’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in QTS’ internal control over financial reporting during the period ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, QTS’ internal control over financial reporting.

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
Our business may be adversely affected by the ongoing coronavirus (COVID-19) pandemic or by future outbreaks of highly infectious or contagious diseases or other public health crises.
The novel coronavirus (COVID-19) pandemic is causing significant disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is rapidly evolving and, as cases of the virus have continued to be identified, many countries, including the United States, have reacted by instituting or reinstituting quarantines, restrictions on travel and mandatory closures of businesses. The COVID-19 pandemic or any other future outbreaks of highly infectious or contagious diseases or other public health crises, and any preventative or protective actions that we or others may take in response thereto, may result in business and/or operational disruption for us and/or our customers, suppliers, contractors, capital sources and other business partners. For example, our customers’ businesses have been and may continue to be disrupted due to the COVID-19 pandemic, which has affected their ability to make rental payments to us, and if this were to continue to occur, our revenues could be negatively affected. Furthermore, the COVID-19 pandemic has and may continue to, and other global economic disrupters could, negatively impact our supply chain, increase the costs of development and cause delays in the construction or development of our data centers due to delays in the ability to obtain permits, disruptions in the availability of contractors, disruptions in the supply of materials or products or the inability of our contractors to perform on a timely basis or at all, and it may not be possible to find replacement products or supplies. Any such disruptions or delays such could adversely affect our business and growth.
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
QTS did not sell any securities during the nine months ended September 30, 2020 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).
QTS from time to time issues shares of Class A common stock, including pursuant to the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) upon exercise of stock options issued and grant of restricted stock under the 2013 Equity Incentive Plan, and upon redemption of Class A units of limited partnership of the Operating Partnership (either through Class A units previously held or those received from conversion of Class O units from the QualityTech, LP 2010 Equity Incentive Plan). Pursuant to the partnership agreement of the Operating Partnership, each time QTS issues shares of common stock, the Operating Partnership issues to QTS, its general partner, an equal number of Class A units. The units issued to QTS are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to QTS and therefore, did not involve a public offering. During the nine months ended September 30, 2020, the Operating Partnership issued approximately 88,000 Class A units to QTS in connection with Class A unit redemptions and stock option exercises and issuances pursuant to the 2013 Equity Incentive Plan, with a value aggregating approximately $5.9 million based on the respective dates of the redemptions and option exercises, as applicable. During the nine months ended September 30, 2020 the Operating Partnership issued approximately 4.0 million Class A units to QTS related to the settlement of a portion of the shares subject to forward sale agreements under the Prior ATM Program, with an aggregate value of approximately $203.0 million, net of equity issuance costs. In addition, during the nine months ended September 30, 2020 the Operating Partnership issued approximately 0.9 million Class A units to QTS related to the settlement of the remaining shares subject to forward sale agreements under the February 2019 Offering, with an aggregate value of approximately $35.8 million, net of equity issuance costs.
The Operating Partnership also issues Class A units upon the conversion of Class O units of the Operating Partnership. During the nine months ended September 30, 2020, the Operating Partnership issued less than 0.1 million Class A units to holders of Class O units. These Class A units were not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that Class A units were issued only to the respective holders of Class O units at the time of conversion and did not involve a public offering.
Repurchases of Equity Securities
During the three months ended September 30, 2020, certain of our employees surrendered Class A common stock owned by them to satisfy their federal and state tax obligations in connection with the vesting of restricted common stock under the 2013 Equity Incentive Plan.
The following table summarizes all of these repurchases during the three months ended September 30, 2020:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2020 through July 31, 2020	—	$—	N/A	N/A
August 1, 2020 through August 31, 2020	—	—	N/A	N/A
September 1, 2020 through September 30, 2020	14,520	63.02	N/A	N/A
Total	14,520	$63.02
_______________________
(1)The number of shares purchased represents shares of Class A common stock surrendered by certain of our employees to satisfy their federal and state tax obligations associated with the vesting of restricted common stock. With respect to these shares, the price paid per share is based on the closing price of our Class A common stock as of the date of the determination of the federal income tax.
ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.
ITEM 6. Exhibits

Exhibit Number	Exhibit Description

3.1
Articles of Amendment and Restatement of QTS Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2013 (Commission File No. 001-36109).

3.2
Second Amended and Restated Bylaws of QTS Realty Trust, Inc., as amended, incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020 (Commission File No. 001-36109).

3.3
Articles Supplementary designating QTS Realty Trust, Inc.’s 7.125% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed with the SEC on March 15, 2018 (Commission File No. 001-36109).

3.4
Articles Supplementary designating QTS Realty Trust, Inc.’s 6.50% Series B Cumulative Convertible Perpetual Preferred Stock, liquidation preference $100.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A filed with the SEC on June 25, 2018 (Commission File No. 001-36109).

3.5
Articles Supplementary opting out of the Maryland Unsolicited Takeovers Act, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2018 (Commission File No. 001-36109).

3.6
Articles of Amendment to the Articles of Amendment and Restatement of QTS Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2019 (Commission File No. 001-36109).

3.7
Amended and Restated Certificate of Limited Partnership of QualityTech, LP, incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020 (Commission File No. 001-36109).

4.1
Form of Specimen Class A Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675).

4.2
Indenture, dated November 8, 2017, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., certain subsidiaries of QualityTech, LP and Deutsche Bank Trust Company Americas, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2017 (Commission File No. 001-36109).

4.3	Form of 4.750% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.2 hereof).

4.4
Supplemental Indenture, dated as of December 22, 2017, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2018 (Commission File No. 001-36109).

4.5
Supplemental Indenture, dated as of June 1, 2018, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entity identified therein as a Guaranteeing Subsidiary, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the Subsidiary Guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2019 (Commission File No. 001-36109).

4.6
Supplemental Indenture, dated as of December 31, 2018 among West Midtown Acquisition Company, LLC, QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2019 (Commission File No. 001-36109).

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

4.10
Supplemental Indenture, dated as of October 15, 2020, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., the entities identified therein as Guaranteeing Subsidiaries, the entities identified therein as Subsidiary Guarantors, and Deutsche Bank Trust Company Americas, to the Indenture dated, as of November 8, 2017, by and among QualityTech, LP, and QTS Finance Corporation, as issuers, QTS Realty Trust, Inc., each of the subsidiary guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee. +

4.11
Indenture, dated October 7, 2020, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., certain subsidiaries of QualityTech, LP and Deutsche Bank Trust Company Americas, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2020 (Commission File No. 001-36109).

4.12
Form of stock certificate evidencing the 7.125% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement Form 8-A filed with the SEC on March 15, 2018 (Commission File No. 001-36109).

4.13
Form of stock certificate evidencing the 6.50% Series B Cumulative Convertible Perpetual Preferred Stock, liquidation preference $100.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on June 25, 2018 (Commission File No. 001-36109).

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.). +

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.). +

31.3
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QualityTech, LP). +

31.4
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QualityTech, LP). +

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.). +

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (QualityTech, LP). +

101
The following materials from QTS Realty Trust, Inc.’s and QualityTech, LP’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of equity and partners’ capital, (iv) condensed consolidated statements of cash flow, and (v) the notes to the condensed consolidated financial statements.

104	Cover Page Interactive Data File (formatted in iXBRL (inline eXtensible Business Reporting Language) and contained in Exhibit 101).
_______________________
+ Filed herewith.
† Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QTS Realty Trust, Inc.

DATE: November 2, 2020	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: November 2, 2020	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: November 2, 2020	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)

QualityTech, LP

By: QTS Realty Trust, Inc., its general partner

DATE: November 2, 2020	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: November 2, 2020	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: November 2, 2020	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)