Form 10-K
period 2020-12-31
QTS Realty Trust, Inc.
filed 2021-02-26
CIK 1577368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
(Address of principal executive offices)
66213
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes	☒	No	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the Class A common stock, $0.01 par value per share, was last sold at June 30, 2020 was approximately $3.9 billion. There were 64,520,050 shares of Class A common stock and 124,995 shares of Class B common stock, $0.01 par value per share, of the registrant outstanding on February 22, 2021.
Documents Incorporated by Reference
Portions of the Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Form 10-K constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In particular, statements pertaining to the COVID-19 pandemic, its impact on us and our response thereto, and our strategy, plans, intentions, capital resources, liquidity, portfolio performance, results of operations, anticipated growth in our funds from operations and anticipated market conditions contain forward-looking statements. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters.
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
•our failure to qualify and maintain QTS’ qualification as a real estate investment trust (“REIT”);
•environmental uncertainties and risks related to natural disasters;
•financial market fluctuations;
•changes in real estate and zoning laws, revaluations for tax purposes and increases in real property tax rates; and;
•limitations inherent in our current and any future joint venture investments, such as lack of sole-decision making authority and reliance on our partners’ financial condition

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Any forward-looking statement speaks only as of the date on which it was made. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors”.

RISK FACTOR SUMMARY

An investment in our common stock involves a high degree of risk. You should carefully consider the risks summarized below in evaluating our Company and our business. The risks summarized below are what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K. If any of the risks summarized below or discussed in this Form 10-K were to occur, our business, prospects, financial condition, liquidity, funds from operations and results of operations and our ability to service our debt and make distributions to our stockholders could be materially and adversely affected, which we refer to herein collectively as a “material adverse effect on us,”, the market price of our common stock could decline significantly and you could lose all or part of your investment. Some statements in this Form 10-K, including statements in the section titled “Risk Factors”, constitute forward-looking statements. Please refer to the section above entitled “Special Note Regarding Forward Looking Statements.”

Risks Related to COVID-19
•Our business may be adversely affected by the ongoing COVID-19 pandemic or by future outbreaks of highly infectious or contagious diseases or other public health crises.

Risks Related to Our Business and Operations
•Because we are focused on the ownership, operation, redevelopment and/or construction of data centers, any decrease in the demand for data center space could have a material adverse effect on us.
•Our data center infrastructure may become obsolete or unmarketable and we may not be able to upgrade our power, cooling, security or connectivity systems cost-effectively or at all.
•We face considerable competition in the data center industry and may be unable to renew existing leases, lease vacant space or re-let space on more favorable terms, or at all, as leases expire, which could have a material adverse effect on us.
•Our government customers, contracts and subcontracts may subject us to additional risks, including early termination, audits, investigations, sanctions and penalties, which could have a material adverse effect on us.
•Our future growth depends upon the successful expansion or redevelopment of our existing properties, the development of new properties, and any delays or unexpected costs in such expansion, redevelopment or development could have a material adverse effect on us.
•Security breaches at our facilities or affecting our networks may result in disclosure of sensitive customer information that could harm our reputation and expose us to liability from customers and government agencies, and we may incur increasing or uncertain compliance and prevention costs, all of which could have a material adverse effect on us.
•Any inability to recruit or retain qualified personnel, or maintain access to key third-party service providers and software developers, could have a material adverse effect on us.

Risks Related to Financing
•An inability to access external sources of capital on favorable terms or at all could limit our ability to execute our business and growth strategies.
•The agreements governing our existing indebtedness contain various covenants and other provisions which limit management’s discretion in the operation of our business, reduce our operational flexibility and create default risks.

Risks Related to the Real Estate Industry
•The operating performance and value of our properties is subject to risks associated with the real estate industry.
•The illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in economic, financial, investment and other conditions.
•We could become subject to liability for failure to comply with environmental, health and safety requirements or zoning laws, which could cause us to incur additional expenses.

Risks Related to Our Organizational Structure
•As of December 31, 2020, Chad L. Williams, our Chairman and Chief Executive Officer, owned approximately 9.1% of QTS’ outstanding common stock on a fully diluted basis and has the ability to exercise significant influence on the company and any matter presented to its stockholders.
•The tax protection agreement, during its term, could limit our ability to sell or otherwise dispose of certain properties and may require the Operating Partnership to maintain certain debt levels and agree to certain terms with lenders that otherwise would not be required to operate our business.
•Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit our stockholders’ recourse in the even to factions not in our stockholders’ best interests.

Risks Related to our Class A Common Stock
•Our cash available for distribution to stockholders may not be sufficient to pay distributions at expected or REIT-required levels, or at all, and we may need to borrow or rely on other third-party capital in order to make such distributions, as to which no assurance can be given, which could cause the market price of our common stock to decline significantly.

Risks Related to QTS’ Status as a REIT
•If QTS does not qualify as a REIT, or fails to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face significant tax liability, which could reduce the amount of cash available for distribution to our stockholders, could have a material adverse effect on QTS, and could adversely affect the Operating Partnership’s ability to service its indebtedness.
•The REIT distribution requirements could adversely affect our ability to grow our business and may force us to seek third-party capital during unfavorable market conditions.
•Our ability to own stock and securities of TRSs is limited and our transactions with our TRSs will cause us to be subject to 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

General Risk Factors
•Our business could be negatively affected as a result of actions by activist stockholders.
•We are exposed to ongoing litigation and other legal and regulatory actions, which may divert management's time and attention, require us to pay damages and expenses or restrict the operation of our business.

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
Overview
QTS is a leading provider of data center solutions to the world’s largest and most sophisticated hyperscale technology companies, enterprises and government agencies. Through our technology-enabled platform, delivered across mega scale data center infrastructure, we offer a comprehensive portfolio of secure and compliant IT solutions. Our data centers are facilities that power and support our customers’ IT infrastructure equipment and provide seamless access and connectivity to a range of communications and IT services providers. Across our broad footprint of strategically located data centers, we provide flexible, scalable and secure IT solutions, including data center space, power and cooling, connectivity and value-add managed services for more than 1,200 customers in the financial services, healthcare, retail, government, technology and various other industries. We build out our data center facilities depending on the needs of our customers to accommodate both multi-tenant environments (hybrid colocation) and customers that require significant amounts of space and power (hyperscale), including federal customers. We believe that we own and operate one of the largest portfolios of multi-tenant data centers in the United States, as measured by gross square footage, and have the capacity to nearly double our sellable data center raised floor space without constructing or acquiring any new buildings. In addition, we own more than 785 acres of land that is available at our data center properties that provides us with the opportunity to significantly expand our capacity to further support future demand from current and new potential customers.
As of December 31, 2020, our data center portfolio consisted of 28 data centers located throughout the United States, Canada and Europe. Across our footprint, our data centers are concentrated in the markets which we believe offer the highest growth opportunities. Our data centers are highly specialized, mission-critical facilities utilized by our customers to store, power and cool the server, storage, and networking equipment that support their most critical business systems and processes. We believe that our data centers are best-in-class and engineered to adhere to the highest specifications commercially available to customers, providing fully redundant, high-density power and cooling sufficient to meet the needs of the largest companies and organizations in the world. We have demonstrated a strong operating track record of “five-nines” (99.999%) reliability since QTS’ inception.
The COVID-19 Pandemic

The COVID-19 pandemic has caused significant disruptions to the United States and global economy and has contributed to significant volatility in financial markets, however, as of December 31, 2020, these developments have not had a known material adverse effect on our business. As of December 31, 2020, each of our data centers in North America and Europe are fully operational and operating in accordance with our business continuity plans. Across each of the respective jurisdictions in which we operate, our business has been deemed an essential operation, which has allowed us to remain fully staffed with critical personnel in place to continue to provide service and support for our customers.
The extent to which COVID-19 impacts our and our customers’ operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity, variants or mutations of COVID-19, vaccine efficacy and rollout and other actions taken to contain COVID-19 or treat its impact, among others. The COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial performance, and results of operations and also may exacerbate many of the risks identified under the section entitled “Risk Factors”. For a further discussion of the risks related to the COVID-19 pandemic, see “Item 1A Risk Factors.”
Our Portfolio
As of December 31, 2020, including 100% of the unconsolidated entity with which we are affiliated, we operated 28 data center properties located throughout the United States, Canada and Europe, containing an aggregate of approximately 7.8 million gross square feet of space, including approximately 3.5 million “basis-of-design” raised floor square feet (approximately 96.9% of which is wholly owned by us including our data center in Santa Clara which is subject to a long-term ground lease), which represents the total sellable data center raised floor potential of our existing data center facilities. This reflects the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the space and power configuration that we deploy. As of December 31, 2020, this space included approximately 2.0 million raised floor operating net rentable square feet, or NRSF, plus approximately 1.6 million square feet of additional raised floor available for development, of which approximately 0.3 million raised floor square feet is expected to become operational by December 31, 2021. Of the total 1.6 million raised floor square feet available for development, approximately 0.2 million square feet was related to customer leases which had been executed as of December 31, 2020 but not yet commenced. Our facilities collectively have access to approximately 1,050 megawatts (“MW”) of available utility power. Access to power typically is the most limiting and expensive component in developing a data center and, as such, we believe our significant access to power represents an important competitive advantage.
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
We have customers that range from large enterprise and technology companies with significant IT expertise and data center requirements, including financial institutions, “Big Four” accounting firms and the world’s largest global Internet and cloud companies, to major healthcare, government agencies, telecommunications and software and web-based companies.
As a result of our diverse customer base, customer concentration in our portfolio is limited. As of December 31, 2020, only five of our more than 1,200 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”), with the largest customer accounting for approximately 13.1% of our MRR and the next largest customer accounting for only 5.4% of our MRR.
The majority of our MRR is generated from customers deployed in our U.S. data center locations. Customers deployed in our U.S. data center locations accounted for $38.0 million, $33.6 million and $31.0 million of total MRR as of December 31, 2020, 2019 and 2018, respectively, and MRR from our international locations represented $0.6 million, $0.5 million and $0.2 million of MRR as of December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, our booked-not-billed MRR balance (which represents customer leases that have been executed, but for which lease payments have not commenced as of December 31, 2020) was approximately $12.9 million, or $154.4 million of annualized rent. As of December 31, 2019, our booked-not-billed MRR balance was approximately $7.8 million, or $93.1 million of annualized rent.
Our Structure
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. Our interest in the Operating Partnership entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. As the sole general partner of the Operating Partnership, we generally have the exclusive power under the Operating Partnership’s partnership agreement to manage and conduct the Operating Partnership’s business and affairs.

The following diagram depicts our ownership structure, on a non-diluted basis as of December 31, 2020.

Our Competitive Strengths
We believe that we are uniquely positioned in the data center industry and distinguish ourselves from other data center providers through the following competitive strengths:
•Software-Defined Data Center Platform. QTS’ Service Delivery Platform (“SDP”) is a software-defined orchestration platform that empowers customers to interact with their data and QTS services by providing real-time visibility, access and dynamic control of critical metrics across hybrid environments from a single platform. Collectively, the ability to digitize, analyze and automate significant amounts of data through SDP enables customers to innovate, make better business decisions and maximize their outsourced IT investments both within QTS and across multiple integrated service providers.

•Platform Anchored by Strategically Located, Owned “Mega” Data Centers. Our larger “mega” data centers are located in Ashburn (DC-1 & DC-2), Atlanta (DC-1 & DC-2), Atlanta-Suwanee, Chicago, Fort Worth, Irving, Piscataway, Princeton, Richmond, Hillsboro and Manassas (including one facility which we contributed to an unconsolidated entity and a separate facility under development in Manassas that is 100% owned by us). Our facilities are constructed with the flexibility and capacity to support multi-tenant environments across a broad range of customer types, sizes and IT infrastructure requirements, which we believe delivers greater efficiency than single-use or smaller scale data centers. We believe that our data centers are engineered to among the highest specifications commercially available. As of December 31, 2020, our portfolio of 28 data center properties (18 of which are wholly owned, representing 96.9% of our raised square feet, including our data center in Santa Clara which is subject to a long-term ground lease) provides the opportunity to significantly expand our sellable data center raised floor capacity without constructing or acquiring any new buildings. In addition, we own approximately 785 acres of land at our existing data center properties that provides us with the opportunity to significantly expand our capacity to further support future demand from current and new potential customers.

•Substantial Data Center Development Expertise. We have gained substantial expertise in developing data center facilities through the acquisition and redevelopment and/or construction of our operating facilities. Our data center development strategy is primarily focused on “mega” scale facilities that allow for significant incremental growth opportunity, either through ground up development or redevelopment of existing data center powered shell footprint. Our data center development strategy allows us to rapidly scale our developments in a modular manner to coincide with customer demand, and drives higher efficiency into our model through increased operating and build cost leverage at scale.

•Balanced Approach to Hyperscale and Hybrid Colocation Verticals. The scale of our facilities combined with our innovative SDP platform and world-class customer service capability, gives us the ability to meet the needs of a broad set of customers ranging from large hyperscale users to smaller enterprises and government agencies. We believe customers will continue to have evolving and diverse IT needs and will prefer providers that can offer the flexibility, scalability and technology solutions that de-risk their future IT journey. We believe our ability to provide solutions to a broad addressable market enhances our leasing velocity, diversifies our customer mix, results in more balanced lease terms and optimizes cash flows from our assets.

•Diversified, High-Quality Customer Base. As of December 31, 2020, our customer base consists of over 1,200 customers, with our largest customer accounting for approximately 13.1% of our MRR and no others greater than 5.4%. Only five of our customers exceeded 3% of our MRR. Our focus on premium customer service and our ability to grow with their IT needs allows us to achieve a low rental churn rate (which is the MRR lost in the period to a customer intending to fully exit our platform in the near term compared to the total MRR at the beginning of the period).

•Robust In-House Sales Capabilities. Our in-house sales force has deep knowledge of our customers’ businesses and IT infrastructure needs and is supported by sophisticated sales management, reporting and incentive systems. Our internal sales force is structured by product offerings, specialized industry segments and, with respect to our colocation product, by geographical region. Therefore, unlike certain other data center companies, we are less dependent on data center brokers to identify and acquire or renew our customers, which we believe is a key enabler of our integrated strategy.

•Security and Compliance Focused. Our operations and compliance teams, led by seasoned management, are focused on providing a high level of physical security, cybersecurity and compliance solutions and consulting in all of our data centers and integrated across our product offerings.

•Balance Sheet Positioned to Fund Continued Growth. As of December 31, 2020, we had approximately $1.2 billion of available liquidity consisting of cash and cash equivalents, net proceeds available under forward equity agreements, and the ability to borrow under our unsecured senior revolving credit facility and our additional term loan. As we continue to expand our real estate portfolio, we can increase availability under our unsecured credit facilities by an additional $750 million, through an accordion feature, as well as access additional net proceeds available under forward equity agreements.

•Seasoned Management Team with Proven Track Record and Strong Alignment with Our Stockholders. Our senior management team represents a strong balance of significant experience across the commercial real estate and technology services industries. We believe our senior management team’s experience will enable us to capitalize on industry relationships by accessing capital from various sources and by providing an ongoing pipeline of attractive leasing and development opportunities while ensuring the future differentiation of our technology-enabled platform.

•Ability to Increase Our Margins Through Our Operating Leverage. We anticipate that our business and growth strategies can be substantially supported by our existing platform. The scale of our data center facilities provides a significant opportunity to realize positive operating leverage as we achieve higher customer occupancy.

•Continuing to Selectively Expand Our Platform to Other Strategic Markets. We expect to continue to selectively pursue attractive opportunities in strategic locations where we believe our fully integrated platform would give us a competitive advantage in the leasing of a facility or portfolio of assets. We also believe we can integrate additional data center facilities into our platform without adding significant incremental headcount or general and administrative expenses.

•Commitment to Environmental Sustainability. We have committed to leading the industry in sustainability by implementing cost effective, impactful programs that create value for investors and benefit society. We have committed to procuring 100% of our energy from renewable sources by 2025. We build world class LEED-designed facilities, and conserve millions of gallons of water each year through rainwater collection and greywater reuse systems. Our second annual ESG report was released during the year ended December 31, 2020, which highlighted environmental results, introduced new social programs, and discussed our governance structure.
Competition
We compete with developers, owners and operators of data centers and with IT infrastructure companies in the market for data center customers, properties for acquisition and the services of key third-party providers. In addition, we continue to compete with owners and operators of data centers and providers of managed services that follow other business models and may offer one or more of these services. We believe, however, that our product offerings set us apart from our competitors in the data center industry and makes us more attractive to customers, both large and small. In addition, we believe other providers are seeking ways to enter or strengthen their positions in the data center market.
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
See ITEM 1A. RISK FACTORS, Risks Related to the Real Estate Industry, for additional information regarding these risks.
Privacy and Cybersecurity
We may be directly and/or contractually subject to laws, regulations and policies for protecting sensitive data, consumer privacy and vital national interests, some of which are new or evolving. For example, the U.S. government has promulgated regulations and standards subject to authority provided through the enactment of a number of laws, such as the Health Insurance Portability and Accountability Act (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), the Gramm-Leach-Bliley Act (“GLBA”), and the Federal Information Security Management Act of 2002 (“FISMA”), which require many corporations and federal, state and local governmental entities to control the security of, access to and configuration of their IT systems. A number of states also have enacted laws and regulations that require covered entities, such as data center operators, to implement and maintain security measures to protect certain types of information, such as Social Security numbers, payment card information, and other types of data, from unauthorized use and disclosure. In recent years, three states have passed biometric data security laws and a number of other states and municipalities are exploring similar laws. QTS designed its policies and practices based on the Illinois Biometric Information Privacy Act (“BIPA”), which we believe is the most comprehensive and restrictive law. In addition, industry organizations have adopted and implemented various security and compliance policies. For example, the Payment Card Industry Security Standards Council has issued its mandatory Payment Card Industry Data Security Standard (“PCI DSS”) which is applicable to all organizations processing payment card transactions. In addition to federal laws, the California Consumer Privacy Act (“CCPA”), which regulates data collection and privacy collection, took effect in 2020. Less than a year after the CCPA went into effect, California voters passed the California Privacy Rights Act (“CPRA”), which amends various parts of the CCPA. The CPRA, which becomes effective January 1, 2023, will provide significant new rights to California consumers, create new compliance obligations for covered businesses, establish a new enforcement agency, and provide for data minimization and retention obligations. In addition to California, several other states, including Virginia and Washington, continue to consider passing their own comprehensive privacy laws.
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
As a company that may process European personal data, we also may be subject to European data protection laws and regulations. The European General Data Protection Regulation (“GDPR”) which took effect in 2018, increases the likelihood of applicability of European data protection law to entities like us, which are established outside the EU but may process data of European data subjects. Under the GDPR, there can be fines of up to €10,000,000 or up to 2% of the global sales, whichever is greater, for certain comparatively minor offenses, or up to €20,000,000 or up to 4% of the global sales, whichever is greater, for more serious offenses. Among other requirements, the GDPR prohibits the transfer of personal information to countries outside of the European Economic Area ("EEA") that are not considered by the European Commission to provide an adequate level of data protection, such as the U.S., unless there is a suitable data transfer solution in place to safeguard personal data. On July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the European Commission’s adequacy decision that allowed companies, such as QTS, to self-certify under the EU-U.S. Privacy Shield. As a result, organizations are no longer able to use this framework to transfer personal data, and thus must use alternative transfer mechanisms.
Also in 2018, EU member states were required to enact national laws to enforce the EU’s “Directive on security of network and information systems” (the “NIS Directive”), which lays out a number of cybersecurity expectations and notification obligations for regulated entities. In December 2020, the EU released proposed revisions to the NIS Directive that would, among other things, enhance specific cybersecurity requirements and require EU member states to have authority to issue fines of up to €10,000,000 or up to 2% of the global sales, whichever is greater.
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
Human Capital Management
As evidenced by our Powered by People approach, we believe that how we deliver our services is just as important as what is delivered. This means, among other things, caring for and improving the lives of our current and future employees. We believe our success depends in large part on our ability to recruit, develop and retain a productive and engaged workforce. Accordingly, investing in our employees and their well-being, offering competitive compensation and benefits, and implementing effective and thoughtful human capital management practices constitute key elements of our corporate strategy.

Headcount Data

As of December 31, 2020, our data center solutions were marketed, provided and supported by talented individuals that comprise our workforce of 634 employees. Our Facilities Operations comprised 41% of our total employee base, directly responsible for the operation of our data centers spanning 28 locations. Our management and executive employees comprise 28% of QTS’ workforce.
Recruitment
From our inception, we have been Powered by People and recognize how critical it is to invest in all QTS employees ranging from the way we attract and develop talent through accelerating engagement and fostering retention. Attracting the right talent is a foundation that supports QTS’ continued growth and success. We have broadened our traditional recruiting channels in order to discover top talent, which has, consequently, produced more diverse candidate pools. We have found success in working with organizations focused on serving transitioning service members, minorities and women.
We recognize attracting talent is also driven by ensuring our current employees are engaged. We foster employee engagement by regularly seeking feedback through surveys, focus groups and social media, as further described below. We also prioritize attracting talent by offering our current employees referral bonuses for recruiting colleagues to join QTS.
Diversity and Inclusion
We believe a focus on diversity and inclusion is important to achieve our long-term growth objectives, and we strive to build an even more diverse and inclusive organization. Moreover, we believe that creating an environment where everyone feels they belong is simply the right thing to do. Our ongoing diversity efforts include recruitment at women’s technology group events, targeted recruitment campaigns aimed at attracting diverse employees, involvement with local diverse organizations focused on building bench strength, mentorship programs for women and minorities, inclusive professional groups, and involvement within the Veterans community to target a more diverse workforce. Our Women Inspiring Leadership ("WIL") program is open to all employees to participate in on a voluntary basis. We have seen the success of this internally developed program focused on developing and inspiring leaders through focus panels, training events, partnering with a professional association for women in technology and hosting guest speakers from all backgrounds. WIL also coordinates a mentoring program that is available to all QTS employees. The WIL mentoring program provides structured relationships to drive employees to their potential and provide an opportunity for QTS employees to give back to those earlier in their respective careers. The WIL program creates a natural outlet for QTS employees to have open dialogue around thoughts and feelings related to diversity.
Employee Development/Training
We focus on equipping QTS employees with the tools to grow, connect and reach their fullest potential through our various development programs. Our state-of-the-art training facilities allow us to reach across the organization and bring QTS employees together and foster professional growth, whether it be in person or virtual. We have established leadership competencies for all employees and ensure leaders at every level work to engrain these competencies within their teams through their everyday actions. We believe our leaders are our strongest conduit to fostering our culture and driving employee engagement and are pleased at the success that has come from our Lead the Way program which provides tailored content and development training so that our leaders have the tools they need to be successful.
Our strategy behind investing in employee development has better prepared and equipped employees to serve our clients, increased our internal hiring opportunities, attracted candidates committed to continuous learning and enabled a higher level of employee fulfillment and satisfaction.
Employee Engagement
Maintaining employee engagement, energy and satisfaction is a top priority. We execute on this priority in several ways including acknowledging employee effort and performance, reinforcing behaviors that align with our Core Values, supporting a variety of wellness programs and opportunities and providing competitive compensation based on merit.
We continue to engage employees through our succession planning initiatives, focusing on developing and rewarding QTS employees who are most critical to achieving our business objectives and make the largest impact. We ensure succession plans are built for our critical roles, leveraging insights to build internal pipelines of candidates. Our leaders complete company-wide talent reviews on a regular basis to ensure we maximize our talent landscape.
We recognize the need to consistently focus on the evolving needs of employees and have introduced several programs to drive engagement and ensure employee needs are being met, including:
•Employee Value Proposition ("EVP") - QTS’ EVP program is comprised of employee volunteers at each QTS location who meet regularly to discuss local employee concerns and feedback. Their direct connection to senior leadership provides QTS senior leadership the ability to quickly understand needs and define where to focus its resources and benefits.
•Employee Experience - QTS’ Employee Experience program focuses on broad topics across the organization that drive employee engagement. In 2020, our areas of focus and key wins addressed tools needed to drive efficiency and ease of use, communication methods and vehicles, and recognition and rewards.
•Wellness - QTS’ Wellness program focuses on mental, physical and financial health and includes quarterly wellness challenges. The top challenges in 2020 were ‘Step It Up’, a friendly step-counting competition to promote physical health, as well as ‘QTS Chef’ featuring themed weekly cooking competitions.
•Facilities Career Pathing - Our Facilities Career Pathing program clearly defines the career roadmap for our facilities employees including the necessary steps to complete for promotion. The program provides clarity, consistency and recognition for those who wish to grow their career at QTS within the facilities organizations.
•QTS Journey - QTS Journey is a robust onboarding initiative which brings new employees from across the organization together to efficiently learn about QTS’ business and functions, build an immediate network and enable quick contributions and performance.
•Eagle Club - The purpose of the QTS Eagle Club is to give recognition and acknowledgement to employees for their exceptional contributions and accomplishments within their role over a 12-month period.
Community Service and Volunteerism
Community service and volunteerism are pillars of our culture and engrained in our people. Every year, QTS provides all QTS employees three (3) paid days to volunteer and give back to QTS communities. While many volunteer events were impacted by the COVID-19 pandemic during 2020, our employees continued to support the local communities in which we operate in various forms, including donations to food banks and hosting toy and winter coat drives.

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
Risks Related to COVID-19
Our business may be adversely affected by the ongoing coronavirus (COVID-19) pandemic or by future outbreaks of highly infectious or contagious diseases or other public health crises.
The ongoing coronavirus (COVID-19) pandemic is causing significant disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is rapidly evolving and, as cases, and new strains, of the virus have continued to be identified, many countries, including the United States, have reacted by instituting or reinstituting quarantines, restrictions on travel and mandatory closures of businesses. The COVID-19 pandemic or any other future outbreaks of highly infectious or contagious diseases or other public health crises, and any preventative or protective actions that we or others may take in response thereto, may result in business and/or operational disruption for us and/or our customers, suppliers, contractors, capital sources and other business partners. For example, our customers’ businesses have been and may continue to be disrupted due to the COVID-19 pandemic, which affected their ability to make rental payments to us, and if this were to continue to occur, our revenues could be negatively affected.

Furthermore, the COVID-19 pandemic has and may continue to negatively impact our supply chain, increase the costs of development and cause delays in the construction or development of our data centers due to delays in the ability to obtain permits, disruptions in the availability of contractors, disruptions in the supply of materials or products or the inability of our contractors to perform on a timely basis or at all, and it may not be possible to find replacement products or supplies. Any such disruptions or delays such could adversely affect our business and growth.

Additional factors that could negatively impact our ability to successfully operate during or following the COVID-19 pandemic or similar public health crises, or that could otherwise significantly adversely impact and disrupt our business, financial condition and results of operations, include, but are not limited to, the risk of unanticipated operating costs and expenses related to measures taken to ensure health and safety and business continuity; difficulty in accessing debt and equity capital on attractive terms, or at all, or a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which could affect our access to capital necessary to fund our operations and liquidity needs; the increased risk of cyber incidents and disruptions to our internal control procedures due to increased teleworking and state and local stay-at-home orders, and the processes, procedures and controls that we have implemented to help mitigate cyber risks may not be sufficient or that our internal control procedures may experience challenges or delays; the continued service and availability of personnel, including our executive officers and other leaders who are part of our management team and our ability to recruit, attract and retain skilled personnel to the extent our management or personnel are impacted in significant numbers or in other significant ways by the outbreak of this or another pandemic or epidemic disease and are not available or allowed to conduct work; the risk of asset impairments due to future changes in expectations for sales, earnings and cash flows related to fixed assets, intangible assets and goodwill; and increased susceptibility to litigation related to, among other things, the financial impacts of COVID-19 on our business.

Any of the foregoing risks and developments, as well as others, could have a material adverse effect on our business, financial condition and results of operations. The extent to which the COVID-19 pandemic impacts our business and operations remains largely uncertain and will depend on future developments that are highly uncertain and cannot be predicted with confidence, including the duration and scope of the pandemic, new information that may emerge concerning the severity of COVID-19, the response of the overall economy and financial markets and the actions taken to contain COVID-19 or treat its impact, such as the availability and efficacy of the COVID-19 vaccine, government actions, laws or orders or any changes or amendments thereto and the success of any lifting or easing of, or the risk of any premature lifting or easing of, any such restrictions, among others. The COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial performance, and results of operations and may also exacerbate many of the risks identified below.

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
Leases representing approximately 24% of our leased raised floor and approximately 33% of our annualized rent (including all month-to-month leases), in each case as of December 31, 2020, are scheduled to expire by the end of 2021. The global multi-tenant data center market is highly fragmented and we compete with numerous developers, owners and operators in the data center industry, including managed service providers and other REITs, some of which own or lease properties similar to ours, or may do so in the future, in the same submarkets in which our properties are located. Our competitors may have significant advantages over us, including greater name recognition, longer operating histories, higher operating margins, pre-existing relationships with current or potential customers, greater financial, marketing and other resources, and access to greater and less expensive power. These advantages could allow our competitors to respond more quickly to strategic opportunities or changes in our industry or markets. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our customers, or if our competitors offer products and services in a greater variety, that are more state-of-the-art or that are more competitively priced than the products and services we offer, we may lose customers or be unable to attract new customers without lowering our rental rates and improving the quality, mix and technology of our products and services. We cannot assure you that we will be able to lease vacant space, renew leases with our existing customers or re-let space to new customers if our current customers do not renew their leases. Even if our customers renew their leases or we are able to re-let the space, the terms (including rental rates and lease periods) and costs (including capital) of renewal or re-letting may be less favorable than the terms of our current leases. In addition, there can be no assurances that the type of space and/or services currently available at our properties will be sufficient to retain current customers or attract new customers in the future. Although we offer a full spectrum of data center products from hyperscale to hybrid colocation to certain managed services, our competitors that specialize in only one of our products and service offerings may have competitive advantages in that space. If rental rates for our properties decline, we are unable to lease vacant space, our existing customers do not renew their leases or we do not re-let space from expiring leases, in each case, on favorable terms, it could have a material adverse effect on us.
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
Our two largest wholly-owned properties in terms of annualized rent, Atlanta (DC-1) (formerly known as our Atlanta Metro facility) and Atlanta-Suwanee, collectively accounted for approximately 39% of our annualized rent as of December 31, 2020. Therefore, any inability, temporarily or permanently, to fully and consistently operate either of these properties could have a material adverse effect on us. In addition, because both properties are located in the Atlanta metropolitan area, we are particularly susceptible to adverse developments in that area, including as a result of natural disasters (such as hurricanes, floods, tornadoes and other events), that could cause, among other things, permanent damage to the properties and electrical power outages that may last beyond our backup and alternative power arrangements. Further, Atlanta (DC-1) and Atlanta-Suwanee account for several of our largest leases in terms of MRR. Any nonrenewal, credit or other issues with large customers could adversely affect the performance of these properties.

We may be adversely affected by the economies and other conditions of the markets in which we operate, particularly in Atlanta and other metropolitan areas, where we have a high concentration of our data center properties.
We are susceptible to adverse economic or other conditions in the geographic markets in which we operate, such as periods of economic slowdown or recession, the oversupply of, or a reduction in demand for, data centers in a particular area, industry slowdowns, layoffs or downsizings, relocation of businesses, increases in real estate and other taxes and changing demographics. The occurrence of these conditions in the specific markets in which we have concentrations of properties could have a material adverse effect on us. Our Atlanta area data centers and our data centers in Virginia (including Richmond, Ashburn, the Vault facility in Dulles, Virginia and leased facilities acquired in 2015), accounted for approximately 42% and 16%, respectively, of our consolidated annualized rent as of December 31, 2020. We also own a 50% interest in the Manassas, Virginia data center that was contributed to an unconsolidated entity, as well as a 100% interest in a new data center for which we have commenced construction in Manassas, Virginia. As a result, we are particularly susceptible to adverse market conditions in these areas. In addition, other geographic markets could become more attractive for developers, operators and customers of data center facilities based on favorable costs and other conditions to construct or operate data center facilities in those markets. For example, some states have created tax incentives for developers and operators to locate data center facilities in their jurisdictions. These changes in other markets may increase demand in those markets and result in a corresponding decrease in demand in our markets. Any adverse economic or real estate developments in the geographic markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for data center space resulting from the local business climate or business climate in other markets, could have a material adverse effect on us.
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
To the extent that funding underlying any of our federal, state or local government contracts or subcontracts is reduced or eliminated, whether by failure to get Congressional approval or other funding authorization or as a result of partial U.S. government shutdowns, there is an increased risk of termination by the counterparties, which could have a material adverse effect on us.
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
Our top 10 customers collectively accounted for approximately 39% of our portfolio’s total MRR as of December 31, 2020. We have one customer that accounted for approximately 13.1% of our MRR and the next largest customer accounted for only 5.4% of our MRR as of December 31, 2020. As a result, if we lose and are unable to replace one or more of these customers, if these customers significantly reduce their business with us or default on their obligations to us or if we choose not to enforce, or to enforce less vigorously, any rights that we may have now or in the future against these significant customers because of our desire to maintain our relationship with them, our business, financial condition and results of operations, including the amount of cash available for distribution to our stockholders, could be materially adversely affected.

Our future growth depends upon the successful expansion or redevelopment of our existing properties, the development of new properties, and any delays or unexpected costs in such expansion, redevelopment or development could have a material adverse effect on us.
We have initiated or are contemplating the expansion or redevelopment of multiple of our existing data center properties including: Richmond, Irving, Piscataway, Hillsboro, Chicago, Santa Clara, Ashburn (DC-1), Atlanta (DC-2) and the Manassas facility which was contributed to an unconsolidated entity. Our future growth depends upon the successful completion of these efforts, as well as on development of new properties such as Ashburn (DC-2) and Manassas (DC-2). With respect to our current and any future expansions, developments and redevelopments, we will be subject to certain risks, including the following:
•financing risks;
•increases in interest rates or credit spreads;
•site selection and lack of availability of adequate properties for development;
•construction and/or lease-up delays;
•changes to plans or specifications;
•construction site accidents or other casualties;
•lack of availability of, and/or increased costs for, specialized data center components, including long lead-time items such as generators;
•cost overruns, including construction or labor costs that exceed our original estimates;
•failure of contractors to perform on a timely basis or at all, or other misconduct on the part of contractors;
•contractor and subcontractor disputes, strikes, labor disputes or supply disruptions;
•environmental issues, fire, flooding, earthquakes and other natural disasters;
•delays with respect to obtaining or the inability to obtain necessary zoning, occupancy, environmental, land use and other governmental permits, and changes in zoning and land use laws, particularly with respect to build-outs at our Santa Clara facility;
•failure to achieve expected occupancy and/or rental rate levels within the projected time frame, if at all; and
•sub-optimal mix of products.
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
Our products and infrastructure rely on third-party service providers. In particular, we depend on third parties to provide Internet, telecommunication and fiber optic network connectivity to the customers in our data centers, and we have no control over the reliability of the services provided by these suppliers. Our customers may in the future experience difficulties due to service failures unrelated to our systems and services. Any Internet, telecommunication or fiber optic network failures may result in significant loss of connectivity to our data centers, which could subject the company to potential litigation or reduce the confidence of our customers and could consequently impair our ability to retain existing customers or attract new customers and have a material adverse effect on us.
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
Our ability to keep our data centers operating depends on the proper and efficient functioning of computer and data-processing systems. Since computer and data-processing systems are susceptible to malfunctions and interruptions, including those due to equipment damage, power outages, cyber-attacks and a range of other hardware, software and network problems, we cannot guarantee that our data centers will not experience such malfunctions or interruptions in the future. Additionally, expansions and developments in the products and services that we offer, including our managed services, could increasingly add a measure of complexity that may overburden our data center, network resources and human capital, making service interruptions and failures more likely. A significant or large-scale malfunction or interruption of one or more of any of our data centers’ computer or data-processing systems could adversely affect our ability to keep such data centers running efficiently. If a malfunction results in a wider or sustained disruption to business at a property, it could have a material adverse effect on us.

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
Unauthorized access, computer viruses or other disruptive problems could lead to interruptions, delays and cessation of service to our customers and the compromise or loss of our, our customers’ or our customers’ end-users’ information. We routinely process, store and transmit large amounts of data for our customers, which includes sensitive and personally identifiable information. Loss or compromise of this data could cost us monetarily, in terms of lost business or damages, as well as loss of customer goodwill and harm to our reputation, even if we do not ourselves process the data. Unauthorized access could also potentially jeopardize the security of our confidential information or confidential information of our customers or our customers’ end-users, which might expose us to liability from customers and from the government agencies that regulate us or our customers, as well as harm our brand and deter potential customers from renting our space and purchasing our services. For example, violations of HIPAA and its implementing regulations, as amended by the HITECH Act, can lead to fines of up to $1.5 million for identical violations of a particular provision in a calendar year, and under the GDPR, there can be fines of up to €10,000,000 or up to 2% of the global sales, whichever is greater, for certain comparatively minor offenses and up to €20,000,000 or up to 4% of the global sales, whichever is greater, for more serious offenses. Additionally, violations of privacy or cybersecurity laws (including the CCPA and recently-passed CPRA), regulations or standards increasingly lead to class-action and other types of litigation, which can result in substantial monetary judgments or settlements. We also may suffer increased remediation, security, and insurance costs in the event of a security breach. Therefore, any such security breaches could have a material adverse effect on us.
In addition, the regulatory framework around data custody, cybersecurity, data privacy and breaches varies by jurisdiction and is an evolving area of law. We cannot predict how future laws, regulations and standards, or future interpretations of current laws, regulations and standards, related to privacy and cybersecurity will affect our business, and we cannot predict the cost of compliance. Furthermore, we may be required to expend significant attention and financial resources to protect against physical or cybersecurity breaches that could result in the misappropriation of our or our customers’ information. As techniques used to breach security change frequently, and generally are not recognized until launched against a target, we may not be able to implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. Any internal or external breach in our network could severely harm our business and result in costly litigation and potential liability for us. We also may be liable for, and suffer reputational harm if, any of our third-party service providers or subcontractors suffers security breaches. To the extent our customers demand that we accept unlimited liability and to the extent there is a competitive trend to accept it, such a trend could affect our ability to retain these limitations in our leases at the risk of losing the business. Such a trend may be particularly likely to occur with regard to our managed services. These potential costs and liabilities could have a material adverse effect on us.
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
We continually evaluate the market of available properties and businesses and may acquire additional properties and businesses when opportunities exist. Our ability to acquire properties and businesses on favorable terms is subject to the following significant risks:

•we may be unable to acquire a desired property or business because of competition from other real estate investors with significant resources and/or access to capital, including both publicly traded REITs and institutional investment funds;
•even if we are able to acquire a desired property or business, competition from other potential acquirers may significantly increase the purchase price or result in other less favorable terms;
•even if we enter into agreements for the acquisition of a desired property or business, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction, and we may incur significant expenses for properties or businesses we never actually acquire;
•we may be unable to finance acquisitions on favorable terms or at all; and
•we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to such liabilities such as liabilities for clean-up of environmental contamination, claims by customers, vendors or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.
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
Even if we are able to make acquisitions on favorable terms, our ability to successfully integrate and operate them is subject to various risks. We may be unable to accomplish the integration of an acquired property smoothly, successfully or within anticipated cost estimates. The diversion of our management’s attention from our operations to any such integration efforts, and any difficulties encountered, could prevent us from realizing the full benefits we anticipated to result from such acquisition and could have a material adverse effect on us. Additional risks include, among others:
•we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties, as well as require substantial management time and attention;

•the inability to successfully integrate the operations, particularly acquisitions of operating businesses or portfolios of properties, into our existing operations, maintain consistent standards, controls, policies and procedures, or realize the benefits we anticipate of the acquisition within the anticipated timeframe or at all;
•the inability to effectively monitor and manage our expanded business, retain customers, suppliers and business partners, attract new customers, retain key employees or attract highly qualified new employees;
•anticipated future synergies, accretion, revenues, cost savings or operating metrics may fail to materialize or our estimates thereof may prove to be inaccurate;
•the acquired business may fail to perform as expected;
•certain portions of businesses we may acquire may be located in new markets, including foreign markets, in which we have not previously operated and in which we may face risks associated with an incomplete knowledge or understanding of the local market;
•the market price of our common stock may decline if we do not achieve the benefits we anticipate of the transaction as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the transaction on our financial results is not consistent with the expectations of financial or industry analysts; and
•potential unknown liabilities with limited or no recourse against the seller and unforeseen increased expenses related to the acquisitions.
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
Although our operations are primarily based in the United States, we also have a presence outside of the United States. Foreign operations involve risks not generally associated with investments in the United States, including:
•our limited knowledge of and relationships with customers, contractors, suppliers or other parties in these markets;
•complexity and costs associated with managing international development and operations;
•difficulty in hiring qualified management, sales and other personnel and service providers;
•differing employment practices and labor issues;

•multiple, conflicting, changing and uncertain legal, regulatory, entitlement and permitting, and tax and treaty environments;
•rapid changes in governmental, economic and political policy, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation;
•exposure to increased taxation, confiscation or expropriation and the risk of forced nationalization;
•currency transfer restrictions and limitations on our ability to distribute cash earned in foreign jurisdictions to the United States;
•difficulty in enforcing agreements in non-U.S. jurisdictions, including those entered into in connection with our acquisitions or in the event of a default by one or more of our customers, suppliers or contractors;
•compliance with anti-bribery and corruption laws;
•local business and cultural factors;
•political and economic instability, including sovereign credit risk, in certain geographic regions; and
•difficulties in complying with U.S. rules governing REITs while operating outside of the United States.
In addition, the GDPR, which took effect in 2018, imposes detailed privacy requirements and increases the likelihood of applicability of European law to entities like us, which are established outside the EU but may process data of European data subjects. Among other requirements, the GDPR prohibits the transfer of personal information to countries outside of the European Economic Area ("EEA") that are not considered by the European Commission to provide an adequate level of data protection, such as the U.S., unless there is a suitable data transfer solution in place to safeguard personal data. On July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the European Commission’s adequacy decision that allowed companies to self-certify under the EU-U.S. Privacy Shield. As a result, organizations such as QTS that self-certified under the EU-U.S. Privacy Shield are no longer able to use this framework to transfer personal data, and thus must use alternative transfer mechanisms, which are facing or may face similar legal challenges in the EU. To the extent we are not in compliance with the GDPR, the EU authorities may investigate or bring enforcement actions against us that may result in criminal and administrative sanctions. Such actions could have a material adverse effect on us and harm our reputation.
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
We currently own one property, our Manassas (DC-1) data center, through a 50% joint venture with Alinda Capital Partners (“Alinda”). Under the joint venture agreement, we serve as the entity’s operating member, subject to authority and oversight of a board appointed by us and Alinda, and separately we serve as manager and developer of the facility in exchange for management and development fees. In addition, we have agreed to provide Alinda an opportunity to invest in future similar joint ventures based on similar terms and a comparable capitalization rate. See “Management’s Discussion and Analysis of

Financial Condition and Results of Operations—Factors That May Influence Future Results of Operations and Cash Flows—Unconsolidated Entity.”
In addition to this agreement, we may in the future co-invest with third parties through partnerships, joint ventures or other structures in which we acquire noncontrolling interests in, or share responsibility for, managing the affairs of a property, partnership, co-tenancy or other entity. Even if we have general management authority over joint ventures, we expect that our joint venture partners would have customary approval rights over certain major decisions. We may not be in a position to exercise sole decision-making authority regarding any properties owned through joint ventures or similar ownership structures. In addition, investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including potential deadlocks in making major decisions, restrictions on our ability to exit the joint venture, reliance on joint venture partners and the possibility that a joint venture partner might become bankrupt or fail to fund its share of required capital contributions, thus exposing us to liabilities in excess of our share of the joint venture. Furthermore, our joint venture partners may take actions that are not within our control that could jeopardize our REIT status. The funding of our capital contributions to such joint ventures may be dependent on proceeds from asset sales, credit facility advances or sales of equity securities. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. We may, in specific circumstances, be liable for the actions of our joint venture partners. In addition, any disputes that may arise between us and joint venture partners may result in litigation or arbitration that would increase our expenses. Any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Financing
An inability to access external sources of capital on favorable terms or at all could limit our ability to execute our business and growth strategies.
In order to qualify and maintain our qualification as a REIT and eliminate our federal income tax liability, we distribute at least 90% of our “REIT taxable income.” Because of these distribution requirements, we may not be able to fund future capital needs, including capital for development projects and acquisition opportunities, from operating cash flow. Consequently, we intend to rely on third-party sources of capital to fund a substantial amount of our future capital needs. We may not be able to obtain such financing on favorable terms or at all. Any additional debt we incur will increase our leverage, expose us to the risk of default and impose operating restrictions on us. In addition, any equity financing could be materially dilutive to the equity interests held by our stockholders. Our access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, our leverage, our current and expected results of operations, liquidity, financial condition and cash distributions to stockholders and the market price of our common stock. If we cannot obtain capital when needed, we may not be able to execute our business and growth strategies (including redeveloping or acquiring properties when strategic opportunities exist), satisfy our debt service obligations, make the cash distributions to our stockholders necessary to qualify and maintain our qualification as a REIT (which would expose us to corporate and/or income tax), or fund our other business needs, which could have a material adverse effect on us.
Our indebtedness outstanding as of December 31, 2020 was approximately $1,884.1 million, which exposes us to interest rate fluctuations and the risk of default thereunder, among other risks.
Our net indebtedness outstanding as of December 31, 2020 was approximately $1,884.1 million. Approximately $642.3 million of this indebtedness bears interest at a variable rate after taking into account $700 million of swaps which effectively convert our floating rate debt into fixed rate debt. Increases in interest rates, or the loss of the benefits of our existing or future hedging agreements, would increase our interest expense, which would adversely affect our cash flow and our ability to service our debt. Our organizational documents contain no limitations regarding the maximum level of indebtedness, as a percentage of our market capitalization or otherwise, that we may incur. We may incur significant additional indebtedness, including mortgage indebtedness, in the future. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:
•our cash flow may be insufficient to meet our required principal and interest payments;
•we may use a substantial portion of our cash flows to make principal and interest payments and we may be unable to obtain additional financing as needed or on favorable terms, which could, among other things, have a material adverse effect on our ability to complete our development and redevelopment pipeline, capitalize upon acquisition opportunities, fund working capital, make capital expenditures, make cash distributions to our stockholders, or meet our other business needs;

•we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•we may be forced to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;
•we may be required to maintain certain debt and coverage and other financial ratios at specified levels, thereby reducing our financial flexibility;
•our vulnerability to general adverse economic and industry conditions may be increased;
•greater exposure to increases in interest rates for our variable rate debt and to higher interest expense on future fixed rate debt;
•we may be at a competitive disadvantage relative to our competitors that have less indebtedness;
•our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate may be limited; and
•we may default on our indebtedness by failure to make required payments or violation of covenants, which would entitle holders of such indebtedness and possibly other indebtedness to accelerate the maturity of their indebtedness and, if such indebtedness is secured, to foreclose on our properties that secure their loans and receive an assignment of our rents and leases.
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
The agreements governing our existing indebtedness contain, and agreements governing our future indebtedness may contain, covenants and other provisions that impose significant restrictions on us and our subsidiaries. These covenants restrict, among other things, our and our subsidiaries’ ability to:
•incur or guarantee additional indebtedness;
•pay dividends and make certain investments and other restricted payments;
•incur restrictions on the payment of dividends or other distributions from subsidiaries of the Operating Partnership;
•create or incur certain liens;
•transfer or sell certain assets;
•engage in certain transactions with affiliates; and
•merge or consolidate with other companies or transfer or sell all or substantially all of our assets.
Each of our significant debt instruments also requires that we maintain certain financial ratios. If we do not continue to satisfy these ratios or tests, we will be in default under the applicable debt instrument, which in turn may trigger defaults under our other debt instruments, which could result in the maturities of all of our debt obligations being accelerated. These events would have a material adverse effect on our liquidity.
Our unsecured credit facilities and the indenture governing our 3.875% Senior Notes due 2028 (the “3.875% Senior Notes”) also contain provisions that may limit QTS’ ability to make distributions to its stockholders and the Operating Partnership’s ability to make distributions to QTS.
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
In addition, we use interest rate swaps to hedge our exposure to interest rate fluctuations. For example, as of December 31, 2020, we had interest rate swap agreements in place with an aggregate notional amount of $700 million. The forward swap agreements effectively fix the interest rate on $700 million of term loan borrowings, $225 million of swaps allocated to Term Loan A, $225 million allocated to Term Loan B and $250 million allocated to Term Loan C, through the current maturity dates of the respective term loans. We may use interest rate swaps or other forms of hedging again in the future.
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
As of December 31, 2020, we had approximately $1.3 billion of debt outstanding that was indexed to the London Interbank Offered Rate (“LIBOR”). On November 30, 2020, the ICE Benchmark Administration (“IBA”) announced that it intends to publish one week and two month USD-LIBOR settings until December 31, 2021, and the remaining USD-LIBOR settings until the end of June 2023. The IBA announcement was supported by similar announcements from the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, and the Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation and Office of the Comptroller of the Currency (collectively, the “ U.S. Regulators”). Both the FCA and the U.S. Regulators in their announcements also encouraged banks to cease entering into new contracts referencing USD-LIBOR after December 2021. These announcements indicate that the continuation of LIBOR on the current basis may not be assured after 2021. In April 2018, the New York Federal Reserve commenced publishing an alternative reference rate to LIBOR as calculated for the U.S. dollar (“USD-LIBOR”), the Secured Overnight Financing Rate (“SOFR”). Though an alternative reference rate for USD-LIBOR, SOFR, exists, significant uncertainties still remain. We can provide no assurance regarding the future of LIBOR and when our LIBOR-based instruments will transition from USD-LIBOR as a reference rate to SOFR or another reference rate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations. Additional risks may arise in connection with transitioning contracts to a new alternative rate, such as SOFR, including any resulting value transfer that may occur and changes in how we monitor our market risk exposures through sensitivity analysis.
Risks Related to the Real Estate Industry
The operating performance and value of our properties are subject to risks associated with the real estate industry.
As a real estate company, we are subject to all of the risks associated with owning and operating real estate, including:
•adverse changes in international, national or local economic and demographic conditions;
•vacancies or our inability to rent space on favorable terms, including possible market pressures to offer customers rent abatements, customer improvements, early termination rights or below-market renewal options;
•adverse changes in the financial condition or liquidity of buyers, sellers and customers (including their ability to pay rent to us) of properties, including data centers;

•the attractiveness of our properties to customers;
•competition from other real estate investors with significant resources and access to capital, including other real estate operating companies, publicly traded REITs and institutional investment funds;
•reductions in the level of demand for data center space;
•increases in the supply of data center space;
•fluctuations in interest rates, which could have a material adverse effect on our ability, or the ability of buyers and customers of properties, including data centers, to obtain financing on favorable terms or at all;
•increases in expenses that are not paid for by, or cannot be passed on to, our customers, such as the cost of complying with laws, regulations and governmental policies;
•the relative illiquidity of real estate investments, especially the specialized real estate properties that we hold and seek to acquire and develop;
•changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, and governmental fiscal policies;
•property restrictions and/or operational requirements pursuant to restrictive covenants, reciprocal easement agreements, operating agreements or historical landmark designations; and
•civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes, tornados, hurricanes and floods, which may result in uninsured and underinsured losses.
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
Our properties are subject to real and personal property taxes. These taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. It is likely that the properties will be reassessed by taxing authorities as a result of (i) the acquisition of the properties by us and (ii) the informational returns that we must file. Some of our customer contracts do not contain provisions requiring our customers to pay their proportionate share of those taxes. Any increase in property taxes on the properties could have a material adverse effect on us.
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
Our properties are subject to federal, state and local environmental, health and safety laws and regulations and zoning requirements, including those regarding the handling of regulated substances and wastes, emissions to the environment and fire codes. For instance, our properties are subject to regulations regarding the storage of petroleum for auxiliary or emergency power and air emissions arising from the use of power generators. In particular, generators at our data center facilities are subject to strict emissions limitations, which could preclude us from using critical back-up systems and lead to significant business disruptions at such facilities and loss of our reputation. If we exceed these emissions limits, we may be exposed to fines and/or other penalties. In addition, we lease some of our properties to our customers who also are subject to such environmental, health and safety laws and zoning requirements. In addition, our properties are subject to the ADA, which may require modifications to our properties, or restrict our ability to renovate our properties. If we, or our customers, fail to comply with these various laws and requirements, we might incur costs and liabilities, including governmental fines and penalties. Moreover, we do not know whether existing laws and requirements will change or, if they do, whether future laws and requirements will require us to make significant unanticipated expenditures that could have a material adverse effect on us. Environmental noncompliance liability also could affect a customer’s ability to make rental payments to us.
Our properties may contain or develop harmful mold or suffer from other adverse conditions, such as asbestos, which could lead to liability for adverse health effects and costs of remediation.
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
Additionally, some of our properties may contain, or may have contained, asbestos-containing building materials, which may subject us to additional costs to comply with laws relating to the management and removal of these materials, or fines if we fail to comply with such laws.
Thus, conditions related to mold or other airborne contaminants as well as becoming subject to penalties or other liabilities as a result of ACM at one or more of our properties, could have a material adverse effect on us.
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
Risks Related to Our Organizational Structure
As of December 31, 2020, Chad L. Williams, our Chairman and Chief Executive Officer, owned approximately 9.1% of QTS’ outstanding common stock on a fully diluted basis and has the ability to exercise significant influence on the company and any matter presented to its stockholders.
As of December 31, 2020, Chad L. Williams, our Chairman, President and Chief Executive Officer owned approximately 9.1% of QTS’ outstanding common stock on a fully diluted basis. Mr. Williams has a significant vote in matters submitted to a vote of stockholders as a result of his ownership of Class B common stock, which gives him voting power equal to his economic interest in QTS as if he had exchanged all of his units of limited partnership interest (Operating Partnership units or "OP units"), for shares of Class A common stock, including in the election of directors. No other stockholder is permitted to own more than 7.5% of the aggregate of the outstanding shares of its common stock, except for certain designated investment entities that may own up to 9.8% of the aggregate of the outstanding shares of its common stock, subject to certain conditions, and except as approved by the board of directors pursuant to the terms of QTS’ charter. Consequently, Mr. Williams may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of the board of directors and approval of significant corporate transactions, such as business combinations, consolidations and mergers, as well as the determination of its day-to-day business decisions and management policies. As a result, Mr. Williams could exercise his influence on QTS in a manner that conflicts with the interests of other stockholders. Mr. Williams may have interests that differ from other stockholders, including by reason of his remaining interest in the Operating Partnership, and may accordingly vote in ways that may not be consistent with the interests of holders of Class A common stock. Moreover, if Mr. Williams were to sell, or otherwise transfer, all or a large percentage of his holdings, the market price of QTS’ common stock could decline and QTS could find it difficult to raise the capital necessary for it to execute its business and growth strategies.
The tax protection agreement, during its term, could limit our ability to sell or otherwise dispose of certain properties and may require the Operating Partnership to maintain certain debt levels and agree to certain terms with lenders that otherwise would not be required to operate our business.
In connection with the IPO, we entered into a tax protection agreement with Chad L. Williams, our Chairman and Chief Executive Officer, and his affiliates and family members who own OP units that provides that if (1) we sell, exchange, transfer, convey or otherwise dispose of our Atlanta (DC-1), Atlanta-Suwanee or Santa Clara data centers in a taxable transaction prior to January 1, 2026, referred to as the protected period, (2) cause or permit any transaction that results in the disposition by Mr. Williams or his affiliates and family members who own OP units of all or any portion of their interests in the Operating Partnership in a taxable transaction during the protected period or (3) fail prior to the expiration of the protected period to maintain approximately $175 million of indebtedness that would be allocable to Mr. Williams and his affiliates for tax purposes or, alternatively, fail to offer Mr. Williams and his affiliates and family members who own OP units the opportunity to guarantee specific types of the Operating Partnership’s indebtedness in order to enable them to continue to defer certain tax liabilities, we will indemnify Mr. Williams and his affiliates and family members who own OP units against certain resulting tax liabilities. Therefore, although it may be in our stockholders’ best interests that we sell, transfer, convey or otherwise dispose of one of these properties, it may be economically prohibitive for us to do so during the protected period because of these indemnity obligations. Moreover, these obligations may require us to maintain more or different indebtedness or agree to terms with our lenders that we would not otherwise agree to. As a result, the tax protection agreement will, during its term, restrict our ability to take actions or make decisions that otherwise would be in our best interests. As of December 31, 2020, our Atlanta (DC-1), Atlanta-Suwanee and Santa Clara data centers represented approximately 44% of our annualized rent.
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

In order for QTS to maintain its qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (defined in the Code to include certain entities) at any time during the last half of each taxable year. QTS’ charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may actually or constructively own more than 7.5% of the aggregate of the outstanding shares of our common stock by value or by number of shares, whichever is more restrictive, or 7.5% of the aggregate of the outstanding shares of our preferred stock by value or by number of shares, whichever is more restrictive, subject to exceptions for certain designated investment entities and Chad L. Williams, his family members and entities owned by or for the benefit of them.
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
Certain provisions of the Maryland General Corporation Law (or MGCL) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting power of our shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and
•“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
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
Provisions in the partnership agreement of the Operating Partnership may delay, defer or prevent unsolicited acquisitions of us or changes in our control. These provisions include, among others:
•redemption rights of qualifying parties;
•a requirement that we may not be removed as the general partner of the Operating Partnership without our consent;
•transfer restrictions on our OP units;
•our inability, as general partner, in some cases, to amend the partnership agreement without the consent of the limited partners; and
•the right of the limited partners to consent to transfers of the general partnership interest and mergers under specified circumstances.
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
Under Maryland law generally, a director is required to perform his or her duties in good faith, in a manner he or she reasonably believes to be in the best interests of our company and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under Maryland law, directors are presumed to have acted with this standard of care. In addition, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.
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
As of December 31, 2020, we had 64,453,752 shares of our Class A common stock outstanding and 9,961,497 shares of our Class A common stock sold on a forward basis which are not yet outstanding. In addition, as of December 31, 2020, we had 126,366 shares of our Class B common stock and 6,557,699 OP units outstanding (each of which may, and in certain cases must, exchange into shares of Class A common stock on a one-for-one basis). In addition, as of December 31, 2020, we had 3,162,500 shares of Series B Preferred Stock, which are convertible into shares of Class A common stock at any time at the option of the holder. Subject to applicable law, our board of directors has the authority, without further stockholder approval, to issue additional shares of common stock and preferred stock on the terms and for the consideration it deems appropriate.
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
We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities (including OP units), warrants or options, will dilute the holdings of our existing common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our common stock. Our Series A Preferred Stock and our Series B Preferred Stock has a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. In addition, our Series B Preferred Stock is convertible, at any time, at the option of the holder thereof, into shares of our Class A common stock per share of Series B Preferred Stock, subject to certain adjustments including adjustments on a fundamental change transaction. As a result, the issuance of additional shares of our Class A common stock upon conversion of the Series B Preferred Stock will dilute the ownership interest of our Class A common stockholders and could have a dilutive effect on earnings per share of our Class A common stock and funds from operations per share of our Class A common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital-raising efforts. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the market price of our common stock.
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
The market price of our common stock may be volatile. The stock markets, including the NYSE, on which our common stock is listed, have experienced significant price and volume fluctuations. As a result, the market price of our common stock is likely to be similarly volatile, and could decline significantly, unrelated to our operating performance or prospects. The market price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section of this Form 10-K and others such as:

•our operating performance and prospects and those of other similar companies;
•actual or anticipated variations in our financial condition, liquidity, results of operations, FFO, Operating FFO, Adjusted Operating FFO, NOI, EBITDAre or MRR in the amount of distributions, if any, paid to our stockholders;
•changes in our estimates or those of securities analysts relating to our earnings or other operating metrics;
•publication of research reports about us, our significant customers, our competition, data center companies generally, the real estate industry or the technology industry;
•additions or departures of key personnel;
•the passage of legislation or other regulatory developments that adversely affect us or our industry;
•changes in market valuations of similar companies;
•adverse market reaction to leverage we may incur or equity we may issue in the future;
•actions by institutional stockholders;
•actual or perceived accounting issues, including changes in accounting principles;
•compliance with NYSE requirements;
•our qualification as a REIT;
•terrorist acts;
•speculation in the press or investment community;
•the realization of any of the other risk factors presented in this Form 10-K;
•adverse developments in the creditworthiness, business or prospects of one or more of our significant customers; and
•general market, economic and political conditions.
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
QTS elected to be taxed as a REIT, commencing with our taxable year ended December 31, 2013, when we filed our U.S federal income tax return for that year. We believe that we have been organized and have operated and will continue to operate in conformity with the requirements for qualification and taxation as a REIT. QTS’ qualification as a REIT, and maintenance of such qualification, depends upon our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of its gross income, the composition and values of its assets, its distributions to its stockholders of at least 90% of its annual “REIT taxable income” (determined without regard to the dividends-paid deduction and excluding net capital gain) and the concentration of ownership of its equity shares. The complexity of these provisions and of the applicable U.S. Department of Treasury regulations (“Treasury Regulations”) that have been promulgated under the Code is greater in the case of a REIT that, like QTS, holds its assets through a partnership and conducts significant business operations through one or more taxable REIT subsidiaries (each a “TRS”). Even a technical or inadvertent mistake could jeopardize QTS’ REIT status. Accordingly, we cannot be certain that our organization and operation will enable QTS to qualify as a REIT for U.S. federal income tax purposes.

If QTS loses its REIT status, we will face serious tax consequences that could adversely affect our ability to raise capital and the Operating Partnership’s ability to service its indebtedness for each of the years involved because:
•we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates and, therefore, would have to pay significant income taxes; and
•unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which it was disqualified.
In addition, if QTS fails to qualify as a REIT, we will not be required to make distributions to stockholders.
Even if QTS qualifies as a REIT, we will be subject to some taxes that will reduce our cash flow.
Even if QTS qualifies for taxation as a REIT, we may be subject to certain U.S. federal, state, local and foreign taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. For example, our TRSs and certain of our subsidiaries are subject to U.S. federal, state, local, and foreign corporate-level income taxes on their net taxable income, if any, which primarily consists of the revenues from the managed service business. In addition, QTS may incur a 100% excise tax on transactions with our TRSs if they are not conducted on an arm’s-length basis. See “The ownership limitation on TRS stock could limit the growth of the managed services business, and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms” below.
Moreover, if we have net income from the sale of properties that are "dealer" properties (a “prohibited transaction,” under the Code) that income will be subject to a 100% penalty tax. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would reduce our cash flow and could decrease cash available for distribution to stockholders and decrease cash available to service the Operating Partnership’s indebtedness.
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
The maximum tax rate applicable to income from "qualified dividends" payable by non-REIT “C” corporations to U.S. stockholders that are individuals, trusts and estates generally is 20% (excluding the 3.8% net investment income tax). Dividends payable by REITs, however, generally are not eligible for the current reduced rate, except to the extent that certain holding requirements have been met and a REIT's dividends are attributable to dividends received by a REIT from taxable corporations (such as a TRS), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as "capital gains dividends." For taxable years beginning before January 1, 2026, U.S. stockholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those U.S. stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by non-REIT “C” corporations. Although the reduced rates applicable to dividend income from non-REIT “C” corporations do not adversely affect the taxation of REITs or dividends payable by REITs, it could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT “C” corporations that pay dividends, which could depress the market price of the stock of REITs, including our common stock.
QTS may in the future choose to make distributions in the form of shares of common stock, in which case stockholders may be required to pay income taxes in excess of the cash dividends they receive.
To make required REIT distributions and preserve cash, we might elect to make taxable distributions that are payable partly in cash and partly in shares of our common stock. If we made a taxable dividend payable in cash and shares of our common stock, taxable stockholders receiving such distributions will be taxed on the full amount of the distribution that otherwise would be a dividend for tax purposes, even though part is paid in stock. If we made a taxable dividend payable in cash and our common stock and a significant number of stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
Complying with REIT requirements may cause the Operating Partnership to liquidate or forgo otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities (the “75% asset test”). The remainder of our investments (other than securities includable in the 75% asset test, and securities issued by our TRSs) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than securities includable in the 75% asset test, and securities issued by our TRSs) can consist of the securities of any one issuer no more than 20% of the value of our total assets can be represented by securities of one or more TRS, and debt instruments issued by publicly offered REITs, to the extent not secured by real property or interests in real property, cannot exceed 25% of the value of our total assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, the Operating Partnership may be required to liquidate or forgo otherwise attractive investment opportunities. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders and the Operating Partnership’s income and amounts available to service its indebtedness.
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

Pursuant to the final Section 162(m) regulations released on December 18, 2020, Section 162(m) applies to a publicly held corporation’s distributive share of a partnership’s deduction for compensation expense if the deduction is attributable to compensation paid by the partnership after December 18, 2020 (unless paid pursuant to a written binding contract in effect on December 20, 2019); therefore, deductions for compensation paid to our executive officers may be limited. If compensation deductions are limited, our required REIT distributions will be higher.
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
General Risk Factors
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our Portfolio
We operate a portfolio of 28 data center properties located throughout the United States, Canada and Europe. Within the U.S., we are located in some of the top U.S. data center markets and other high-growth markets. Our data centers are highly specialized, full-service, mission-critical facilities used by our customers to house, power and cool the networking equipment and computer systems that support their most critical business processes.
Operating Properties
The following table presents an overview of the portfolio of operating properties that we own or lease, referred to herein as our operating properties, based on information as of December 31, 2020. The table excludes data center development associated with available land we own that is not being actively developed. On February 22, 2019, the Company entered into an agreement whereby it contributed a data center in Manassas, Virginia to a 50% owned unconsolidated entity. Balances in the following table represent the unconsolidated entity at its 100% share. QTS’s pro rata share of the unconsolidated entity is 50%.

			Operating Net Rentable Square Feet (Operating NRSF) (1)
Property	Year Acquired (2)	Gross Square Feet (3)	Raised Floor (4)	Office & Other (5)	Supporting Infrastructure (6)	Total	% Occupied (7)	Annualized Rent (8)	Available Utility Power (MW) (9)	Basis of Design (BOD) NRSF	Current Raised Floor as a % of BOD
Richmond, VA	2010	1,318,353	140,398	51,093	153,450	344,941	94.2%	$37,187,047	110	557,309	25.2%
Atlanta, GA (DC - 1)	2006	968,695	527,186	36,953	364,815	928,954	98.1%	121,463,895	72	527,186	100.0%
Irving, TX	2013	698,000	208,114	15,300	228,656	452,070	95.6%	55,202,607	140	275,701	75.5%
Princeton, NJ	2014	553,930	58,157	2,229	111,405	171,791	100.0%	10,514,807	22	158,157	36.8%
Atlanta, GA (DC - 2)	2020	495,000	55,896	9,250	51,250	116,396	100.0%	13,665,431	100	240,000	23.3%
Chicago, IL	2014	474,979	98,500	4,931	98,022	201,453	92.0%	24,693,311	56	215,855	45.6%
Ashburn, VA (DC - 1) (10)	2018	445,000	148,824	13,199	152,444	314,467	96.7%	12,979,980	50	178,000	83.6%
Suwanee, GA	2005	369,822	212,975	8,697	107,128	328,800	88.7%	60,024,479	36	212,975	100.0%
Piscataway, NJ	2016	360,000	118,263	19,243	116,289	253,795	90.7%	23,105,473	111	176,000	67.2%
Netherlands facilities (11)	2019	312,114	38,632	—	47,367	85,999	84.7%	5,830,309	92	158,000	24.5%
Fort Worth, TX	2016	261,836	71,147	17,232	125,794	214,173	67.4%	5,713,534	50	80,000	88.9%
Hillsboro, OR	2020	158,000	23,563	1,000	20,240	44,803	81.3%	1,936,164	30	85,000	27.7%
Santa Clara, CA (12)	2007	135,322	59,905	1,238	45,094	106,237	89.1%	23,553,172	11	80,940	74.0%
Sacramento, CA	2012	92,644	54,595	2,794	23,916	81,305	45.5%	10,970,678	8	54,595	100.0%
Dulles, VA (13)	2017	66,751	26,625	—	22,206	48,831	97.5%	17,995,391	11	44,545	59.8%
Leased facilities (14)	2006 & 2015	187,706	59,065	18,650	41,901	119,616	88.4%	23,634,711	11	79,717	74.1%
Other (15)	Misc.	147,435	22,380	98,674	30,074	151,128	75.8%	9,063,116	5	22,380	100.0%
		7,045,587	1,924,225	300,483	1,740,051	3,964,759	92.5%	$457,534,105	915	3,146,360	61.2%

New Property Development
Ashburn, VA (DC - 2) (16)	2021	310,000	—	—	—	—	—%	—	—	169,664	—%
Manassas, VA (DC - 2) (17)	2021	340,000	—	—	—	—	—%	—	—	160,000	—%

Unconsolidated Properties - at the Entity's 100% Share (18)
Manassas, VA (DC - 1)	2018	118,031	33,600	12,663	39,044	85,307	100.0%	9,856,599	135	66,324	50.7%

Total Properties		7,813,618	1,957,825	313,146	1,779,095	4,050,066	92.6%	$467,390,704	1,050	3,542,348	55.3%

(1)Represents the total square feet of a building that is currently leased or available for lease plus developed supporting infrastructure, based on engineering drawings and estimates, but does not include space held for redevelopment or space used for our own office space.

(2)With respect to acquisitions, represents the year a property was acquired. With respect to properties under lease, represents the year our initial lease commenced for the property. With respect to new data center construction, represents the year the facility was opened or expected to be opened.
(3)With respect to our owned properties, gross square feet represents the entire building area. With respect to leased properties, gross square feet represents that portion of the gross square feet subject to our lease. Gross square feet includes 424,246 square feet of our office and support space, which is not included in operating NRSF.
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
(9)Represents installed utility power and transformation capacity that is available for use by the facility as of December 31, 2020.
(10)This property was formerly known as “Ashburn, VA” but has been renamed “Ashburn, VA (DC-1)” to distinguish between the existing data center and the new property development shown as “Ashburn, VA (DC-2)” within the New Property Development section.
(11)Consists of two data centers located in Eemshaven, Netherlands and Groningen, Netherlands.
(12)Subject to long-term ground lease.
(13)Consists of one data center in Dulles, Virginia. The Dulles campus previously consisted of two data center buildings, however as of December 31, 2020, the Company had relocated customers from the smaller and older facility to the new facility in order to optimize its operating cost structure.
(14)Includes 7 facilities. All facilities are leased, including one subject to a finance lease.
(15)Consists of Miami, FL; Lenexa, KS; and Overland Park, KS facilities.
(16)Represents the development of a new data center building at our Ashburn, VA campus.
(17)Represents the development of a new data center building at our Manassas, VA campus. The Manassas, VA (DC - 2) data center is 100% owned and consolidated by QTS and is separate from the Manassas, VA (DC-1) data center that is owned by the unconsolidated entity.
(18)Represents our unconsolidated entity at 100% share. Our equity ownership of the unconsolidated entity is 50%.

Development Pipeline
The following table presents an overview of our development pipeline, based on information as of December 31, 2020.

	Raised Floor NRSF Overview as of December 31, 2020
Property	Current NRSF in Service	Under Construction (1)	Future Available (2)	Basis of Design NRSF	Approximate Acreage of Available Land (3)
Richmond, VA	140,398	27,000	389,911	557,309	182.2
Atlanta, GA (DC - 1)	527,186	—	—	527,186	—
Irving, TX	208,114	34,000	33,587	275,701	29.4
Princeton, NJ	58,157	—	100,000	158,157	65.0
Atlanta, GA (DC - 2)	55,896	61,500	122,604	240,000	50.3
Chicago, IL	98,500	28,000	89,355	215,855	23.0
Ashburn, VA (DC - 1) (4)	148,824	14,000	15,176	178,000	7.3
Suwanee, GA	212,975	—	—	212,975	15.4
Piscataway, NJ	118,263	20,000	37,737	176,000	—
Netherlands facilities (5)	38,632	—	119,368	158,000	—
Fort Worth, TX	71,147	—	8,853	80,000	26.5
Hillsboro, OR	23,563	—	61,437	85,000	34.7
Santa Clara, CA	59,905	4,000	17,035	80,940	—
Sacramento, CA	54,595	—	—	54,595	—
Dulles, VA	26,625	—	17,920	44,545	—
Leased facilities (6)	59,065	—	20,652	79,717	—
Phoenix, AZ	—	—	—	—	84.2
Other (7)	22,380	—	—	22,380	113.0
	1,924,225	188,500	1,033,635	3,146,360	631.0

New Property Development
Ashburn, VA (DC - 2) (8)	—	73,000	96,664	169,664	55.6
Manassas, VA (DC - 2) (9)	—	30,000	130,000	160,000	98.2

Unconsolidated Properties - at the Entity's 100% Share (10)
Manassas, VA (DC-1)	33,600	11,000	21,724	66,324	—

	1,957,825	302,500	1,282,023	3,542,348	784.8

(1)Reflects NRSF at a facility for which the initiation of substantial activities has begun to prepare the property for its intended use on or before December 31, 2021.
(2)Reflects NRSF at a facility for which the initiation of substantial activities has begun to prepare the property for its intended use after December 31, 2021.
(3)The total cost basis of available land, which is land available for future development, is approximately $253.0 million, of which approximately $214.6 million is included in Construction in Progress on the consolidated balance sheet. The Basis of Design NRSF does not include any build-out on the available land.
(4)This property was formerly known as “Ashburn, VA” but has been renamed “Ashburn, VA (DC-1)” to distinguish between the existing data center and the new property development shown as “Ashburn, VA (DC-2)” within the new property development section.
(5)Consists of two data centers located in Eemshaven, Netherlands and Groningen, Netherlands.
(6)Includes 7 facilities. All facilities are leased, including one subject to a finance lease.
(7)Consists of Miami, FL; Lenexa, KS; and Overland Park, KS facilities as well as land holdings in Texas.
(8)Represents the development of a new data center building at our Ashburn, VA campus.
(9)Represents the development of a new data center building at our Manassas, VA campus. The Manassas, VA (DC - 2) data center is 100% owned and consolidated by QTS and is separate from the Manassas, VA (DC-1) data center owned by the unconsolidated entity.
(10)Represents our unconsolidated entity at 100% share. Our equity ownership of the unconsolidated entity is 50%.

The table below sets forth our estimated costs for completion of our major development projects currently under construction and expected to be operational by December 31, 2021 (dollars in millions):

	Under Construction Costs (1)
Property	Actual (2)	Estimated Cost to Completion (3)	Total	Expected Completion date
Atlanta, GA (DC - 2)	$63	$93	$156	Q1, Q2 & Q4 2021
Richmond, VA	30	7	37	Q3 2021
Piscataway, NJ	7	27	34	Q2 & Q4 2021
Irving, TX	24	10	34	Q1 & Q2 2021
Ashburn, VA (DC - 1) (4)	10	21	31	Q1 2021
Hillsboro, OR	12	15	27	Q1 & Q2 2021
Chicago, IL	7	19	26	Q2 2021
Santa Clara, CA	7	11	18	Q2 2021
Totals	160	203	363

New Property Development
Ashburn, VA (DC - 2) (5)	45	109	154	Q2, Q3 & Q4 2021
Manassas, VA (DC - 2) (6)	5	90	95	Q4 2021

Unconsolidated Properties - at the Company's 50% Share (7)
Manassas, VA (DC - 1)	2	11	13	Q3 2021

Totals	$212	$413	$625

(1)In addition to projects currently under construction, our near-term development projects are expected to be delivered in a modular manner, and we currently expect to invest additional capital to complete these near term projects. The ultimate timing and completion of, and the commitment of capital to, our future development projects are within our discretion and will depend upon a variety of factors, including the actual contracts executed, availability of financing and our estimation of the future market for data center space in each particular market.
(2)Represents actual costs under construction through December 31, 2020. In addition to the $212 million of construction costs incurred through December 31, 2020 for development expected to be completed by December 31, 2021, as of December 31, 2020 we had incurred $817 million of additional costs (including acquisition costs and other capitalized costs) for other development projects that are expected to be completed after December 31, 2021.
(3)Represents management’s estimate of the additional costs required to complete the current NRSF under development. There may be an increase in costs if customers’ requirements exceed our current basis of design.
(4)This property was formerly known as “Ashburn, VA” but has been renamed “Ashburn, VA (DC-1)” to distinguish between the existing data center and the new property development labeled “Ashburn, VA (DC – 2)” within the new property development section.
(5)Represents the development of a new data center building in our Ashburn, VA market.
(6)Represents the development of a new data center building at our Manassas, VA campus. The Manassas, VA (DC - 2) data center is 100% owned and consolidated by QTS and is separate from the Manassas, VA (DC-1) data center owned by the unconsolidated entity.
(7)Represents our unconsolidated entity at 100% share. Our equity ownership of the unconsolidated entity is 50%.
We also own an aggregate of approximately 785 acres of additional available land at certain of our data center properties which can support the development of approximately 16.4 million additional square feet of raised floor.

Customer Diversification
Our portfolio is currently leased to more than 1,200 customers comprised of companies of all sizes representing an array of industries, each with unique and varied business models and needs. The following table sets forth information regarding the 10 largest customers in our portfolio based on annualized rent as of December 31, 2020:

Principal Customer Industry	Number of Locations	Annualized Rent (1)	% of Portfolio Annualized Rent	Weighted Average Remaining Lease Term (Months) (2)
Content & Digital Media	2	$60,453,011	13.1%	37
Cloud & IT Services	4	24,916,488	5.4%	52
Cloud & IT Services	1	19,259,485	4.2%	15
Content & Digital Media	4	15,889,964	3.4%	19
Cloud & IT Services	8	14,451,843	3.1%	38
Cloud & IT Services	5	11,544,146	2.5%	46
Cloud & IT Services	3	10,878,813	2.4%	44
Network	14	7,056,432	1.5%	56
Government & Security	1	6,977,837	1.5%	27
Retail	1	6,640,712	1.4%	18
Total / Weighted Average		$178,068,731	38.5%	36

(1)Annualized rent is presented for leases commenced as of December 31, 2020. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases (which represent customer leases that have been executed but for which lease payments have not commenced) as of a particular date unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.
(2)Weighted average based on customer’s percentage of total annualized rent expiring as of December 31, 2020.
The following chart shows the breakdown of all our customers by industry based on annualized rent as of December 31, 2020:

Industry	% of Total Annualized Rent as of December 31, 2020
Cloud & IT Services	31.8%
Content & Digital Media	20.7%
Financial Services	13.8%
Network	7.5%
Health Care	6.8%
Government & Security	5.7%
Retail	4.8%
Other	8.9%
Total	100.0%
Lease Distribution by Product Type

Product Type (1)	Total Leased Raised Floor (2)	% of Portfolio Leased Raised Floor	Annualized Rent (3)	% of Portfolio Annualized Rent
Hyperscale	866,084	60%	$170,692,207	37%
Hybrid Colocation	582,877	40%	291,770,198	63%
Portfolio Total	1,448,961	100%	$462,462,405	100%

(1)Represents all leases in our portfolio for which billing has commenced as of December 31, 2020.
(2)Represents the square footage of raised floor at a property under lease as specified in the lease and that has commenced billing as of December 31, 2020.
(3)Annualized rent is presented for leases commenced as of December 31, 2020. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.
Lease Expirations
The following table sets forth a summary schedule of the lease expirations as of December 31, 2020 at the properties in our portfolio, excluding leases that have been booked but not billed. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights are exercised:

Year of Lease Expiration	Number of Leases Expiring (1)	Total Raised Floor of Expiring Leases	% of Portfolio Leased Raised Floor	Annualized Rent (2)	% of Portfolio Annualized Rent
Month-to-Month (3)	761	31,512	2%	$23,997,743	5%
2021	1,952	315,377	22%	130,196,869	28%
2022	1,278	356,411	25%	124,564,587	27%
2023	836	140,732	10%	67,924,294	15%
2024	340	179,773	12%	48,856,740	11%
2025	220	204,874	14%	30,630,101	7%
2026	41	38,563	3%	5,049,819	1%
2027	72	57,673	4%	5,908,672	1%
2028	26	10,009	1%	1,079,479	—%
2029	20	45,504	2%	10,250,101	2%
2030	4	68,525	5%	14,004,000	3%
After 2030	1	8	—%	—	—%
Portfolio Total	5,551	1,448,961	100%	$462,462,405	100%

(1)Represents each agreement with a customer signed as of December 31, 2020 for which billing has commenced; a lease agreement could include multiple spaces and a customer could have multiple leases.
(2)Annualized rent is presented for leases commenced as of December 31, 2020. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.
(3)Consists of annualized rent associated with customer leases whose original contract terms ended on December 31, 2020 and have signed a renewal or are eligible for renewal, as well as customers whose leases expired prior to December 31, 2020 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.
Description of Our Properties
Below is a description of our properties. More detail is provided for the properties that represent more than ten percent of our total assets or accounted for more than ten percent of our aggregate gross revenues or both as of and for the year ended December 31, 2020.
Atlanta, Georgia Campus
Our Atlanta (DC-1) facility, formerly known as Atlanta-Metro, is currently our largest data center based on total operating NRSF. As of December 31, 2020, the property consisted of approximately 969,000 gross square feet with approximately 929,000 total operating NRSF, including approximately 527,000 raised floor operating NRSF. An on-site Georgia Power substation supplies 72 MW of utility power to the facility, which is backed up by diesel generators, and the facility has 120

MW of transformer capacity. The facility also includes a small amount of private “Class A” office space. As of December 31, 2020, the facility was approximately 98% occupied by 239 customers across our product offerings.
Portions of the Atlanta (DC-1) facility are included in our development pipeline, as we plan to continue to expand the facility in multiple phases. During the year ended December 31, 2020, we placed approximately 49,000 NRSF of raised floor into service. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 929,000 total operating NRSF, including approximately 527,000 NRSF of raised floor.
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
During the year ended December 31, 2020, we completed the first phase of construction of a second megascale data center Atlanta (DC-2) on our land adjacent to the existing Atlanta (DC-1) facility. During the year ended December 31, 2020, we opened the facility and placed approximately 56,000 NRSF of raised floor into service. The Atlanta (DC-2) facility is included within our development pipeline, as we plan to develop additional phases of the facility. Upon completion of the build out of the facility, we anticipate that the facility would contain approximately 495,000 gross square feet and 240,000 raised floor NRSF. We anticipate that this phase of development will cost (in addition to the $63 million already incurred as of December 31, 2020) approximately $93 million in the aggregate based on current estimates.
Lease Expirations. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2020 at the Atlanta, Georgia campus (inclusive of DC-1 and DC-2). Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

Year of Lease Expiration	Number of Leases Expiring (1)	Total Raised Floor of Expiring Leases	% of Facility Leased Raised Floor	Annualized Rent (2)	% of Facility Annualized Rent
Month-to-Month (3)	195	13,663	3%	$7,118,136	5%
2021	304	150,879	30%	39,667,038	29%
2022	213	194,225	39%	46,565,589	35%
2023	117	34,532	7%	13,115,497	10%
2024	66	32,249	7%	9,202,880	7%
2025	29	27,189	5%	5,856,974	4%
2026	6	—	—%	138,226	—%
2027	23	1,216	—%	604,769	—%
2028	—	—	—%	—	—%
2029	10	3,445	1%	692,217	1%
2030	1	38,404	8%	12,168,000	9%
After 2030	—	—	—%	—	—%
Portfolio Total	964	495,802	100%	$135,129,326	100%

(1)Represents each lease with a customer signed as of December 31, 2020 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.
(2)Annualized rent is presented for leases commenced as of December 31, 2020. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.
(3)Consists of annualized rent associated with customer leases whose original contract terms ended on December 31, 2020 and have signed a renewal or are eligible for renewal, as well as customers whose leases expired prior to December 31, 2020 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.
Primary Customers. The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Atlanta, Georgia campus (inclusive of DC-1 and DC-2), as of December 31, 2020:

Principal Customer Industry	Weighted Average Remaining Lease Term (Months) (1)	Renewal Option	Annualized Rent (2)	% of Facility Annualized Rent
Content & Digital Media	37	2x3 years & 1x5 years	$60,453,011	45%
Content & Digital Media	15	2x5 years	11,755,448	9%
Cloud & IT Services	42	2x3 years	9,162,813	7%

(1)Weighted average based on customer’s percentage of total annualized rent expiring as of December 31, 2020.
(2)Annualized rent is presented for leases commenced as of December 31, 2020. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.
Historical Percentage Leased and Annualized Rental Rates. The following table sets forth the leasable raised floor, percentage leased, annualized rent and annualized rent per leased raised square foot for the Atlanta, Georgia campus (inclusive of DC-1 and DC-2):

Date	Facility Leasable Raised Floor	% Occupied and Billing (1)	Annualized Rent (2)	Annualized Rent per Leased Square Foot
December 31, 2020	504,420	98%	$135,129,326	$273
December 31, 2019	449,712	96%	114,298,127	266
December 31, 2018	408,986	99%	101,394,293	250
December 31, 2017	392,114	96%	96,559,779	256
December 31, 2016	388,227	94%	92,848,008	254

(1)Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of the applicable date, divided by leasable raised floor based on the then current configuration of the property, expressed as a percentage.
(2)Annualized rent is presented for leases commenced as of the applicable date. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.
Atlanta-Suwanee
Our Suwanee, Georgia, or Atlanta-Suwanee, facility consists of approximately 370,000 gross square feet, and as of December 31, 2020 it had approximately 329,000 total operating NRSF, including approximately 213,000 raised floor operating NRSF. Georgia Power supplies 36 MW of utility power to the facility, which is backed up by diesel generators. The facility also contains a small amount of “Class A” private office space and our operating service center, which provides 24x7 support to all of our customers and data centers. As of December 31, 2020, the facility was approximately 89% occupied by 303 customers. We are the fee simple owner of the Atlanta-Suwanee facility.
We are not currently redeveloping significant portions of the Atlanta-Suwanee facility.

The facility is adjacent to 15 acres of undeveloped land owned by us that we believe could be developed to provide, at a minimum, an additional approximately 310,000 total operating NRSF, including approximately 210,000 NRSF of raised floor. These 15 acres of undeveloped land are not included in our current development plans.
Lease Expirations. The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2020 at the Atlanta-Suwanee facility. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

Year of Lease Expiration	Number of Leases Expiring (1)	Total Raised Floor of Expiring Leases	% of Facility Leased Raised Floor	Annualized Rent (2)	% of Facility Annualized Rent
Month-to-Month (3)	104	3,573	3%	$3,172,727	5%
2021	436	32,445	27%	21,753,256	36%
2022	226	21,326	17%	13,310,534	22%
2023	161	23,457	19%	13,286,162	22%
2024	19	2,791	2%	1,247,209	2%
2025	18	19,534	16%	5,055,366	9%
2026	1	—	—%	1,500	—%
2027	34	20,194	16%	2,197,725	4%
After 2027	—	—	—%	—	—%
Total	999	123,320	100%	$60,024,479	100%

(1)Represents each lease with a customer signed as of December 31, 2020 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.
(2)Annualized rent is presented for leases commenced as of December 31, 2020. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.
(3)Consists of annualized rent associated with customer leases whose original contract terms ended on December 31, 2020 and have signed a renewal or are eligible for renewal, as well as customers whose leases expired prior to December 31, 2020 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.

Primary Customers. The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Atlanta-Suwanee facility, as of December 31, 2020:

Principal Customer Industry	Weighted Average Remaining Lease Term (Months) (1)	Renewal Option	Annualized Rent (2)	% of Facility Annualized Rent
Cloud & IT Services	25	2x5 years	$5,456,940	9%
Financial Services	59	2x5 years	2,432,200	4%
Network	79	2x5 years	2,291,925	4%

(1)Weighted average based on customer’s percentage of total annualized rent expiring as of December 31, 2020.
(2)Annualized rent is presented for leases commenced as of December 31, 2020. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Historical Percentage Leased and Annualized Rental Rates. The following table sets forth the leasable raised floor, percentage leased, annualized rent and annualized rent per leased raised square foot for the Atlanta-Suwanee facility:

Date	Facility Leasable Raised Floor	% Occupied and Billing (1)	Annualized Rent (2)	Annualized Rent per Leased Square Foot
December 31, 2020	138,993	89%	$60,024,479	$487
December 31, 2019	135,050	93%	60,550,226	480
December 31, 2018	134,684	92%	55,080,296	445
December 31, 2017	135,544	92%	56,998,497	459
December 31, 2016	138,722	80%	59,206,902	537

(1)Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of the applicable date, divided by leasable raised floor based on the then current configuration of the property, expressed as a percentage.
(2)Annualized rent is presented for leases commenced as of the applicable date. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.
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
The Irving facility is included in our development pipeline, as we continue to convert the entire facility into an operating data center in multiple phases. During the year ended December 31, 2020, we placed approximately 20,000 raised floor NRSF into service. Our current under construction redevelopment plans call for the addition of up to approximately 84,000 total operating NRSF, including approximately 34,000 NRSF of raised floor. We own sufficient undeveloped land on the site, approximately 29 acres, that we believe could also be developed to provide an additional 1.3 million total operating NRSF, of which approximately 680,000 NRSF would be raised floor. These 29 acres of undeveloped land are not included in our current development plans.
As of December 31, 2020, the facility was approximately 96% occupied by 175 customers.

Lease Expirations. The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2020 at the Irving facility. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

Year of Lease Expiration	Number of Leases Expiring (1)	Total Raised Floor of Expiring Leases	% of Facility Leased Raised Floor	Annualized Rent (2)	% of Facility Annualized Rent
Month-to-Month (3)	132	1,109	1%	$1,068,857	2%
2021	218	7,653	5%	5,722,573	11%
2022	154	75,346	46%	22,826,722	41%
2023	124	15,524	9%	6,361,439	12%
2024	53	50,505	30%	15,531,516	28%
2025	51	10,519	6%	3,463,631	6%
2026	—	—	—%	—	—%
2027	2	2,013	1%	191,761	—%
2028	4	3,151	2%	36,108	—%
After 2028	—	—	—%	—	—%
Portfolio Total	738	165,820	100%	$55,202,607	100%

(1)Represents each lease with a customer signed as of December 31, 2020 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.
(2)Annualized rent is presented for leases commenced as of December 31, 2020. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.
(3)Consists of annualized rent associated with customer leases whose original contract terms ended on December 31, 2020 and have signed a renewal or are eligible for renewal, as well as customers whose leases expired prior to December 31, 2020 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.

Primary Customers. The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Irving facility, as of December 31, 2020:

Principal Customer Industry	Weighted Average Remaining Lease Term (Months) (1)	Renewal Option	Annualized Rent (2)	% of Facility Annualized Rent
Cloud & IT Services	15	2x5 years	$19,259,485	35%
Cloud & IT Services	45	2x5 years	13,944,738	25%

(1)Weighted average based on customer’s percentage of total annualized rent expiring as of December 31, 2020.
(2)Annualized rent is presented for leases commenced as of December 31, 2020. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Historical Percentage Leased and Annualized Rental Rates. The following table sets forth the leasable raised floor, percentage leased, annualized rent and annualized rent per leased raised square foot for the Irving facility:

Date	Facility Leasable Raised Floor	% Occupied and Billing (1)	Annualized Rent (2)	Annualized Rent per Leased Square Foot
December 31, 2020	173,392	96%	$55,202,607	$333
December 31, 2019	165,838	95%	51,259,686	326
December 31, 2018	165,518	95%	50,666,209	323
December 31, 2017	138,307	96%	43,876,400	331
December 31, 2016	120,776	97%	29,318,582	251

(1)Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of the applicable date, divided by leasable raised floor based on the then current configuration of the property, expressed as a percentage.
(2)Annualized rent is presented for leases commenced as of the applicable date. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.
Ashburn
In August 2017, we completed the acquisition of approximately 24 acres of land in Ashburn, Virginia and constructed a mega data center facility (DC-1) on the acquired land parcel. As of December 31, 2020, the property consisted of approximately 445,000 gross square feet with approximately 314,000 total operating NRSF, including approximately 149,000 raised floor operating NRSF. Multiple utility feeders supply 50 MW of utility power to the facility, which is backed up by diesel generators. As of December 31, 2020, the facility was approximately 97% occupied by 14 customers across our product offerings.
The Ashburn facility is included in our development pipeline, as we plan to expand the mega data center in multiple phases. During the year ended December 31, 2020, we placed approximately 80,000 raised floor NRSF into service. Our current under construction development plans call for up to approximately 25,000 total operating NRSF, including approximately 14,000 NRSF of raised floor. We anticipate that this expansion will cost (in addition to $10 million already incurred as of December 31, 2020) approximately $21 million in the aggregate based on current estimates. Longer term, we can further expand the facility by approximately 39,000 total operating NRSF, of which approximately 15,000 would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 445,000 gross square feet, including approximately 178,000 NRSF of raised floor.
In July 2019, we completed the acquisition of approximately 28 acres of land in Ashburn, Virginia and started constructing a mega data center facility (DC-2) on the acquired land parcel. As of December 31, 2020, the property was under development and consisted of approximately 310,000 gross square feet with approximately 170,000 raised floor operating NRSF. Ashburn (DC-2) is expected to be open in 2021.
In addition, in October 2017, we completed the acquisition of approximately 28 acres of land in Ashburn, Virginia, that we believe could also be developed to provide an additional 2 million total operating NRSF, of which approximately 1 million NRSF would be raised floor. These 28 acres of undeveloped land are not included in our current development plans or property table.

Lease Expirations. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2020 at the Ashburn (DC-1) facility. Unless otherwise stated in the footnotes, the information set forth in the table assumes that customers exercise no renewal options and all early termination rights.

Year of Lease Expiration	Number of Leases Expiring (1)	Total Raised Floor of Expiring Leases	% of Facility Leased Raised Floor	Annualized Rent (2)	% of Facility Annualized Rent
Month-to-Month (3)	5	16	0%	$50,400	—%
2021	5	48	0%	87,036	1%
2022	15	3,380	2%	789,060	6%
2023	20	15,420	11%	4,840,176	37%
2024	3	40	0%	8,940	0%
2025	5	85,290	62%	3,723,600	29%
2026	13	3,978	3%	1,323,768	10%
2027	4	14,405	11%	1,239,000	10%
2028	—	—	—%	—	—%
2029	—	—	—%	—	—%
2030	1	14,405	11%	918,000	7%
After 2030	1	8	—%	—	—%
Portfolio Total	72	136,990	100%	$12,979,980	100%

(1)Represents each lease with a customer signed as of December 31, 2020 for which billing has commenced; a lease agreement could include multiple spaces and/or service orders and a customer could have multiple leases.
(2)Annualized rent is presented for leases commenced as of December 31, 2020. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.
(3)Consists of annualized rent associated with customer leases whose original contract terms ended on December 31, 2020 and have signed a renewal or are eligible for renewal, as well as customers whose leases expired prior to December 31, 2020 and have continued on a month-to-month basis. We do not typically enter into month-to-month leases.
Primary Customers. The following table summarizes information regarding primary customers, which are customers occupying 10% or more of the leased raised floor of the Ashburn (DC-1) facility, as of December 31, 2020:

Principal Customer Industry	Weighted Average Remaining Lease Term (Months) (1)	Renewal Option	Annualized Rent (2)	% of Facility Annualized Rent
Health Care	28	2x3 year or 2x5 years	$3,844,218	30%
Cloud & IT Services	52	2x5 years	3,318,000	26%
Cloud & IT Services	98	1x5 years	2,157,000	17%

(1)Weighted average based on customer’s percentage of total annualized rent expiring as of December 31, 2020.
(2)Annualized rent is presented for leases commenced as of December 31, 2020. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.

Historical Percentage Leased and Annualized Rental Rates. The following table sets forth the leasable raised floor, percentage leased, annualized rent and annualized rent per leased raised square foot for the Ashburn (DC-1) facility:

Date	Facility Leasable Raised Floor	% Occupied and Billing (1)	Annualized Rent (2)	Annualized Rent per Leased Square Foot
December 31, 2020	141,669	97%	$12,979,980	$95
December 31, 2019	68,487	95%	6,474,751	99
December 31, 2018	14,230	100%	2,157,036	152

(1)Calculated as data center raised floor that is subject to a signed lease for which billing has commenced as of the applicable date, divided by leasable raised floor based on the then current configuration of the property, expressed as a percentage.
(2)Annualized rent is presented for leases commenced as of the applicable date. We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements.
Below is a description of our other properties.
Richmond
Our Richmond, Virginia data center is situated on an approximately 292-acre site comprised of three large buildings available for data center redevelopment, each with two to three floors, and an administrative building that also has space available for data center redevelopment. As of December 31, 2020, the data center had approximately 1.3 million gross square feet with approximately 345,000 total operating NRSF, including approximately 140,000 of raised floor operating NRSF. The Richmond facility contains approximately 110 MW of utility power, which is backed up by diesel generators. As of December 31, 2020, one of these primary buildings was fully operational as a data center and another was partially operational. We believe that our Richmond facility is situated in an ideal location due to its proximity to Washington, DC, which offers numerous sources of demand for our products including the federal government, and provides geographical diversification from the Northern Virginia data center market. There are three core segments that we believe represent the most significant opportunity for our Richmond data center: entities associated with the federal government, given the highly secured nature of this facility and its proximity to Washington, DC; regulated industries, such as financial institutions, given our investments in security and regulatory compliance; and large enterprise customers, given the large scale of this facility. Our Richmond mega data center can accommodate large and growing customers, while also accommodating colocation and managed services customers, at attractive energy costs.
We acquired our Richmond facility in 2010 through a bankruptcy process. We estimate that the former owner, a semiconductor manufacturer, had invested over $1 billion to develop the facility prior to the bankruptcy. Because the facility operated as a semiconductor fabrication facility prior to our acquisition, it had significant pre-existing infrastructure, including 110 MW of utility power, approximately 25,000 tons of chiller capacity, “Class A” private office space and other related supporting infrastructure. As a result, to date the incremental cost to redevelop the facility into a data center has been lower than the typical cost of ground-up data center development or redevelopment of other types of buildings into data centers. As of December 31, 2020, the facility was approximately 94% occupied by 153 customers across our product offerings.
We are the fee simple owner of the Richmond facility.
The Richmond facility is included in our development pipeline. During the year ended December 31, 2020, we placed approximately 23,000 NRSF of raised floor into service. Our current under construction redevelopment plans call for the addition of up to 52,000 total operating NRSF, including 27,000 NRSF of raised floor. We anticipate that this expansion will cost approximately $7 million in the aggregate based on current estimates (in addition to costs already incurred as of December 31, 2020). Longer term, we can further expand the facility by approximately 888,000 total operating NRSF, of which approximately 390,000 NRSF would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 1.3 million total operating NRSF, including approximately 557,000 NRSF of raised floor.

In addition, we own approximately 182 acres of undeveloped land on the site that we estimate could be developed to provide, at a minimum, an additional approximately 6.3 million total operating NRSF, of which approximately 3.5 million NRSF would be raised floor. These 182 acres of undeveloped land are not included in our current development plans.
Chicago
Our Chicago facility, which we acquired in July 2014, is the former Sun Times Press facility near downtown Chicago, Illinois. We are the fee simple owner of the Chicago facility. The facility consists of approximately 475,000 gross square feet, including approximately 99,000 raised floor operating NRSF.
The Chicago facility is included in our development pipeline, as we plan to convert the facility into an operating data center in multiple phases. During the year ended December 31, 2020, we placed approximately 29,000 raised floor NRSF into service. Our current under construction redevelopment plans call for the addition of up to approximately 177,000 total operating NRSF, including approximately 89,000 NRSF of raised floor. We own sufficient undeveloped land on the site, approximately 23 acres, that we believe could also be developed to provide an additional 350,000 total operating NRSF, of which approximately 200,000 NRSF would be raised floor. These 23 acres of undeveloped land are not included in our current development plans.
As of December 31, 2020, the facility was approximately 92% occupied by 87 customers.
Leased Facilities Acquired in 2015
We acquired leased facilities as part of our acquisition of Carpathia Hosting, Inc. (“Carpathia”) on June 16, 2015. As of December 31, 2020, these leased facilities, including those subject to finance leases, consisted of domestic data centers located in Phoenix, Arizona; San Jose, California and Ashburn, Virginia; and two international data centers located in Toronto, Canada and Amsterdam, Netherlands. As of December 31, 2020, QTS is no longer leasing space at the Secaucus, New Jersey; London, United Kingdom, and Hong Kong facilities. In addition, we significantly reduced our square footage of leased facilities in Ashburn during 2020.
These leased facilities consist of approximately 187,706 gross square feet with approximately 119,616 total operating NRSF, including approximately 59,065 raised floor operating NRSF. We are not currently redeveloping the leased facilities, we have no current plans to further build out or expand any of these leased facilities.
As of December 31, 2020, the facilities were approximately 88.4% occupied by 50 customers. The majority of the customers at these facilities are colocation and managed services customers which lease small amounts of space.
Santa Clara
Our Santa Clara, California facility was acquired in November 2007. The facility, which is owned subject to a long-term ground sublease as described below, consists of two buildings containing approximately 135,000 gross square feet with approximately 106,000 total operating NRSF, including approximately 60,000 raised floor operating NRSF. The facility is situated on a 6.5-acre site in Silicon Valley. Several Silicon Valley Power substations supply 11 MW of utility power to the facility, which is backed up by diesel generators. We believe that Silicon Valley is an ideal data center location due to the large concentration of technology companies and the high local demand for data centers and managed services.
As of December 31, 2020, the facility was approximately 89% occupied by 90 customers.
Our current under construction redevelopment plans call for the addition of approximately 4,000 raised floor operating NRSF. Longer term, we can further expand the facility by approximately 20,000 total operating NRSF, of which approximately 17,000 NRSF would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 131,000 total operating NRSF, including approximately 81,000 NRSF of raised floor.
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
We are not currently redeveloping significant portions of the Sacramento facility.
As of December 31, 2020, the facility was approximately 46% occupied by 123 customers. The majority of the customers at this facility are colocation customers which lease small amounts of space. We are the fee simple owner of the Sacramento facility.
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
As of December 31, 2020, the facility was approximately 77.6% occupied by 107 customers. We intend to continue to lease-up this property. We are the fee simple owner of the Miami facility.
Jersey City
Our Jersey City, New Jersey facility is a leased facility that consists of approximately 122,000 gross square feet with approximately 88,000 total operating NRSF, including approximately 32,000 raised floor operating NRSF. The Jersey City facility was originally leased by another party in March 2004 and we acquired the lease in October 2006 when we acquired the lessee. The lease expires in September 2026 and is subject to one five-year extension option. The facility was redeveloped in November 2006, and we subsequently leased it to service customers in New Jersey and New York. The facility is comprised of four floors of a 19 story building located on one city block in the metropolitan New York City area, six miles from Manhattan. PSE&G supplies 7 MW of utility power to the facility, which is backed up by diesel generators. The facility also contains a small amount of “Class A” office space. We believe that the location in Jersey City provides us with a valuable presence in the tri-state area, where space is highly coveted given the strong demand from financial services firms.
We are not currently redeveloping significant portions of the Jersey City facility. Longer term, we can further expand the facility by approximately 21,000 NRSF of raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 109,000 total operating NRSF, including approximately 53,000 NRSF of raised floor.
As of December 31, 2020, the facility was approximately 76% occupied by 53 customers.

Princeton
Our Princeton, New Jersey facility, which we acquired in June 2014, is located on approximately 194 acres and consists of approximately 554,000 gross square feet, including approximately 58,000 square feet of raised floor, and 22 MW of available utility power. Concurrently with acquiring this data center we entered into a 10 year lease for the facility’s 58,000 square feet of raised floor with Atos, an international information technology services company headquartered in Bezos, France. The lease includes a 15 year renewal at the option of Atos.
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
As of December 31, 2020, the facility was approximately 100% occupied by 1 customer.
Piscataway
Our Piscataway, New Jersey facility, which we acquired in June 2016, currently consists of approximately 360,000 gross square feet with approximately 254,000 total operating NRSF, including approximately 118,000 raised floor operating NRSF. The property is located on a 38-acre campus and includes an on-site 111 MW substation as well as solar panels that produce approximately 2 MW of power.
The Piscataway facility is included in our development pipeline. During the year ended December 31, 2020, we placed approximately 14,000 NRSF of raised floor into service. Our current under construction redevelopment plans call for the addition of up to 36,000 total operating NRSF, including 20,000 NRSF of raised floor. We anticipate that this expansion will cost approximately $27 million in the aggregate based on current estimates (in addition to costs already incurred as of December 31, 2020). Longer term, we can further expand the facility by approximately 64,000 total operating NRSF, of which approximately 38,000 would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 354,000 total operating NRSF, including approximately 176,000 NRSF of raised floor.
As of December 31, 2020, the facility was approximately 91% occupied by 85 customers.
Fort Worth
Our Fort Worth, Texas facility, which we acquired in December 2016, is located on approximately 53 acres and consists of approximately 262,000 gross square feet, including approximately 71,000 square feet of raised floor and 50 MW of available utility power. The facility is located approximately 20 miles from our Irving, Texas data center.
The Fort Worth facility is included in our development pipeline, as we plan to convert the facility into an operating data center in multiple phases. During the year ended December 31, 2020, we placed approximately 33,000 raised floor NRSF into service. Longer term, we can further expand the facility by approximately 36,000 total operating NRSF, of which approximately 9,000 would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 251,000 total operating NRSF, including approximately 80,000 NRSF of raised floor.
As of December 31, 2020, the facility was approximately 67% occupied by 17 customers.
Dulles
Our Vault facility in Dulles, Virginia consists of approximately 67,000 gross square feet, including approximately 27,000 square feet of raised floor NRSF and approximately 11 MW of available utility power. The data center buildings were built from the ground up to stringent Sensitive Compartmented Information Facility standards set by the Department of Defense and National Security Agency. The Dulles campus has two data center buildings. As of December 31, 2020, we had abandoned one of the buildings and relocated customers from the smaller and older facility to the newer facility in an effort to better optimize our operating cost structure. In addition, the Dulles data center is located a quarter of a mile from our Ashburn data center.

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
As of December 31, 2020, the facility was approximately 98% occupied by 111 customers.
Groningen, Netherlands and Eemshaven, Netherlands
In April 2019 we completed the acquisition of two data centers in the Netherlands for approximately $44 million in cash consideration, including closing costs. The two facilities, in Groningen and Eemshaven, have approximately 38,632 square feet of raised floor capacity and over 92 megawatts of built out available utility power.
The Eemshaven facility is strategically located adjacent to multiple hyperscale customer-owned data center deployments, including a 500+ megawatt data center campus operated by one of the largest hyperscale cloud providers in the world. In addition, the facility is located in close proximity to multiple transatlantic fiber cable landings providing access to multiple markets within Europe and North America.
During the year ended December 31, 2020, we completed the first phase of construction. During the year ended December 31, 2020, we opened the facility and placed approximately 16,000 NRSF of raised floor into service. Longer term, we can further expand the facility by approximately 187,000 total operating NRSF, of which approximately 104,000 would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 204,000 gross square feet, including approximately 113,000 NRSF of raised floor.
As of December 31, 2020, the Eemshaven data center was operational with 6 colocation tenants and had built-out capacity representing approximately 2 gross megawatts of power and 9,000 square feet of raised floor data center space.
The Groningen facility currently has built-out capacity representing approximately 10 gross megawatts of power and 45,000 square feet of raised floor data center space. The facility represents one of the most interconnected data centers in the Netherlands market with more than 10 network providers and internet exchanges on site including NL-IX and Eurofiber. Longer term, we can further expand the facility by approximately 38,000 total operating NRSF, of which approximately 16,000 would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 108,000 gross square feet, including approximately 45,000 NRSF of raised floor.
As of December 31, 2020, the Groningen data center was largely stabilized with over 30 colocation tenants and had built-out capacity representing approximately 6 gross megawatts of power and 29,000 square feet of raised floor data center space.
Phoenix
In July 2017, we completed the acquisition of approximately 84 acres of land in Phoenix, Arizona to be used for future development.
Hillsboro
In October 2017, we completed the acquisition of approximately 92 acres of land in Hillsboro, Oregon. Ultimately, we believe the 92 acre parcel of land can support approximately 250 megawatts of available utility power, 1.5 million gross square feet and 1.0 million square feet of raised floor capacity upon completion.
During the year ended December 31, 2020, we completed the first phase of construction of a mega data center. During the year ended December 31, 2020, we opened the facility and placed approximately 24,000 NRSF of raised floor into service. Our current under construction development plans call for up to approximately 3.0 gross MW of power infrastructure. We anticipate that this expansion will cost (in addition to $12 million already incurred as of December 31, 2020) approximately $15 million in the aggregate based on current estimates.
Longer term, we can further expand the facility by approximately 111,000 total operating NRSF, of which approximately 61,000 would be raised floor. Upon completion of the build-out of the facility, we anticipate that the facility would contain approximately 158,000 gross square feet, including approximately 85,000 NRSF of raised floor.
Manassas
In March 2018, we completed the acquisition of approximately 28 acres of land in Manassas, Virginia. As of December 31, 2020, the property was under development to construct a new data center facility in Manassas (DC-2) and consisted of approximately 340,000 gross square feet with approximately 160,000 raised floor operating NRSF. The Manassas (DC-2) data center property, which is 100% owned by QTS and is separate from the aforementioned unconsolidated entity, is expected to be completed in 2021.
In August 2018, we completed the acquisition of approximately 61 acres of land in Manassas, Virginia. The land is currently being used to support the construction of a data center, which the Company completed and delivered the first three phases of six phases and has begun active construction of the fourth phase. Additionally, separate from the unconsolidated entity, during the three months ended September 30, 2018, the Company completed the acquisition of approximately 57 acres of additional land in Manassas, Virginia to be used for future development which is adjacent to the aforementioned 61 acres of land in Manassas.
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
As of December 31, 2020, the facility was approximately 53% occupied by 10 customers.
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
QTS’s common stock is listed on the New York Stock Exchange (“NYSE”) and trade under the symbol “QTS.” As of February 22, 2021, we had 35 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.
QTS also has 124,995 shares of Class B common stock outstanding, which are not listed on any exchange. The Class B common stock is held by one registered holder, a family limited liability company of which Chad L. Williams, our Chairman and Chief Executive Officer, is the manager.
Performance Graph
The following line graph sets forth, for the period from December 31, 2015, through December 31, 2020, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the S&P 500 Market Index and the MSCI US REIT Index (“RMZ”). The graph assumes that $100 was invested on December 31, 2015, in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Pricing Date	QTS	S&P 500	MSCI US REIT
Dec 31, 2015	$100.00	$100.00	$100.00
Dec 31, 2016	110.06	109.54	104.22
Dec 31, 2017	120.06	130.81	105.12
Dec 31, 2018	82.13	122.65	96.03
Dec 31, 2019	119.71	158.07	116.14
Dec 31, 2020	$137.18	$182.59	$103.24
This performance graph shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Unregistered Sales of Equity Securities
QTS did not sell any equity securities during the fiscal year ended December 31, 2020 that were not registered under the Securities Act of 1933, as amended.
Repurchases of Equity Securities
During the year ended December 31, 2020, certain of our employees surrendered Class A common stock owned by them to satisfy their statutory minimum federal and state tax obligations in connection with the vesting of restricted common stock under the 2013 Equity Incentive Plan.
The following table summarizes all of these repurchases during the year ended December 31, 2020.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2020 through January 31, 2020	$—	$—	N/A	N/A
February 1, 2020 through February 29, 2020	—	—	N/A	N/A
March 1, 2020 through March 31, 2020	39,589	57.92	N/A	N/A
April 1, 2020 through April 30, 2020	1,674	54.90	N/A	N/A
May 1, 2020 through May 31, 2020	—	—	N/A	N/A
June 1, 2020 through June 30, 2020	14,705	64.09	N/A	N/A
July 1, 2020 through July 31, 2020	—	—	N/A	N/A
August 1, 2020 through August 31, 2020	—	—	N/A	N/A
September 1, 2020 through September 30, 2020	14,520	63.02	N/A	N/A
October 1, 2020 through October 31, 2020	390	63.37	N/A	N/A
November 1, 2020 through November 30, 2020	—	—	N/A	N/A
December 1, 2020 through December 31, 2020	17,387	61.88	N/A	N/A
Total	$88,265	$60.53

(1)The number of shares purchased represents shares of Class A common stock surrendered by certain of our employees to satisfy federal and state tax obligations associated with the vesting of restricted common stock. With respect to these shares, the price paid per share is based on the closing price of our Class A common stock as of the date of the determination of the statutory minimum U.S. federal income tax.

ITEM 6.    SELECTED FINANCIAL DATA
The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto which are included elsewhere in this Form 10-K.

	Year Ended December 31,
($ in thousands, except share and per share data)	2020	2019	2018	2017	2016
Statement of Operations Data
Revenues:
Rental	$519,858	$465,123	$413,620	$379,787	$333,383
Other	19,510	15,695	36,904	66,723	68,980
Total revenues	539,368	480,818	450,524	446,510	402,363
Operating expenses:
Property operating costs	168,497	156,048	148,236	153,209	136,488
Real estate taxes and insurance	16,020	14,503	12,193	11,959	8,840
Depreciation and amortization	199,889	168,305	149,891	140,924	124,786
General and administrative	84,965	80,385	80,857	87,231	83,286
Transaction, integration and impairment costs	4,340	15,190	2,743	11,060	10,906
Restructuring	—	—	37,943	—	—
Total operating expenses	473,711	434,431	431,863	404,383	364,306
Gain on sale of real estate, net	—	14,769	—	—	—
Operating income	65,657	61,156	18,661	42,127	38,057
Other income and expense:
Interest income	2	111	150	67	3
Interest expense	(30,724)	(26,593)	(28,749)	(30,523)	(23,159)
Debt restructuring costs	(18,036)	(1,523)	(605)	(19,992)	(192)
Other income (expense)	159	(50)	—	—	—
Equity in net loss of unconsolidated entity	(2,044)	(1,473)	—	—	—
Income (loss) before taxes	15,014	31,628	(10,543)	(8,321)	14,709
Tax benefit (expense)	(438)	37	3,368	9,778	9,976
Net income (loss)	14,576	31,665	(7,175)	1,457	24,685
Net (income) loss attributable to noncontrolling interests	1,330	(374)	2,715	(175)	(3,160)
Net income (loss) attributable to QTS Realty Trust, Inc.	$15,906	$31,291	$(4,460)	$1,282	$21,525
Preferred stock dividends	(28,180)	(28,180)	(16,666)	—	—
Net income (loss) attributable to common stockholders	$(12,274)	$3,111	$(21,126)	$1,282	$21,525

Net income (loss) per share attributable to common shares:
Basic	$(0.47)	$(0.09)	$(0.44)	$0.01	$0.47
Diluted	(0.47)	(0.09)	(0.44)	0.01	0.46

Weighted average common shares outstanding:
Basic	60,717,301	54,836,801	50,432,590	48,380,964	46,205,937
Diluted	60,717,301	54,836,801	50,432,590	55,855,683	53,962,234

Dividends declared per common share	$1.88	$1.76	$1.64	$1.56	$1.44

	Year Ended December 31,
Other Data (unaudited)	2020	2019	2018	2017	2016
FFO available to common stockholders & OP unit holders (1)	$176,663	$160,476	$112,278	$125,012	$133,159
Operating FFO available to common stockholders & OP unit holders (1)	199,039	165,728	151,161	156,064	140,666
Recognized MRR in the period	427,957	390,267	375,515	375,086	347,331
MRR at period end (2)	38,539	34,034	31,141	31,708	30,890
NOI (3)	358,973	313,056	290,095	281,342	257,036
EBITDAre (4)	251,757	228,716	183,783	167,278	162,651
Adjusted EBITDA (4)	299,287	250,380	224,210	207,974	184,334

	Year Ended December 31,
($ in thousands)	2020	2019	2018	2017	2016
Balance Sheet Data
Real estate at cost (a)	$4,033,136	$3,230,428	$2,812,856	$2,357,322	$1,964,857
Net investment in real estate (b)	3,330,191	2,671,868	2,345,212	1,962,499	1,647,023
Total assets	3,898,572	3,223,533	2,861,969	2,415,056	2,086,470
Total debt	1,869,493	1,453,065	1,345,117	1,229,929	965,826

(a)    Reflects undepreciated cost of real estate assets, and does not include real estate intangible assets acquired in connection with acquisitions.
(b)    Net investment in real estate includes building and improvements (net of accumulated depreciation), land, and construction in progress.

	Year Ended December 31,
($ in thousands)	2020	2019	2018	2017	2016
Cash Flow Data
Cash flow provided by (used for):
Operating activities	$299,715	$199,490	$191,273	$170,323	$153,794
Investing activities	(817,745)	(387,260)	(598,553)	(434,352)	(452,972)
Financing activities	521,168	191,396	410,796	262,692	299,954

(1)We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (computed in accordance with GAAP), adjusted to exclude gains (or losses) from sales of depreciable real estate related to our primary business, impairment write-downs of depreciable real estate related to our primary business, real estate-related depreciation and amortization and similar adjustments for unconsolidated entities. To the extent we incur gains or losses from the sale of assets that are incidental to our primary business, or we incur impairment write-downs associated with assets that are incidental to our primary business, we include such amounts in our calculation of FFO. Our management uses FFO as a supplemental performance measure because, in excluding real estate-related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We generally calculate Operating FFO as FFO excluding certain non-routine charges and gains and losses that management believes are not indicative of the results of our operating real estate portfolio. We believe that Operating FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and, to the extent other REITs calculate Operating FFO on a comparable basis, between REITs.
A reconciliation of net income (loss) to FFO and Operating FFO is presented below:

	Year Ended December 31,
(unaudited $ in thousands)	2020	2019	2018	2017	2016
FFO
Net income (loss)	$14,576	$31,665	$(7,175)	$1,457	$24,685
Equity in net loss of unconsolidated entity	2,044	1,473	—	—	—
Real estate depreciation and amortization	186,539	156,387	136,119	123,555	108,474
Gain on sale of real estate, net	—	(13,408)	—	—	—
Impairments of depreciated property	—	11,461	—	—	—
Pro rata share of FFO from unconsolidated entity	1,684	1,078	—	—	—
FFO (a)	204,843	188,656	128,944	125,012	133,159
Preferred stock dividends	(28,180)	(28,180)	(16,666)	—	—
FFO available to common stockholders & OP unit holders	176,663	160,476	112,278	125,012	133,159

Debt restructuring costs	18,036	1,523	605	19,992	193
Restructuring costs	—	—	37,943	—	—
Transaction, integration and impairment costs	4,340	3,729	2,743	11,060	10,906
Tax benefit associated with restructuring, transaction and integration costs	—	—	(2,408)	—	(3,592)
Operating FFO available to common stockholders & OP unit holders (b)	$199,039	$165,728	$151,161	$156,064	$140,666

(a)    FFO for the year ended December 31, 2019 includes a $1.4 million gain on sale of real estate related to certain assets considered incidental to our primary business and were included in the “Gain on sale of real estate, net” line item of the consolidated statements of operations. FFO for the year ended December 31, 2018 includes $15.8 million of impairment losses related to certain non-real estate product related assets that were considered incidental to our primary business and were included in the “Restructuring” line item of the consolidated statement of operations.
(b)    The Company’s calculation of Operating FFO may not be comparable to Operating FFO as calculated by other REITs that do not use the same definition.

(2)We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR is also calculated to include the Company’s pro rata share of monthly contractual revenue under signed leases as of a particular date associated with unconsolidated entities, which includes revenue from the unconsolidated entity’s rental and managed services activities, but excludes the unconsolidated entity’s customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR reflects the annualized cash rental payments. MRR does not include the impact from booked-not-billed leases as of a particular date, unless otherwise specifically noted. This amount reflects the annualized cash rental payments. It does not reflect any accounting associated with any free rent, rent abatements or future scheduled rent increases and also excludes operating expense and power reimbursements. Management uses MRR and recognized MRR as supplemental performance measures because they provide useful measures of increases in contractual revenue from our customer leases.
A reconciliation of total GAAP revenues to recognized MRR in the period and MRR at period-end is presented below:

	Year Ended December 31,
(unaudited $ in thousands)	2020	2019	2018	2017	2016
Recognized MRR in the period
Total period revenues (GAAP basis)	$539,368	$480,818	$450,524	$446,510	$402,363
Less: Total period variable lease revenue from recoveries	(54,337)	(55,046)	(45,386)	(37,886)	(29,271)
Total period deferred setup fees	(20,330)	(15,156)	(12,475)	(10,690)	(9,172)
Total period straight line rent and other	(36,744)	(20,349)	(17,148)	(22,848)	(16,589)
Recognized MRR in the period	$427,957	$390,267	$375,515	$375,086	$347,331

MRR at period end (a)
Total period revenues (GAAP basis)	$539,368	$480,818	$450,524	$446,510	$402,363
Less: Total revenues excluding last month	(491,731)	(438,810)	(412,041)	(406,345)	(366,385)
Total revenues for last month of period	47,637	42,008	38,483	40,165	35,978
Less: Last month variable lease revenue from recoveries	(4,953)	(4,578)	(3,822)	(3,175)	(3,247)
Last month deferred setup fees	(2,207)	(1,333)	(1,015)	(1,123)	(968)
Last month straight line rent and other	(2,349)	(2,413)	(2,505)	(4,159)	(873)
Add: Pro rata share of MRR at period end of unconsolidated entity	411	350	—	—	—
MRR at period end	$38,539	$34,034	$31,141	$31,708	$30,890

(a)    Does not include our booked-not-billed MRR balance, which was $12.9 million, $7.8 million, $5.2 million, $3.9 million and $3.6 million as of years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

(3)We calculate net operating income, or NOI, as net income (loss) (computed in accordance with GAAP), excluding: interest expense, interest income, tax expense (benefit) of taxable REIT subsidiaries, depreciation and amortization, write off of unamortized deferred financing, debt restructuring costs, gain (loss) on extinguishment of debt, transaction, integration and impairment costs, gain (loss) on sale of real estate, restructuring costs, general and administrative expenses and similar adjustments for unconsolidated entities. We allocate a management fee charge of 4% of cash revenues for all facilities (with the exception of the leased facilities acquired in 2015, which were allocated a charge of 10% of cash revenues through 2018) as a property operating cost and a corresponding reduction to general and administrative expense to cover the day-to-day administrative costs to operate our data centers. The management fee charge is reflected as a reduction to net operating income. Management uses NOI as a supplemental performance measure because it provides a useful measure of the operating results from our customer leases. In addition, we believe it is useful to investors in evaluating and comparing the operating performance of our properties and to compute the fair value of our properties.
A reconciliation of net income (loss) to NOI is presented below:

	Year Ended December 31,
(unaudited $ in thousands)	2020	2019	2018	2017	2016
Net Operating Income (NOI)
Net income (loss)	$14,576	$31,665	$(7,175)	$1,457	$24,685
Equity in net loss of unconsolidated entity	2,044	1,473	—	—	—
Interest income	(2)	(111)	(150)	(67)	(3)
Interest expense	30,724	26,593	28,749	30,523	23,159
Depreciation and amortization	199,889	168,305	149,891	140,924	124,786
Debt restructuring costs	18,036	1,523	605	19,992	193
Other (income) expense	(159)	50	—	—	—
Tax expense (benefit)	438	(37)	(3,368)	(9,778)	(9,976)
Transaction, integration and impairment costs	4,340	15,190	2,743	11,060	10,906
General and administrative expenses	84,965	80,385	80,857	87,231	83,286
Gain on sale of real estate, net	—	(14,769)	—	—	—
Restructuring	—	—	37,943	—	—
NOI from consolidated operations (a)	$354,851	$310,267	$290,095	$281,342	$257,036
Pro rata share of NOI from unconsolidated entity (b)	4,122	2,789	—	—	—
Total NOI	$358,973	$313,056	$290,095	$281,342	$257,036
Breakdown of NOI by facility:
Atlanta (DC - 1) data center (c)	$106,199	$96,196	$87,060	$80,648	$81,074
Atlanta-Suwanee data center	48,829	48,704	48,165	48,365	45,760
Irving data center	45,318	45,484	42,621	32,870	16,608
Richmond data center	26,434	32,979	33,445	40,919	30,752
Chicago data center	18,444	13,104	8,878	4,652	167
Piscataway data center	17,944	13,584	12,266	9,395	5,627
Ashburn data center	17,704	4,698	1,250	—	—
Dulles data center	12,926	11,730	16,944	21,672	19,384
Princeton data center	10,149	9,977	9,729	9,598	9,544
Fort Worth data center	9,799	4,021	902	268	3
Santa Clara data center	9,352	7,549	8,344	11,378	13,703
Leased data centers (d)	7,322	8,793	9,695	12,006	24,131
Sacramento data center	5,879	6,204	7,448	6,804	7,734
Atlanta (DC - 2) data center (e)	5,216	—	—	—	—
Netherlands data centers (f)	4,341	2,041	—	—	—
Hillsboro data center	270	—	—	—	—
Other facilities (g)	8,725	5,203	3,348	2,767	2,549
NOI from consolidated operations (a)	$354,851	$310,267	$290,095	$281,342	$257,036
Pro rata share of NOI from unconsolidated entity (b)	4,122	2789	—	—	—
Total NOI	$358,973	$313,056	$290,095	$281,342	$257,036

(a)    Includes facility level general and administrative allocation charges of 4% of cash revenue for all facilities (with the exception of the leased facilities acquired in 2015, which were allocated a charge of 10% of cash revenues through 2018). These allocated charges aggregated to $19.8 million, $18.6 million, $20.8 million, $21.6 million and $20.6 million for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

(b)    QTS’ pro rata share of the unconsolidated entity is 50%.
(c)     This property was formerly known as “Atlanta-Metro data center” but has been renamed “Atlanta (DC-1)” to distinguish between the existing             data center and the new property development.
(d)    At December 31, 2020 includes 7 facilities. All facilities are leased, including one subject to a finance lease.
(e)     Represents the newly developed data center building at our Atlanta, GA campus.
(f)    Consists of two data centers located in Eemshaven, Netherlands and Groningen, Netherlands.
(g)    Consists of Miami, FL; Lenexa, KS; and Overland Park, KS facilities.

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
A reconciliation of net income (loss) to EBITDAre and Adjusted EBITDA is presented below:

	Year Ended December 31,
(unaudited $ in thousands)	2020	2019	2018	2017	2016
EBITDAre
Net income (loss)	$14,576	$31,665	$(7,175)	$1,457	$24,685
Equity in net loss of unconsolidated entity	2,044	1,473	—	—	—
Interest income	(2)	(111)	(150)	(67)	(3)
Interest expense	30,724	26,593	28,749	30,523	23,159
Tax expense (benefit)	438	(37)	(3,368)	(9,778)	(9,976)
Depreciation and amortization	199,889	168,305	149,891	140,924	124,786
(Gain) Loss on disposition of depreciated property	—	(13,408)	6,994	—	—
Impairments of depreciated property	—	11,461	8,842	4,219	—
Pro rata share of EBITDAre from unconsolidated entity	4,088	2,775	—	—	—
EBITDAre (a)	251,757	228,716	183,783	167,278	162,651

Adjusted EBITDA
Debt restructuring costs	18,036	1,523	605	19,992	193
Equity-based compensation expense	25,133	16,412	14,972	13,863	10,584
Restructuring costs	—	—	22,107	—	—
Transaction, integration and implementation costs	4,361	3,729	2,743	6,841	10,906
Adjusted EBITDA	$299,287	$250,380	$224,210	$207,974	$184,334

(a)    EBITDAre for the year ended December 31, 2019 includes a $1.4 million gain on sale of real estate related to certain assets considered incidental to our primary business and were included in the “Gain on sale of real estate, net” line item of the consolidated statement of operations.
For more information on our use of Non-GAAP Financial Measures see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures.”

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis covers the financial condition and results of operations of QTS Realty Trust, Inc. You should read the following discussion and analysis in conjunction with QTS’s accompanying consolidated financial statements and related notes and “Risk Factors” contained elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our business and growth strategies, our expectations regarding the future performance of our business and the other non-historical statements contained herein are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”
Overview
QTS is a leading provider of data center solutions to the world’s largest and most sophisticated hyperscale technology companies, enterprises and government agencies. Through our technology-enabled platform, delivered across mega scale data center infrastructure, we offer a comprehensive portfolio of secure and compliant IT solutions. Our data centers are facilities that power and support our customers’ IT infrastructure equipment and provide seamless access and connectivity to a range of communications and IT services providers. Across our broad footprint of strategically-located data centers, we provide flexible scalable, and secure IT solutions including data center space, power and cooling, connectivity and value-add managed services for more than 1,200 customers in the financial services, healthcare, retail, government, technology and various other industries. We build out our data center facilities depending on the needs of our customers to accommodate both multi-tenant environments (hybrid colocation) and customers that require significant amounts of space and power (hyperscale), including federal customers. We believe that we own and operate one of the largest portfolios of multi-tenant data centers in the United States, as measured by gross square footage, and have the capacity to significantly expand our sellable data center raised floor space without constructing or acquiring any new buildings. In addition, we own approximately 785 acres of land that is available at our data center properties that provides us with the opportunity to significantly expand our capacity to further support future demand from current and new potential customers.
As of December 31, 2020, we operated a portfolio of 28 data center properties located throughout the United States, Canada and Europe. Within the United States, our data centers are concentrated in the markets which we believe offer the highest growth opportunities. Our data centers are highly specialized, mission-critical facilities utilized by our customers to store, power and cool the server, storage, and networking equipment that support their most critical business systems and processes. We believe that our data centers are best-in-class and engineered to adhere to the highest specifications commercially available to customers, providing fully redundant, high-density power and cooling sufficient to meet the needs of the largest companies and organizations in the world. We have demonstrated a strong operating track record of “five-nines” (99.999%) reliability since QTS’ inception.
QTS is a Maryland corporation formed on May 17, 2013 and is the sole general partner and majority owner of QualityTech, LP, our operating partnership (the “Operating Partnership”). Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. QTS’ Class A common stock trades on the New York Stock Exchange under the ticker symbol “QTS.”
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
The COVID-19 Pandemic
We continue to actively monitor developments with respect to COVID-19 and have taken numerous actions based on corporate policies specifically focusing on the safety and wellness of our customers, partners, and employees, as well as providing continuous and resilient services. Although the COVID-19 pandemic has caused significant disruptions to the United States and global economy and has contributed to significant volatility in financial markets, as of December 31, 2020, these developments have not had a known material adverse effect on our business. As of December 31, 2020, each of our data centers in North America and Europe are fully operational and operating in accordance with our business continuity plans. Across each of the respective jurisdictions in which we operate, our business has been deemed an essential operation, which has allowed us to remain fully staffed with critical personnel in place to continue to provide service and support for our customers.
In the first half of 2020, we experienced a modest increase in customer requests for extended payment terms, primarily concentrated in the retail, oil and gas, hospitality and transportation customer verticals, with these customers representing approximately 5% of our revenue. During the remainder of 2020, the level of customers requesting such terms decreased to a de minimis amount and the majority of customers who had previously asked for extended payment terms have since resumed payments in accordance with original contract terms. Overall, we continue to see cash collections and receivables trending toward a level that is closer to our historical levels.
In addition, in the first half of 2020, we experienced modest delays in construction activity in a few of our markets primarily as a result of availability of contractors and slower permitting. Those delays have been remediated and through the date of this report, our commitments to customers remain on track and we do not currently anticipate any meaningful delays in our development activity associated with our booked-not-billed backlog assuming current trends continue.
The extent to which COVID-19 impacts our and our customers’ operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity, variants or mutations of COVID-19, vaccine efficacy and rollout and other actions taken to contain COVID-19 or treat its impact, among others. The COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial performance, and results of operations and also may exacerbate many of the risks identified under the section entitled “Risk Factors”. For a further discussion of the risks related to the COVID-19 pandemic, see “Item 1A Risk Factors.”
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
As a result of our diverse customer base, customer concentration in our portfolio is limited. As of December 31, 2020, only five of our more than 1,200 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 13.1% of our MRR and the next largest customer accounting for only 5.4% of our MRR.
Our Portfolio
As of December 31, 2020, including 100% of the unconsolidated entity with which we are affiliated, we operated 28 data center properties located throughout the United States, Canada and Europe, containing an aggregate of approximately 7.8 million gross square feet of space, including approximately 3.5 million “basis-of-design” raised floor square feet (approximately 96.9% of which is wholly owned by us including our data center in Santa Clara which is subject to a long-term ground lease), which represents the total sellable data center raised floor potential of our existing data center facilities. This reflects the maximum amount of space in our existing buildings that could be leased following full build-out, depending on the space and power configuration that we deploy. As of December 31, 2020, this space included approximately 2.0 million raised floor operating net rentable square feet, or NRSF, plus approximately 1.6 million square feet of additional raised floor available for development, of which approximately 0.3 million raised floor square feet is expected to become operational by December 31, 2021. Of the total 1.6 million raised floor square feet available for development, approximately 0.2 million square feet was related to customer leases which had been executed as of December 31, 2020 but not yet commenced. Our facilities collectively have access to approximately 1,050 megawatts (“MW”) of available utility power. Access to power typically is the most limiting and expensive component in developing a data center and, as such, we believe our significant access to power represents an important competitive advantage.

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
Factors That May Influence Future Results of Operations and Cash Flows
Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of December 31, 2020, we had in place customer leases generating revenue for approximately 93% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental and managed services rates at our properties. The impact of the COVID-19 pandemic, including, but not limited to, the risk of business and/or operational disruptions, disruption of our customers’ businesses that could affect their ability to make rental payments to us, supply chain disruptions and delays in the construction or development of our data centers, future economic downturns, regional downturns or downturns in the technology industry, new technological developments, evolving industry demands and other similar factors could impair our ability to attract new customers or renew existing customers’ leases on favorable terms, or at all, and could adversely affect our customers’ ability to meet their obligations to us. For example, in the first half of 2020 in connection with the COVID-19 pandemic, we experienced a modest increase in customer requests for payment relief. In response to these customer requests, although we have not reduced aggregate future payments, we have in certain circumstances provided additional flexibility in the form of extended payment terms. During the remainder of 2020 and through the date of this report, the quantity of additional customer requests for extended payment terms decreased to a de minimus amount and the majority of customers who had previously asked for extended payment terms have since resumed payments in accordance with original contract terms. Although, as of the date of this report, these requests have not had an adverse effect on our business, these or other negative trends in one or more of these or other factors described above could adversely affect our revenue in future periods, which would impact our results of operations and cash flows. We also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.
Leasing Arrangements. As of December 31, 2020, approximately 51% of our MRR was attributable to the metered power model. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of December 31, 2020, the remaining approximately 49% of our MRR was attributable to the gross lease or managed service model. Under this model, the customer pays us a fixed amount on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers incur more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease or managed service model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. Our gross leases and managed services contracts generally have a term of three years or less.
Scheduled Lease Expirations. Our ability to minimize rental churn and customer downgrades at renewal, combined with our ability to renew, lease and re-lease expiring space, will impact our results of operations and cash flows. Leases which have commenced billing representing approximately 24% and 25% of our total leased raised floor are scheduled to expire during the years ending December 31, 2021 (including all month-to-month leases) and 2022, respectively. These leases also represented approximately 33% and 27%, respectively, of our annualized rent as of December 31, 2020. Given that our average rent for larger contracts tend to be at or below market rent at expiration, as a general matter, based on current market conditions, we expect that expiring rents will generally be at or below the then-current market rents.
Acquisitions, Development, and Financing. Our revenue growth also will depend on our ability to acquire and redevelop and/or construct and subsequently lease data center space at favorable rates. We generally fund the cost of data center acquisition, construction and/or redevelopment from our net cash provided by operations, revolving credit facility, other unsecured and secured borrowings, joint ventures and/or the issuance of additional equity. We believe that we have sufficient access to capital from our current cash and cash equivalents, borrowings under our revolving credit facility and forward equity transactions to fund our development that is under construction. In the first half of 2020 in connection with the COVID-19 pandemic, we experienced modest delays in construction activity in a few of our markets, primarily as a result of availability of contractors and slower permitting as more fully described under the caption “The COVID-19 Pandemic.” During the remainder of 2020 and through the date of this report, we are pleased to report that our commitments to customers remain on track and we do not currently anticipate any meaningful delays in our development activity associated with our booked-not-billed backlog assuming current trends continue.
Unconsolidated Entity. On February 22, 2019, we entered into an agreement with Alinda, an infrastructure investment firm, with respect to a recently constructed data center in Manassas. At closing, we contributed cash and our Manassas data center (a hyperscale data center under development in Manassas, Virginia), and Alinda contributed cash, in each case in exchange for a 50% interest in the unconsolidated entity. The Manassas data center, which is currently leased to a global cloud-based software company pursuant to a 10-year lease agreement, was contributed at an expected stabilized value upon completion of approximately $240 million. At the closing, we received approximately $53 million in net proceeds, which was funded from the cash contributed by Alinda and also borrowings under a $164.5 million secured credit facility entered into by the unconsolidated entity at closing that carries a rate of LIBOR plus 2.00% to 2.25% depending on the existing leverage ratio. We used these distributions to pay down our revolving credit facility and for general corporate purposes. Under the agreement, we will receive additional distributions in the future as and when we complete development of each phase of the Manassas data center and place it into service, which allows us to receive distributions for Alinda’s share of the unconsolidated entity based on the expected full stabilization of the asset. These distributions will be based on a 6.75% capitalization rate for each phase delivered during the first three years of the agreement. Under the agreement, we serve as the unconsolidated entity’s operating member, subject to authority and oversight of a board appointed by Alinda and us, and separately we serve as manager and developer of the facility in exchange for management and development fees. The agreement includes various transfer restrictions and rights of first offer that will allow us to repurchase Alinda’s interest should Alinda wish to exit in the future. In addition, we have agreed to provide Alinda an opportunity to invest in future similar entities based on similar terms and at a comparable capitalization rate. This agreement has been reflected as an unconsolidated entity on our reported financial statements beginning in the first quarter of 2019.
Operating Expenses. Our operating expenses generally consist of direct personnel costs, utilities, property and ad valorem taxes, insurance and site maintenance costs and rental expenses on our ground and building leases. In particular, our buildings require significant power to support the data center operations conducted in them. Although a significant portion of our long-term leases – leases with a term greater than three years – contain reimbursements for certain operating expenses, we will not in all instances be reimbursed for all of the property operating expenses we incur. Increases or decreases in our operating expenses will impact our results of operations and cash flows and we expect to incur additional operating expenses as we continue to expand. Although, as of the date of this report, expense impacts related to the COVID-19 pandemic have not had an adverse effect on our business, these or other negative trends in one or more of these or other factors described above could adversely affect our operating expenses in future periods, which would impact our results of operations and cash flows. In addition, in February 2021, the State of Texas was subject to an extensive winter storm which caused significant disruptions in the Texas power grid. Our Irving and Fort Worth data centers operated uninterrupted throughout the impacted period. We are evaluating the impact of the disruptions to the Texas power grid but do not believe the events will have a material adverse impact on our financial statements because we have utilized power purchase agreements to hedge our utility costs in Texas.
General Leasing Activity
Information is provided in the tables below for both our leasing activity as well as booked-not-billed balances.
For new/modified leases signed, “Incremental Annualized Rent, Net of Downgrades” reflect net incremental MRR signed during the period for purposes of tracking incremental revenue contribution. The amounts include renewals when there was a change in square footage rented, but exclude renewals where square footage remained consistent before and after renewal. (See “Renewed Leases” table below for such renewals.) Annualized rent per leased square foot is computed using the total MRR associated with all new and modified leases for the respective periods.
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

	Period	Number of Leases	Annualized rent (1) per leased sq ft	Incremental Annualized Rent (1), Net of Downgrades
New/modified leases signed	Three Months Ended December 31, 2020	519	$452	$40,272,870
	Year Ended December 31, 2020	2,044	$436	$109,152,943

	Period	Number of Renewed Leases	Annualized rent (1) per leased sq ft	Annualized Rent (2)	Rent Change
Renewed Leases (2)	Three Months Ended December 31, 2020	99	$553	$22,462,764	(1.5)%
	Year Ended December 31, 2020	380	$586	$67,827,762	1.4%

(1)We define annualized rent as MRR as of December 31, 2020, multiplied by 12.
(2)We define renewals as leases where the customer retains the same amount of space before and after renewals, which facilitates rate comparability.
The following table outlines the booked-not-billed balance as of December 31, 2020 and how that is expected to affect revenue in 2021 and subsequent years:

Booked-not-billed ("BNB") (1)	2021	2022	Thereafter	Total
MRR	$7,111,970	$1,959,370	$3,794,106	$12,865,446
Incremental revenue (2)	$45,917,789	$17,166,937	$45,529,272
Annualized revenue (3) (4)	$85,343,640	$23,512,440	$45,529,272	$154,385,352

(1)Includes our consolidated booked-not-billed balance in addition to booked-not-billed revenue associated with the unconsolidated entity at QTS’ pro rata share of the booked-not-billed revenue. Of the $154.4 million annualized booked-not-billed revenue, approximately $2.8 million related to QTS’ pro rata share of booked-not-billed revenue associated with the unconsolidated entity.
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
(4)As of December 31, 2020, adjusting booked-not-billed revenue for the effects of revenue which had begun recognition via straight line rent, our annualized booked-not-billed balance was $87.1 million, of which $49.0 million was attributable to 2021, $14.3 million was attributable to 2022, and $23.8 million was attributable to years thereafter.

We estimate the remaining cost to provide the space, power, connectivity and other services to the customer contracts which had not billed as of December 31, 2020 to be approximately $520.3 million. This estimate generally includes customers with newly contracted space of more than 3,300 square feet of raised floor space. The space, power, connectivity and other services provided to customers that contract for smaller amounts of space is generally provided by utilizing existing space which was previously developed.
Results of Operations
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Changes in revenues and expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019 are summarized below (in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Revenues:
Rental	$519,858	$465,123	$54,735	12%
Other	19,510	15,695	3,815	24%
Total revenues	539,368	480,818	58,550	12%
Operating expenses:
Property operating costs	168,497	156,048	12,449	8%
Real estate taxes and insurance	16,020	14,503	1,517	10%
Depreciation and amortization	199,889	168,305	31,584	19%
General and administrative	84,965	80,385	4,580	6%
Transaction, integration, and impairment costs	4,340	15,190	(10,850)	(71)%
Total operating expenses	473,711	434,431	39,280	9%
Gain on sale of real estate, net	—	14,769	(14,769)	(100)%
Operating income	65,657	61,156	4,501	7%
Other income and expense:
Interest income	2	111	(109)	(98)%
Interest expense	(30,724)	(26,593)	4,131	16%
Debt restructuring costs	(18,036)	(1,523)	16,513	1084%
Other income (expense)	159	(50)	209	(418)%
Equity in net loss of unconsolidated entity	(2,044)	(1,473)	571	39%
Income before taxes	15,014	31,628	(16,614)	(53)%
Tax benefit (expense)	(438)	37	(475)	1283%
Net income	$14,576	$31,665	$(17,089)	(54)%
Revenues. Total revenues for the year ended December 31, 2020 were $539.4 million compared to $480.8 million for the year ended December 31, 2019. The increase of $58.5 million, or 12%, was largely attributable to growth in our hyperscale and hybrid colocation offerings, primarily through increases in revenues at our Ashburn (DC-1), Fort Worth, Chicago, Atlanta (DC-1) and Atlanta (DC-2) data centers, partially offset by revenue reductions in Richmond and various leased facilities which were generally associated with our exit from those leased facilities.

Property Operating Costs. Property operating costs for the year ended December 31, 2020 were $168.5 million compared to property operating costs of $156.0 million for the year ended December 31, 2019, an increase of $12.4 million, or 8%. The breakdown of our property operating costs is summarized in the table below (in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Property operating costs:
Direct payroll	$27,446	$23,618	$3,828	16%
Rent	10,833	12,882	(2,049)	(16)%
Repairs and maintenance	14,271	12,125	2,146	18%
Utilities	69,792	68,292	1,500	2%
Management fee allocation	19,796	18,571	1,225	7%
Other	26,359	20,560	5,799	28%
Total property operating costs	$168,497	$156,048	$12,449	8%
The increase in total property operating costs was primarily due to increased direct payroll costs, utilities expense and repairs and maintenance expense resulting from ongoing company growth, an increase in bad debt expense which was partially attributable to the risk of a loss across our portfolio of lease receivables primarily related to customers experiencing business disruptions due to COVID-19 (which is included in the “Other” line item of the property operating costs table above) as well as an increase in miscellaneous expenses primarily attributable to an adjustment to prior years' personal property taxes at our Atlanta-Suwanee facility. Offsetting these increases was a reduction in rent expense primarily related to our exit of portions of leased facilities.
Real Estate Taxes and Insurance. Real estate taxes and insurance for the year ended December 31, 2020 were $16.0 million compared to $14.5 million for the year ended December 31, 2019. The increase of $1.5 million, or 10%, was primarily attributable to an increase in real estate taxes at our Ashburn (DC - 1), Fort Worth and Chicago facilities.
Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2020 was $199.9 million compared to $168.3 million for the year ended December 31, 2019. The increase of $31.6 million, or 19%, was primarily due to additional depreciation expense relating to an increase in assets placed in service at our Ashburn (DC - 1), Chicago, Fort Worth, Atlanta (DC - 1) and Atlanta (DC - 2) facilities, partially offset by a decrease in depreciation expense at our Richmond facility, as we took a portion of the facility out of service to repurpose the space for re-lease, and Dulles facilities due to exiting one of our Dulles facilities.
General and Administrative Expenses. General and administrative expenses were $85.0 million for the year ended December 31, 2020 compared to general and administrative expenses of $80.4 million for the year ended December 31, 2019, an increase of $4.6 million, or 6%. The increase was primarily attributable to an increase in total compensation expense, the majority of which related to increased equity-based compensation expense associated with the growth of the Company and anticipated achievement of certain performance metrics, partially offset by a reduction in employee travel-related expenses primarily associated with reduced travel as a result of the COVID-19 pandemic.
Transaction, Integration & Impairment Costs. Transaction, integration and impairment costs were $4.3 million for the year ended December 31, 2020, compared to $15.2 million for the year ended December 31, 2019, a decrease of $10.9 million or 71%. The decrease was primarily associated with a $11.5 million impairment loss recognized in 2019 related to the write-down of certain data center assets and equipment in one of our Dulles, Virginia data centers. The remaining costs for the years ended December 31, 2020 and December 31, 2019 are primarily attributable to costs related to the examination of potential acquisitions.
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

Interest Expense. Interest expense for the year ended December 31, 2020 was $30.7 million compared to $26.6 million for the year ended December 31, 2019. The increase of $4.1 million, or 16%, was primarily attributable to an increase in our average total debt balance compared to the prior period as well as a lower level of capitalized interest during the current period, partially offset by a reduction in interest rates.
Debt Restructuring Costs. Debt restructuring costs for the year ended December 31, 2020 were $18.0 million compared to debt restructuring costs of $1.5 million for the year ended December 31, 2019. The increase in debt restructuring costs of $16.5 million was primarily attributable to the replacement of the 4.750% Senior Notes due 2025 with the 3.875% Senior Notes due 2028 during the year ended December 31, 2020 (which included $14.3 million related to an early repayment penalty and $3.7 million related to the write-off of unamortized deferred financing costs), compared to debt restructuring expenses of $1.5 million recognized in the fourth quarter of 2019 associated with the extension and expansion of our unsecured credit facility.
Other Income (Expense). Other income (expense) represents the impact of foreign currency exchange rate fluctuations on the value of investments in foreign subsidiaries whose functional currencies are other than the U.S. Dollar. We recognized $0.2 million of foreign currency gain related to our investment in the Netherlands facilities during the year ended December 31, 2020. Prior to February 2020, gains or losses from foreign currency transactions were included in determining net income (loss). In February 2020, we entered into a net investment hedge which resulted in gains or losses subsequently being recognized in Other Comprehensive Income (Loss).
Equity in net income (loss) of unconsolidated entity. This represents equity in earnings (loss) of our unconsolidated entity formed during the first quarter of 2019 that owns our Manassas (DC-1) data center. Equity in net loss was $2.0 million for the year ended December 31, 2020, which remained consistent with net loss of $1.5 million for the year ended December 31, 2019.
Tax Benefit (Expense) of Taxable REIT Subsidiaries. Tax expense of taxable REIT subsidiaries for the year ended December 31, 2020 was $0.4 million which remained consistent compared to less than $0.1 million of tax benefit for the year ended December 31, 2019.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
For a discussion comparing the Company’s financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 refer to subsection “Results of Operations - Year Ended December 31, 2019 Compared to Year Ended December 31, 2018” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by reference herein. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data.
Non-GAAP Financial Measures
We consider the following non-GAAP financial measures to be useful to investors as key supplemental measures of our performance: (1) FFO; (2) Operating FFO; (3) Adjusted Operating FFO; (4) MRR; (5) NOI; (6) EBITDAre; and (7) Adjusted EBITDA. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss and cash flows from operating activities as a measure of our operating performance. FFO, Operating FFO, Adjusted Operating FFO, MRR, NOI, EBITDAre and Adjusted EBITDA, as calculated by us, may not be comparable to similarly titled measures as reported by other companies that do not use the same definition or implementation guidelines or interpret the standards differently from us.
We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. We believe the presentation of non-GAAP financial measures provide meaningful supplemental information to both management and investors that is indicative of our operations. We have included a reconciliation of this additional information to the most comparable GAAP measure below.

FFO, Operating FFO and Adjusted Operating FFO
We consider funds from operations (“FFO”) to be a supplemental measure of our performance which should be considered along with, but not as an alternative to, net income (loss) and cash provided by operating activities as a measure of operating performance. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (loss) (computed in accordance with GAAP), adjusted to exclude gains (or losses) from sales of depreciable real estate related to our primary business, impairment write-downs of depreciable real estate related to our primary business, real estate-related depreciation and amortization, and similar adjustments for unconsolidated entities. To the extent we incur gains or losses from the sale of assets that are incidental to our primary business, or incur impairment write-downs associated with assets that are incidental to our primary business, we include such amounts in our calculation of FFO. Our management uses FFO as a supplemental operating performance measure because, in excluding real estate-related depreciation and amortization, impairment write-downs of depreciable real estate and gains and losses from property dispositions related to our primary business, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs.
Due to the volatility and nature of certain significant charges and gains recorded in our operating results that management believes are not reflective of our operating performance, management computes an adjusted measure of FFO, which we refer to as Operating funds from operations (“Operating FFO”). Operating FFO is a non-GAAP measure that is used as a supplemental operating measure and to provide additional information to users of the financial statements. We generally calculate Operating FFO as FFO excluding certain non-routine charges and gains and losses that management believes are not indicative of the results of our operating real estate portfolio. We believe that Operating FFO provides investors with another financial measure that may facilitate comparisons of operating performance between periods and, to the extent they calculate Operating FFO on a comparable basis, between REITs.
Adjusted Operating Funds From Operations (“Adjusted Operating FFO”) is a non-GAAP measure that is used as a supplemental operating measure and to provide additional information to users of the financial statements. We calculate Adjusted Operating FFO by adding or subtracting from Operating FFO items such as: maintenance capital investment, paid leasing commissions, amortization of deferred financing costs, non-real estate depreciation and amortization, straight line rent adjustments, income taxes, equity-based compensation and similar adjustments for unconsolidated entities.
We offer these measures because we recognize that FFO, Operating FFO and Adjusted Operating FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO, Operating FFO and Adjusted Operating FFO exclude real estate depreciation and amortization and capture neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our financial condition, cash flows and results of operations, the utility of FFO, Operating FFO and Adjusted Operating FFO as measures of our operating performance is limited. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or do not calculate FFO in accordance with NAREIT guidance. In addition, our calculations of FFO, Operating FFO and Adjusted Operating FFO are not necessarily comparable to similarly titled measures as calculated by other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us. FFO, Operating FFO and Adjusted Operating FFO are non-GAAP measures and should not be considered a measure of our results of operations or liquidity or as a substitute for, or an alternative to, net income (loss), cash provided by operating activities or any other performance measure determined in accordance with GAAP, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders.

A reconciliation of net income (loss) to FFO, Operating FFO and Adjusted Operating FFO is presented below:

	Year Ended December 31,
(unaudited $ in thousands)	2020	2019	2018
FFO
Net income (loss)	$14,576	$31,665	$(7,175)
Equity in net loss of unconsolidated entity	2,044	1,473	—
Real estate depreciation and amortization	186,539	156,387	136,119
Gain on sale of real estate, net	—	(13,408)	—
Impairments of depreciated property	—	11,461	—
Pro rata share of FFO from unconsolidated entity	1,684	1,078	—
FFO (1)	204,843	188,656	128,944
Preferred stock dividends	(28,180)	(28,180)	(16,666)
FFO available to common stockholders & OP unit holders	176,663	160,476	112,278

Debt restructuring costs	18,036	1,523	605
Restructuring costs	—	—	37,943
Transaction and integration costs	4,340	3,729	2,743
Tax benefit associated with restructuring, transaction and integration costs	—	—	(2,408)
Operating FFO available to common stockholders & OP unit holders (2)	199,039	165,728	151,161

Maintenance capital expenditures	(10,150)	(4,233)	(6,662)
Leasing commissions paid	(36,744)	(31,102)	(24,246)
Amortization of deferred financing costs	4,148	3,917	3,856
Non real estate depreciation and amortization	13,350	11,918	13,772
Straight line rent revenue and expense and other	(25,401)	(7,922)	(6,770)
Tax expense (benefit) from operating results	438	(37)	(960)
Equity-based compensation expense	25,133	16,412	14,972
Adjustments for unconsolidated entity	(304)	118	—
Adjusted Operating FFO available to common stockholders & OP unit holders (2)	$169,509	$154,799	$145,123

(1)FFO for the year ended December 31, 2019 includes a $1.4 million gain on sale of real estate related to certain assets considered incidental to our primary business and were included in the “Gain on sale of real estate, net” line item of the consolidated statements of operations. FFO for the year ended December 31, 2018 includes $15.8 million of impairment losses related to certain non-real estate product related assets that were considered incidental to our primary business and were included in the “Restructuring” line item of the consolidated statement of operations. No gains, losses or impairment write-downs associated with assets incidental to our primary business were included in FFO for the year ended December 31, 2020.
(2)Our calculations of Operating FFO and Adjusted Operating FFO may not be comparable to Operating FFO and Adjusted Operating FFO as calculated by other REITs that do not use the same definition.
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
Separately, we calculate recognized MRR as the recurring revenue recognized during a given period, which includes revenue from our rental and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues.

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
A reconciliation of total GAAP revenues to recognized MRR in the period and MRR at period end is presented below:

	Year Ended December 31,
(unaudited $ in thousands)	2020	2019	2018
Recognized MRR in the period
Total period revenues (GAAP basis)	$539,368	$480,818	$450,524
Less: Total period variable lease revenue from recoveries	(54,337)	(55,046)	(45,386)
Total period deferred setup fees	(20,330)	(15,156)	(12,475)
Total period straight line rent and other	(36,744)	(20,349)	(17,148)
Recognized MRR in the period	427,957	390,267	375,515

MRR at period end
Total period revenues (GAAP basis)	$539,368	$480,818	$450,524
Less: Total revenues excluding last month	(491,731)	(438,810)	(412,041)
Total revenues for last month of period	47,637	42,008	38,483
Less: Last month variable lease revenue from recoveries	(4,953)	(4,578)	(3,822)
Last month deferred setup fees	(2,207)	(1,333)	(1,015)
Last month straight line rent and other	(2,349)	(2,413)	(2,505)
Add: Pro rata share of MRR at period end of unconsolidated entity	411	350	—
MRR at period end (1)	$38,539	$34,034	$31,141

(1)Does not include our booked-not-billed MRR balance, which was $12.9 million, $7.8 million and $5.2 million as of December 31, 2020, 2019 and 2018, respectively.

Net Operating Income (NOI)
We calculate net operating income (“NOI”), as net income (loss) (computed in accordance with GAAP), excluding: interest expense, interest income, tax expense (benefit), depreciation and amortization, write off of unamortized deferred financing costs, other (income) expense, debt restructuring costs, transaction, integration and impairment costs, gain (loss) on sale of real estate, restructuring costs, general and administrative expenses and similar adjustments for unconsolidated entities. We allocate a management fee charge of 4% of cash revenues for all facilities (with the exception of the leased facilities acquired in 2015, which were allocated a charge of 10% of cash revenues through 2018) as a property operating cost and a corresponding reduction to general and administrative expense to cover the day-to-day administrative costs to operate our data centers. The management fee charge is reflected as a reduction to net operating income.
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

A reconciliation of net income (loss) to NOI is presented below:

	Year Ended December 31,
(unaudited $ in thousands)	2020	2019	2018
Net Operating Income (NOI)
Net income (loss)	$14,576	$31,665	$(7,175)
Equity in net loss of unconsolidated entity	2,044	1,473	—
Interest income	(2)	(111)	(150)
Interest expense	30,724	26,593	28,749
Depreciation and amortization	199,889	168,305	149,891
Debt restructuring costs	18,036	1,523	605
Other (income) expense	(159)	50	—
Tax expense (benefit)	438	(37)	(3,368)
Transaction, integration and impairment costs	4,340	15,190	2,743
General and administrative expenses	84,965	80,385	80,857
Gain on sale of real estate, net	—	(14,769)	—
Restructuring	—	—	37,943
NOI from consolidated operations (1)	354,851	310,267	290,095
Pro rata share of NOI from unconsolidated entity (2)	4,122	2,789	—
Total NOI	$358,973	$313,056	$290,095
Breakdown of NOI by facility:
Atlanta (DC - 1) data center (3)	$106,199	$96,196	$87,060
Atlanta-Suwanee data center	48,829	48,704	48,165
Irving data center	45,318	45,484	42,621
Richmond data center	26,434	32,979	33,445
Chicago data center	18,444	13,104	8,878
Piscataway data center	17,944	13,584	12,266
Ashburn data center	17,704	4,698	1,250
Dulles data center	12,926	11,730	16,944
Princeton data center	10,149	9,977	9,729
Fort Worth data center	9,799	4,021	902
Santa Clara data center	9,352	7,549	8,344
Leased data centers (4)	7,322	8,793	9,695
Sacramento data center	5,879	6,204	7,448
Atlanta (DC - 2) data center (5)	5,216	—	—
Netherlands data centers (6)	4,341	2,041	—
Hillsboro data center	270	—	—
Other facilities	8,725	5,203	3,348
NOI from consolidated operations (1)	354,851	310,267	290,095
Pro rata share of NOI from unconsolidated entity (2)	4,122	2,789	—
Total NOI	$358,973	$313,056	$290,095

(1)Includes facility level general and administrative allocation charges of 4% of cash revenue for all facilities (with the exception of the leased facilities acquired in 2015, which were allocated a charge of 10% of cash revenues through 2018). These allocated charges aggregated to $19.8 million, $18.6 million and $20.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)QTS’ pro rata share of the unconsolidated entity is 50%.
(3)This property was formerly known as “Atlanta-Metro data center” but has been renamed “Atlanta (DC-1)” to distinguish between the existing data center and the new property development.
(4)At December 31, 2020 includes 7 facilities. All facilities are leased, including one subject to a finance lease.
(5)Represents the newly developed data center building at our Atlanta, GA campus.
(6)Consists of two data centers located in Eemshaven, Netherlands and Groningen, Netherlands.

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
A reconciliation of net income (loss) to EBITDAre and Adjusted EBITDA is presented below:

	Year Ended December 31,
(unaudited $ in thousands)	2020	2019	2018
EBITDAre and Adjusted EBITDA
Net income (loss)	$14,576	$31,665	$(7,175)
Equity in net loss of unconsolidated entity	2,044	1,473	—
Interest income	(2)	(111)	(150)
Interest expense	30,724	26,593	28,749
Tax expense (benefit)	438	(37)	(3,368)
Depreciation and amortization	199,889	168,305	149,891
(Gain) Loss on disposition of depreciated property	—	(13,408)	6,994
Impairments of depreciated property	—	11,461	8,842
Pro rata share of EBITDAre from unconsolidated entity	4,088	2,775	—
EBITDAre (1)	$251,757	$228,716	$183,783

Debt restructuring costs	18,036	1,523	605
Equity-based compensation expense	25,133	16,412	14,972
Restructuring costs	—	—	22,107
Transaction, integration and implementation costs	4,361	3,729	2,743
Adjusted EBITDA	$299,287	$250,380	$224,210

(1)EBITDAre for the year ended December 31, 2019 includes a $1.4 million gain on sale of real estate related to certain assets considered incidental to our primary business and were included in the “Gain on sale of real estate, net” line item of the consolidated statement of operations. No gains, losses or impairment write-downs associated with assets incidental to our primary business were included in EBITDAre for the years ended December 31, 2020 and December 31, 2018.

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
We expect that we will incur approximately $800 million to $900 million in capital expenditures in the year ended December 31, 2021, in connection with the development of our data center facilities, which excludes acquisitions and includes our 50% proportionate share of capital expenditures at the Manassas facility that was contributed to an unconsolidated entity. We expect to spend approximately $675 million to $775 million of capital expenditures with vendors on development, and the remainder on other capital expenditures and capitalized internal project costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of expenditures may vary.
We expect to meet these costs and our other short-term liquidity needs through operating cash flow, cash and cash equivalents, borrowings under our credit facilities, proceeds from the forward equity transactions discussed below, additional equity issuances through our Current ATM program or other capital markets activity including debt issuances. We may also sell an interest in certain projects into unconsolidated entities as another source of capital.
Our cash paid for capital expenditures for the years ended December 31, 2020, 2019 and 2018 are summarized in the table below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Development	$657,461	$256,012	$386,592
Acquisitions	43,933	76,383	117,029
Maintenance capital expenditures	10,150	4,233	6,662
Other capital expenditures (1)	106,201	105,059	91,049
Total capital expenditures	$817,745	$441,687	$601,332

(1)Represents capital expenditures for capitalized interest, commissions, personal property, overhead costs and corporate fixed assets. Corporate fixed assets primarily relate to construction of corporate offices, leasehold improvements and product related assets.
Long-Term Liquidity
Our long-term liquidity needs primarily consist of funds for property acquisitions, scheduled debt maturities, funding payments for finance leases, recurring and non-recurring capital expenditures, and dividend payments on our common stock, Series A Preferred Stock and Series B Preferred Stock. We may also pursue new developments and additional redevelopment of our data centers and future redevelopment of other space in our portfolio. We may also pursue development on land we own that is available at multiple data center properties in our portfolio. The development and/or redevelopment of this space, including timing, is at our discretion and will depend on a number of factors, including availability of capital and our estimate of the demand for data center space in the applicable market. We expect to meet our long-term liquidity needs with net cash provided by operations, incurrence of additional long-term indebtedness, borrowings under our credit facility, distributions from our unconsolidated entity and issuance of additional equity (including forward equity transactions) or debt securities, subject to prevailing market conditions, as discussed below. We may also sell an interest in certain projects into unconsolidated entities as another source of capital.

Equity
In February 2019, we conducted an underwritten offering of 7,762,500 shares of our Class A common stock, $0.01 par value per share (the “Class A common stock”) consisting of 4,000,000 shares issued during the first quarter of 2019 and 3,762,500 shares which were issued on a forward basis. During the year ended December 31, 2019 we settled a portion of the 3,762,500 shares subject to the forward sales agreements, and during the year ended December 31, 2020 we settled the remaining shares subject to the forward sale agreements as shown in the table below.
In June 2019, we established an “at-the-market” equity offering program (the “Prior ATM Program”) pursuant to which we could issue, from time to time, up to $400 million of our Class A common stock, $0.01 par value per share (the “Class A common stock”), which could include shares to be sold on a forward basis. The use of forward sales under the Prior ATM Program generally allowed us to lock in a price on the sale of shares of our Class A common stock when sold by the forward sellers, but defer receiving the net proceeds from such sales until the shares of our Class A common stock are issued at settlement on a later date.
In May 2020, we established a new “at-the-market” equity offering program (the “Current ATM Program”) pursuant to which we may issue, from time to time, up to $500 million of our Class A common stock, which may include shares to be sold on a forward basis. As under the Prior ATM Program, the use of forward sales under the Current ATM Program generally allows us to lock in a price on the sale of shares of our Class A common stock when sold by the forward sellers, but defer receiving the net proceeds from such sales until the shares of our Class A common stock are issued at settlement on a later date.
At any time during the term of any forward sale under the Prior ATM Program or the Current ATM Program we may settle the forward sale by physical delivery of shares of Class A common stock to the forward purchasers or, at our election, cash settle or net share settle. The initial forward sale price per share under each forward sale equals the product of (x) an amount equal to 100% of proceeds of the sale of such shares minus the applicable forward selling commission and (y) the volume weighted average price per share at which the borrowed shares of our common stock were sold pursuant to the equity distribution agreement by the relevant forward seller during the applicable forward hedge selling period for such shares to hedge the relevant forward purchaser’s exposure under such forward sale. Thereafter, the forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor equal to the specified daily rate less a spread, and is decreased based on specified amounts related to dividends on shares of our common stock during the term of the applicable forward sale. If the specified daily rate is less than the spread on any day, the interest rate factor will result in a daily reduction of the applicable forward sale price.
During the year ended December 31, 2020, we received $286.3 million of net proceeds from the settlement of forward shares as noted in the table below. We expect to physically settle (by delivering shares of Class A common stock) the remaining forward sales under the Prior ATM Program and Current ATM Program prior to the first anniversary date of each respective transaction. In addition, during the year ended December 31, 2020, we utilized the forward provisions under the Prior ATM Program and the Current ATM Program to allow for the sale of additional shares of our common stock as noted in the table below.
In June 2020, we conducted an underwritten offering of 4,400,000 shares of common stock offered on a forward basis at a price of $64.90 per share representing available net proceeds upon physical settlement of approximately $266.9 million as of December 31, 2020. We expect to physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds, subject to certain adjustments, from the sale of those shares of common stock by June 30, 2021, although we have the right to elect settlement prior to that time.

The following table represents a summary of our equity issuances during the year ended December 31, 2020 (in thousands):

Offering Program	Forward Shares Sold/(Settled)		Net Proceeds Available/(Received) (1)
Shares and net proceeds available as of December 31, 2019	3,795		$173,776	(2)
February 2019 Offering - Settlement	(931)	(3)	(35,841)
June 2019 Prior ATM Program - Sales	4,550		243,577
June 2019 Prior ATM Program - Settlements	(4,981)	(3)	(250,496)
May 2020 Current ATM Program - Sales	3,128		189,640
June 2020 Offering - Sales	4,400		266,894
Shares and net proceeds available as of December 31, 2020	9,961		$587,550

(1)Net Proceeds Available remain subject to certain adjustments until settled.
(2)Proceeds available reported in the Form 10-K for the period ended December 31, 2019 were $177.8 million. The $4 million decrease is due primarily to QTS’ declared dividends, which reduces cash expected to be received upon full physical settlement of the forward shares.
(3)Represents the number of forward shares we elected to physically settle during the period.
As shown in the table above, as of December 31, 2020, we had access to approximately $587.6 million of net proceeds through forward stock sales (subject to further adjustment as described above). We view forward equity sales as an important capital raising tool that we expect to continue to strategically and selectively use, subject to market conditions and overall availability under the Current ATM Program.
Manassas Unconsolidated Entity.
On February 22, 2019, we entered into an agreement with Alinda, an infrastructure investment firm, with respect to our Manassas (DC-1) data center, as described above under “Factors That May Influence Future Results of Operations and Cash Flows.” At the closing, we received approximately $53 million in proceeds, which was comprised of the cash contributed by Alinda and also borrowings under a $164.5 million secured credit facility entered into by the unconsolidated entity at closing that carries a rate of LIBOR plus 2.00% to 2.25% depending on the existing leverage ratio. We used these proceeds to pay down our revolving credit facility and for general corporate purposes. Under the agreement, we will receive additional proceeds in the future as and when we complete development of each phase of the Manassas data center and place it into service, which allows us to receive proceeds for Alinda’s share of the unconsolidated entity based on the expected full stabilization of the asset. These proceeds will be based on a 6.75% capitalization rate for each phase delivered during the first three years of the agreement.
Cash
As of December 31, 2020, our cash and cash equivalents balance was $22.8 million.

Dividends and Distributions
The following tables present quarterly cash dividends and distributions paid to our common and preferred stockholders for the years ended December 31, 2020 and 2019:

Year Ended December 31, 2020
Record Date	Payment Date	Per Share Rate	Aggregate Dividend/Distribution Amount (in millions)
Common Stock
September 18, 2020	October 6, 2020	$0.47	$32.0
June 19, 2020	July 7, 2020	0.47	31.5
March 20, 2020	April 7, 2020	0.47	31.5
December 20, 2019	January 7, 2020	0.44	28.6
			$123.6

Series A Preferred Stock
September 30, 2020	October 15, 2020	$0.45	$1.9
June 30, 2020	July 15, 2020	0.45	1.9
March 31, 2020	April 15, 2020	0.45	1.9
December 31, 2019	January 15, 2020	0.45	1.9
			$7.6

Series B Preferred Stock
September 30, 2020	October 15, 2020	$1.63	$5.1
June 30, 2020	July 15, 2020	1.63	5.1
March 31, 2020	April 15, 2020	1.63	5.1
December 31, 2019	January 15, 2020	1.63	5.1
			$20.4

Year Ended December 31, 2019
Record Date	Payment Date	Per Share Rate	Aggregate Dividend/Distribution Amount (in millions)
Common Stock
September 19, 2019	October 4, 2019	$0.44	$27.3
June 25, 2019	July 9, 2019	0.44	27.3
March 20, 2019	April 4, 2019	0.44	27.3
December 21, 2018	January 8, 2019	0.41	23.7
			$105.6

Series A Preferred Stock
September 30, 2019	October 15, 2019	$0.45	$1.9
June 30, 2019	July 15, 2019	0.45	1.9
March 31, 2019	April 15, 2019	0.45	1.9
December 31, 2018	January 15, 2019	0.45	1.9
			$7.6

Series B Preferred Stock
September 30, 2019	October 15, 2019	$1.63	$5.1
June 30, 2019	July 15, 2019	1.63	5.1
March 31, 2019	April 15, 2019	1.63	5.1
December 31, 2018	January 15, 2019	1.63	5.1
			$20.4

Additionally, subsequent to December 31, 2020, we paid the following dividends:
•On January 7, 2021, we paid our regular quarterly cash dividend of $0.47 per common share to stockholders of record as of the close of business on December 22, 2020.

•On January 15, 2021, we paid a quarterly cash dividend of approximately $0.45 per share on our Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on December 31, 2020.

•On January 15, 2021, we paid a quarterly cash dividend of approximately $1.63 per share on our Series B Preferred Stock to holders of Series B Preferred Stock of record as of the close of business on December 31, 2020.
Indebtedness
As of December 31, 2020, we had approximately $1.9 billion of indebtedness, including finance lease obligations.
Unsecured Credit Facility. In October 2019, we amended and restated our unsecured credit facility (the “unsecured credit facility”), which among other things increased the total potential borrowings, extended maturity dates, lowered interest rates, and provided for an additional term loan under the agreement. The unsecured credit facility includes a $225 million term loan which matures on December 17, 2024 (“Term Loan A”), a $225 million term loan which matures on April 27, 2025 (“Term Loan B”), an additional term loan of $250 million, which matures on October 18, 2026 (“Term Loan C”), and a $1.0 billion revolving credit facility which matures on December 17, 2023. The revolving portion of the unsecured credit facility has a one-year extension option available to the Company, subject to certain conditions. Amounts outstanding under the unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will vary depending upon our leverage ratio. For revolving credit loans, the spread ranges from 1.25% to 1.85% for LIBOR loans and 0.25% to 0.85% for base rate loans. For Term Loan A and Term Loan B, the spread ranges from 1.20% to 1.80% for LIBOR loans and 0.20% to 0.80% for base rate loans. For Term Loan C, the spread ranges from 1.50% to 1.85% for LIBOR loans and 0.50% to 0.85% for base rate loans. The unsecured credit facility also provides for borrowing capacity of up to $300 million in various foreign currencies.
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
Our ability to borrow under the unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations on liens, mergers, consolidations, investments, distributions, asset sales and affiliate transactions, as well as the following financial covenants: (i) the Operating Partnership's and its subsidiaries' consolidated total unsecured debt plus any capitalized lease obligations with respect to the unencumbered asset pool properties may not exceed 60% of the unencumbered asset pool value (or 65% of the unencumbered asset pool value for up to four consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent, provided the four fiscal quarter period includes the quarter in which the material acquisition was consummated); (ii) the unencumbered asset pool debt yield cannot be less than 10.5%; (iii) QTS must maintain a minimum fixed charge coverage ratio (defined as the ratio of consolidated EBITDA, subject to certain adjustments, to consolidated fixed charges) for the prior two most recently-ended calendar quarters of 1.50 to 1.00; (iv) QTS must maintain a maximum debt to gross asset value (as defined in the amended and restated credit agreement) ratio of 60% (or 65% for the four consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent, provided the four fiscal quarter period includes the quarter in which the material acquisition was consummated); and (v) QTS must maintain tangible net worth (as defined in the amended and restated credit agreement) which cannot be less than the sum of $1.7 billion plus 75% of the net proceeds from any equity offerings subsequent to June 30, 2019.
The availability under the revolving credit facility is the lesser of (i) $1.0 billion, (ii) 60% of the unencumbered asset pool capitalized value (or 65% of the unencumbered asset pool capitalized value for the four consecutive fiscal quarters immediately following a material acquisition for which the Operating Partnership has provided written notice to the Agent, provided the four fiscal quarter period includes the quarter in which the material acquisition was consummated) and (iii) the amount resulting in an unencumbered asset pool debt yield of 10.5%. In the case of clauses (ii) and (iii) of the preceding sentence, the amount available under the unsecured revolving credit facility is adjusted to take into account any other unsecured debt and certain capitalized leases. A material acquisition is an acquisition of properties or assets with a gross purchase price equal to or in excess of 15% of the Operating Partnership’s gross asset value (as defined in the amended and restated credit agreement) as of the end of the most recently ended quarter for which financial statements are publicly available. The availability of funds under our unsecured credit facility depends on compliance with our covenants. The current availability under the unsecured revolving credit facility was $607.7 million as of December 31, 2020.
As of December 31, 2020, we had outstanding $1.1 billion of indebtedness under the unsecured credit facility, consisting of $392.3 million of outstanding borrowings under the unsecured revolving credit facility and $700.0 million aggregate outstanding under Term Loans A, B and C, exclusive of net debt issuance costs of $7.1 million. In connection with the unsecured credit facility, as of December 31, 2020, we had letters of credit outstanding aggregating to $3.5 million. As of December 31, 2020, the weighted average interest rate for amounts outstanding under the unsecured credit facility, including the effects of interest rate swaps, was 2.65%.
As of December 31, 2020, we had interest rate swap agreements in place with an aggregate notional amount of $700 million. The forward swap agreements effectively fix the interest rate on $700 million of term loan borrowings, $225 million of swaps allocated to Term Loan A, $225 million allocated to Term Loan B and $250 million allocated to Term Loan C, through the current maturity dates of the respective term loans.
Term Loan D. In October 2020, through our Operating Partnership, we entered into a $250 million term loan (“Term Loan D”) that matures on January 15, 2026. Consistent with our existing term loans, amounts outstanding under Term Loan D bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will vary depending upon our leverage ratio. The spread ranges from 1.20% to 1.80% for LIBOR loans and 0.20% to 0.80% for base rate loans. In addition, Term Loan D contains a LIBOR floor of 0.25%. When combined with our current $1.7 billion unsecured credit facility, Term Loan D increases QTS' aggregate unsecured credit facility capacity to $1.95 billion. Term Loan D also provides for a $250 million accordion feature to increase borrowing capacity up to $500 million, subject to obtaining necessary commitments. Term Loan D contains various debt covenants with which we are subject to, and these debt covenants are substantially the same as the debt covenants associated with the unsecured credit facility.
4.750% Senior Notes. In November 2017, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the previously outstanding 5.875% Senior Notes due 2022 (collectively, the “Issuers”), issued $400 million aggregate principal amount of 4.750% Senior Notes due 2025 (the “4.750% Senior Notes”) in a private offering. The 4.750% Senior Notes had an interest rate of 4.750% per annum, were issued at a price equal to 100% of their face value and were scheduled to mature on November 15, 2025. During the fourth quarter of 2020 we used availability on our unsecured revolving credit facility, which increased due to revolver repayments following the issuance of the 3.875% Senior Notes and closing of Term Loan D, to fund the redemption of, and satisfy and discharge the indenture pursuant to which the Issuers issued, all of their outstanding 4.750% Senior Notes. We incurred expenses in the fourth quarter of 2020 associated with the redemption of the 4.750% Senior Notes of $18.0 million, including early redemption fees of $-14.3 million as well as noncash charges of $-3.7 million related to the write off of existing deferred financing costs.
3.875% Senior Notes. In October 2020, the Issuers issued $500 million aggregate principal amount of senior notes due October 1, 2028 (the “3.875% Senior Notes”) in a private offering. The 3.875% Senior Notes have an interest rate of 3.875% per annum and were issued at a price equal to 100% of their face value. The net proceeds from the offering were used to repay a portion of the amount outstanding under our unsecured revolving credit facility, and subsequently with availability under the unsecured revolving credit facility we funded the redemption of, and satisfied and discharged the indenture pursuant to which the Issuers issued, all of their outstanding 4.750% Senior Notes described above. As of December 31, 2020, the net debt issuance costs associated with the 3.875% Senior Notes were $7.5 million.
The Issuers may redeem the 3.875% Senior Notes prior to maturity at their option at the prices set forth in the indenture dated as of October 7, 2020, among QTS, the Issuers, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”). The Indenture also includes customary negative covenants, including limitations on asset sales, investments, distributions, incurrence of additional debt and affiliate transactions.
The 3.875% Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than certain foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS Realty Trust, Inc., the Issuers or any other subsidiary guarantor, other than QTS Finance Corporation, the co-issuer of the 3.875% Senior Notes. QTS Realty Trust, Inc. does not guarantee the 3.875% Senior Notes and will not be required to guarantee the 3.875% Senior Notes except under certain circumstances.
Lenexa Mortgage. On March 8, 2017, we entered into a $1.9 million mortgage loan secured by our Lenexa facility. This mortgage had a fixed rate of 4.1%, with periodic principal payments due monthly and a balloon payment of $1.6 million scheduled for May 2022. During the fourth quarter of 2020, we paid off the outstanding loan balance of $1.7 million associated with the Lenexa mortgage.
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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2020, including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (in thousands):

Obligations (1)	2021	2022	2023	2024	2025	Thereafter	Total
Operating Leases	$9,818	$10,266	$10,393	$8,317	$8,036	$40,872	$87,702
Finance Leases	2,693	2,937	3,205	3,489	3,790	25,604	41,718
Future Principal Payments of Indebtedness (2)	—	—	392,337	225,000	225,000	1,000,000	1,842,337
Total (3)	$12,511	$13,203	$405,935	$236,806	$236,826	$1,066,476	$1,971,757

(1)Contractual obligations do not include our energy power purchase agreements as QTS has the ability to sell unused capacity back to the utility provider.
(2)Does not include the related debt issuance costs on the 3.875% Senior Notes nor the related debt issuance costs on the term loans reflected at December 31, 2020. Also does not include letters of credit outstanding aggregating to $3.5 million as of December 31, 2020 under our unsecured credit facility.
(3)Total obligations amount does not include contractual interest that we are required to pay on our long-term debt obligations. Contractual interest payments on our credit facilities, mortgages, finance leases and other financing arrangements through the scheduled maturity date, assuming no prepayment of debt and inclusive of the effects of interest rate swaps, are shown below. Interest payments were estimated based on the principal amount of debt outstanding and the applicable interest rate as of December 31, 2020 (in thousands):

2021	2022	2023	2024	2025	Thereafter	Total
$55,196	$57,193	$57,022	$42,142	$32,156	$61,871	$305,580
Off-Balance Sheet Arrangements
On February 22, 2019, we entered into an agreement with Alinda, an infrastructure investment firm, with respect to our Manassas (DC-1) data center, as described above under “Factors That May Influence Future Results of Operations and Cash Flows.” As of December 31, 2020, our pro rata share of mortgage debt of the unconsolidated entity, excluding deferred financing costs, was approximately $45.7 million, all of which is subject to forward interest rate swap agreements. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for information on the Company’s interest rate swaps.
The Company has various forward equity contracts, described above, that provide for the ability to raise capital and issue common stock at varying prices and future dates. As of December 31, 2020, the Company had access to approximately $587.6 million of net proceeds through forward stock sales (subject to further adjustment as described above under the heading “Equity Capital”). The Company views forward equity sales as an important capital raising tool that it expects to continue to strategically and selectively use, subject to market conditions and overall availability under the Current ATM Program. See the section above titled “Equity Capital” for additional information related to our forward stock sales.

Cash Flows

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash flow provided by (used for):
Operating activities	$299,715	$199,490	$191,273
Investing activities	(817,745)	(387,260)	(598,553)
Financing activities	521,168	191,396	410,796
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Cash flow provided by operating activities was $299.7 million for the year ended December 31, 2020, compared to $199.5 million for the year ended December 31, 2019. The increase in cash flow provided by operating activities of $100.2 million was primarily due to an increase in cash operating income of $50.4 million as well as an increase in cash flow associated with net changes in working capital of $49.9 million primarily relating to an increase in deferred income.
Cash flow used for investing activities increased by $430.5 million to $817.7 million for the year ended December 31, 2020, compared to $387.3 million for the year ended December 31, 2019. The increase was due primarily to an increase in additions to property and equipment of $412.7 million related to the expansion and build out of our portfolio. Also contributing to the increase in cash used for investing activities was proceeds of $52.7 million received from our contribution of assets to an unconsolidated entity during 2019. Partially offsetting these increases was a decrease in cash paid for acquisitions of $32.5 million primarily related to our acquisition of the Netherlands facilities during 2019.
Cash flow provided by financing activities was $521.2 million for the year ended December 31, 2020, compared to $191.4 million for the year ended December 31, 2019. The increase was primarily due to our issuance of Term Loan D during the year ended December 31, 2020 which contributed $250.0 million, the replacement of our 4.75% Senior Notes with our 3.875% Senior Notes contributing a net increase of $100.0 million, higher net equity proceeds received of $17.1 million, partially offset by higher payments of cash dividends to common stockholders of $17.2 million and $14.3 million of early extinguishment fees associated with our payoff of the 4.75% Senior Notes during the year ended December 31, 2020.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
For a discussion comparing the Company’s liquidity and capital resources for the year ended December 31, 2019 compared to the year ended December 31, 2018 refer to subsection “Liquidity and Capital Resources - Year Ended December 31, 2019 Compared to Year Ended December 31, 2018” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by reference herein. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data.
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
Unconsolidated Entities. We account for our 50% equity investment in our unconsolidated entity arrangement using the equity method of accounting. We determined that while the entity is a variable interest entity (“VIE”), we were not the primary beneficiary, thus the equity method of accounting was appropriate for transactions between QTS and the entity.
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
Impairment of Long-Lived Assets and Goodwill. Whenever events or changes in circumstances indicate that the carrying amount of the asset group(s) may not be recoverable, we assess whether there has been impairment in the value of long-lived assets used in operations or in development and intangible assets subject to amortization. Recoverability of assets to be held and used is generally measured by comparison of the carrying amount of the asset group to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group over its remaining useful life. If the net carrying value of the asset group exceeds the value of the undiscounted cash flows, the fair value of the asset is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value.
The fair value of goodwill is the consideration transferred which is not allocable to identifiable intangible and tangible assets. Goodwill is subject to at least an annual assessment for impairment. In connection with the goodwill impairment evaluation that the Company performed on October 1, 2020, the Company determined qualitatively that it is not more likely than not that the fair value of the Company’s one reporting unit was less than the carrying amount, thus it did not perform a quantitative analysis.
Rental Revenue. We, as a lessor, have retained substantially all the risks and benefits of ownership and have concluded our leases qualify as operating leases. ASC Topic 842 allows lessors to combine nonlease components with the related lease components if both the timing and pattern of transfer are the same for the nonlease component(s) and related lease component, and the lease component would be classified as an operating lease. The single combined component is accounted for under ASC Topic 842 if the lease component is the predominant component and is accounted for under ASC Topic 606 if the nonlease components are the predominant components. We combine our lease and nonlease components that meet the defined criteria and account for the combined lease component under ASC Topic 842. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. Rental revenue also includes amortization of set-up fees which are paid in advance by the lessee and amortized over the term of the respective lease, as discussed above.
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
As of December 31, 2020, we had interest rate swap agreements in place with an aggregate notional amount of $700 million. The forward swap agreements effectively fix the interest rate on $700 million of term loan borrowings, $225 million of swaps allocated to Term Loan A, $225 million allocated to Term Loan B and $250 million allocated to Term Loan C, through the current maturity dates of the respective term loans.
As of December 31, 2020, after consideration of interest rates swaps in effect, we had outstanding $642.3 million of consolidated indebtedness that bore interest at variable rates, which was comprised of the revolving portion of the unsecured credit facility as well as Term Loan D.
We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. A 1% increase in interest rates would increase the interest expense on the $642.3 million of variable indebtedness outstanding as of December 31, 2020 by approximately $6.2 million annually. Conversely, a decrease in the LIBOR rate to 0.00% would decrease the interest expense on this $642.3 million of variable indebtedness outstanding by approximately $0.6 million annually based on the one-month LIBOR rate of approximately 0.14% as of December 31, 2020.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”) which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Company has contracts consisting of the unsecured credit facility, Term Loan D and the forward interest rate swap agreements, documented above, that are indexed to LIBOR and is monitoring and evaluating the related risks, which may include higher interest on loans and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to the Financial Statements on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures for the period ended December 31, 2020, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QTS’ disclosure controls and procedures are effective to ensure that information required to be disclosed by QTS in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
As of December 31, 2020, management assessed the effectiveness of QTS Realty Trust, Inc.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has concluded that, as of December 31, 2020, QTS Realty Trust, Inc.’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Changes in Internal Control over Financial Reporting
There were no changes in QTS’ internal control over financial reporting during the three-month period ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, QTS’ internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors is incorporated herein by reference from the section entitled “Proposal One: Election of Directors—Nominees for Election as Directors” in the Company’s definitive Proxy Statement (“2021 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company’s Annual Meeting of Stockholders to be held on May 4, 2021. The 2021 Proxy Statement will be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2020.
The information regarding executive officers is incorporated herein by reference from the section entitled “Executive Officers” in the Company’s 2021 Proxy Statement.
The information regarding the Company’s code of business conduct and ethics is incorporated herein by reference from the sections entitled “Corporate Governance and Board Matters—Code of Business Conduct and Ethics” in the Company’s 2021 Proxy Statement.
The information regarding the Company’s audit committee, its members and the audit committee financial experts is incorporated by reference herein from the section entitled “Corporate Governance and Board Matters—Committees of the Board—Audit Committee” in the Company’s 2021 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION
The information included under the following captions in the Company’s 2021 Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers,” “Corporate Governance and Board Matters—Compensation of Directors” and “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Executive Officers—Equity Compensation Plan Information” in the Company’s 2021 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding transactions with related persons and director independence is incorporated herein by reference from the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Matters—Corporate Governance Profile” in the Company’s 2021 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding principal auditor fees and services and the audit committee’s pre-approval policies are incorporated herein by reference from the sections entitled “Proposal Four: Ratification of the Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Proposal Four: Ratification of the Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in the Company’s 2021 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following is a list of documents filed as a part of this report:
(1)Financial Statements
Included herein at pages F-1 through F-45.
(2)Financial Statement Schedules
The following financial statement schedules are included herein at pages F-46 through F-48:
Schedule II—Valuation and Qualifying Accounts
Schedule III—Real Estate Investments
All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions, are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.
(3)Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1
Articles of Amendment and Restatement of QTS Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013 (Commission File No. 001-36109)

3.2
Second Amended and Restated Bylaws of QTS Realty Trust, Inc., as amended, incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020 (Commission File No. 001-36109)

3.3
Articles Supplementary designating QTS Realty Trust, Inc.’s 7.125% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on March 15, 2018 (Commission File No. 001-36109)

3.4
Articles Supplementary designating QTS Realty Trust, Inc.’s 6.50% Series B Cumulative Convertible Perpetual Preferred Stock, liquidation preference $100.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A filed on June 25, 2018 (Commission File No. 001-36109)

3.5
Articles Supplementary opting out of the Maryland Unsolicited Takeovers Act, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 25, 2018 (Commission File No. 001-36109)

3.6
Articles of Amendment to the Articles of Amendment and Restatement of QTS Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 10, 2019 (Commission File No. 002-36109)

4.1
Form of Specimen Class A Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675)

4.2
Indenture, dated October 7, 2020, by and among QualityTech, LP, QTS Finance Corporation, QTS Realty Trust, Inc., certain subsidiaries of QualityTech, LP and Deutsche Bank Trust Company Americas, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 7, 2020 (Commission File No.001-36109)

4.3	Form of Global Note representing the Notes (included as Exhibit A to Exhibit 4.2 hereof).

4.4
Form of stock certificate evidencing the 7.125% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed on March 15, 2018 (Commission File No. 001-36109)

4.5
Form of stock certificate evidencing the 6.50% Series B Cumulative Convertible Perpetual Preferred Stock, liquidation preference $100.00 per share, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed on June 25, 2018 (Commission File No. 001-36109)

4.6	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 +

10.1
Amended and Restated Certificate of Limited Partnership of QualityTech, LP, incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K filed on February 28, 2020 (Commission File No. 001-36109)

10.2
Fifth Amended and Restated Agreement of Limited Partnership of QualityTech, LP dated October 15, 2013 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2013 (Commission File No. 001-36109)

10.3
Amendment No. 1 to the Fifth Amended and Restated Agreement of Limited Partnership of QualityTech, LP incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 20, 2018 (Commission File No.001-36109)

10.4
Amendment No. 2 to Fifth Amended and Restated Agreement of Limited Partnership of QualityTech, LP, dated as of June 25 2018, by QTS Realty Trust, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 27, 2018 (Commission File No. 001-36109)

10.5
Amendment No. 3 to the Fifth Amended and Restated Agreement of Limited Partnership of QualityTech, LP, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 16, 2018 (Commission File No.001-36109)

10.6
Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Chad L. Williams, incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 001-36109) †

10.7
Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Jeffrey H. Berson, incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675) †

10.8
Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Shirley E. Goza, incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675) †

10.9
Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and John W. Barter, incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675) †

10.10
Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and William O. Grabe, incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675) †

10.11
Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Catherine R. Kinney, incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675) †

10.12
Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Peter A. Marino, incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675) †

10.13
Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Scott D. Miller, incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675) †

10.14
Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Philip P. Trahanas, incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675) †

10.15
Indemnification Agreement dated as of September 25, 2013 by and between QTS Realty Trust, Inc. and Stephen E. Westhead, incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675) †

10.16
Indemnification Agreement dated as of March 21, 2016 by and between QTS Realty Trust, Inc. and Jon Greaves, incorporated by reference to Exhibit 10.30 to the Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017 (Commission File No. 001-36109) †

10.17
Indemnification Agreement dated as of August 31, 2016 by and between QTS Realty Trust, Inc. and Steven Bloom, incorporated by reference to Exhibit 10.31 to the Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017 (Commission File No. 001-36109) †

10.18
Indemnification Agreement, dated as of February 20, 2018, by and between QTS Realty Trust, Inc. and David Robey, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 20, 2018 (Commission File No. 001-36109)†

10.19
Indemnification Agreement, dated as of September 24, 2018, by and among QTS Realty Trust, Inc. and Mazen Al-Rawashdeh, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2018 (Commission File No. 001-36109)†

10.20
Indemnification Agreement, dated as of March 13, 2019, by and between QTS Realty Trust, Inc. and Wayne Rehberger, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 13, 2019 (Commission File No. 001-36109)†

10.21
Indemnification Agreement, dated as of December 17, 2020, by and between QTS Realty Trust, Inc. and Joan A. Dempsey, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 17, 2020 (Commission File No. 001-36109)†

10.22	Indemnification Agreement, dated as of October 1, 2020, by and between QTS Realty Trust, Inc. and Matt N. Thomson†+

10.23
Registration Rights Agreement dated October 15, 2013 by and among QTS Realty Trust, Inc. and the parties listed on Schedule I thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 17, 2013 (Commission File No. 001-36109)

10.24
Amended and Restated Registration Rights Agreement dated October 15, 2013 by and among QTS Realty Trust, Inc., QualityTech GP, LLC, Chad L. Williams and certain entities owned or controlled by Chad L. Williams, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 17, 2013 (Commission File No. 001-36109)

10.25
Tax Protection Agreement dated as of October 15, 2013 by and among QTS Realty Trust, Inc., QualityTech, LP and the signatories party thereto, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on October 17, 2013 (Commission File No. 001-36109)

10.26
QualityTech, LP 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675) †

10.27
Amendment No. 1 to QualityTech, LP 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675) †

10.28
Form of Class O Unit Award Agreement (Time-Based Vesting) under QualityTech, LP 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675) †

10.29
Form of Class O Unit Award Agreement (Performance-Based Vesting) under QualityTech, LP 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675) †

10.30
Form of Class O Unit Award Agreement under QualityTech, LP 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675) †

10.31
QTS Realty Trust, Inc. 2013 Equity Incentive Plan, incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11/A filed with the SEC on September 26, 2013 (Commission File No. 333-190675) †

10.32
Amendment No. 1 to QTS Realty Trust, Inc. 2013 Equity Incentive Plan, incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 23, 2015 (Commission File No. 001-36109) †

10.33
Amendment No. 2 to QTS Realty Trust, Inc. 2013 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 6, 2015 (Commission File No. 001-36109) †

10.34
Amendment No. 3 to QTS Realty Trust, Inc. 2013 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 9, 2019 (Commission File No. 001-36109)†

10.35
Form of Restricted Shares Agreement under QTS Realty Trust, Inc. 2013 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 6, 2013 (Commission File No. 001-36109) †

10.36
Form of Non-Qualified Option Agreement under QTS Realty Trust, Inc. 2013 Equity Incentive Plan, incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675) †

10.37	Form of Performance Share Unit Agreement (Performance-Based [Non-Shareholder Return] Units) under QTS Realty Trust, Inc. 2013 Equity Incentive Plan. †

10.38	Form of Performance Share Unit Agreement (Performance-Based [Non-Shareholder Return] Units) for Grants to Chief Executive Officer under QTS Realty Trust, Inc. 2013 Equity Incentive Plan. †

10.39	Form of Performance Share Unit Agreement (Performance-Based [Shareholder Return] Units) under QTS Realty Trust, Inc. 2013 Equity Incentive Plan. )†

10.40	Form of Performance Share Unit Agreement (Performance-Based [Shareholder Return] Units) for Grants to Chief Executive Officer under QTS Realty Trust, Inc. 2013 Equity Incentive Plan. †

10.41
Ground Lease, dated October 2, 1997, by and between Mission-West Valley Land Corporation, as landlord, and Nexus Properties, Inc., Kinetic Systems, Inc., Digital Square, Inc., R. Darrell Gary, Michael J. Reidy and Michael J. Reidy as trustee of the Ronald Bonaguidi irrevocable trust, together as tenants, incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.42
First Amendment to Ground Lease, dated April 29, 1998, by and between Mission-West Valley Land Corporation, as landlord, and Nexus Properties, Inc., Kinetic Systems, Inc., R. Darrell Gary, Michael J. Reidy and Michael J. Reidy as trustee of the Ronald Bonaguidi irrevocable trust, together as tenants, incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.43
Second Amendment to Ground Lease, dated September 24, 2009, by and between Mission-West Valley Land Corporation, as landlord, and Quality Investment Properties Santa Clara, LLC, Chad L. Williams, incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.44
Third Amendment to Ground Lease, dated November 17, 2011, by and between Mission-West Valley Land Corporation, as landlord, and Quality Investment Properties Santa Clara, LLC, Chad L. Williams, incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.45
Lease Agreement, dated January 1, 2009, by and between Quality Investment Properties-Williams Center, L.L.C. and Quality Technology Services Lenexa, LLC, incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.46
First Amendment to Lease, dated March 1, 2013, by and between Quality Investment Properties-Williams Center, L.L.C. and Quality Technology Services Lenexa, LLC, incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-11/A filed with the SEC on August 16, 2013 (Commission File No. 333-190675)

10.47
Second Amendment to Lease, dated December 1, 2013, by and between Quality Investment Properties-Williams Center, L.L.C. and Quality Technology Services Lenexa, LLC, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2014 (Commission File No. 001-36109)

10.48
Third Amendment to Lease, dated May 1, 2014, by and between Quality Investment Properties-Williams Center, L.L.C. and Quality Technology Services Lenexa, LLC, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2014 (Commission File No. 001-36109)

10.49
2020 Amended and Restated QTS Realty Trust, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed on February 28, 2020 (Commission File No. 001-36109)†

10.50
Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and Chad L. Williams, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (Commission File No. 001-36109) †

10.51
Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and Jeffrey H. Berson, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 14, 2017 (Commission File No. 001-36109) †

10.52
Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and Shirley E. Goza, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2017 (Commission File No. 001-36109) †

10.53
Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and Jon D. Greaves, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2017 (Commission File No. 001-36109) †

10.54
Employment Agreement, dated April 11, 2017, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC and Steven C. Bloom, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2017 (Commission File No. 001-36109) †

10.55
Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Chad L. Williams, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017 (Commission File No. 001-36109) †

10.56
Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Jeffrey H. Berson, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017 (Commission File No. 001-36109) †

10.57
Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Shirley E. Goza, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017 (Commission File No. 001-36109) †

10.58
Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Steven C. Bloom, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017 (Commission File No. 001-36109) †

10.59
Amendment to Employment Agreement dated June 23, 2017 by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Jon D. Greaves, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017 (Commission File No. 001-36109) †

10.60
Employment Agreement, dated March 15, 2018, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services Holding, LLC, Quality Technology Services, LLC, and David Robey, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 20, 2018 (Commission File No. 001-36109) †

10.61	Employment Agreement, dated October 1, 2020, by and among QTS Realty Trust, Inc., QualityTech, LP, Quality Technology Services, LLC, and Matt N. Thomson †+

10.62
Retirement and Transition Agreement and Release of all Claims, dated June 30, 2020, among Shirley E. Goza and QTS Realty Trust, Inc., QualityTech, LP and Quality Technology Services, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 30, 2020 (Commission File No. 001-36109) †

10.63
Stock Purchase Agreement dated May 6, 2015 by and among Quality Technology Services Holding, LLC, Carpathia Holdings, LLC and Carpathia Acquisition, Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 12, 2015 (Commission File No. 002-36109)

10.64
First Amendment to Stock Purchase Agreement dated May 6, 2015 by and among Quality Technology Services Holding, LLC, Carpathia Holdings, LLC and Carpathia Acquisition, Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 19, 2015 (Commission File No. 001-36109)

10.65
Transaction Agreement, dated as of April 24, 2018, by and between QTS Technology Services Holding, LLC, QualityTech, LP, and General Datatech, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2018 (Commission File No. 001-36109)

10.66
Channel Agreement, dated as of April 24, 2018, by and between QTS Technology Services Holding, LLC and General Datatech, L.P., incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2018 (Commission File No. 001-36109)

10.67
Seventh Amended and Restated Credit Agreement dated as of October 18, 2019 by and among QualityTech, LP, KeyBank National Association, as agent, the lenders party thereto, KeyBanc Capital Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Regions Capital Markets and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners with respect to the Revolving Credit Loans, Term Loans A and Term Loans B, KeyBanc Capital Markets, Inc., Regions Capital Markets, SunTrust Robinson Humphrey, Inc. and TD Securities (USA) LLC as joint lead arrangers and joint bookrunners with respect to the Term Loans C, and Bank of America, N.A., Regions Bank and TD Securities (USA) LLC, as co-syndication agents, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 22, 2019 (Commission File No.001-36109)

10.68
Fifth Amended and Restated Unconditional Guaranty of Payment and Performance dated as of October 18, 2019 by QTS Realty Trust, Inc. (to KeyBank National Association), incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 22, 2019 (Commission File No.001-36109)

10.69
Term Loan Agreement dated as of October 16, 2020 by and among QualityTech, LP, KeyBank National Association, as agent, the lenders party thereto, KeyBanc Capital Markets, Inc., BMO Capital Markets, Inc. and PNC Capital Markets LLC, as joint lead arrangers and joint book runners, and TD Securities (USA) LLC and Truist Bank, as co-documentation agents, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 16, 2020 (Commission File No.001-36109)

10.70
Unconditional Guaranty of Payment and Performance dated as of October 16, 2020 by QTS Realty Trust, Inc. (to KeyBank National Association), incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 16, 2020 (Commission File No.001-36109)

10.71
QTS Realty Trust, Inc. Director Deferred Compensation Plan, effective January 1, 2018 , incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018 (Commission File No. 001-36109). †

21.1	List of Subsidiaries of QTS Realty Trust, Inc.+

23.1	Consent of Ernst & Young LLP+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101	The following materials from QTS Realty Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations and statements of comprehensive income, (iii) consolidated statements of equity and partners’ capital, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements

104	Cover Page Interactive Date File (formatted in iXBRL (inline eXtensible Business Reporting Language) and contained in Exhibit 101)

+ Filed herewith.
†Denotes a management contract or compensatory plan, contract or arrangement.
ITEM 16.    FORM 10-K SUMMARY
The Company has chosen not to include a Form 10-K Summary.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: February 26, 2021	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: February 26, 2021	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: February 26, 2021	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

DATE: February 26, 2021	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: February 26, 2021	/s/ Philip P. Trahanas
Philip P. Trahanas
Director

DATE: February 26, 2021	/s/ John W. Barter
John W. Barter
Director

DATE: February 26, 2021	/s/ Joan A. Dempsey
Joan A. Dempsey
Director

DATE: February 26, 2021	/s/ William O. Grabe
William O. Grabe
Director

DATE: February 26, 2021	/s/ Catherine R. Kinney
Catherine R. Kinney
Director

DATE: February 26, 2021	/s/ Peter A. Marino
Peter A. Marino
Director

DATE: February 26, 2021	/s/ Scott D. Miller
Scott D. Miller
Director

DATE: February 26, 2021	/s/ Mazen Rawashdeh
Mazen Rawashdeh
Director

DATE: February 26, 2021	/s/ Wayne Rehberger
Wayne Rehberger
Director

DATE: February 26, 2021	/s/ Stephen E. Westhead
Stephen E. Westhead
Director

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements of QTS Realty Trust, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of QTS Realty Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of QTS Realty Trust, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Capitalization of Internal Development Real Estate Costs
Description of the Matter
During the year ended December 31, 2020, the Company capitalized $18.4 million of internal development real estate costs and $30.2 million of capitalized interest. As disclosed in Note 2 to the consolidated financial statements, the Company capitalizes certain internal development real estate costs incurred in connection with development of its properties. The capitalization of these costs during the construction period (including interest and related loan fees, internal payroll costs, property taxes and other direct and indirect project costs) begins when development efforts commence and ends when the asset is ready for its intended use. The capitalization of internal costs increases construction in progress recognized during development of the related property and the cost of the real estate asset when placed into service and depreciated over its estimated useful life.

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

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s capitalization of internal development real estate costs process. For example, we tested controls over management’s review of the inputs into the computation of internal cost capitalization amounts, including the timing of the commencement of development activities and timeliness of placing assets into service. To test internal real estate costs capitalized during the construction period, we performed audit procedures that included, among others, examining capitalization records, observing asset development activity at locations with significant internal development real estate costs capitalized and performing inquiries of site and operations personnel at those locations to corroborate the status of the projects. We also tested construction in progress additions and assets placed into service during the period and inspected source documentation to evaluate the completeness and accuracy of management’s assertions related to the ongoing development status and capitalization of internal development real estate costs related to its capital projects. Additionally, we performed procedures to test the accuracy and completeness of the information included in the Company’s calculation of internal development real estate costs, including comparison of inputs such as interest rates and payroll information to underlying records.
/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010
Kansas City, Missouri
February 26, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of QTS Realty Trust, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited QTS Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, QTS Realty Trust, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”) and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Kansas City, Missouri
February 26, 2021

QTS REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

ASSETS	December 31, 2020	December 31, 2019
Real Estate Assets
Land	$165,109	$130,605
Buildings, improvements and equipment	2,839,261	2,178,901
Less: Accumulated depreciation	(702,944)	(558,560)
	2,301,426	1,750,946
Construction in progress	1,028,765	920,922
Real Estate Assets, net	3,330,191	2,671,868
Investments in unconsolidated entity	22,608	30,218
Operating lease right-of-use assets, net	51,342	57,141
Cash and cash equivalents	22,775	15,653
Rents and other receivables, net	107,563	81,181
Acquired intangibles, net	68,090	81,679
Deferred costs, net	63,689	52,363
Prepaid expenses	10,253	10,586
Goodwill	173,843	173,843
Other assets, net	48,218	49,001
TOTAL ASSETS	$3,898,572	$3,223,533

LIABILITIES
Unsecured term loans and revolver, net	$1,335,241	$1,010,640
Senior notes, net of debt issuance costs	492,534	395,549
Finance leases and mortgage notes payable	41,718	46,876
Operating lease liabilities	58,005	64,416
Accounts payable and accrued liabilities	187,270	142,547
Dividends and distributions payable	39,373	34,500
Advance rents, security deposits and other liabilities	19,850	18,027
Derivative liabilities	53,722	26,609
Deferred income taxes	810	749
Deferred income	85,351	39,169
TOTAL LIABILITIES	2,313,874	1,779,082

EQUITY
7.125% Series A cumulative redeemable perpetual preferred stock: $0.01 par value (liquidation preference $25.00 per share), 4,600,000 shares authorized, 4,280,000 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	103,212	103,212
6.50% Series B cumulative convertible perpetual preferred stock: $0.01 par value (liquidation preference $100.00 per share), 3,162,500 shares authorized, issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	304,223	304,223
Common stock: $0.01 par value, 450,133,000 shares authorized, 64,580,118 and 58,227,523 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	646	582
Additional paid-in capital	1,622,857	1,330,444
Accumulated other comprehensive loss	(50,451)	(24,642)
Accumulated dividends in excess of earnings	(504,313)	(376,002)
Total stockholders’ equity	1,476,174	1,337,817
Noncontrolling interests	108,524	106,634
TOTAL EQUITY	1,584,698	1,444,451
TOTAL LIABILITIES AND EQUITY	$3,898,572	$3,223,533
See accompanying notes to financial statements.

QTS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rental	$519,858	$465,123	$413,620
Other	19,510	15,695	36,904
Total revenues	539,368	480,818	450,524
Operating expenses:
Property operating costs	168,497	156,048	148,236
Real estate taxes and insurance	16,020	14,503	12,193
Depreciation and amortization	199,889	168,305	149,891
General and administrative	84,965	80,385	80,857
Transaction, integration, and impairment costs	4,340	15,190	2,743
Restructuring	—	—	37,943
Total operating expenses	473,711	434,431	431,863
Gain on sale of real estate, net	—	14,769	—
Operating income	65,657	61,156	18,661
Other income and expense:
Interest income	2	111	150
Interest expense	(30,724)	(26,593)	(28,749)
Debt restructuring costs	(18,036)	(1,523)	(605)
Other income (expense)	159	(50)	—
Equity in net loss of unconsolidated entity	(2,044)	(1,473)	—
Income (loss) before taxes	15,014	31,628	(10,543)
Tax benefit (expense)	(438)	37	3,368
Net income (loss)	14,576	31,665	(7,175)
Net (income) loss attributable to noncontrolling interests	1,330	(374)	2,715
Net income (loss) attributable to QTS Realty Trust, Inc.	$15,906	$31,291	$(4,460)
Preferred stock dividends	(28,180)	(28,180)	(16,666)
Net income (loss) attributable to common stockholders	$(12,274)	$3,111	$(21,126)

Net loss per share attributable to common shares:
Basic	$(0.47)	$(0.09)	$(0.44)
Diluted	$(0.47)	$(0.09)	$(0.44)

Weighted average Class A common shares outstanding:
Basic	60,717,301	54,836,801	50,432,590
Diluted	60,717,301	54,836,801	50,432,590
See accompanying notes to financial statements.

QTS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$14,576	$31,665	$(7,175)
Other comprehensive income (loss):
Foreign currency translation adjustment gain	187	34	—
Increase (decrease) in fair value of derivative contracts	(28,295)	(29,843)	895
Reclassification of other comprehensive income to utilities expense	1,204	749	—
Reclassification of other comprehensive income to interest expense	10,148	(1,031)	110
Comprehensive income (loss)	(2,180)	1,574	(6,170)
Comprehensive (income) loss attributable to noncontrolling interests	213	(169)	711
Comprehensive income (loss) attributable to QTS Realty Trust, Inc.	$(1,967)	$1,405	$(5,459)
See accompanying notes to financial statements.

QTS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Preferred Stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated dividends in excess of earnings	Total stockholders' equity	Noncontrolling interest	Total
	Shares	Amount	Shares	Amount
Balance January 1, 2018	—	$—	50,702	$507	$1,049,176	$1,283	$(173,552)	$877,414	$113,242	$990,656
Net share activity through equity award plan	—	—	421	4	(2,717)	—	—	(2,713)	925	(1,788)
Increase in fair value of derivative contracts	—	—	—	—	—	790	—	790	105	895
Equity-based compensation expense	—	—	—	—	16,014	—	—	16,014	2,086	18,100
Net proceeds from Series A Preferred Stock offering	4,280	103,212	—	—	—	—	—	103,212	—	103,212
Net proceeds from Series B Convertible Preferred Stock offering	3,163	304,265	—	—	—	—	—	304,265	—	304,265
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(6,046)	(6,046)	—	(6,046)
Dividends declared on Series B Convertible Preferred Stock	—	—	—	—	—	—	(10,621)	(10,621)	—	(10,621)
Dividends declared to common stockholders	—	—	—	—	—	—	(83,869)	(83,869)	—	(83,869)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(10,942)	(10,942)
Net loss	—	—	—	—	—	—	(4,460)	(4,460)	(2,715)	(7,175)
Balance December 31, 2018	7443	$407,477	51,123	$511	$1,062,473	$2,073	$(278,548)	$1,193,986	$102,701	$1,296,687
Net cumulative effect upon ASC Topic 842 adoption	—	—	—	—	—	—	(1,813)	(1,813)	—	(1,813)
Net share activity through equity award plan	—	—	273	3	1,816	—	—	1,819	6	1,825
Decrease in fair value of derivative contracts	—	—	—	—	—	(26,745)	—	(26,745)	(3,098)	(29,843)
Foreign currency translation adjustments	—	—	—	—	—	30	—	30	4	34
Equity-based compensation expense	—	—	—	—	14,651	—	—	14,651	1,762	16,413
Adjustment to expenses net from Series B Convertible Preferred stock offering	—	(42)	—	—	—	—	—	(42)	—	(42)
Proceeds net of fees from common equity offering	—	—	4,000	40	148,650	—	—	148,690	9,973	158,663
Proceeds net of fees from settlement of forward shares	—	—	2,832	28	102,854	—	—	102,882	6,645	109,527
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(7,624)	(7,624)	—	(7,624)
Dividends declared on Series B Convertible Preferred Stock	—	—	—	—	—	—	(20,556)	(20,556)	—	(20,556)
Dividends declared to common stockholders	—	—	—	—	—	—	(98,752)	(98,752)	—	(98,752)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(11,733)	(11,733)
Net income	—	—	—	—	—	—	31,291	31,291	374	31,665
Balance December 31, 2019	7,443	$407,435	58,228	$582	$1,330,444	$(24,642)	$(376,002)	$1,337,817	$106,634	$1,444,451
Net share activity through equity award plan	—	—	341	4	(1,675)	—	—	(1,671)	(189)	(1,860)
Conversion of Class A Partnership units to Class A common stock	—	—	100	1	2,289	—	—	2,290	(2,290)	—
Decrease in fair value of derivative contracts	—	—	—	—	—	(25,980)	—	(25,980)	(2,315)	(28,295)
Foreign currency translation adjustments	—	—	—	—	—	171	—	171	16	187
Equity-based compensation expense	—	—	—	—	24,353	—	—	24,353	2,627	26,980
Proceeds net of fees from settlement of forward shares	—	—	5,911	59	267,446	—	—	267,505	17,848	285,353
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(7,624)	(7,624)	—	(7,624)
Dividends declared on Series B Convertible Preferred Stock	—	—	—	—	—	—	(20,556)	(20,556)	—	(20,556)
Dividends declared to common stockholders	—	—	—	—	—	—	(116,037)	(116,037)	—	(116,037)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(12,477)	(12,477)
Net income	—	—	—	—	—	—	15,906	15,906	(1,330)	14,576
Balance December 31, 2020	7,443	$407,435	64,580	$646	$1,622,857	$(50,451)	$(504,313)	$1,476,174	$108,524	$1,584,698
See accompanying notes to financial statements.

QTS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities:
Net income (loss)	$14,576	$31,665	$(7,175)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	193,242	160,528	143,354
Amortization of above and below market leases	429	187	465
Amortization of deferred loan costs	4,053	3,877	3,856
Distributions from unconsolidated entity	2,345	3,280	—
Equity in net loss of unconsolidated entity	2,044	1,473	—
Equity-based compensation expense	26,980	16,412	14,972
Bad debt expense (recoveries)	5,036	2,406	(2,275)
(Gain) loss on sale of real estate, net	—	(14,769)	6,994
Loss on extinguishment of debt	14,252	—	—
Write off of deferred loan costs	3,784	1,532	605
Deferred tax expense (benefit)	58	(348)	(2,970)
Integration, impairment & restructuring costs	1,484	11,462	19,575
Foreign currency remeasurement (income) loss	(159)	50	—
Changes in operating assets and liabilities
Rents and other receivables, net	(31,108)	(27,234)	(6,495)
Prepaid expenses	358	(3,406)	(3,063)
Due to/from affiliates, net	2,039	9,284	—
Other assets	(371)	35	4,518
Accounts payable and accrued liabilities	12,324	2,973	8,573
Advance rents, security deposits and other liabilities	2,267	(5,845)	2,069
Deferred income	46,082	5,928	8,270
Net cash provided by operating activities	299,715	199,490	191,273

Cash flow from investing activities:
Proceeds from sale of property, net	—	54,427	2,779
Acquisitions, net of cash acquired	(43,933)	(76,383)	(117,029)
Investments in unconsolidated entity	—	(4,144)	—
Additions to property and equipment	(773,812)	(361,160)	(484,303)
Net cash used in investing activities	(817,745)	(387,260)	(598,553)

Cash flow from financing activities:
Credit facility proceeds	827,582	399,028	483,000
Credit facility repayments	(759,000)	(334,000)	(362,000)
4.75% Senior Notes repayment	(400,000)	—	—
3.875% Senior Notes issuance	500,000	—	—
Term Loan D issuance	250,000	—	—
Payment of debt extinguishment costs	(14,252)	—	—
Payment of deferred financing costs	(9,559)	(5,130)	(3,964)
Payment of preferred stock dividends	(28,180)	(28,180)	(10,728)
Payment of common stock dividends	(111,311)	(94,085)	(82,579)
Distribution to noncontrolling interests	(12,330)	(11,533)	(10,759)
Proceeds from exercise of stock options	2,524	3,857	246
Payment of tax withholdings related to equity-based awards	(5,343)	(3,900)	(2,205)
Principal payments on finance lease obligations	(2,579)	(2,855)	(7,626)
Mortgage principal debt repayments	(1,736)	(65)	(66)
Preferred stock issuance proceeds, net of costs	—	—	407,477
Common stock issuance proceeds, net of costs	285,352	268,259	—
Net cash provided by financing activities	521,168	191,396	410,796
Effect of foreign currency exchange rates on cash and cash equivalents	3,984	268	—
Net change in cash and cash equivalents	7,122	3,894	3,516
Cash and cash equivalents, beginning of period	15,653	11,759	8,243
Cash and cash equivalents, end of period	$22,775	$15,653	$11,759
See accompanying notes to financial statements.

QTS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$54,596	$56,023	$51,380
Noncash investing and financing activities:
Accrued capital additions	121,194	92,206	76,890
Net increase (decrease) in other assets/liabilities related to change in fair value of derivative contracts	(27,113)	(28,952)	895
Equity received in unconsolidated entity in exchange for real estate assets	—	25,280	—
Increase in assets in exchange for finance lease obligation	—	45,024	—
Accrued equity issuance costs	—	30	115
Accrued preferred stock dividend	5,938	5,938	5,938
Accrued deferred financing costs	—	—	76

Acquisitions, net of cash acquired:
Land	—	1,743	—
Buildings, improvements and equipment	—	8,640	445
Construction in progress	43,933	61,514	114,283
Rents and other receivables, net	—	1,239	—
Acquired intangibles, net	—	2,628	2,301
Deferred costs	—	906	—
Prepaid expenses	—	359	—
Other assets	—	128	—
Accounts payable and accrued liabilities	—	(52)	—
Advance rents, security deposits and other liabilities	—	(722)	—
Total acquisitions, net of cash acquired	$43,933	$76,383	$117,029
See accompanying notes to financial statements.

QTS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business
QTS Realty Trust, Inc. (“QTS”) through its controlling interest in QualityTech, LP (the “Operating Partnership” and collectively with QTS and its subsidiaries, the “Company,” “we,” “us,” or “our”) and the subsidiaries of the Operating Partnership, is engaged in the business of owning, acquiring, constructing, redeveloping and managing multi-tenant data centers. As of December 31, 2020 our portfolio consisted of 28 owned and leased properties, including a property owned by an unconsolidated entity, with data centers located throughout the United States, Canada and Europe.
QTS elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2013. As a REIT, QTS generally is not required to pay federal corporate income taxes on its taxable income to the extent it is currently distributed to its stockholders.
The Operating Partnership is a Delaware limited partnership formed on August 5, 2009 and is QTS’ historical predecessor. As of December 31, 2020, QTS owned approximately 90.8% of the interests in the Operating Partnership. Substantially all of QTS’ assets are held by, and all of QTS’ operations are conducted through, the Operating Partnership. QTS’ interest in the Operating Partnership entitles QTS to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to QTS’ percentage ownership. As the sole general partner of the Operating Partnership, QTS generally has the exclusive power under the partnership agreement of the Operating Partnership to manage and conduct the Operating Partnership’s business and QTS’ board of directors manages the Operating Partnership and the Company’s business and affairs.

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
The Operating Partnership meets the definition and criteria of a variable interest entity (“VIE”) in accordance with Accounting Standards Codification ("ASC") Topic 810 Consolidation, and the Company is the primary beneficiary of the VIE. As discussed below, the Company’s only material asset is its ownership interest in the Operating Partnership, and consequently, all of its assets and liabilities represent those assets and liabilities of the Operating Partnership. The Company’s debt is an obligation of the Operating Partnership where the creditors may have recourse, under certain circumstances, against the credit of the Company.
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
Obligations under the 3.875% Senior Notes due 2028 and the unsecured credit facility, both discussed in Note 8, are fully, unconditionally, and jointly and severally guaranteed by the Operating Partnership’s existing subsidiaries (other than certain foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS Realty Trust, Inc., the Operating Partnership, QTS Finance Corporation (the co-issuer of the 3.875% Senior Notes due 2028) or any subsidiary guarantor. The indenture governing the 3.875% Senior Notes due 2028 restricts the ability of the Operating Partnership to make distributions to QTS, subject to certain exceptions, including distributions required in order for QTS to maintain its status as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”).

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
We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, we consider the rights of other investors to participate in those decisions, to replace the manager and to sell or liquidate the entity. We determine whether we are the primary beneficiary of a VIE at the time we become involved with a variable interest entity and reconsider that conclusion upon a reconsideration event. As of December 31, 2020, we had one unconsolidated entity that was considered a VIE for which we are not the primary beneficiary. Our maximum exposure to losses associated with this VIE is limited to our net investment, which was approximately $22.6 million as of December 31, 2020.
Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation for real estate assets is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. For the year ended December 31, 2020, depreciation expense related to real estate assets and non-real estate assets was $147.8 million and $13.4 million, respectively, for a total of $161.2 million. For the year ended December 31, 2019, depreciation expense related to real estate assets and non-real estate assets was $118.9 million and $11.9 million, respectively, for a total of $130.8 million. For the year ended December 31, 2018, depreciation expense related to real estate assets and non-real estate assets was $101.2 million and $12.3 million, respectively, for a total of $113.5 million. We capitalize certain real estate development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect project costs) begins when development efforts commence and ends when the asset is ready for its intended use. The capitalization of internal costs increases construction in progress recognized during development of the related property and the cost of the real estate asset when placed into service and such costs are depreciated over its estimated useful life. Capitalization of such costs, excluding interest, aggregated to $18.4 million, $17.8 million and $17.4 million for the years ended December 31, 2020, 2019 and 2018 respectively. Interest is capitalized during the period of development by applying our weighted average effective borrowing rate to the actual development and other capitalized costs paid during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $30.2 million, $33.2 million and $26.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Acquisitions and Sales – Acquisitions of real estate and other entities are either accounted for as asset acquisitions or business combinations depending on facts and circumstances. When substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction is accounted for as an asset acquisition. In an asset acquisition, the purchase price paid for assets acquired is allocated between identified tangible and intangible assets acquired based on relative fair value. Transaction costs associated with asset acquisitions are capitalized. When substantially all of the fair value of assets acquired is not concentrated in a group of similar identifiable assets, the set of assets will generally be considered a business. When accounting for business combinations, purchase accounting is applied to the assets and liabilities related to all real estate investments acquired in accordance with the accounting requirements of ASC Topic 805, Business Combinations, which requires the recording of net assets of acquired businesses at fair value. The fair value of the consideration transferred is assigned to the acquired tangible assets, consisting primarily of land, construction in progress, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases, value of customer relationships, and finance leases. The excess of the fair value of liabilities assumed, common stock issued and cash paid over the fair value of identifiable assets acquired is allocated to goodwill, which is not amortized. Transaction costs associated with business combinations are expensed as incurred.
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
We account for the sale of assets to non-customers under Financial Accounting Standards Board (“FASB”) ASU No. 2017-5, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which provides for recognition or derecognition based on transfer of ownership. During the year ended December 31, 2019, we sold our Manassas facility to an unconsolidated entity in exchange for cash consideration and noncash consideration in the form of an equity interest in the unconsolidated entity. After measuring the consideration received at fair value, we recognized a $13.4 million gain on sale of real estate, net of approximately $5.8 million of transaction costs, associated with our contribution of certain assets in our Manassas facility to the unconsolidated entity. Substantially all of the fair value of the assets contributed to the entity was concentrated in a group of similar identifiable assets and the sale of the assets were not to a customer, therefore the transaction was accounted for as an asset sale. The gain on sale of real estate is included within the “Gain on sale of real estate, net” line item of the consolidated statements of operations. In addition, during the year ended December 31, 2019, we recognized a $1.4 million gain on sale of certain land and improvements near our Atlanta (DC-1) (formerly known as Atlanta-Metro) facility which is included within the “Gain on sale of real estate, net” line item of the consolidated statements of operations. During the year ended December 31, 2018, we recognized a $7.0 million net loss on sale of equipment associated with our strategic growth plan which was included within the “Restructuring” line item of the consolidated statements of operations.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill – We review our long-lived assets, intangible assets and equity method investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset group exceeds the value of the undiscounted cash flows, the fair value of the asset group is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. No impairment losses were recorded for the year ended December 31, 2020. For the year ended December 31, 2019, we recognized an $11.5 million impairment loss related to the write-down of certain data center assets and equipment in one of our Dulles, Virginia data centers. The Dulles campus has two data center buildings and we initiated a plan in the fourth quarter of 2019 to abandon one of the buildings and relocate customers from the smaller and older facility being abandoned to the newer facility in an effort to better optimize our operating cost structure. The impairment loss was included within the “Transaction, integration and impairment costs” line item of the consolidated statements of operations. For the year ended December 31, 2018, we recognized $8.8 million of impairment losses related to certain product-related assets, which was included in the “Restructuring” line item of the consolidated statements of operations.
The fair value of goodwill is the consideration transferred in a business combination which is not allocable to identifiable intangible and tangible assets. Goodwill is subject to at least an annual assessment for impairment. In connection with the goodwill impairment evaluation that we performed as of October 1, 2020, we determined qualitatively that it is not more likely than not that the fair value of our one reporting unit was less than the carrying amount, thus we did not perform a quantitative analysis. As we continue to operate and assess our goodwill at the consolidated level for our single reporting unit and our market capitalization significantly exceeds our net asset value, further analysis was not deemed necessary as of December 31, 2020.
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
Deferred financing costs represent fees and other costs incurred in connection with obtaining debt and are amortized over the term of the loan and are included in interest expense. Debt issuance costs related to revolving debt arrangements are deferred and presented as assets on the balance sheet; however, all other debt issuance costs are recorded as a direct offset to the associated liability. Amortization of debt issuance costs, including those costs presented as offsets to the associated liability in the consolidated balance sheets, were $4.1 million, $3.9 million and $3.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. During the year ended December 31, 2020, we wrote off unamortized financing costs of $3.7 million primarily in connection with the early extinguishment of the $400 million 4.750% senior notes due 2025. During the year ended December 31, 2019, we wrote off unamortized financing costs of $1.5 million in connection with the modification of our unsecured credit facility in October 2019 whereby we added a seven year additional term loan, increased capacity of the revolving facility, extended maturity dates as well as decreased the interest rates. During the year ended December 31, 2018, we wrote off unamortized financing costs of $0.6 million in connection with the modification of our unsecured credit facility in November 2018 whereby we decreased the interest rates, modified and/or eliminated certain covenants and extended the term for an additional year.
Deferred financing costs presented as assets on the balance sheets related to revolving debt arrangements, net of accumulated amortization are as follows:

(dollars in thousands)	December 31, 2020	December 31, 2019
Deferred financing costs	$13,786	$13,776
Accumulated amortization	(7,752)	(5,743)
Deferred financing costs, net	$6,034	$8,033

Deferred financing costs presented as offsets to the associated liabilities on the balance sheets related to fixed debt arrangements, net of accumulated amortization, are as follows:

(dollars in thousands)	December 31, 2020	December 31, 2019
Deferred financing costs	$19,327	$15,777
Accumulated amortization	(4,765)	(4,937)
Deferred financing costs, net	$14,562	$10,840
Initial direct costs, or deferred leasing costs, include commissions paid to third parties, including brokers, leasing and referral agents, and internal sales commissions paid to employees for successful execution of lease agreements and are accounted for pursuant to ASC Topic 842, Leases. These costs are incurred when we execute lease agreements and represent only incremental costs that would not have been incurred if the lease agreement had not been executed. To a lesser extent, we incur the same incremental costs to obtain managed services contracts with customers that are accounted for pursuant to ASC Topic 606, Revenue from Contracts with Customers. Because the framework of accounting for these costs and the underlying nature of the costs are the same for our revenue and lease contracts, the costs are presented on a combined basis within our financial statements and within the below table. Both revenue and leasing commissions are capitalized and generally amortized over the term of the related leases or the expected term of the contract using the straight-line method. If a customer lease terminates prior to the expiration of its initial term, any unamortized initial direct costs related to the lease are written off to amortization expense. Amortization of deferred leasing costs totaled $26.1 million, $24.2 million and $21.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Deferred leasing costs, net of accumulated amortization are as follows:

(dollars in thousands)	December 31, 2020	December 31, 2019
Deferred leasing costs	$101,480	$77,178
Accumulated amortization	(43,825)	(32,848)
Deferred leasing costs, net	$57,655	$44,330
Revenue Recognition – We derive our revenues from leases with customers for data center space which include lease components and nonlease revenue components, such as power, tenant recoveries, and managed services. We adopted ASC Topic 842, Leases, the new accounting standard for leases, effective January 1, 2019 using the modified retrospective approach. We have elected the available practical expedient under ASC Topic 842, Leases, to combine our nonlease revenue components that have the same pattern of transfer as the related operating lease component into a single combined lease component. The single combined component is accounted for under ASC Topic 842 if the lease component is the predominant component and is accounted for under ASC Topic 606 if the nonlease components are the predominant components. In our contracts, the single combined component is accounted for under ASC Topic 842 as the lease component is the predominant component.
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
Rental revenue also includes revenue from power delivery on fixed power arrangements, whereby customers are billed and pay a fixed monthly fee per committed available amount of connected power. These fixed power arrangements require us to provide a series of distinct services and to stand ready to deliver the power over the contracted term which is co-terminus with the lease. Customer fixed power arrangements have the same pattern of transfer over the lease term as the lease component and are therefore combined with the lease component to form a single lease component that is recognized over the term of the lease on a straight-line basis.

In addition, rental revenue includes straight line rent. Straight line rent represents the difference in rents recognized during the period versus amounts contractually due pursuant to the underlying leases and is recorded as deferred rent receivable/payable in the consolidated balance sheets. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheets included in rents and other receivables, net was $63.6 million and $38.7 million as of December 31, 2020 and December 31, 2019, respectively.
Rental revenue also includes amortization of set-up fees which are amortized over the term of the respective lease as discussed below in the "Deferred Income" section.
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
Other Revenue
Other revenue primarily consists of revenue from our managed service offerings as well as revenue earned from partner channel, management and development fees. We, through our TRS, may provide use of our managed services to our customers on an individual or combined basis. In our managed services offering the TRS’s performance obligation is to provide services (e.g. cloud hosting, data backup, data storage or data center personnel labor hours) to facilitate a fully integrated information technology (“IT”) outsourcing environment over a contracted term. Although underlying services may vary, over the contracted term monthly service offerings are substantially the same and we account for the services as a series of distinct services in accordance with ASC Topic 606. Service fee revenue is recognized as the revenue is earned, which generally coincides with the services being provided. As we have the right to consideration from customers in an amount that corresponds directly with the value to the customer of the TRS’s performance of providing continuous services, we recognize monthly revenue for the amount invoiced.
With respect to the transaction price allocated to remaining performance obligations within our managed service contracts, we have elected to use the optional exemption provided by ASC Topic 606 whereby we are not required to estimate the total transaction price allocated to remaining performance obligations as we apply the “right-to-invoice” practical expedient. As described above, the nature of our performance obligation in these contracts is to provide monthly services that are substantially the same and accounted for as a series of distinct services. These contracts generally have a remaining term ranging from month-to-month to three years.
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
Allowance for Uncollectible Accounts Receivable – We record a provision for uncollectible accounts if a receivable balance relating to lease components from an individual contract is considered by management not to be probable of collection, and this provision is recorded as a reduction to leasing revenues. We also record a general provision of estimated uncollectible tenant receivables based on general probability of collection in accordance with ASC 450-20 Loss

Contingencies. This provision is recorded as bad debt expense and recorded within the “Property Operating Costs” line item of the consolidated statements of operations. The aggregate allowance for doubtful accounts on the consolidated balance sheets was $5.4 million and $2.3 million as of December 31, 2020 and December 31, 2019, respectively.
Advance Rents and Security Deposits – Advance rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time they are earned and are recognized as revenue in subsequent periods when earned. Security deposits are collected from customers at the lease origination and are generally refunded to customers upon lease expiration.
Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. We record this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $85.4 million, $39.2 million and $33.2 million as of December 31, 2020, 2019 and 2018, respectively. Additionally, $20.3 million, $15.2 million and $12.5 million of deferred income was amortized into revenue for the years ended December 31, 2020, 2019 and 2018, respectively.
Foreign Currency - The financial position of foreign subsidiaries whose functional currency is not the U.S. dollar is translated at the exchange rates in effect at the end of the period, while revenues and expenses are translated at average exchange rates during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as components of other comprehensive income (loss). Prior to February 2020, gains or losses from foreign currency transactions were included in determining net income (loss). In February 2020, we entered into a net investment hedge which resulted in gains or losses subsequently being recognized in Other Comprehensive Income (Loss).
Equity-based Compensation – Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification and amortized ratably over their respective service periods. We have elected to account for forfeitures as they occur. Equity-based compensation expense was $27.0 million, $16.4 million, and $18.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Equity based compensation expense for the year ended December 31, 2020 includes $1.8 million of equity-based compensation expense associated with the revaluation and acceleration of equity awards related to an executive officer's retirement which is included within the "Transaction, integration, and impairment costs" line item of the consolidated statements of operations. Equity-based compensation expense for the year ended December 31, 2018 includes $3.1 million of equity-based compensation associated with the acceleration of equity awards related to certain employees impacted by the Company’s strategic growth plan which was included in the “Restructuring” expense line item on the consolidated statements of operations.
Segment Information – We manage our business as one operating segment and thus one reportable segment consisting of a portfolio of investments in multiple data centers.
Customer Concentrations – During the year ended December 31, 2020, one of our customers exceeded 10% of total revenues, representing approximately 11.8% of total revenues for the year ended December 31, 2020.
As of December 31, 2020, two of our customers exceeded 5% of trade accounts receivable. In aggregate, these two customers accounted for approximately 45.0% of trade accounts receivable. One of these customers individually exceeded 10% of total trade accounts receivable representing 39.2% of total trade accounts receivable.
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
The partnership agreement of the Operating Partnership requires the Operating Partnership to distribute at least quarterly 100% of our “available cash” (as defined in the partnership agreement) to the partners of the Operating Partnership, in accordance with the terms established for the class of partnership interests held by such partner. Furthermore, because QTS intends to continue to qualify as a REIT for tax purposes, QTS is required to make reasonable efforts to distribute available cash (a) to limited partners of the Operating Partnership so as to preclude any such distribution or portion thereof from being treated as part of a sale of property to the Operating Partnership by a limited partner under Section 707 of the Code or the regulations thereunder; provided, however, that neither of QTS nor the Operating Partnership shall have liability to a limited partner under any circumstances as a result of any distribution to a limited partner being so treated, and (b) to QTS, its general partner, in an amount sufficient to enable QTS to make distributions to its stockholders that will enable QTS to (1) satisfy the requirements for qualification as a REIT under the Code and the regulations thereunder, and (2) avoid any U.S. federal income or excise tax liability. Consistent with the partnership agreement, we intend to continue to distribute quarterly an amount of our available cash sufficient to enable QTS to pay quarterly dividends to its stockholders in an amount necessary to satisfy the requirements applicable to REITs under the Code and to eliminate U.S. federal income and excise tax liability.
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
As of December 31, 2020, we valued our derivative instruments primarily utilizing Level 2 inputs. See Note 18 – ‘Fair Value of Financial Instruments’ for additional details.
COVID-19 – We continue to actively monitor developments with respect to COVID-19 and have taken numerous actions based on corporate policies specifically focusing on the safety and wellness of our customers, partners, and employees, as well as providing continuous and resilient services. Although the COVID-19 pandemic has caused significant disruptions to the United States and global economy and has contributed to significant volatility in financial markets, as of December 31, 2020, these developments have not had a known material adverse effect on our business. As of December 31, 2020, each of our data centers in North America and Europe are fully operational and operating in accordance with our business continuity plans. Across each of the respective jurisdictions in which we operate, our business has been deemed essential operations, which has allowed us to remain fully staffed with critical personnel in place to continue to provide service and support for our customers.
The extent to which the COVID-19 pandemic impacts our and our customers' business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity, variants or mutations of COVID-19, vaccine efficacy and rollout, the response of the overall economy and financial markets and the actions taken to contain COVID-19 or treat its impact, such as government actions, laws or orders or any changes or amendments thereto and the success of any lifting or easing of, or the risk of any premature lifting or easing of, any such restrictions, among others. Due to uncertainties regarding COVID-19, any estimates of the effects of COVID-19 as reflected and/or discussed in these financial statements are based upon our best estimates using information known to us at this time, and such estimates may change in the near term, the effects of which could be material.
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
In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-4 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-4 is optional and may be elected over time as reference rate reform activities occur. The standard is effective for all entities as of March 12, 2020 through December 31, 2022. An entity can elect to apply the amendments as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to that date that the financial statements are available to be issued. Beginning in the first quarter of 2020, we have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance but we do not expect the provisions of the standard will have a material impact on our consolidated financial statements.
We determined all other recently issued accounting pronouncements will not have a material impact on our consolidated financial statements or do not materially apply to our operations.

3. Acquisitions and Sales
(All references to square footage, acres and megawatts are unaudited)
Land Acquisitions
During the year ended December 31, 2020, we completed multiple acquisitions of land totaling 126 acres for an aggregate purchase price of approximately $43.9 million to be used for future development. These acquisitions were accounted for as asset acquisitions and were included within the “Construction in Progress” line item of the consolidated balance sheets at the time of acquisition.
During the year ended December 31, 2019, we completed multiple acquisitions of land totaling 107 acres for an aggregate purchase price of approximately $31.6 million to be used for future development. These acquisitions were accounted for as asset acquisitions and were included within the “Construction in Progress” line item of the consolidated balance sheets at the time of acquisition.

Atlanta Land Improvement Sale
In November 2019, we sold to a third-party certain land improvements which we had previously acquired as part of a larger acquisition of land to expand our Atlanta, Georgia campus. This sale of incidental real estate resulted in a gain of $1.4 million. Additionally, we entered into a ground lease with the Company as lessor and the acquirer of the building as lessee which has an initial term of 20 years.
Netherlands Acquisition
On April 23, 2019, we completed the acquisition of two data centers in the Netherlands (the “Netherlands facilities”) for approximately $44.5 million in cash consideration, including closing costs. At the time of acquisition, the two facilities, in Groningen and Eemshaven, had approximately 160,000 square feet of raised floor capacity and 30 megawatts of combined gross power available. This acquisition was funded with a draw on our unsecured revolving credit facility.
The acquisition was accounted for as an asset acquisition. The purchase price allocation of the Netherlands facilities was a fair value estimate that utilized Level 2 and Level 3 inputs, including discounted future cash flows and observable market data on replacement costs, leasing rates, and discount rates that were used to measure the acquired assets and liabilities on a non-recurring basis.
The following table summarizes the consideration for the Netherlands facilities and the allocation of the fair value of assets acquired and liabilities assumed at the acquisition date (in thousands):

	Purchase Price Allocation	Weighted Avg Remaining Useful Life (in years)
Land	$1,743	N/A
Buildings and improvements	8,640	24
Construction in progress	29,902	N/A
Acquired intangibles (In-place lease & above market lease)	2,911	3
Deferred costs	906	3
Other assets	128	3
Net Working Capital	554	N/A
Total identifiable assets acquired	44,784

Acquired below market lease	284	3
Total liabilities assumed	284

Net identifiable assets acquired	$44,500

4. Acquired Intangible Assets and Liabilities
Summarized below are the carrying values for the major classes of intangible assets and liabilities (in thousands):

		December 31, 2020			December 31, 2019
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	12 years	$95,705	$(44,361)	$51,344	$95,705	$(36,411)	$59,294
In-Place Leases	0.5 to 10 years	34,813	(26,812)	8,001	34,588	(22,522)	12,066
Solar Power Agreement (1)	17 years	13,747	(5,256)	8,491	13,747	(4,448)	9,299
Acquired Favorable Leases
Acquired above market leases - as Lessor	0.5 to 8 years	5,070	(4,816)	254	5,035	(4,015)	1,020
Total Intangible Assets		$149,335	$(81,245)	$68,090	$149,075	$(67,396)	$81,679

Solar Power Agreement (1)	17 years	13,747	(5,256)	8,491	13,747	(4,448)	9,299
Acquired Unfavorable Leases
Acquired below market leases - as Lessor	2 to 4 years	1,117	(1,113)	4	1,092	(967)	125
Acquired above market leases - as Lessee	11 to 12 years	2,453	(1,199)	1,254	2,453	(983)	1,470
Total Intangible Liabilities (2)		$17,317	$(7,568)	$9,749	$17,292	$(6,398)	$10,894

(1)Amortization related to the Solar Power Agreement asset and liability is recorded at the same rate and therefore has no net impact on the statements of operations.
(2)Intangible liabilities are included within the “Advance rents, security deposits and other liabilities” line item of the consolidated balance sheets.
Above or below market leases are amortized as a reduction to or increase in rental revenue in the case of the Company as lessor as well as a reduction to or increase in rent expense in the case of the Company as lessee over the remaining lease terms. The net effect of amortization of acquired above-market and below-market leases resulted in a net decrease in rental revenue of $0.4 million, $0.2 million, and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The estimated amortization of acquired favorable and unfavorable leases for each of the five succeeding fiscal years ending December 31 is as follows (in thousands):

	Net Rental Revenue Decrease	Net Rental Expense Decrease
2021	$164	$(216)
2022	55	(216)
2023	25	(216)
2024	6	(216)
2025	—	(216)
Thereafter	—	(174)
Total	$250	$(1,254)
Net amortization of all other identified intangible assets and liabilities was $12.6 million, $13.2 million and $15.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The estimated net amortization of all other identified intangible assets and liabilities for each of the five succeeding fiscal years ending December 31 is as follows (in thousands):

Year Ending December 31,
2021	$10,634
2022	10,088
2023	10,084
2024	8,967
2025	7,978
Thereafter	11,594
Total	$59,345

5. Real Estate Assets and Construction in Progress

The following is a summary of our cost of owned or leased properties as of December 31, 2020 and 2019 (in thousands):

As of December 31, 2020:

Property Location	Land	Buildings, Improvements and Equipment	Construction in Progress	Total Cost
Atlanta, Georgia Campus (1)	$55,157	$700,142	$191,072	$946,371
Ashburn, Virginia Campus (2)	16,476	371,725	185,903	574,104
Irving, Texas	8,606	392,275	99,591	500,472
Chicago, Illinois	9,400	250,336	104,117	363,853
Richmond, Virginia	2,180	233,927	120,577	356,684
Suwanee, Georgia (Atlanta-Suwanee)	3,521	184,467	6,718	194,706
Piscataway, New Jersey	7,466	122,176	30,401	160,043
Fort Worth, Texas	9,079	124,054	1,064	134,197
Hillsboro, Oregon	18,414	34,594	78,390	131,398
Santa Clara, California (3)	—	117,343	9,385	126,728
Leased Facilities (4)	—	82,759	225	82,984
Eemshaven, Netherlands	5,366	21,712	47,531	74,609
Sacramento, California	1,481	66,300	12	67,793
Manassas, Virginia (5)	—	25	67,073	67,098
Dulles, Virginia	3,154	54,323	4,148	61,625
Princeton, New Jersey	20,700	35,261	5	55,966
Phoenix, Arizona (5)	—	—	37,729	37,729
Groningen, Netherlands	1,896	11,206	3,730	16,832
Other (6)	2,213	36,636	41,094	79,943
	$165,109	$2,839,261	$1,028,765	$4,033,135

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
(6)Consists of Miami, FL; Lenexa, KS; Overland Park, KS and additional land.

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

(1)The “Atlanta, Georgia Campus” includes both the existing data center Atlanta (DC-1) as well as new property development associated with construction of a second data center Atlanta (DC-2) on land adjacent to the existing Atlanta (DC-1) facility.
(2)Represent land purchases. Land acquisition costs, as well as subsequent development costs, are included within construction in progress until development on the land has ended and the asset is ready for its intended use.
(3)Owned facility subject to long-term ground sublease.
(4)Includes 7 facilities. All facilities are leased, including one subject to a finance lease.
(5)Consists of Miami, FL; Lenexa, KS; and Overland Park, KS facilities.

6. Leases
Leases as Lessee
We determine if an arrangement is a lease at inception. If the contract is considered a lease, we evaluate leased property to determine whether the lease should be classified as a finance or operating lease in accordance with U.S. GAAP. We periodically enter into finance leases for certain data center facilities, equipment, and fiber optic transmission cabling. In addition, we lease certain real estate (primarily land or real estate space) under operating lease agreements with such assets included within the “Operating lease right of use assets, net” line item of the consolidated balance sheets and the associated lease liabilities included within the “Operating lease liabilities” line item on the consolidated balance sheets pursuant to ASC Topic 842.
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
We use leasing as a source of financing for certain data center facilities and related equipment. We currently operate one data center facility, along with various equipment and fiber optic transmission cabling, that are subject to finance leases. The remaining terms of our finance leases range from less than one year to seventeen years. Our finance lease associated with the data center includes multiple extension option periods, some of which were included in the lease term as we are reasonably certain to exercise those extension options. Our other finance leases typically do not have options to extend the initial lease term. Finance lease assets are included within the “Buildings, improvements and equipment” line item of the consolidated balance sheets and finance lease liabilities are included within “Finance leases and mortgage notes payable” line item of the consolidated balance sheets.
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
Components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Finance lease cost:
Amortization of assets	$4,150	$3,535
Interest on lease liabilities	1,915	1,693
Operating lease expense:
Operating lease cost	9,012	9,102
Variable lease cost	1,072	1,109
Sublease income	(193)	(187)
Total lease costs	$15,956	$15,252

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	As of December 31,
	2020	2019
Operating leases:
Operating lease right-of-use assets	$51,342	$57,141
Operating lease liabilities	58,005	64,416
Finance leases:
Property and equipment, at cost	49,554	50,437
Accumulated amortization	(8,864)	(4,830)
Property and equipment, net	$40,690	$45,607
Finance lease liabilities	$41,718	$45,141

Weighted average remaining lease term (in years):
Operating leases	13.4	13.7
Finance leases	10.3	11.4

Weighted average discount rate:
Operating leases	5.2%	5.1%
Finance leases	4.3%	4.3%
Supplemental cash flow and other information related to leases was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12,048	$9,834
Operating cash flows for finance leases	$1,914	$1,704
Financing cash flows for finance leases	$2,579	$2,855
Maturities of lease liabilities, which exclude variable rent payments, are as follows (in thousands):

	December 31, 2020
	Operating Leases	Finance Leases
2021	$9,818	$4,446
2022	10,266	4,570
2023	10,393	4,707
2024	8,317	4,847
2025	8,036	4,992
Thereafter	40,872	28,902
Total Lease Payments	$87,702	$52,464
Less: Imputed Interest	29,697	10,746
Total Lease Obligations	$58,005	$41,718

Leases as lessor
Our lease revenue contains both minimum lease payments as well as variable lease payments. See Note 2 - ‘Summary of Significant Accounting Policies’ for further details of our revenue streams and associated accounting treatment. The components of our lease revenue were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Lease revenue:
Minimum lease revenue	$464,005	$409,157	$367,388
Variable lease revenue (primarily recoveries from customers)	55,853	55,966	46,232
Total lease revenue	$519,858	$465,123	$413,620

7. Investments in Unconsolidated Entity
During the three months ended March 31, 2019, we formed an unconsolidated entity with Alinda Capital Partners (“Alinda”), an infrastructure investment firm. We contributed a hyperscale data center under development in Manassas, Virginia to the entity. The facility, and the previously executed 10-year operating lease agreement with a global cloud-based software company, was contributed to the unconsolidated entity in exchange for cash and noncash consideration in the form of equity interest in the entity that was measured at fair value pursuant to Topic 820. The equity interest received and any amounts due from the unconsolidated entity are recorded within our consolidated balance sheets and totaled $22.6 million and $30.2 million as of December 31, 2020 and 2019, respectively. Alinda and us each own a 50% interest in the entity. As we are not the primary beneficiary of the arrangement but have the ability to exercise significant influence, we concluded that the investment should be accounted for as an unconsolidated entity using equity method investment accounting. As of December 31, 2020 and 2019, the total assets of the entity were $141.5 million and $127.8 million, respectively. As of December 31, 2020 and 2019, the total debt outstanding, net of deferred financing costs, was $90.1 million and $68.2 million, respectively.
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

8. Debt
Below is a listing of our outstanding debt, including finance leases, as of December 31, 2020 and 2019 (in thousands):

	Weighted Average Effective Interest Rate at December 31, 2020 (1)	Maturity Date	December 31, 2020	December 31, 2019
Unsecured Credit Facility
Revolving Credit Facility	1.41%	December 17, 2023	$392,337	$317,028
Term Loan A	3.26%	December 17, 2024	225,000	225,000
Term Loan B	3.30%	April 27, 2025	225,000	225,000
Term Loan C	3.46%	October 18, 2026	250,000	250,000
Term Loan D	1.45%	January 15, 2026	250,000	—
4.750% Senior Notes	4.75%	November 15, 2025	—	400,000
3.875% Senior Notes	3.88%	October 1, 2028	500,000	—
Lenexa Mortgage	4.10%	May 1, 2022	—	1,736
Finance Leases	4.33%	2021 - 2038	41,718	45,140
	2.85%		1,884,055	1,463,904
Less net debt issuance costs			(14,562)	(10,839)
Total outstanding debt, net			$1,869,493	$1,453,065

(1)The coupon interest rates associated with Term Loan A, Term Loan B, and Term Loan C incorporate the effects of our interest rate swaps in effect as of December 31, 2020.
Credit Facilities, Senior Notes and Mortgage Notes Payable
(a) Unsecured Credit Facility – In October 2019, we amended and restated our unsecured credit facility (the “unsecured credit facility”), which among other things increased the total potential borrowings, extended maturity dates, lowered interest rates, and provided for an additional term loan under the agreement. The unsecured credit facility includes a $225 million term loan which matures on December 17, 2024 (“Term Loan A”), a $225 million term loan which matures on April 27, 2025 (“Term Loan B”), an additional term loan of $250 million, which matures on October 18, 2026 (“Term Loan C”) and a $1.0 billion revolving credit facility which matures on December 17, 2023. The revolving portion of the unsecured credit facility has a one-year extension option available to the Company, subject to certain conditions. Amounts outstanding under the unsecured credit facility bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will vary depending upon our leverage ratio. For revolving credit loans, the spread ranges from 1.25% to 1.85% for LIBOR loans and 0.25% to 0.85% for base rate loans. For Term Loan A and Term Loan B, the spread ranges from 1.20% to 1.80% for LIBOR loans and 0.20% to 0.80% for base rate loans. For Term Loan C, the spread ranges from 1.50% to 1.85% for LIBOR loans and 0.50% to 0.85% for base rate loans. The unsecured credit facility also provides for borrowing capacity of up to $300 million in various foreign currencies.
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
Our ability to borrow under the unsecured credit facility is subject to ongoing compliance with a number of customary affirmative and negative covenants. As of December 31, 2020, we were in compliance with all of our covenants.
As of December 31, 2020, we had outstanding $1.1 billion of indebtedness under the unsecured credit facility, consisting of $392.3 million of outstanding borrowings under the unsecured revolving credit facility and $700.0 million aggregate outstanding under Term Loans A, B and C, exclusive of net debt issuance costs of $7.1 million. In connection with the unsecured credit facility, as of December 31, 2020, we had letters of credit outstanding aggregating to $3.5 million. As of

December 31, 2020, the weighted average interest rate for amounts outstanding under the unsecured credit facility, including the effects of interest rate swaps, was 2.65%.
We have also entered into certain interest rate swap agreements. See Note 10 – ‘Derivative Instruments’ for additional details.
(b) Term Loan D – In October 2020, through our Operating Partnership, we entered into a $250 million term loan (“Term Loan D”) that matures on January 15, 2026. Consistent with our existing term loans, amounts outstanding under Term Loan D bear interest at a variable rate equal to, at our election, LIBOR or a base rate, plus a spread that will vary depending upon our leverage ratio. The spread ranges from 1.20% to 1.80% for LIBOR loans and 0.20% to 0.80% for base rate loans. In addition, Term Loan D contains a LIBOR floor of 0.25%. When combined with our current $1.7 billion unsecured credit facility, Term Loan D increases QTS' aggregate unsecured credit facility capacity to $1.95 billion. Term Loan D also provides for a $250 million accordion feature to increase borrowing capacity up to $500 million, subject to obtaining necessary commitments. Term Loan D contains various debt covenants with which we are subject to, and these debt covenants are substantially the same as the debt covenants associated with the unsecured credit facility.
(c) 4.750% Senior Notes – In November 2017, the Operating Partnership and QTS Finance Corporation, a subsidiary of the Operating Partnership formed solely for the purpose of facilitating the offering of the previously outstanding 5.875% Senior Notes due 2022 (collectively, the “Issuers”), issued $400 million aggregate principal amount of 4.750% Senior Notes due 2025 (the “4.750% Senior Notes”) in a private offering. The 4.750% Senior Notes had an interest rate of 4.750% per annum, were issued at a price equal to 100% of their face value and were scheduled to mature on November 15, 2025. During the fourth quarter of 2020 we used availability on our unsecured revolving credit facility, which increased due to revolver repayments following the issuance of the 3.875% Senior Notes and closing of Term Loan D, to fund the redemption of, and satisfy and discharge the indenture pursuant to which the Issuers issued, all of their outstanding 4.750% Senior Notes. We incurred expenses in the fourth quarter of 2020 associated with the redemption of the 4.750% Senior Notes of $18.0 million, including early redemption fees of $14.3 million as well as noncash charges of $3.7 million related to the write off of existing deferred financing costs.
(d) 3.875% Senior Notes – In October 2020, the Issuers issued $500 million aggregate principal amount of senior notes due October 1, 2028 (the “3.875% Senior Notes”) in a private offering. The 3.875% Senior Notes have an interest rate of 3.875% per annum and were issued at a price equal to 100% of their face value. The net proceeds from the offering were used to repay a portion of the amount outstanding under our unsecured revolving credit facility, and subsequently with availability under the unsecured revolving credit facility we funded the redemption of, and satisfied and discharged the indenture pursuant to which the Issuers issued, all of their outstanding 4.750% Senior Notes described above. As of December 31, 2020, the net debt issuance costs associated with the 3.875% Senior Notes were $7.5 million.
The Issuers may redeem the 3.875% Senior Notes prior to maturity at their option at the prices set forth in the indenture dated as of October 7, 2020, among QTS, the Issuers, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”). The Indenture also includes customary negative covenants, including limitations on asset sales, investments, distributions, incurrence of additional debt and affiliate transactions.
The 3.875% Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Operating Partnership’s existing subsidiaries (other than certain foreign subsidiaries and receivables entities) and future subsidiaries that guarantee any indebtedness of QTS Realty Trust, Inc., the Issuers or any other subsidiary guarantor, other than QTS Finance Corporation, the co-issuer of the 3.875% Senior Notes. QTS Realty Trust, Inc. does not guarantee the 3.875% Senior Notes and will not be required to guarantee the 3.875% Senior Notes except under certain circumstances.
(e) Lenexa Mortgage – On March 8, 2017, we entered into a $1.9 million mortgage loan secured by our Lenexa facility. This mortgage had a fixed rate of 4.1%, with periodic principal payments due monthly and a balloon payment of $1.6 million scheduled for May 2022. In November of 2020 we paid off the outstanding loan balance of $1.7 million associated with the Lenexa mortgage.

The annual remaining principal payment requirements of our debt securities as of December 31, 2020 per the contractual maturities, excluding extension options and excluding operating and finance leases, are as follows (in thousands):

Year ending December 31,
2021	$—
2022	—
2023	392,337
2024	225,000
2025	225,000
Thereafter	1,000,000
Total	$1,842,337
As of December 31, 2020, we were in compliance with all of our covenants.

9. Income Taxes
We have elected for two of our existing subsidiaries to be taxed as TRS's pursuant to the REIT rules of the U.S. Internal Revenue Code. We also have subsidiaries subject to tax in non-US jurisdictions.
For our TRS's, income taxes are accounted for under the asset and liability method in accordance with ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. It is possible that some or all of our deferred tax assets could ultimately expire unused. The Company establishes valuation allowances against deferred tax assets when the ability to fully utilize these benefits is determined to be uncertain.
The components of income tax provision from continuing operations are:

	For the Year Ended December 31,
	2020	2019	2018
Current:
U.S. federal	$—	$—	$(50)
U.S. State	368	298	395
Outside United States	7	13	78
Total Current	375	311	423
Deferred:
U.S. federal	71	(276)	(3,727)
U.S. State	(66)	(71)	(64)
Outside United States	58	(1)	—
Total Deferred	63	(348)	(3,791)
Total	$438	$(37)	$(3,368)

Temporary differences and carry forwards which give rise to the deferred tax assets and liabilities are as follows:

	For the Year Ended December 31,
	2020	2019	2018
Deferred tax assets
Net operating loss carryforwards	$22,950	$20,218	$17,610
Deferred revenue and setup charges	1,062	1,299	3,171
Operating lease liabilities	1,904	2,266	—
Property and equipment	—	512	—
Leases	400	—	1
Credits	300	300	287
Bad debt reserve	191	18	409
Intangibles	1,038	804	—
Interest expense carryforward IRC Sec. 163(j)	1,164	2,782	2,253
Equity compensation	1,654	1,119	952
Other	857	257	582
Gross deferred tax assets	31,520	29,575	25,265
Deferred tax liabilities
Property and equipment	(616)	—	(3,089)
Goodwill	(3,042)	(2,494)	(1,953)
Intangibles	—	(591)	(11,910)
Operating lease right-of-use assets	(1,056)	(1,261)	—
Prepaid commissions	(774)	(1,007)	(956)
Other	(218)	(224)	(93)
Gross deferred tax liabilities	(5,706)	(5,577)	(18,001)
Net deferred tax asset	25,814	23,998	7,264
Valuation allowance	(26,624)	(24,747)	(8,361)
Net deferred tax liability	$(810)	$(749)	$(1,097)
The taxable REIT subsidiaries currently have net operating loss carryforwards related to U.S. federal income taxes of $33.4 million that expire in 11-16 years and $42.3 million which have no expiration. The taxable REIT subsidiaries also have $86.0 million of net operating loss carryforwards relating to state income taxes that expire in 1-20 years. The Company’s interest expense carryforward of $4.5 million has no expiration.

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

	For the Year Ended December 31,
	2020	2019	2018
TRS
Statutory rate applied to pre-tax loss	$(1,380)	$(12,991)	$(9,656)
Permanent differences, net	248	16	97
State income tax, net of federal benefit	(421)	(2,868)	(1,430)
Foreign income tax	7	13	78
Federal and State rate change	(1)	(20)	(146)
Other	109	(110)	41
Valuation allowance increase	1,876	15,923	7,648
Total tax expense (benefit)	$438	$(37)	$(3,368)
Effective tax rate	(6.7)%	0.1%	7.3%
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The CARES Act is an emergency economic stimulus package that includes measures and tax provisions to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides tax changes in response to the COVID-19 pandemic. Some of the provisions which impact our financial statements include the removal of certain limitations on utilization of net operating losses, increasing the ability to deduct interest expense, and amending certain provisions of the previously enacted Tax Cuts and Jobs Act. We have evaluated the impact of the CARES Act and determined that the impact of the CARES Act is immaterial to our consolidated financial statements.
On December 27, 2020, the United States enacted the Consolidated Appropriations Act, 2021, a spending bill containing additional stimulus relief for the COVID-19 pandemic. Because the bill was enacted in close proximity to the end of the year, we continue to evaluate the Consolidated Appropriations Act, 2021 and have not yet identified any material impacts to the financial statements that may result from the bill.
As of December 31, 2020, 2019 and 2018, we had no uncertain tax positions. If we accrue any interest or penalties on tax liabilities from significant uncertain tax positions, those items will be classified as interest expense and general and administrative expense, respectively, in the Statements of Operations and Statements of Comprehensive Income. For the years ended December 31, 2020, 2019, and 2018, we had accrued no such interest or penalties.
We are currently not under examination by the Internal Revenue Service or any state or foreign jurisdictions. Tax years ending after December 31, 2016 remain subject to examination and assessment, state limitation periods included. Tax years ending December 31, 2009 through December 31, 2016 remain open solely for purposes of examination of our loss and credit carryforwards.
We provide a valuation allowance against deferred tax assets if, based on management’s assessment of operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The evidence contemplated by management at December 31, 2020, 2019, and 2018 consists of current and prior operating results, available tax planning strategies, and the scheduled reversal of existing taxable temporary differences. Evidence from the scheduled reversal of taxable temporary differences relies on management judgments based on the accumulation of available evidence. Those judgments may be subject to change in the future as evidence available to management changes. Management’s assessment of the Company’s valuation allowance may further change based on our generation or ability to project of future operating income, and changes in tax policy or tax planning strategies.
As of December 31, 2020, 2019, and 2018 valuation allowances of $26.6 million, $24.7 million and $8.4 million, respectively, were recognized against certain net federal and state deferred tax assets since it is more likely than not that the deferred tax assets will not be realized. The $1.9 million year-over-year change is primarily caused by the federal and state valuation allowances recorded due to ongoing operating losses of the taxable REIT subsidiaries. Additionally, some portion of the change to the valuation allowances relates to changes in the evidence available related to the scheduled reversal of taxable temporary differences; and some portion of the change to the state valuation allowance is attributable to state net operating losses generated where the Company has discontinued its operations or reduced its presence in certain state jurisdictions.

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
As of December 31, 2020, we had interest rate swap agreements in place with an aggregate notional amount of $700 million. The forward swap agreements effectively fix the interest rate on $700 million of term loan borrowings, $225 million of swaps allocated to Term Loan A, $225 million allocated to Term Loan B and $250 million allocated to Term Loan C, through the current maturity dates of the respective term loans.
We reflect our interest rate swap agreements, which are designated as cash flow hedges, at fair value as either assets or liabilities on the consolidated balance sheets within the “Other assets, net” or “Derivative liabilities” line items, as applicable. As of December 31, 2020, and 2019 the fair value of interest rate swaps represented an aggregate liability of $49.8 million and $19.9 million, respectively.
The forward interest rate swap agreements are derivatives that currently qualify for hedge accounting whereby we record the effective portion of changes in fair value of the interest rate swaps in accumulated other comprehensive income or loss on the consolidated balance sheets and statements of comprehensive income which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized within net income (loss). The amount reclassified from other comprehensive income to interest expense on the consolidated statements of operations was an increase to interest expense of $10.1 million, a reduction in interest expense of $1.0 million, and an increase to interest expense of $0.1 million for the years ended December 31, 2020, 2019,and 2018 respectively. There was no ineffectiveness recognized for the years ended December 31, 2020, 2019 and 2018. During the subsequent twelve months, beginning January 1, 2021, we estimate that $13.5 million will be reclassified from other comprehensive income as an increase to interest expense.

Interest rate derivatives and their fair values as of December 31, 2020 and 2019 were as follows (in thousands):

Notional Amount		Fixed One Month LIBOR rate per annum			Fair Value
December 31, 2020	December 31, 2019		Effective Date	Expiration Date	December 31, 2020	December 31, 2019
$25,000	$25,000	1.989%	January 2, 2018	December 17, 2021	$(447)	$(209)
100,000	100,000	1.989%	January 2, 2018	December 17, 2021	(1,788)	(837)
75,000	75,000	1.989%	January 2, 2018	December 17, 2021	(1,342)	(627)
50,000	50,000	2.033%	January 2, 2018	April 27, 2022	(1,248)	(545)
100,000	100,000	2.029%	January 2, 2018	April 27, 2022	(2,490)	(1,081)
50,000	50,000	2.033%	January 2, 2018	April 27, 2022	(1,248)	(545)
100,000	100,000	2.617%	January 2, 2020	December 17, 2023	(7,191)	(4,007)
100,000	100,000	2.621%	January 2, 2020	April 27, 2024	(8,000)	(4,324)
70,000	—	0.968%	March 2, 2020	October 18, 2026	(2,174)	—
30,000	—	0.973%	March 2, 2020	October 18, 2026	(938)	—
200,000	200,000	2.636%	December 17, 2021	December 17, 2023	(9,648)	(3,939)
200,000	200,000	2.642%	April 27, 2022	April 27, 2024	(9,500)	(3,802)
125,000	—	1.014%	December 17, 2023	December 17, 2024	(704)	—
100,000	—	1.035%	December 17, 2023	December 17, 2024	(584)	—
75,000	—	1.110%	December 17, 2023	October 18, 2026	(866)	—
100,000	—	1.088%	April 27, 2024	April 27, 2025	(540)	—
125,000	—	1.082%	April 27, 2024	April 27, 2025	(666)	—
75,000	—	0.977%	April 27, 2024	October 18, 2026	(422)	—
					$(49,796)	$(19,916)
Power Purchase Agreements
In March 2019, we entered into two 10 year agreements to purchase renewable energy equal to the expected electricity needs of our data centers in Chicago, Illinois and Piscataway, New Jersey. These arrangements currently qualify for hedge accounting whereby we record the changes in fair value of the instruments in “Accumulated other comprehensive income” or loss on the consolidated balance sheets and statements of comprehensive income which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amount reclassified from other comprehensive income to utility expense on the consolidated statements of operations was an increase to utilities expense of $1.2 million and an increase to utilities expense of $0.7 million for the years ended December 31, 2020 and 2019, respectively. There was no amount reclassified from other comprehensive income to utilities expense for the year ended December 31, 2018. We currently reflect these agreements, which are designated as cash flow hedges, at fair value as liabilities on the consolidated balance sheets within the “Derivative liabilities” line item.
Power purchase agreement derivatives and their fair values as of December 31, 2020 and 2019 were as follows (in thousands):

				Fair Value
Counterparty	Facility	Effective Date	Expiration Date	December 31, 2020	December 31, 2019
Calpine Energy Solutions, LLC	Piscataway	3/8/2019	2/28/2029	$(2,162)	$(2,919)
Calpine Energy Solutions, LLC	Chicago	3/8/2019	2/28/2029	(1,764)	(3,774)
				$(3,926)	$(6,693)
11. Commitments and Contingencies
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
As of December 31, 2020, the Operating Partnership had four classes of limited partnership units outstanding: Series A Preferred Units, Series B Convertible Preferred Units, Class A units of limited partnership interest (“Class A units”) and Class O LTIP units of limited partnership units (“Class O units”). The Class A units currently outstanding are now redeemable on a one-for-one exchange rate at any time for cash or shares of Class A common stock of QTS. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). Class O units are pari passu with Class A units. Each Class O unit is convertible into Class A units by the Operating Partnership at any time or by the holder at any time based on formulas contained in the partnership agreement.
QTS Realty Trust, Inc.
In connection with its IPO, QTS issued Class A common stock and Class B common stock. Class B common stock entitles the holder to 50 votes per share and was issued to enable our Chief Executive Officer to exchange 2% of his Operating Partnership units so he may have a vote proportionate to his economic interest in the Company. Also in connection with its IPO, QTS adopted the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”), which authorized 1.75 million shares of Class A common stock to be issued under the 2013 Equity Incentive Plan, including options to purchase Class A common stock if exercised. On May 4, 2015, following approval by our stockholders at our 2015 Annual Meeting of Stockholders, the total number of shares available for issuance under the 2013 Equity Incentive Plan was increased by an additional 3.0 million shares. On May 9, 2019, following approval by our stockholders at our 2019 Annual Meeting of Stockholders, the total number of shares available for issuance under the 2013 Equity Incentive Plan was increased by an additional 1.1 million to 5.9 million.
In March 2019, the Compensation Committee completed a redesign of the long-term incentive program for executive officers to include the following types of awards:
a.Performance-Based FFO Unit Awards — performance-based restricted share unit awards, which may be earned based on Operating Funds From Operations (“OFFO”) per diluted share measured over a two-year performance period (performance-based FFO units or “FFO Units”), with two-thirds of the earned FFO Units vesting and settling in shares of Class A common stock on the date that performance is certified following the end of the performance period and the remaining one-third of the FFO Units vesting and settling at the end of three years from the award grant date. The number of shares of Class A common stock subject to the awards that can be earned ranges from 0% to 200% of the target award based on actual performance over the performance period, with the number of shares to be determined based on a linear interpolation basis between threshold and target and target and maximum performance.
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

The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the years ended December 31, 2020, 2019 and 2018:

	2010 Equity Incentive Plan			2013 Equity Incentive Plan
	Numbers of Class O units	Weighted average exercise price	Weighted average fair value	Options	Weighted average exercise price	Weighted average fair value	Restricted Stock / Deferred Stock	Weighted average fair value at grant date	TSR Units	Weighted average fair value at grant date	FFO Units	Weighted average fair value at grant date
Outstanding at January 1, 2018	568,040	$23.52	$5.00	1,369,270	$38.18	$7.80	381,864	$46.37	—	$—	—	$—
Granted	—	—	—	674,081	34.05	5.63	348,152	35.27	—	—	—	—
Exercised/Vested (1)	(465,761)	23.40	4.76	(6,188)	21.50	3.68	(224,660)	46.23	—	—	—	—
Cancelled/Expired	—	—	—	—	—	—	(85,047)	43.50	—	—	—	—
Outstanding at December 31, 2018	102,279	$24.05	$5.67	2,037,163	$36.86	$7.10	420,309	$37.83	—	$—	—	$—
Granted	—	—	—	135,594	42.27	7.62	274,564	42.25	86,089	54.64	86,089	42.01
Exercised/Vested (1)	(19,969)	20.25	4.42	(125,213)	30.80	6.21	(279,429)	39.20	—	—	—	—
Cancelled/Expired	—	—	—	(112,706)	45.86	9.43	(25,694)	42.17	(1,739)	54.64	(1,739)	42.01
Outstanding at December 31, 2019	82,310	$24.97	$5.97	1,934,838	$37.11	$7.05	389,750	$39.67	84,350	$54.64	84,350	$42.01
Granted	—	—	—	99,872	56.84	9.35	302,591	57.47	84,202	79.18	84,202	56.84
Performance Adjustment (2)	—	—	—	—	—	—	—	—	—	—	59,844	42.01
Exercised/Vested (1)	(6,875)	25.00	4.49	(98,303)	28.84	5.18	(264,466)	39.89	—	—	(96,129)	42.01
Cancelled/Expired	—	—	—	—	—	—	(11,379)	49.38	—	—	—	—
Outstanding at December 31, 2020	75,435	$25.00	$6.11	1,936,407	$38.55	$7.26	416,496	$52.20	168,552	$66.90	132,267	$51.45

(1)Represents (i) Class O units which were converted to Class A units, (ii) options to purchase Class A common stock which were exercised, and (iii) the Class A common stock that has been released from restriction and which was not surrendered by the holder to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common stock, with respect to the applicable column.
(2)Represents the remeasurement of FFO units issued during the year ended December 31, 2019 based on achievement of certain performance metrics over the performance period.
The assumptions and fair values for restricted stock and options to purchase shares of Class A common stock granted for the years ended December 31, 2020, 2019 and 2018 are included in the following table on a per unit basis. Options to purchase shares of Class A common stock were valued using the Black-Scholes model and TSR Units were valued using a Monte-Carlo simulation that leveraged similar assumptions to those used to value the Class A common stock and FFO Units.

	2020			2019			2018
Fair value of FFO units and restricted stock granted	$56.84	-	$65.96	$42.01	-	$51.25	$34.03	-	$54.01
Fair value of TSR units granted			$79.18			$54.64			N/A
Fair value of options granted			$9.35	$7.56	-	$8.28	$5.55	-	$5.64
Expected term (years)			5.5			5.5	5.5	-	6.0
Expected volatility			27%			28%			28%
Expected dividend yield			3.31%	3.89%	-	4.19%			4.82%
Expected risk-free interest rates			0.61%	2.33%	-	2.56%	2.69%	-	2.73%
The following tables summarize information about awards outstanding as of December 31, 2020.

	Operating Partnership Awards Outstanding
	Exercise prices	Awards outstanding	Weight average remaining vesting period (years)
Class O Units	$25.00	75,435	—
Total Operating Partnership awards outstanding		75,435

	QTS Realty Trust, Inc. Awards Outstanding
	Exercise prices			Awards outstanding	Weight average remaining vesting period (years)
Restricted stock	$—			416,496	1.0
TSR units	—			168,552	0.9
FFO units	—			132,267	0.7
Options to purchase Class A common stock	$21.00	-	$56.84	1,936,407	0.9
Total QTS Realty Trust, Inc. awards outstanding				2,653,722
Any awards outstanding as of the end of the period have been valued as of the grant date and generally vest ratably over a defined service period. As of December 31, 2020 all restricted Class A common stock, TSR units, and FFO units outstanding were unvested and approximately 0.1 million options to purchase Class A common stock were outstanding and unvested. As of December 31, 2020 we had $26.5 million of unrecognized equity-based compensation expense which will be recognized over a remaining weighted-average vesting period of approximately 0.9 years. The total intrinsic value of Class O units and options to purchase Class A common stock outstanding at December 31, 2020 was $48.3 million.
Dividends and Distributions
The following tables present quarterly cash dividends and distributions paid to our common and preferred stockholders for the years ended December 31, 2020 and 2019:

Year Ended December 31, 2020
Record Date	Payment Date	Per Share Rate	Aggregate Dividend/Distribution Amount (in millions)
Common Stock
September 18, 2020	October 6, 2020	$0.47	$32.0
June 19, 2020	July 7, 2020	0.47	31.5
March 20, 2020	April 7, 2020	0.47	31.5
December 20, 2019	January 7, 2020	0.44	28.6
			$123.6

Series A Preferred Stock
September 30, 2020	October 15, 2020	$0.45	$1.9
June 30, 2020	July 15, 2020	0.45	1.9
March 31, 2020	April 15, 2020	0.45	1.9
December 31, 2019	January 15, 2020	0.45	1.9
			$7.6

Series B Preferred Stock
September 30, 2020	October 15, 2020	$1.63	$5.1
June 30, 2020	July 15, 2020	1.63	5.1
March 31, 2020	April 15, 2020	1.63	5.1
December 31, 2019	January 15, 2020	1.63	5.1
			$20.4

Year Ended December 31, 2019
Record Date	Payment Date	Per Share Rate	Aggregate Dividend/Distribution Amount (in millions)
Common Stock
September 19, 2019	October 4, 2019	$0.44	$27.3
June 25, 2019	July 9, 2019	0.44	27.3
March 20, 2019	April 4, 2019	0.44	27.3
December 21, 2018	January 8, 2019	0.41	23.7
			$105.6

Series A Preferred Stock
September 30, 2019	October 15, 2019	$0.45	$1.9
June 30, 2019	July 15, 2019	0.45	1.9
March 31, 2019	April 15, 2019	0.45	1.9
December 31, 2018	January 15, 2019	0.45	1.9
			$7.6

Series B Preferred Stock
September 30, 2019	October 15, 2019	$1.63	$5.1
June 30, 2019	July 15, 2019	1.63	5.1
March 31, 2019	April 15, 2019	1.63	5.1
December 31, 2018	January 15, 2019	1.63	5.1
			$20.4
Additionally, subsequent to December 31, 2020, we paid the following dividends:
•On January 7, 2021, we paid our regular quarterly cash dividend of $0.47 per common share to stockholders of record as of the close of business on December 22, 2020.
•On January 15, 2021, we paid a quarterly cash dividend of approximately $0.45 per share on our Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on December 31, 2020.
•On January 15, 2021, we paid a quarterly cash dividend of approximately $1.63 per share on our Series B Preferred Stock to holders of Series B Preferred Stock of record as of the close of business on December 31, 2020.
Equity Issuances
Class A Common Stock
In February 2019, we conducted an underwritten offering of 7,762,500 shares of our Class A common stock, $0.01 par value per share (the “Class A common stock”) consisting of 4,000,000 shares issued during the first quarter of 2019 and 3,762,500 shares which were issued on a forward basis. During the year ended December 31, 2019 we settled a portion of the 3,762,500 shares subject to the forward sales agreements, and during the year ended December 31, 2020 we settled the remaining shares subject to the forward sale agreements as shown in the table below.
In June 2019, we established an “at-the-market” equity offering program (the “Prior ATM Program”) pursuant to which we could issue, from time to time, up to $400 million of our Class A common stock, $0.01 par value per share (the “Class A common stock”), which could include shares to be sold on a forward basis. The use of forward sales under the Prior ATM Program generally allowed us to lock in a price on the sale of shares of our Class A common stock when sold by the forward sellers, but defer receiving the net proceeds from such sales until the shares of our Class A common stock are issued at settlement on a later date. We have concluded that the forward sale agreements meet the derivative scope exception for certain contracts involving an entity’s own equity. The initial forward sale price is subject to daily adjustment based on a floating interest rate factor equal to the specified daily rate less a spread, and will decrease based on specified amounts related to dividends on shares of our common stock during the term of the applicable forward sale. Our earnings per share dilution resulting from the forward sale agreements, if any, is determined using the two-class method.

In May 2020, we established a new “at-the-market” equity offering program (the “Current ATM Program”) pursuant to which we may issue, from time to time, up to $500 million of our Class A common stock, which may include shares to be sold on a forward basis. As under the Prior ATM Program, the use of forward sales under the Current ATM Program generally allows us to lock in a price on the sale of shares of our Class A common stock when sold by the forward sellers, but defer receiving the net proceeds from such sales until the shares of our Class A common stock are issued at settlement on a later date. We have concluded that the forward sale agreements meet the derivative scope exception for certain contracts involving an entity’s own equity. Our earnings per share dilution resulting from the forward sale agreements, if any, is determined using the two-class method.
At any time during the term of any forward sale under the Prior ATM Program or the Current ATM Program we may settle the forward sale by physical delivery of shares of Class A common stock to the forward purchasers or, at our election, cash settle or net share settle. The initial forward sale price per share under each forward sale equals the product of (x) an amount equal to 100% minus the applicable forward selling commission and (y) the volume weighted average price per share at which the borrowed shares of our common stock were sold pursuant to the equity distribution agreement by the relevant forward seller during the applicable forward hedge selling period for such shares to hedge the relevant forward purchaser’s exposure under such forward sale. Thereafter, the forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor equal to the specified daily rate less a spread, and is decreased based on specified amounts related to dividends on shares of our common stock during the term of the applicable forward sale. If the specified daily rate is less than the spread on any day, the interest rate factor will result in a daily reduction of the applicable forward sale price.
During the year ended December 31, 2020, we received $286.3 million of net proceeds from the settlement of forward shares as noted in the table below. We expect to physically settle (by delivering shares of Class A common stock) the remaining forward sales under the Prior ATM Program and Current ATM Program prior to the first anniversary date of each respective transaction. In addition, during the year ended December 31, 2020, we utilized the forward provisions under the Prior ATM Program and the Current ATM Program to allow for the sale of additional shares of our common stock as noted in the table below.
In June 2020, we conducted an underwritten offering of 4,400,000 shares of common stock offered on a forward basis at a price of $64.90 per share representing available net proceeds upon physical settlement of approximately $266.9 million as of December 31, 2020. We expect to physically settle the forward sale agreements (by the delivery of shares of common stock) and receive proceeds, subject to certain adjustments, from the sale of those shares of common stock by June 30, 2021, although we have the right to elect settlement prior to that time. We have concluded that the forward sale agreements meet the derivative scope exception for certain contracts involving an entity’s own equity. The initial forward sale price is subject to daily adjustment based on a floating interest rate factor equal to the specified daily rate less a spread, and will decrease based on specified amounts related to dividends on shares of our common stock during the term of the applicable forward sale. Our earnings per share dilution resulting from the forward sale agreements, if any, is determined using the two-class method.
The following table represents a summary of our equity issuances of our Class A common stock during the year ended December 31, 2020 (in thousands):

Offering Program	Forward Shares Sold/(Settled)		Net Proceeds Available/(Received) (1)
Shares and net proceeds available as of December 31, 2019	3,795		$173,776	(2)
February 2019 Offering - Settlement	(931)	(3)	(35,841)
June 2019 Prior ATM Program - Sales	4,550		243,577
June 2019 Prior ATM Program - Settlements	(4,981)	(3)	(250,496)
May 2020 Current ATM Program - Sales	3,128		189,640
June 2020 Offering - Sales	4,400		266,894
Shares and net proceeds available as of December 31, 2020	9,961		$587,550

(1)Net Proceeds Available remain subject to certain adjustments until settled.
(2)Net Proceeds available reported in the Form 10-K for the period ended December 31, 2019 were $177.8 million. The $4 million decrease is primarily due to QTS’ declared dividends, which reduces cash expected to be received upon full physical settlement of the forward shares.
(3)Represents the number of forward shares we elected to physically settle during the year ended December 31, 2020.

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
Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about the 15th day of each January, April, July and October. The Series B Preferred Stock is convertible by holders into shares of Class A common stock at any time at the then-prevailing conversion rate. The conversion rate as of December 31, 2020 is 2.1404 shares of the Company’s Class A common stock per share of Series B Preferred Stock. The Series B Preferred Stock does not have a stated maturity date. Upon liquidation, dissolution or winding up, the Series B Preferred Stock will rank senior to common stock and pari passu with the Series A Preferred Stock with respect to the payment of distributions and other amounts. The Series B Preferred Stock is not redeemable by the Company. At any time on or after July 20, 2023, the Company may at its option cause all (but not less than all) outstanding shares of the Series B Preferred Stock to be automatically converted into the Company’s Class A common stock at the then-prevailing conversion rate if the closing sale price of the Company’s Class A common stock is equal to or exceeds 150% of the then-prevailing conversion price for at least 20 trading days in a period of 30 consecutive trading days, including the last trading day of such 30-day period, ending on the trading day prior to the issuance of a press release announcing the mandatory conversion.
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

13. Related Party Transactions
As described further in Note 7 'Investments in Unconsolidated Entity', during the three months ended March 31, 2019, we formed an unconsolidated entity with Alinda, an infrastructure investment firm. We contributed a hyperscale data center under development in Manassas, Virginia to the entity. The facility, and the previously executed operating lease to a global cloud-based software company pursuant to a 10-year lease agreement, was contributed in exchange for cash and noncash consideration in the form of equity interest in the entity that was measured at fair value pursuant to ASC Topic 820. Alinda and us each own a 50% interest in the entity.
Under the unconsolidated entity operating agreement, we serve as the entity’s operating member, subject to authority and oversight of a board appointed by us and Alinda, and separately we serve as manager and developer of the facility in exchange for management and development fees. During the years ended December 31, 2020 and 2019, we received $0.9 million and $0.6 million in development fees from the unconsolidated entity, respectively, as well as $0.8 million and $0.6 million in management fees from the unconsolidated entity, respectively.
In addition, we periodically execute transactions with entities affiliated with our Chairman and Chief Executive Officer. Such transactions include automobile, furniture and equipment purchases as well as building operating lease payments and receipts, and reimbursement for the use of a private aircraft service by our officers and directors.
The transactions which occurred during the years ended December 31, 2020, 2019 and 2018 are outlined below (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Tax, utility, insurance and other reimbursement	$694	$967	$724
Rent expense	1,027	1,014	1,014
Capital assets acquired	—	704	464
Total	$1,721	$2,685	$2,202

14. Employee Benefit Plan
We sponsor a defined contribution 401(k) retirement plan covering all eligible employees.
Qualified employees may elect to contribute to the 401(k) Plan on a pre-tax or post-tax basis. The maximum amount of employee contribution is subject only to statutory limitations. Starting on January 1, 2015, the Company matched 50% of the first 6% of contributions made by employees. Since January 1, 2016, we have matched 100% of the first 1% of contributions and 50% of the next 5% of contributions made by employees. We contributed $2.6 million, $2.5 million and $2.5 million to the 401(k) Plan for the years ended December 31, 2020, 2019 and 2018, respectively.

15. Noncontrolling Interest
Concurrently with the completion of the IPO, we consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership as of the date of the IPO.
Commencing at any time beginning November 1, 2014, at the election of the holders of the noncontrolling interest, the currently outstanding Class A units of the Operating Partnership are redeemable for cash or, at the election of the Company, Class A common stock of the Company on a one-for-one basis. As of December 31, 2020, the noncontrolling ownership interest percentage of QualityTech, LP was 9.2%.

16. Earnings per share
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

The computation of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss)	$14,576	$31,665	$(7,175)
(Income) loss attributable to noncontrolling interests	1,330	(374)	2,715
Preferred stock dividends	(28,180)	(28,180)	(16,666)
Earnings attributable to participating securities	(16,360)	(7,828)	(947)
Net loss available to common stockholders after allocation to participating securities	$(28,634)	$(4,717)	$(22,073)
Denominator:
Weighted average shares outstanding - basic	60,717	54,837	50,433
Effect of Class O units, TSR units, FFO units and options to purchase Class A common stock on an "as if" converted basis	—	—	—
Weighted average shares outstanding - diluted	60,717	54,837	50,433

Basic net loss per share *	$(0.47)	$(0.09)	$(0.44)

Diluted net loss per share *	$(0.47)	$(0.09)	$(0.44)

*    Note: The calculations of basic and diluted net income (loss) per share above do not include the following number of Class A partnership units, Class O units, TSR units, FFO units and options to purchase common stock on an "as if" converted basis, and the effects of Series B Convertible preferred stock on an “as if” converted basis as their respective inclusions would have been antidilutive:

	Year Ended December 31,
	2020	2019	2018
Class A Partnership units	6,648	6,671	6,653
Class O units, TSR units, FFO units and options to purchase common stock on an "as if" converted basis	1,118	518	350
Series B Convertible preferred stock on an "as if" converted basis	6,778	6,729	3,484

17. Contracts with Customers
Future minimum payments to be received under non-cancelable customer contracts including both lease rental revenue components and non-lease revenue components that are accounted for as a combined lease component in accordance with ASC Topic 842 which is discussed in Note 2 above (inclusive of payments for contracts which have not yet commenced, and exclusive of variable lease revenue such as recoveries of operating costs from customers) are as follows for the years ending December 31 (in thousands):

Year Ended December 31,
2021	$435,906
2022	359,860
2023	263,413
2024	214,215
2025	165,002
Thereafter	493,839
Total	$1,932,235

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2020, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2020 or December 31, 2019.
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
Unsecured Credit facility, Term Loan D and 3.875% Senior Notes: As market interest rates have fluctuated compared to contracted interest rates, the fair value of our unsecured credit facility approximated the carrying value of the credit facility less the fair value of the interest rate swap liability. Our Term Loan D did not have interest rates which were materially different than current market conditions and therefore, the fair value approximated the carrying value. The fair value of our 3.875% Senior Notes was estimated using Level 2 “significant other observable inputs,” primarily based on quoted market prices for the same or similar issuances. At December 31, 2020, the fair value of the 3.875% Senior Notes was approximately $508.8 million.
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

19. Quarterly Financial Information (unaudited)
The tables below reflect the selected quarterly information for the years ended December 31, 2020 and 2019 (in thousands except share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2020
Revenues	$143,897	$137,538	$131,640	$126,292
Operating income	17,151	15,016	17,859	15,631
Net income (loss)	(10,660)	6,907	10,209	8,120
Net income (loss) attributable to QTS Realty Trust, Inc.	(8,922)	6,925	9,892	8,010
Net income (loss) attributable to common stockholders	(15,967)	(120)	2,847	965
Net loss per share attributable to common shares - basic	(0.33)	(0.07)	(0.05)	(0.01)
Net loss per share attributable to common shares - diluted	(0.33)	(0.07)	(0.05)	(0.01)

2019
Revenues	$123,707	$125,255	$119,167	$112,689
Operating income	4,218	13,606	14,598	28,734
Net income (loss)	(3,606)	6,588	7,535	21,148
Net income (loss) attributable to QTS Realty Trust, Inc.	(2,511)	6,637	7,483	19,558
Net income (loss) attributable to common stockholders	(9,556)	(408)	438	12,513
Net income (loss) per share attributable to common shares - basic	(0.20)	(0.05)	(0.03)	0.20
Net income (loss) per share attributable to common shares - diluted	(0.20)	(0.05)	(0.03)	0.20

20. Subsequent Events
In January 2021, we paid our regular quarterly cash dividends on our common stock, Series A Preferred Stock and Series B Preferred Stock. See the ‘Dividends and Distributions’ section of Note 12 for additional details.
Subsequent to December 31, 2020, the Company authorized the following dividends:
•On February 3, 2021, the Company announced that its board of directors authorized payment of a regular quarterly cash dividend of $0.50 per common share, payable on April 6, 2021, to stockholders of record as of the close of business on March 19, 2021.

•On February 3, 2021, the Company announced that its board of directors authorized payment of a regular quarterly cash dividend of approximately $0.45 per share on its Series A Preferred Stock, payable on April 15, 2021, to holders of Series A Preferred Stock of record as of the close of business on March 31, 2021.
•On February 3, 2021, the Company announced that its board of directors authorized payment of a regular quarterly cash dividend of approximately $1.63 per share on its Series B Preferred Stock, payable on April 15, 2021, to holders of Series B Preferred Stock of record as of the close of business on March 31, 2021.

QTS REALTY TRUST, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
December 31, 2020

Year Ended December 31, (dollars in thousands)	Balance at beginning of period	Charge to expenses	Additions/ (Deductions)	Balance at end of period
Allowance for uncollectible receivables
2020	$2,279	$5,051	$(1,891)	$5,439
2019	3,764	2,859	(4,344)	2,279
2018	11,453	(2,275)	(5,414)	3,764

Valuation allowance for deferred tax assets
2020	$24,747	$1,877	$—	$26,624
2019	8,361	16,386	—	24,747
2018	713	7,648	—	8,361

QTS REALTY TRUST, INC.
SCHEDULE III – REAL ESTATE INVESTMENTS
December 31, 2020

	Initial Costs			Costs Capitalized Subsequent to Acquisition				Gross Carrying Amount
As of 12/31/2020 (dollars in thousands)	Land	Buildings and Improvements	Construction in Progress	Land	Buildings and Improvements		Construction in Progress	Land	Buildings and Improvements	Construction in Progress	Accumulated Depreciation and Amortization (1)	Year of Acquisition
Property Location
Owned Properties
Ashburn, Virginia (DC-1)	$16,476	$—	$—	$—	$371,725		$13,653	$16,476	$371,725	$13,653	$(23,423)	2017
Ashburn, Virginia (DC-2)	—	—	20,603	—	—		109,254	—	—	129,857	—	2019
Ashburn, Virginia (DC-3) (2)	—	—	35,198	—	—		7,194	—	—	42,392	—	2017
Atlanta, Georgia (DC-1)	2,078	35,473	2,209	11,212	538,751		991	13,289	574,224	3,200	(221,800)	2006
Atlanta, Georgia (DC-2)	10,569	—	—	—	124,864		124,252	10,569	124,864	124,252	(2,737)	2017
Atlanta, Georgia Land (2)	23,572	—	52,754	7,726	1,054		10,866	31,298	1,054	63,619	(449)	2017, 2019, 2020
Chicago, Illinois	—	—	17,764	9,400	250,335		86,353	9,400	250,335	104,117	(34,134)	2014
Dulles, Virginia	3,154	29,583	—	—	24,740	(3)	4,148	3,154	54,323	4,148	(17,191)	2017
Eemshaven, Netherlands	—	—	29,915	5,366	21,712		17,616	5,366	21,712	47,531	(1,017)	2019
Fort Worth, Texas	136	610	48,984	8,943	123,444		(47,920)	9,079	124,054	1,064	(8,967)	2016
Groningen, Netherlands	1,743	8,640	—	153	2,566		3,730	1,896	11,206	3,730	(1,456)	2019
Hillsboro, Oregon	—	—	25,657	18,414	34,594		52,733	18,414	34,594	78,390	(880)	2017
Irving, Texas	—	5,808	—	8,606	386,467		99,591	8,606	392,275	99,591	(81,213)	2013
Lenexa, Kansas	400	3,100	—	37	781		—	437	3,881	—	(703)	2011
Manassas, Virginia (DC-1) (2)	—	—	27,484	—	25		33,586	—	25	61,070	(2)	2018
Manassas, Virginia (DC-2)	—	—	5,911	—	—		92	—	—	6,003	—	2018
Miami, Florida	1,777	6,955	—	—	24,934		577	1,777	31,889	577	(13,796)	2008
Phoenix, Arizona (2)	—	—	24,668	—	—		13,061	—	—	37,729	—	2017
Piscataway, New Jersey	7,466	80,366	13,900	—	41,810		16,501	7,466	122,176	30,401	(16,600)	2016
Princeton, New Jersey	20,700	32,126	—	—	3,135		5	20,700	35,261	5	(6,319)	2014
Richmond, Virginia	2,000	11,200	7,029	180	222,727		113,548	2,180	233,927	120,577	(84,389)	2010 & 2019
Sacramento, California	1,481	52,753	—	—	13,546		12	1,481	66,299	12	(16,325)	2012
San Antonio, Texas (2)	—	—	37,167	—	—		3,213	—	—	40,380	—	2020
Santa Clara, California	—	15,838	—	—	101,505		9,385	—	117,343	9,385	(52,742)	2007
Suwanee, Georgia (Atlanta-Suwanee)	1,395	29,802	—	2,126	154,665		6,701	3,521	184,467	6,701	(90,323)	2005
	$92,947	$312,254	$349,243	$72,162	$2,443,381		$679,142	$165,109	$2,755,635	$1,028,385	$(674,468)
Leased Properties
Jersey City, New Jersey	—	1,985	—	—	28,178		223	—	30,163	223	(15,455)	2006
Leased Facilities acquired in 2015	—	59,087	—	—	(6,491)		2	—	52,596	2	(12,513)	2015
Overland Park, Kansas	—	—	—	—	866		154	—	866	154	(508)
	$—	$61,072	$—	$—	$22,553		$379	$—	$83,625	$379	$(28,476)
	$92,947	$373,326	$349,243	$72,162	$2,465,934		$679,521	$165,109	$2,839,260	$1,028,764	$(702,944)

(1)See Note 2 - ‘Summary of Significant Accounting Policies’ for information regarding asset lives on which depreciation and amortization are calculated.
(2)Represent land purchases. Land acquisition costs, as well as subsequent development costs, are included within construction in progress until development on the land has ended and the asset is ready for its intended use.
(3)Includes the effects of an impairment recognized during the year ended December 31, 2019 of certain data center assets and equipment in one of our Dulles, Virginia data centers. The impairment resulted in a reduction of costs capitalized of $24.9 million as well as a reduction of accumulated depreciation of $13.5 million during the year ended December 31, 2019. See the Impairment of Long-Lived Assets, Intangible Assets and Goodwill section of Note 2 ‘Summary of Significant Accounting Policies’ for additional information.

The aggregate gross cost of the Company’s properties for U.S. federal income tax purposes was $4.22 billion (unaudited) as of December 31, 2020.
The following table reconciles the historical cost and accumulated depreciation for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Property
Balance, beginning of period	$3,230,428	$2,812,856	$2,357,322
Disposals	(7,821)	(41,363)	(43,616)
Additions (acquisitions and improvements)	810,527	458,935	499,150
Balance, end of period	$4,033,134	$3,230,428	$2,812,856
Accumulated depreciation
Balance, beginning of period	$(558,560)	$(467,644)	$(394,823)
Disposals	6,577	28,172	30,139
Additions (depreciation and amortization expense)	(150,961)	(119,088)	(102,960)
Balance, end of period	$(702,944)	$(558,560)	$(467,644)