Form 10-Q
period 2021-03-31
QTS Realty Trust, Inc.
filed 2021-05-04
CIK 1577368

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to___________
Commission File Number 001-36109
__________________________________________________________
QTS Realty Trust, Inc.
(Exact name of registrant as specified in its charter)
__________________________________________________________
Maryland
(State or other jurisdiction of
incorporation or organization)

12851 Foster Street, Overland Park, Kansas
(Address of principal executive offices)

46-2809094
(I.R.S. Employer
Identification No.)

66213
(Zip Code)
(913) 312-5503
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
__________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Class A common stock, $0.01 par value	QTS	New York Stock Exchange
Preferred Stock, 7.125% Series A Cumulative Redeemable Perpetual, $0.01 par value	QTS PRA	New York Stock Exchange
Preferred Stock, 6.50% Series B Cumulative Convertible Perpetual, $0.01 par value	QTS PRB	New York Stock Exchange
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
Yes  ☐     No  ☒
There were 68,777,469 shares of Class A common stock, $0.01 par value per share, and 124,481 shares of Class B common stock, $0.01 par value per share, of QTS Realty Trust, Inc. outstanding on April 29, 2021.

1

QTS Realty Trust, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
QTS REALTY TRUST, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Real Estate Assets
Land	$164,822	$165,109
Buildings, improvements and equipment	2,965,488	2,839,261
Less: Accumulated depreciation	(745,237)	(702,944)
	2,385,073	2,301,426
Construction in progress	1,119,749	1,028,765
Real Estate Assets, net	3,504,822	3,330,191
Investments in unconsolidated entity	25,858	22,608
Operating lease right-of-use assets, net	49,851	51,342
Cash and cash equivalents	14,652	22,775
Rents and other receivables, net	124,392	107,563
Acquired intangibles, net	64,934	68,090
Deferred costs, net	64,333	63,689
Prepaid expenses	14,147	10,253
Goodwill	173,843	173,843
Other assets, net	48,458	48,218
TOTAL ASSETS	$4,085,290	$3,898,572

LIABILITIES
Unsecured term loans and revolver, net	$1,305,167	$1,335,241
Senior notes, net of debt issuance costs	492,775	492,534
Finance leases	42,525	41,718
Operating lease liabilities	56,327	58,005
Accounts payable and accrued liabilities	202,552	187,270
Dividends and distributions payable	41,686	39,373
Advance rents, security deposits and other liabilities	23,506	19,850
Derivative liabilities	36,751	53,722
Deferred income taxes	826	810
Deferred income	93,495	85,351
TOTAL LIABILITIES	2,295,610	2,313,874

EQUITY
7.125% Series A cumulative redeemable perpetual preferred stock: $0.01 par value (liquidation preference $25.00 per share), 4,600,000 shares authorized, 4,280,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	103,212	103,212
6.50% Series B cumulative convertible perpetual preferred stock: $0.01 par value (liquidation preference $100.00 per share), 3,162,500 shares authorized, issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	304,223	304,223
Common stock: $0.01 par value, 450,133,000 shares authorized, 68,962,873 and 64,580,118 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	690	646
Additional paid-in capital	1,834,309	1,622,857
Accumulated other comprehensive loss	(35,181)	(50,451)
Accumulated dividends in excess of earnings	(536,031)	(504,313)
Total stockholders’ equity	1,671,222	1,476,174
Noncontrolling interests	118,458	108,524
TOTAL EQUITY	1,789,680	1,584,698
TOTAL LIABILITIES AND EQUITY	$4,085,290	$3,898,572
See accompanying notes to financial statements.

QTS REALTY TRUST, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental	$144,308	$120,081
Other	4,424	6,211
Total revenues	148,732	126,292
Operating expenses:
Property operating costs	46,284	40,781
Real estate taxes and insurance	5,022	3,911
Depreciation and amortization	55,506	45,070
General and administrative	23,641	20,683
Transaction, integration, and impairment costs	1,516	216
Total operating expenses	131,969	110,661
Operating income	16,763	15,631
Other income and expense:
Interest expense	(8,148)	(7,162)
Other income	—	159
Equity in net loss of unconsolidated entity	(559)	(677)
Income before taxes	8,056	7,951
Tax benefit (expense)	(138)	169
Net income	7,918	8,120
Net income attributable to noncontrolling interests	(79)	(110)
Net income attributable to QTS Realty Trust, Inc.	$7,839	$8,010
Preferred stock dividends	(7,045)	(7,045)
Net income attributable to common stockholders	$794	$965

Net loss per share attributable to common shares
Basic	$(0.07)	$(0.01)
Diluted	$(0.07)	$(0.01)
See accompanying notes to financial statements.

QTS REALTY TRUST, INC.
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$7,918	$8,120
Other comprehensive income (loss):
Foreign currency translation adjustment loss	(158)	(223)
Increase (decrease) in fair value of derivative contracts	17,253	(36,715)
Reclassification of other comprehensive income to utilities expense	(66)	354
Reclassification of other comprehensive income to interest expense	3,375	758
Comprehensive income (loss)	28,322	(27,706)
Comprehensive (income) loss attributable to noncontrolling interests	(2,558)	2,831
Comprehensive income (loss) attributable to QTS Realty Trust, Inc.	$25,764	$(24,875)

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.
INTERIM CONSOLIDATED STATEMENTS OF EQUITY
(unaudited and in thousands)
The consolidated statement of equity for the three months ended March 31, 2021:

	Preferred Stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated dividends in excess of earnings	Total stockholders' equity	Noncontrolling interests	Total
	Shares	Amount	Shares	Amount
Balance January 1, 2021	7,443	$407,435	64,580	$646	$1,622,857	$(50,451)	$(504,313)	$1,476,174	$108,524	$1,584,698
Net share activity through equity award plan	—	—	426	4	50	—	—	54	5	59
Conversion of Class A Partnership units to Class A common stock	—	—	92	1	2,040	—	—	2,041	(2,041)	—
Increase in fair value of derivative contracts	—	—	—	—	—	15,414	—	15,414	1,839	17,253
Foreign currency translation adjustments	—	—	—	—	—	(144)	—	(144)	(14)	(158)
Equity-based compensation expense	—	—	—	—	6,237	—	—	6,237	619	6,856
Proceeds net of fees from settlement of forward shares	—	—	3,865	39	203,125	—	—	203,164	12,682	215,846
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(1,906)	(1,906)	—	(1,906)
Dividends declared on Series B Convertible Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(32,512)	(32,512)	—	(32,512)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(3,235)	(3,235)
Net Income	—	—	—	—	—	—	7,839	7,839	79	7,918
Balance March 31, 2021	7,443	$407,435	68,963	$690	$1,834,309	$(35,181)	$(536,031)	$1,671,222	$118,458	$1,789,680

The consolidated statement of equity for the three months ended March 31, 2020:

	Preferred Stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated dividends in excess of earnings	Total stockholders' equity	Noncontrolling interests	Total
	Shares	Amount	Shares	Amount
Balance January 1, 2020	7,443	$407,435	58,228	$582	$1,330,444	$(24,642)	$(376,002)	$1,337,817	$106,634	$1,444,451
Net share activity through equity award plan	—	—	240	3	(1,312)	—	—	(1,309)	(149)	(1,458)
Decrease in fair value of derivative contracts	—	—	—	—	—	(33,155)	—	(33,155)	(3,560)	(36,715)
Foreign currency translation adjustments	—	—	—	—	—	(201)	—	(201)	(22)	(223)
Equity-based compensation expense	—	—	—	—	4,377	—	—	4,377	498	4,875
Proceeds net of fees from settlement of forward shares	—	—	1,930	19	78,516	—	—	78,535	4,682	83,217
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(1,906)	(1,906)	—	(1,906)
Dividends declared on Series B Convertible Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(28,393)	(28,393)	—	(28,393)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(3,133)	(3,133)
Net income	—	—	—	—	—	—	8,010	8,010	110	8,120
Balance March 31, 2020	7,443	$407,435	60,398	$604	$1,412,025	$(57,998)	$(403,430)	$1,358,636	$105,060	$1,463,696

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities:
Net income	$7,918	$8,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,825	43,373
Amortization of above and below market leases	10	90
Amortization of deferred loan costs	1,130	987
Distributions from unconsolidated entity	569	300
Equity in net loss of unconsolidated entity	559	677
Equity-based compensation expense	6,856	4,875
Bad debt expense	1,013	3,719
Deferred tax expense (benefit)	18	(270)
Foreign currency remeasurement income	—	(159)
Changes in operating assets and liabilities
Rents and other receivables, net	(17,933)	2,888
Prepaid expenses	(3,914)	(3,164)
Due to/from affiliates, net	(4,095)	(4,428)
Other assets	(445)	(238)
Accounts payable and accrued liabilities	2,610	7,173
Advance rents, security deposits and other liabilities	3,771	6,727
Deferred income	8,203	392
Net cash provided by operating activities	60,095	71,062

Cash flow from investing activities:
Acquisitions, net of cash acquired	(401)	(1,797)
Additions to property and equipment	(214,279)	(171,218)
Net cash used in investing activities	(214,680)	(173,015)

Cash flow from financing activities:
Credit facility proceeds	253,000	212,917
Credit facility repayments	(280,000)	—
Payment of deferred financing costs	—	(5)
Payment of preferred stock dividends	(7,045)	(7,045)
Payment of common stock dividends	(30,352)	(25,627)
Distribution to noncontrolling interests	(3,082)	(2,934)
Proceeds from exercise of stock options	1,979	808
Payment of tax withholdings related to equity-based awards	(1,435)	(2,293)
Principal payments on finance lease obligations	(662)	(620)
Mortgage principal debt repayments	—	(12)
Common stock issuance proceeds, net of costs	215,923	83,260
Net cash provided by financing activities	148,326	258,449
Effect of foreign currency exchange rates on cash and cash equivalents	(1,864)	(192)
Net change in cash and cash equivalents	(8,123)	156,304
Cash and cash equivalents, beginning of period	22,775	15,653
Cash and cash equivalents, end of period	$14,652	$171,957

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$8,801	$9,370
Noncash investing and financing activities:
Accrued capital additions	$138,259	$125,750
Net increase (decrease) in other assets/liabilities related to change in fair value of derivative contracts	$17,253	$(35,097)
Accrued equity issuance costs	$75	$44
Accrued preferred stock dividend	$5,938	$5,938
See accompanying notes to financial statements.

QTS REALTY TRUST, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
QTS Realty Trust, Inc. (“QTS”), through its controlling interest in QualityTech, LP (the “Operating Partnership” and collectively with QTS and its subsidiaries, the “Company,” “we,” “us,” or “our”) and the subsidiaries of the Operating Partnership, is engaged in the business of owning, acquiring, constructing, redeveloping and managing multi-tenant data centers. As of March 31, 2021, our portfolio consisted of 28 owned and leased properties, including a property owned by an unconsolidated entity, with data centers located throughout the United States, Canada and Europe.
QTS elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2013. As a REIT, QTS generally is not required to pay federal corporate income taxes on its taxable income to the extent it is currently distributed to its stockholders.
As of March 31, 2021, QTS owned approximately 91.4% of the interests in the Operating Partnership. Substantially all of QTS’ assets are held by, and all of QTS’ operations are conducted through, the Operating Partnership. QTS’ interest in the Operating Partnership entitles QTS to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to QTS’ percentage ownership. As the sole general partner of the Operating Partnership, QTS generally has the exclusive power under the partnership agreement of the Operating Partnership to manage and conduct the Operating Partnership’s business and QTS’ board of directors manages the Operating Partnership and the Company’s business and affairs.
2. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021. The consolidated balance sheet data included herein as of December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
As outlined in our Annual Report on Form 10-K for the year ended December 31, 2020, the Operating Partnership meets the definition and criteria of a variable interest entity (“VIE”) in accordance with Accounting Standards Codification (“ASC”) Topic 810 Consolidation, and the Company is the primary beneficiary of the VIE. The Company’s only material asset is its ownership interest in the Operating Partnership, and consequently, all of its assets and liabilities represent those assets and liabilities of the Operating Partnership. The Company’s debt is an obligation of the Operating Partnership where the creditors may have recourse, under certain circumstances, against the credit of the Company.
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
We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, we consider the rights of other investors to participate in those decisions, to replace the manager and to sell or liquidate the entity. We determine whether we are the primary beneficiary of a VIE at the time we become involved with a variable interest entity and reconsider that conclusion upon a reconsideration event. As of March 31, 2021, we had one unconsolidated entity that was considered a VIE for which we are not the primary beneficiary. Our maximum exposure to losses associated with this VIE is limited to our net investment, which was approximately $25.9 million as of March 31, 2021.
Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation for real estate assets is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. For the three months ended March 31, 2021, depreciation expense related to real estate assets and non-real estate assets was $42.7 million and $2.9 million, respectively, for a total of $45.6 million. For the three months ended March 31, 2020, depreciation expense related to real estate assets and non-real estate assets was $32.3 million and $3.4 million, respectively, for a total of $35.7 million. We capitalize certain real estate development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect project costs) begins when development efforts commence and ends when the asset is ready for its intended use. The capitalization of internal costs increases construction in progress recognized during development of the related property and the cost of the real estate asset when placed into service and such costs are depreciated over its estimated useful life. Capitalization of such costs, excluding interest, aggregated to $5.5 million and $4.5 million for the three months ended March 31, 2021 and 2020, respectively. Interest is capitalized during the period of development by applying our weighted average effective borrowing rate to the actual development and other capitalized costs paid during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $7.0 million and $8.1 million for the three months ended March 31, 2021 and 2020, respectively.
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

Impairment of Long-Lived Assets, Intangible Assets and Goodwill – We review our long-lived assets, intangible assets and equity method investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset group exceeds the value of the undiscounted cash flows, the fair value of the asset group is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. No impairment losses were recorded for the three months ended March 31, 2021 and March 31, 2020.
The fair value of goodwill is the consideration transferred in a business combination which is not allocable to identifiable intangible and tangible assets. Goodwill is subject to at least an annual assessment for impairment. In connection with the goodwill impairment evaluation that we performed as of October 1, 2020, we determined qualitatively that it is not more likely than not that the fair value of our one reporting unit was less than the carrying amount, thus we did not perform a quantitative analysis. As we continue to operate and assess our goodwill at the consolidated level for our single reporting unit and our market capitalization significantly exceeds our net asset value, further analysis was not deemed necessary as of March 31, 2021.
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
In addition, rental revenue includes straight-line rent. Straight-line rent represents the difference in rents recognized during the period versus amounts contractually due pursuant to the underlying leases and is recorded as deferred rent receivable/payable in the consolidated balance sheets. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheet included in rents and other receivables, net was $71.0 million and $63.6 million as of March 31, 2021 and December 31, 2020, respectively.
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
Other Revenue
Other revenue primarily consists of revenue from our managed service offerings, as well as revenue earned from partner channel, management and development fees. We, through our taxable REIT subsidiaries (“TRS”), may provide use of our managed services to our customers on an individual or combined basis. In our managed services offering, the TRS’s performance obligation is to provide services (e.g. cloud hosting, data backup, data storage or data center personnel labor hours) to facilitate a fully integrated information technology (“IT”) outsourcing environment over a contracted term. Although underlying services may vary, over the contracted term monthly service offerings are substantially the same and we account for the services as a series of distinct services in accordance with ASC Topic 606. Service fee revenue is recognized as the revenue is earned, which generally coincides with the services being provided. As we have the right to consideration from customers in an amount that corresponds directly with the value to the customer of the TRS’s performance of providing continuous services, we recognize monthly revenue for the amount invoiced.
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
Leases as Lessee – We determine if an arrangement is a lease at inception. If the contract is considered a lease, we evaluate leased property to determine whether the lease should be classified as a finance or operating lease in accordance with U.S. GAAP. We periodically enter into finance leases for certain data center facilities, equipment, and fiber optic transmission cabling. Finance lease assets are included within the “Buildings, improvements and equipment” line item of the consolidated balance sheets and finance lease liabilities are included within “Finance leases” line item of the consolidated balance sheets. In addition, we lease certain real estate (primarily land or real estate space) under operating lease agreements with such assets included within the “Operating lease right of use assets, net” line item of the consolidated balance sheets and the associated lease liabilities included within the “Operating lease liabilities” line item on the consolidated balance sheets.

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
Allowance for Uncollectible Accounts Receivable – We record a provision for uncollectible accounts if a receivable balance relating to lease components from an individual contract is considered by management not to be probable of collection, and this provision is recorded as a reduction to leasing revenues. We also record a general provision of estimated uncollectible tenant receivables based on general probability of collection in accordance with ASC 450-20 Loss Contingencies. This provision is recorded as bad debt expense and recorded within the “Property Operating Costs” line item of the consolidated statements of operations. The aggregate allowance for doubtful accounts on the consolidated balance sheets was $5.3 million and $5.4 million as of March 31, 2021 and December 31, 2020, respectively.
Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. We record this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $93.5 million and $85.4 million as of March 31, 2021 and December 31, 2020, respectively. Additionally, $6.4 million and $3.9 million of deferred income was amortized into revenue for the three months ended March 31, 2021 and 2020, respectively.
Equity-based Compensation – Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification and amortized ratably over their respective service periods. We have elected to account for forfeitures as they occur. Equity-based compensation expense was $6.9 million and $4.9 million for the three months ended March 31, 2021 and 2020, respectively.
Segment Information – We manage our business as one operating segment and thus one reportable segment consisting of a portfolio of investments in multiple data centers.
Customer Concentrations – During the three months ended March 31, 2021, one of our customers exceeded 10% of total revenues, representing approximately 11% of total revenues for the three months ended March 31, 2021.
As of March 31, 2021, three of our customers exceeded 5% of trade accounts receivable (which excludes straight-line rent receivables). In aggregate, these three customers accounted for approximately 53% of trade accounts receivable. One of these customers individually exceeded 10% of total trade accounts receivable representing 40% of total trade accounts receivable.
Income Taxes – We provide for income taxes during interim periods based on the estimated effective tax rate for the year and any discrete adjustments. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the taxable REIT subsidiaries, tax law changes, and future business acquisitions or divestitures. The taxable subsidiaries’ effective tax rates were (7.8)% and 13.0% for the three months ended March 31, 2021 and 2020, respectively.
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
As of March 31, 2021, we valued our derivative instruments primarily utilizing Level 2 inputs. See Note 14 – ‘Fair Value of Financial Instruments’ for additional details.
New Accounting Pronouncements
In January 2020, the FASB issued ASU 2020-1, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, which clarifies the interaction between the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. ASU 2020-1 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We adopted this ASU effective January 1, 2021, and the provisions of the standard did not have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-4 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-4 is optional and may be elected over time as reference rate reform activities occur. The standard is effective for all entities as of March 12, 2020 through December 31, 2022. An entity can elect to apply the amendments as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to that date that the financial statements are available to be issued. In January 2021, the FASB issued ASU 2021-1 Reference Rate Reform (Topic 848): Scope, which updated the standard to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Beginning in the first quarter of 2020, we have applied the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance but we do not expect the provisions of the standard will have a material impact on our consolidated financial statements.
We determined all other recently issued accounting pronouncements will not have a material impact on our consolidated financial statements or do not materially apply to our operations.

3. Real Estate Assets and Construction in Progress
The following is a summary of our cost of owned or leased properties as of March 31, 2021 and December 31, 2020 (in thousands):
As of March 31, 2021 (unaudited):

Property Location	Land	Buildings, Improvements and Equipment	Construction in Progress	Total Cost
Ashburn, Virginia Campus (1)	$16,476	$391,247	$219,065	$626,788
Atlanta, Georgia Campus (2)	55,158	771,045	183,319	1,009,522
Chicago, Illinois	9,400	251,676	131,322	392,398
Dulles, Virginia	3,154	55,580	4,220	62,954
Eemshaven, Netherlands	5,153	20,991	47,859	74,003
Fort Worth, Texas	9,079	124,481	3,350	136,910
Groningen, Netherlands	1,821	11,324	3,249	16,394
Hillsboro, Oregon	18,414	47,364	72,033	137,811
Irving, Texas	8,606	409,565	89,516	507,687
Leased Facilities (3)	—	83,180	60	83,240
Manassas, Virginia Campus (4)	—	37	90,947	90,984
Phoenix, Arizona (5)	—	—	38,063	38,063
Piscataway, New Jersey	7,466	122,599	39,951	170,016
Princeton, New Jersey	20,700	35,267	9	55,976
Richmond, Virginia	2,180	235,381	128,911	366,472
Sacramento, California	1,481	66,304	125	67,910
Santa Clara, California (6)	—	117,522	16,871	134,393
Suwanee, Georgia (Atlanta-Suwanee)	3,521	184,975	7,607	196,103
Other (7)	2,213	36,950	43,272	82,435
	$164,822	$2,965,488	$1,119,749	$4,250,059
_______________________________
(1)The “Ashburn, Virginia Campus” includes both the existing data center Ashburn, VA (DC - 1) as well as new property development associated with the construction of a second data center Ashburn, VA (DC - 2).
(2)The “Atlanta, Georgia Campus” includes both the existing data center Atlanta (DC - 1) as well as the recently developed data center Atlanta, GA (DC - 2).
(3)Includes 7 facilities. All facilities are leased, including one subject to a finance lease.
(4)The “Manassas, Virginia Campus” includes new property development associated with the construction of a wholly owned data center in Manassas, Virginia as well as separate land purchases in Manassas, Virginia.
(5)Represents land purchases. Land acquisition costs, as well as subsequent development costs, are included within construction in progress until development on the land has ended and the asset is ready for its intended use.
(6)Owned facility subject to long-term ground sublease.
(7)Consists of Miami, FL; Lenexa, KS; Overland Park, KS and additional land.

As of December 31, 2020:

Property Location	Land	Buildings, Improvements and Equipment	Construction in Progress	Total Cost
Ashburn, Virginia Campus (1)	$16,476	$371,725	$185,903	$574,104
Atlanta, Georgia Campus (2)	55,157	700,142	191,072	946,371
Chicago, Illinois	9,400	250,336	104,117	363,853
Dulles, Virginia	3,154	54,323	4,148	61,625
Eemshaven, Netherlands	5,366	21,712	47,531	74,609
Fort Worth, Texas	9,079	124,054	1,064	134,197
Groningen, Netherlands	1,896	11,206	3,730	16,832
Hillsboro, Oregon	18,414	34,594	78,390	131,398
Irving, Texas	8,606	392,275	99,591	500,472
Leased Facilities (3)	—	82,759	225	82,984
Manassas, Virginia Campus (4)	—	25	67,073	67,098
Phoenix, Arizona (5)	—	—	37,729	37,729
Piscataway, New Jersey	7,466	122,176	30,401	160,043
Princeton, New Jersey	20,700	35,261	5	55,966
Richmond, Virginia	2,180	233,927	120,577	356,684
Sacramento, California	1,481	66,300	12	67,793
Santa Clara, California (6)	—	117,343	9,385	126,728
Suwanee, Georgia (Atlanta-Suwanee)	3,521	184,467	6,718	194,706
Other (7)	2,213	36,636	41,094	79,943
	$165,109	$2,839,261	$1,028,765	$4,033,135
_______________________________
(1)The “Ashburn, Virginia Campus” includes both the existing data center Ashburn, VA (DC - 1) as well as new property development associated with the construction of a second data center Ashburn, VA (DC - 2).
(2)The “Atlanta, Georgia Campus” includes both the existing data center Atlanta (DC - 1) as well as the recently developed data center Atlanta, GA (DC - 2).
(3)Includes 7 facilities. All facilities are leased, including one subject to a finance lease.
(4)The “Manassas, Virginia Campus” includes new property development associated with the construction of a wholly owned data center in Manassas, Virginia as well as separate land purchases in Manassas, Virginia.
(5)Represents land purchases. Land acquisition costs, as well as subsequent development costs, are included within construction in progress until development on the land has ended and the asset is ready for its intended use.
(6)Owned facility subject to long-term ground sublease.
(7)Consists of Miami, FL; Lenexa, KS; Overland Park, KS and additional land.
4. Leases
Leases as Lessee
We use leasing as a source of financing for certain data center facilities and related equipment. We currently operate one data center facility, along with various equipment and fiber optic transmission cabling, that are subject to finance leases. The remaining terms of our finance leases range from approximately ten years to twenty years. Our finance lease associated with the data center includes multiple extension option periods, some of which were included in the lease term as we are reasonably certain to exercise those extension options. Our other finance leases typically do not have options to extend the initial lease term.

We currently lease six other facilities under operating lease agreements for various data centers, our corporate headquarters and additional office space. Our leases have remaining lease terms ranging from less than three years to six years. We have options to extend the initial lease term on nearly all of these leases. Additionally, we have one ground lease for our Santa Clara property that is an operating lease which is scheduled to expire in 2052.

Components of lease expense were as follows (unaudited and in thousands):

	Three months ended March 31,
	2021	2020
Finance lease cost:
Amortization of assets	$1,013	$1,038
Interest on lease liabilities	469	489
Operating lease expense:
Operating lease cost	2,232	2,263
Variable lease cost	270	264
Sublease income	(49)	(48)
Total lease costs	$3,935	$4,006
Leases as lessor
Our lease revenue contains both minimum lease payments as well as variable lease payments. See Note 2 ‘Summary of Significant Accounting Policies’ for further details of our revenue streams and associated accounting treatment. The components of our lease revenue were as follows (unaudited and in thousands):

	Three months ended March 31,
	2021	2020
Lease revenue:
Minimum lease revenue	$127,706	$107,485
Variable lease revenue (primarily recoveries from customers)	16,602	12,596
Total lease revenue	$144,308	$120,081
5. Investments in Unconsolidated Entity
During the three months ended March 31, 2019, we formed an unconsolidated entity with Alinda Capital Partners (“Alinda”), an infrastructure investment firm. We contributed a hyperscale data center under development in Manassas, Virginia to the entity. The facility, and the previously executed 10-year operating lease agreement with a global cloud-based software company, was contributed to the unconsolidated entity in exchange for cash and noncash consideration in the form of equity interest in the entity that was measured at fair value pursuant to Topic 820. The equity interest received and any amounts due from the unconsolidated entity are recorded within our consolidated balance sheets and totaled $25.9 million and $22.6 million as of March 31, 2021 and December 31, 2020, respectively. We and Alinda each own a 50% interest in the entity. As we are not the primary beneficiary of the arrangement but have the ability to exercise significant influence, we concluded that the investment should be accounted for as an unconsolidated entity using equity method investment accounting. As of March 31, 2021 and December 31, 2020, the total assets of the entity were $145.8 million and $141.5 million, respectively. As of March 31, 2021 and December 31, 2020, the total debt outstanding, net of deferred financing costs, was $92.2 million and $90.1 million, respectively.

6. Debt
Below is a listing of our outstanding debt, including finance leases, as of March 31, 2021 and December 31, 2020 (in thousands):

	Weighted Average Effective Interest Rate at March 31, 2021 (1)	Maturity Date	March 31, 2021	December 31, 2020
	(unaudited)		(unaudited)
Unsecured Credit Facility
Revolving Credit Facility	1.36%	December 17, 2023	$361,877	$392,337
Term Loan A	3.26%	December 17, 2024	225,000	225,000
Term Loan B	3.30%	April 27, 2025	225,000	225,000
Term Loan C	3.46%	October 18, 2026	250,000	250,000
Term Loan D	1.45%	January 15, 2026	250,000	250,000
3.875% Senior Notes	3.88%	October 1, 2028	500,000	500,000
Finance Leases	4.35%	2031 - 2040	42,525	41,718
	2.87%		1,854,402	1,884,055
Less net debt issuance costs			(13,935)	(14,562)
Total outstanding debt, net			$1,840,467	$1,869,493
_________________________
(1)The coupon interest rates associated with Term Loan A, Term Loan B, and Term Loan C incorporate the effects of our interest rate swaps in effect as of March 31, 2021.
The annual remaining principal payment requirements of our debt securities as of March 31, 2021 per the contractual maturities, excluding extension options and excluding operating and finance leases, are as follows (unaudited and in thousands):

2021 (April - December)	$—
2022	—
2023	361,877
2024	225,000
2025	225,000
Thereafter	1,000,000
Total	$1,811,877
As of March 31, 2021, we were in compliance with all of our covenants of our debt agreements.
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

As of March 31, 2021, we had interest rate swap agreements in place with an aggregate notional amount of $700 million. The forward swap agreements effectively fix the interest rate on $700 million of term loan borrowings, $225 million of swaps allocated to Term Loan A, $225 million allocated to Term Loan B and $250 million allocated to Term Loan C, through the current maturity dates of the respective term loans.
We reflect our interest rate swap agreements, which are designated as cash flow hedges, at fair value as either assets or liabilities on the consolidated balance sheets within the “Other assets, net” or “Derivative liabilities” line items, as applicable. As of March 31, 2021 and December 31, 2020, the fair value of interest rate swaps represented an aggregate liability of $32.0 million and $49.8 million, respectively.
The forward interest rate swap agreements are derivatives that currently qualify for hedge accounting whereby we record the effective portion of changes in fair value of the interest rate swaps in accumulated other comprehensive income or loss on the consolidated balance sheets and statements of comprehensive income which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized within net income (loss). The amount reclassified from other comprehensive income to interest expense on the consolidated statements of operations was an increase to interest expense of $3.4 million and $0.8 million for the three months ended March 31, 2021, and 2020, respectively. There was no ineffectiveness recognized for the three months ended March 31, 2021, and 2020. During the subsequent twelve months, beginning April 1, 2021, we estimate that $13.7 million will be reclassified from other comprehensive income as an increase to interest expense.
Interest rate derivatives and their fair values as of March 31, 2021 and December 31, 2020 were as follows (unaudited and in thousands):

Notional Amount		Fixed One Month LIBOR rate per annum			Fair Value
March 31, 2021	December 31, 2020		Effective Date	Expiration Date	March 31, 2021	December 31, 2020
$25,000	$25,000	1.989%	January 2, 2018	December 17, 2021	$(334)	$(447)
100,000	100,000	1.989%	January 2, 2018	December 17, 2021	(1,333)	(1,788)
75,000	75,000	1.989%	January 2, 2018	December 17, 2021	(1,001)	(1,342)
50,000	50,000	2.033%	January 2, 2018	April 27, 2022	(1,017)	(1,248)
100,000	100,000	2.029%	January 2, 2018	April 27, 2022	(2,027)	(2,490)
50,000	50,000	2.033%	January 2, 2018	April 27, 2022	(1,016)	(1,248)
100,000	100,000	2.617%	January 2, 2020	December 17, 2023	(6,144)	(7,191)
100,000	100,000	2.621%	January 2, 2020	April 27, 2024	(6,722)	(8,000)
70,000	70,000	0.968%	March 2, 2020	October 18, 2026	232	(2,174)
30,000	30,000	0.973%	March 2, 2020	October 18, 2026	100	(938)
200,000	200,000	2.636%	December 17, 2021	December 17, 2023	(8,781)	(9,648)
200,000	200,000	2.642%	April 27, 2022	April 27, 2024	(8,162)	(9,500)
125,000	125,000	1.014%	December 17, 2023	December 17, 2024	336	(704)
100,000	100,000	1.035%	December 17, 2023	December 17, 2024	244	(584)
75,000	75,000	1.110%	December 17, 2023	October 18, 2026	1,230	(866)
100,000	100,000	1.088%	April 27, 2024	April 27, 2025	399	(540)
125,000	125,000	1.082%	April 27, 2024	April 27, 2025	513	(666)
75,000	75,000	0.977%	April 27, 2024	October 18, 2026	1,503	(422)
					$(31,980)	$(49,796)
Power Purchase Agreements
In March 2019, we entered into two 10-year agreements to purchase renewable energy equal to the expected electricity needs of our data centers in Chicago, Illinois and Piscataway, New Jersey. These arrangements currently qualify for hedge accounting whereby we record the changes in fair value of the instruments in “Accumulated other comprehensive income” or loss on the consolidated balance sheets and statements of comprehensive income which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amount reclassified from other comprehensive income to utilities expense on the consolidated statements of operations was a reduction to utilities expense of $0.1 million and an increase to utilities expense of $0.4 million for the three months ended March 31, 2021 and 2020, respectively. We currently reflect these agreements, which are designated as cash flow hedges, at fair value as liabilities on the consolidated balance sheets within the “Derivative liabilities” line item.

Power purchase agreement derivatives and their fair values as of March 31, 2021 and December 31, 2020 were as follows (unaudited and in thousands):

				Fair Value
Counterparty	Facility	Effective Date	Expiration Date	March 31, 2021	December 31, 2020
Calpine Energy Solutions, LLC	Piscataway	March 8, 2019	February 28, 2029	$(2,534)	$(2,162)
Calpine Energy Solutions, LLC	Chicago	March 8, 2019	February 28, 2029	(2,237)	(1,764)
				$(4,771)	$(3,926)
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
As of March 31, 2021, the Operating Partnership had four classes of limited partnership units outstanding: Series A Preferred Units, Series B Convertible Preferred Units, Class A units of limited partnership interest (“Class A units”) and Class O LTIP units of limited partnership units (“Class O units”). The Class A units currently outstanding are now redeemable on a one-for-one exchange rate at any time for cash or shares of Class A common stock of QTS. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). Class O units are pari passu with Class A units. Each Class O unit is convertible into Class A units by the Operating Partnership at any time or by the holder at any time based on formulas contained in the partnership agreement.
QTS Realty Trust, Inc.
In connection with its initial public offering on October 13, 2013 ("IPO"), QTS issued Class A common stock and Class B common stock. Class B common stock entitles the holder to 50 votes per share and was issued to enable our Chief Executive Officer to exchange 2% of his Operating Partnership units so he may have a vote proportionate to his economic interest in the Company. Also in connection with its IPO, QTS adopted the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”), pursuant to which the Company may issue shares of Class A common stock pursuant to various types of awards. As of March 31, 2021, 5.9 million shares of Class A common stock were authorized and available for issuance under the 2013 Equity Incentive Plan. On March 4, 2021, the Board of Directors approved an amendment and restatement of the 2013 Equity Incentive Plan, to among other things, increase the number of shares available for issuance under the plan by an additional 2.0 million shares, which amendment is expected to be approved at our 2021 Annual Meeting of Stockholders on May 4, 2021.
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
c.Restricted Stock Awards — the restricted stock awards vest as to 33% of the shares subject to awards on the first anniversary of the date of grant and as to 8.375% of the shares subject to the awards each quarter-end thereafter, subject to the named executive officer’s continued service as an employee as of each vesting date.
The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the three months ended March 31, 2021 (unaudited):

	2010 Equity Incentive Plan			2013 Equity Incentive Plan
	Numbers of Class O units	Weighted average exercise price	Weighted average fair value	Options	Weighted average exercise price	Weighted average fair value	Restricted Stock / Deferred Stock	Weighted average fair value at grant date	TSR Units	Weighted average fair value at grant date	FFO Units	Weighted average fair value at grant date
Outstanding at December 31, 2020	75,435	$25.00	$6.11	1,936,407	$38.55	$7.26	416,496	$52.20	168,552	$66.90	132,267	$51.45
Granted	—	—	—	96,366	59.06	10.53	270,464	59.07	105,402	64.72	105,402	59.06
Exercised/Vested (1)	—	—	—	(51,220)	38.63	7.91	(123,438)	54.57	—	—	—	—
Cancelled/Expired	—	—	—	—	—	—	(3,716)	57.24	—	—	—	—
Outstanding at March 31, 2021	75,435	$25.00	$6.11	1,981,553	$39.55	$7.40	559,806	$54.96	273,954	$66.06	237,669	$54.82
____________________
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
The assumptions and fair values for restricted stock and options to purchase shares of Class A common stock granted for the three months ended March 31, 2021 are included in the following table on a per unit basis (unaudited). Options to purchase shares of Class A common stock were valued using the Black-Scholes model and TSR Units were valued using a Monte-Carlo simulation that leveraged similar assumptions to those used to value the Class A common stock and FFO Units.

	Three Months Ended March 31, 2021
Fair value of FFO units and restricted stock granted	$59.06	-	$61.17
Fair value of TSR units granted			$64.72
Fair value of options granted	$3.79	-	$11.36
Expected term (years)	0.4	-	5.5
Expected volatility	28%	-	31%
Expected dividend yield	3.39%
Expected risk-free interest rates	0.06%	-	0.90%
The following tables summarize information about awards outstanding as of March 31, 2021 (unaudited).

	Operating Partnership Awards Outstanding
	Exercise prices	Awards outstanding	Weight average remaining vesting period (years)
Class O Units	$25.00	75,435	—
Total Operating Partnership awards outstanding		75,435

	QTS Realty Trust, Inc. Awards Outstanding
	Exercise prices			Awards outstanding	Weight average remaining vesting period (years)
Restricted stock	$—			559,806	1.1
TSR units	—			273,954	1.1
FFO units	—			237,669	0.8
Options to purchase Class A common stock	$21.00	-	$59.06	1,981,553	0.9
Total QTS Realty Trust, Inc. awards outstanding				3,052,982
Any awards outstanding as of the end of the period have been valued as of the grant date and generally vest ratably over a defined service period. As of March 31, 2021, all restricted Class A common stock, TSR units, and FFO units outstanding were unvested and approximately 0.1 million options to purchase Class A common stock were outstanding and unvested. As of March 31, 2021, we had $51.4 million of unrecognized equity-based compensation expense which will be recognized over a remaining weighted-average vesting period of approximately 1 year. The total intrinsic value of Class O units and options to purchase Class A common stock outstanding at March 31, 2021 was $47.5 million.
Dividends and Distributions
The following tables present quarterly cash dividends and distributions paid to our common and preferred stockholders for the three months ended March 31, 2021 and 2020 (unaudited):

Three Months Ended March 31, 2021
Record Date	Payment Date	Per Share Rate	Aggregate Dividend/Distribution Amount (in millions)
Common Stock
December 22, 2020	January 7, 2021	$0.47	$33.4
			$33.4

Series A Preferred Stock
December 31, 2020	January 15, 2021	$0.45	$1.9
			$1.9

Series B Preferred Stock
December 31, 2020	January 15, 2021	$1.63	$5.1
			$5.1

Three Months Ended March 31, 2020
Record Date	Payment Date	Per Share Rate	Aggregate Dividend/Distribution Amount (in millions)
Common Stock
December 20, 2019	January 7, 2020	$0.44	$28.6
			$28.6

Series A Preferred Stock
December 31, 2019	January 15, 2020	$0.45	$1.9
			$1.9

Series B Preferred Stock
December 31, 2019	January 15, 2020	$1.63	$5.1
			$5.1

Additionally, subsequent to March 31, 2021, we paid the following dividends:
•On April 6, 2021, we paid our regular quarterly cash dividend of $0.50 per common share to stockholders of record as of the close of business on March 19, 2021.
•On April 15, 2021, we paid a quarterly cash dividend of approximately $0.45 per share on our Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on March 31, 2021.
•On April 15, 2021, we paid a quarterly cash dividend of approximately $1.63 per share on our Series B Preferred Stock to holders of Series B Preferred Stock of record as of the close of business on March 31, 2021.
Equity Issuances
Class A Common Stock

In June 2019, we established an “at-the-market” equity offering program (the “Prior ATM Program”) pursuant to which we could issue, from time to time, up to $400 million of our Class A common stock, $0.01 par value per share (the “Class A common stock”), which could include shares to be sold on a forward basis. During the three months ended March 31, 2021, we settled the remaining shares subject to the forward sale agreements.
Because we had utilized substantially all of the offering capacity of the Prior ATM Program, in May 2020, we established a new “at-the-market” equity offering program (the “Current ATM Program”) pursuant to which we may issue, from time to time, up to $500 million of our Class A common stock, which may include shares to be sold on a forward basis. As under the Prior ATM Program, the use of forward sales under the Current ATM Program generally allows us to lock in a price on the sale of shares of our Class A common stock when sold by the forward sellers, but defer receiving the net proceeds from such sales until the shares of our Class A common stock are issued at settlement on a later date. We expect to physically settle (by delivering shares of common stock) the forward sales under the Current ATM Program prior to the first anniversary date of each respective transaction. We have concluded that the forward sale agreements meet the derivative scope exception for certain contracts involving an entity’s own equity. Our earnings per share dilution resulting from the forward sale agreements, if any, is determined using the two-class method.
In June 2020, we conducted an underwritten offering of 4,400,000 shares of our common stock on a forward basis. During the three months ended March 31, 2021 we settled a portion of the 4,400,000 shares subject to the forward sales agreements. We expect to physically settle the remaining forward sale agreements (by the delivery of shares of common stock) and receive proceeds, subject to certain adjustments, from the sale of those shares of common stock by June 30, 2021, although we have the right to elect settlement prior to that time. We have concluded that the forward sale agreements meet the derivative scope exception for certain contracts involving an entity’s own equity. Our earnings per share dilution resulting from the forward sale agreements, if any, is determined using the two-class method.
The following table represents a summary of our aggregate forward equity activity under the Prior ATM Program, Current ATM Program and our underwritten offerings from December 31, 2020 through March 31, 2021:

Offering Program	Forward Shares Sold/(Settled)		Net Proceeds Available/(Received) (1)
Shares and net proceeds available as of December 31, 2020	9,961		$581,598	(2)
Forward Equity - Sales	1,504		91,620
Forward Equity - Settlements	(3,865)	(3)	(215,964)
Shares and net proceeds available as of March 31, 2021	7,600		$457,254
____________________
(1)Net Proceeds Available remain subject to certain adjustments until settled.
(2)Proceeds available reported in the Form 10-K for the period ended December 31, 2020 were $587.6 million. The $6 million decrease is primarily due to QTS’ declared dividends, which reduces cash expected to be received upon full physical settlement of the forward shares.
(3)Represents the number of forward shares we elected to physically settle during the period.

Preferred Stock
As of March 31, 2021, we had outstanding 4,280,000 shares of 7.125% Series A Cumulative Redeemable Perpetual Preferred Stock ("Series A Preferred Stock") with a liquidation preference of $25.00 per share as well as 3,162,500 shares of 6.50% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) with a liquidation preference of $100.00 per share. Dividends on the Series A Preferred Stock and Series B Preferred Stock are payable quarterly in arrears on or about the 15th day of each January, April, July and October.
The Series A Preferred Stock does not have a stated maturity date. On and after March 15, 2023, the Company may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption. Under certain conditions, upon the occurrence of a change of control, we may redeem the Series A Preferred Stock in whole, at any time, or in part, from time to time within 120 days after the occurrence of such event and the holders will have the right to convert their Series A Preferred Stock to Class A common stock in accordance with the terms of the Series A Preferred Stock.
The Series B Preferred Stock does not have a stated maturity date. The Series B Preferred Stock is convertible by holders into shares of Class A common stock at any time at the then-prevailing conversion rate. The conversion rate as of March 31, 2021 is 2.1436 shares of the Company’s Class A common stock per share of Series B Preferred Stock. The Series B Preferred Stock is not redeemable by the Company. At any time on or after July 20, 2023, the Company may at its option cause all (but not less than all) outstanding shares of the Series B Preferred Stock to be automatically converted into the Company’s Class A common stock at the then-prevailing conversion rate if the closing sale price of the Company’s Class A common stock is equal to or exceeds 150% of the then-prevailing conversion price for at least 20 trading days in a period of 30 consecutive trading days, including the last trading day of such 30-day period, ending on the trading day prior to the issuance of a press release announcing the mandatory conversion.
10. Related Party Transactions
As described further in Note 5 ‘Investments in Unconsolidated Entity’, during the three months ended March 31, 2019, we formed an unconsolidated entity with Alinda, an infrastructure investment firm. We contributed a hyperscale data center under development in Manassas, Virginia to the entity. The facility, and the previously executed operating lease to a global cloud-based software company pursuant to a 10-year lease agreement, was contributed in exchange for cash and noncash consideration in the form of equity interest in the entity that was measured at fair value pursuant to ASC Topic 820. We and Alinda each own a 50% interest in the entity.
Under the unconsolidated entity operating agreement, we serve as the entity’s operating member, subject to authority and oversight of a board appointed by us and Alinda, and separately we serve as manager and developer of the facility in exchange for management and development fees. During the three months ended March 31, 2021 and 2020, we received $0.3 million and $0.5 million in development fees from the unconsolidated entity, respectively, as well as $0.3 million and $0.2 million in management fees from the unconsolidated entity, respectively.
In addition, we periodically execute transactions with entities affiliated with our Chairman and Chief Executive Officer. Such transactions include building operating lease payments and receipts as well as reimbursement for the use of a private aircraft service by our officers and directors.
The transactions which occurred during the three months ended March 31, 2021 and 2020 are outlined below (unaudited and in thousands):

	Three Months Ended March 31,
	2021	2020
Tax, utility, insurance and other reimbursement	$169	$176
Rent expense	260	257
Total	$429	$433

11. Noncontrolling Interest
Concurrently with the completion of the IPO, we consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership as of the date of the IPO.
Commencing at any time beginning November 1, 2014, at the election of the holders of the noncontrolling interest, the currently outstanding Class A units of the Operating Partnership are redeemable for cash or, at the election of the Company, Class A common stock of the Company on a one-for-one basis. As of March 31, 2021, the noncontrolling ownership interest percentage of QualityTech, LP was 8.6%.
12. Earnings per share
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
The computation of basic and diluted net income (loss) per share is as follows (in thousands, except per share data, and unaudited):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$7,918	$8,120
Income attributable to noncontrolling interests	(79)	(110)
Preferred stock dividends	(7,045)	(7,045)
Earnings attributable to participating securities	(5,285)	(1,596)
Net loss available to common stockholders after allocation to participating securities	$(4,491)	$(631)
Denominator:
Weighted average shares outstanding - basic	64,442	58,038
Effect of Class O units, TSR units, FFO units and options to purchase Class A common stock on an "as if" converted basis	—	—
Weighted average shares outstanding - diluted	64,442	58,038

Basic net loss per share *	$(0.07)	$(0.01)

Diluted net loss per share *	$(0.07)	$(0.01)
______________________________
*Note: The calculations of basic and diluted net income (loss) per share above do not include the following number of Class A partnership units, Class O units, TSR units, FFO units and options to purchase common stock on an “as if” converted basis, and the effects of Series B Convertible preferred stock on an “as if” converted basis, as their respective inclusions would have been antidilutive:

	Three Months Ended March 31,
	2021	2020
Class A Partnership units	6,466	6,671
Class O units, TSR units, FFO units and options to purchase common stock on an "as if" converted basis	1,212	655
Series B Convertible preferred stock on an "as if" converted basis	6,779	6,749

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

2021 (April - December)	$349,511
2022	394,619
2023	296,826
2024	240,951
2025	186,194
Thereafter	554,414
Total	$2,022,515
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2021, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2021 or December 31, 2020.
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
Unsecured Credit facility, Term Loan D and 3.875% Senior Notes: As market interest rates have fluctuated compared to contracted interest rates, the fair value of our unsecured credit facility approximated the carrying value of the credit facility less the fair value of the interest rate swap liability. Our Term Loan D did not have interest rates which were materially different than current market conditions and therefore, the fair value approximated the carrying value. The fair value of our 3.875% Senior Notes was estimated using Level 2 “significant other observable inputs,” primarily based on quoted market prices for the same or similar issuances. At March 31, 2021, the fair value of the 3.875% Senior Notes was approximately $500.0 million.
Finance Leases: The fair value of our finance leases was estimated in the same manner as the unsecured credit facility above. Similarly, each of these instruments did not have interest rates which were materially different than current market conditions and therefore, the fair value of each instrument approximated the respective carrying values.
15. Subsequent Events
In April 2021, we paid our regular quarterly cash dividends on our common stock, Series A Preferred Stock and Series B Preferred Stock. See the ‘Dividends and Distributions’ section of Note 9 for additional details.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis covers the financial condition and results of operations of QTS Realty Trust, Inc., for the three months ended March 31, 2021 and 2020. You should read the following discussion and analysis in conjunction with QTS’s accompanying consolidated financial statements and related notes and “Risk Factors” contained elsewhere in this Form 10-Q.
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
•limitations inherent in our current and any future joint venture investments, such as lack of sole-decision making authority and reliance on our partners’ financial condition

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Any forward-looking statement speaks only as of the date on which it was made. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and Item 1A. “Risk Factors” of this Form 10-Q, as well as other periodic reports that we file with the Securities and Exchange Commission, many of which should be interpreted as being heightened as a result of the ongoing COVID-19 pandemic and the actions taken to contain the pandemic or mitigate its impact.

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
As of March 31, 2021, we operated a portfolio of 28 data center properties located throughout the United States, Canada and Europe. Within the United States, our data centers are concentrated in the markets which we believe offer the highest growth opportunities. Our data centers are highly specialized, mission-critical facilities utilized by our customers to store, power and cool the server, storage, and networking equipment that support their most critical business systems and processes. We believe that our data centers are best-in-class and engineered to adhere to the highest specifications commercially available to customers, providing fully redundant, high-density power and cooling sufficient to meet the needs of the largest companies and organizations in the world. We have demonstrated a strong operating track record of “five-nines” (99.999%) reliability since QTS’ inception.
Novel Coronavirus (COVID-19)
We continue to actively monitor developments with respect to COVID-19 and have taken numerous actions based on corporate policies specifically focusing on the safety and wellness of our customers, partners, and employees, as well as providing continuous and resilient services. Although the COVID-19 pandemic has caused significant disruptions to the United States and global economy and has contributed to significant volatility in financial markets, as of the date of this report, these developments have not had a known material adverse effect on our business. As of the date of this report, each of our data centers in North America and Europe are fully operational and operating in accordance with our business continuity plans. Across each of the respective jurisdictions in which we operate, our business has been deemed an essential operation, which has allowed us to remain fully staffed with critical personnel in place to continue to provide service and support for our customers.
The extent to which COVID-19 may impact our and our customers’ operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity, variants or mutations of COVID-19, vaccine efficacy and rollout and other actions taken to contain COVID-19 or treat its impact, among others. The COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial performance, and results of operations and may exacerbate many of the risks identified under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
We have customers that range from large enterprise and technology companies with significant IT expertise and data center requirements, including financial institutions, “Big Four” accounting firms, government agencies and the world’s largest global Internet and cloud companies, to major healthcare, telecommunications and software and web-based companies.

As a result of our diverse customer base, customer concentration in our portfolio is limited. As of March 31, 2021, only six of our more than 1,200 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 14.0% of our MRR and the next largest customer accounting for 5.4% of our MRR.
Our Portfolio
As of March 31, 2021, our portfolio consisted of 28 owned and leased properties, including a property owned by an unconsolidated entity, with data centers located throughout the United States, Canada and Europe. The following table presents an overview of our portfolio of operating properties, based on information as of March 31, 2021:

			Net Rentable Square Feet (Operating NRSF) (1)
Properties	Year Acquired (2)	Gross Square Feet (3)	Raised Floor (4)	Office & Other (5)	Supporting Infrastructure (6)	Total	% Occupied (7)	Annualized Rent (8)	Available Utility Power (MW) (9)	Basis of Design ("BOD") NRSF (10)	Current Raised Floor as a % of BOD
Richmond, VA	2010	1,318,353	140,398	51,093	153,450	344,941	79.6%	$31,792,898	110	557,309	25.2%
Atlanta, GA (DC - 1)	2006	968,695	527,186	36,953	364,815	928,954	98.2%	122,570,381	72	527,186	100.0%
Irving, TX	2013	698,000	224,605	15,300	252,733	492,638	94.7%	56,031,686	140	275,701	81.5%
Princeton, NJ	2014	553,930	58,157	2,229	111,405	171,791	100.0%	10,558,271	22	158,157	36.8%
Atlanta, GA (DC - 2)	2020	495,000	81,268	9,250	74,508	165,026	94.7%	20,202,698	100	240,000	33.9%
Chicago, IL	2014	474,979	98,500	4,931	98,022	201,453	93.1%	26,130,724	56	215,855	45.6%
Ashburn, VA (DC - 1) (11)	2018	445,000	163,125	13,199	169,319	345,643	99.6%	21,005,283	50	178,000	91.6%
Suwanee, GA	2005	369,822	212,975	8,697	107,128	328,800	87.5%	59,486,041	36	212,975	100.0%
Piscataway, NJ	2016	360,000	118,263	19,243	116,289	253,795	92.1%	24,807,716	111	176,000	67.2%
Netherlands facilities (12)	2019	312,114	38,632	—	47,367	85,999	78.5%	5,847,527	92	158,000	24.5%
Fort Worth, TX	2016	261,836	71,147	17,232	125,794	214,173	67.0%	7,941,415	50	80,000	88.9%
Hillsboro, OR	2020	158,000	23,563	1,000	20,240	44,803	81.3%	2,242,164	30	85,000	27.7%
Santa Clara, CA (13)	2007	135,322	59,905	1,238	45,094	106,237	88.5%	23,334,870	11	80,940	74.0%
Sacramento, CA	2012	92,644	54,595	2,794	23,916	81,305	46.1%	11,197,637	8	54,595	100.0%
Dulles, VA (14)	2017	66,751	26,625	—	22,206	48,831	86.7%	16,964,565	13	44,545	59.8%
Leased facilities (15)	2006 & 2015	187,706	59,065	18,650	41,901	119,616	85.6%	22,506,983	10	79,717	74.1%
Other (16)	Misc.	147,435	22,380	98,674	30,074	151,128	74.3%	9,420,734	5	22,380	100.0%
		7,045,587	1,980,389	300,483	1,804,259	4,085,131	91.4%	$472,041,593	916	3,146,360	62.9%

New Property Development
Ashburn, VA (DC - 2) (17)	2021	310,000	—	—	—	—	—%	—	—	169,664	—%
Manassas, VA (DC - 2) (18)	2021	340,000	—	—	—	—	—%	—	—	160,000	—%

Unconsolidated Properties - at the Entity's 100% Share (19)
Manassas, VA (DC - 1)	2018	118,031	33,600	12,663	39,044	85,307	1.0%	11,336,918	135	66,324	0.5%

Total Properties		7,813,618	2,013,989	313,146	1,843,303	4,170,438	91.5%	$483,378,511	1,051	3,542,348	56.9%
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
(8)We define annualized rent as MRR multiplied by 12. We calculate MRR as monthly contractual revenue under executed contracts as of a particular date, which includes revenue from our rental and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR does not include the impact from backlog contracts (as defined below) as of a particular date, unless otherwise specifically noted, nor does it reflect the accounting associated with any free rent, rent abatements or future scheduled rent increases.
(9)Represents installed utility power and transformation capacity that is available for use by the facility as of March 31, 2021.
(10)Represents the total sellable data center raised floor potential of the existing data center facility.
(11)This property was formerly known as “Ashburn, VA” but has been renamed “Ashburn, VA (DC - 1)” to distinguish between the existing data center and the new property development shown as “Ashburn, VA (DC - 2)” within the New Property Development section.

(12)Consists of two data centers located in Eemshaven, Netherlands and Groningen, Netherlands.
(13)Subject to long-term ground lease.
(14)Consists of one data center in Dulles, Virginia. The Dulles campus previously consisted of two data center buildings, however as of December 31, 2020, the Company relocated customers from the smaller and older facility to the new facility in order to optimize its operating cost structure.
(15)Includes 7 facilities. All facilities are leased, including one subject to a finance lease.
(16)Consists of Miami, FL; Lenexa, KS; and Overland Park, KS facilities.
(17)Represents the development of a new data center building at our Ashburn, VA campus.
(18)Represents the development of a new data center building at our Manassas, VA campus. The Manassas, VA (DC - 2) data center is 100% owned and consolidated by QTS and is separate from the Manassas, VA (DC - 1) data center that is owned by the unconsolidated entity.
(19)Represents our unconsolidated entity at 100% share. Our equity ownership of the unconsolidated entity is 50%.
As of March 31, 2021, we had approximately 1.5 million square feet of additional raised floor in our development pipeline, of which approximately 0.3 million raised floor square feet is expected to become operational by December 31, 2021. Of the total 1.5 million raised floor square feet in our development pipeline, approximately 0.2 million square feet was related to customer leases which had been executed as of March 31, 2021 but not yet commenced.
Factors That May Influence Future Results of Operations and Cash Flows
Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of March 31, 2021, we had in place customer leases generating revenue for approximately 92% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental and managed services rates at our properties. In addition, we also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.
Leasing Arrangements. As of March 31, 2021, approximately 52% of our MRR was attributable to the metered power model. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of March 31, 2021, the remaining approximately 48% of our MRR was attributable to the gross lease or managed service model. Under this model, the customer pays us a fixed amount on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers incur more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease or managed service model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. Our gross leases and managed services contracts generally have a term of three years or less.
Scheduled Lease Expirations. Our ability to minimize rental churn (which we define as MRR lost in the period from a customer intending to fully exit our platform in the near-term compared to the total MRR at the beginning of the period) and customer downgrades at renewal, combined with our ability to renew, lease and re-lease expiring space, will impact our results of operations and cash flows. Leases which have commenced billing representing approximately 18% and 25% of our total leased raised floor are scheduled to expire during the years ending December 31, 2021 (including all month-to-month leases) and 2022, respectively. These leases also represented approximately 25% and 28%, respectively, of our annualized rent as of March 31, 2021. Given that our average rent for larger contracts tend to be at or below market rent at expiration, as a general matter, based on current market conditions, we expect that expiring rents will generally be at or below the then-current market rents.
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
General Leasing Activity
Information is provided in the tables below for both our leasing activity as well as backlog balances.
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
The following leasing and backlog statistics include results of the consolidated business as well as QTS’ 50% share of revenue from the unconsolidated entity, if any.

	Period	Number of Leases	Annualized rent per leased sq ft (1)	Incremental Annualized Rent (1), Net of Downgrades
New/modified leases signed	Three Months Ended March 31, 2021	519	$345	$20,605,393

	Period	Number of Renewed Leases	Annualized rent (1) per leased sq ft	Annualized Rent (2)	Rent Change
Renewed Leases (2)	Three Months Ended March 31, 2021	128	$508	$22,992,912	2.2%
_______________________
(1)We define annualized rent as MRR as of March 31, 2021, multiplied by 12.
(2)We define renewals as leases where the customer retains the same amount of space before and after renewals, which facilitates rate comparability.

The following tables outline the Company’s backlog (which represents MRR, excluding cost recoveries, for customer leases that have been signed but have not yet commenced as of period end) as of March 31, 2021, both on a GAAP rent and cash rent basis:

Backlog - GAAP rent (1)	2021	2022	Thereafter	Total
MRR	$2,986,284	$1,687,421	$2,063,390	$6,737,095
Incremental revenue (2)	16,461,435	15,071,785	24,760,680
Annualized revenue (3)	$35,835,408	$20,249,052	$24,760,680	$80,845,140

Backlog - Cash rent (1)	2021	2022	Thereafter	Total
MRR	$6,081,608	$2,534,379	$4,077,889	$12,693,876
Incremental revenue (2)	29,286,486	19,719,547	48,934,668
Annualized revenue (3)	$72,979,296	$30,412,548	$48,934,668	$152,326,512
______________________
(1)Includes our consolidated backlog balance in addition to backlog associated with the unconsolidated entity at QTS’ pro rata share of the backlog revenue. Of the $80.8 million backlog of annualized GAAP rent, approximately $1.7 million related to QTS’ pro rata share of backlog revenue associated with the unconsolidated entity. Of the $152.3 million backlog of annualized cash rent, approximately $2.1 million related to QTS’ pro rata share of backlog revenue associated with the unconsolidated entity.
(2)Incremental revenue represents the expected amount of recognized MRR for the business in the period based on when the backlog leases commence throughout the period.
(3)Annualized revenue represents the backlog MRR multiplied by 12, demonstrating how much recognized MRR would have been recognized if the backlog leases commencing in the period were in place for an entire year.
We estimate the remaining cost to provide the space, power, connectivity and other services to the customer contracts which had not billed as of March 31, 2021 to be approximately $460 million. This estimate generally includes customers with newly contracted space of more than 3,300 square feet of raised floor space. The space, power, connectivity and other services provided to customers that contract for smaller amounts of space is generally provided by utilizing existing space which was previously developed.

Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Changes in revenues and expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 are summarized below (unaudited and in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenues:
Rental	$144,308	$120,081	$24,227	20%
Other	4,424	6,211	(1,787)	(29)%
Total revenues	148,732	126,292	22,440	18%
Operating expenses:
Property operating costs	46,284	40,781	5,503	13%
Real estate taxes and insurance	5,022	3,911	1,111	28%
Depreciation and amortization	55,506	45,070	10,436	23%
General and administrative	23,641	20,683	2,958	14%
Transaction, integration, and impairment costs	1,516	216	1,300	602%
Total operating expenses	131,969	110,661	21,308	19%
Operating income	16,763	15,631	1,132	7%
Other income and expense:
Interest expense	(8,148)	(7,162)	986	14%
Other income	—	159	(159)	(100)%
Equity in net loss of unconsolidated entity	(559)	(677)	(118)	(17)%
Income before taxes	8,056	7,951	105	1%
Tax benefit (expense)	(138)	169	307	(182)%
Net income	$7,918	$8,120	$(202)	(2)%
Revenues. Total revenues for the three months ended March 31, 2021 were $148.7 million compared to $126.3 million for the three months ended March 31, 2020. The increase of $22.4 million, or 18%, was largely attributable to growth in our hyperscale and hybrid colocation offerings primarily through increases in revenues at our Ashburn (DC - 1), Irving and Atlanta (DC - 1) facilities, as well as the opening of our Atlanta (DC - 2) facility.
Property Operating Costs. Property operating costs for the three months ended March 31, 2021 were $46.3 million compared to property operating costs of $40.8 million for the three months ended March 31, 2020, an increase of $5.5 million, or 13%.
The breakdown of our property operating costs is summarized in the table below (unaudited and in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Property operating costs:
Direct payroll	$6,991	$6,528	$463	7%
Rent	2,399	2,748	(349)	(13)%
Repairs and maintenance	4,412	3,339	1,073	32%
Utilities	20,980	14,988	5,992	40%
Management fee allocation	5,477	4,676	801	17%
Other	6,025	8,502	(2,476)	(29)%
Total property operating costs	$46,284	$40,781	$5,503	13%

The increase in total property operating costs was primarily due to increased utilities expense, repairs and maintenance expense, management fee allocation and direct payroll costs resulting from ongoing company growth. The increase in utility costs was primarily driven by increased power usage primarily at the Atlanta (DC - 1), Piscataway and Chicago facilities, as well as the opening of our Atlanta (DC - 2) facility. Offsetting these increases was a reduction in general bad debt reserves attributable to a higher level of bad debt expense in the prior year associated with the risk of a loss across our portfolio of lease receivables primarily related to customers that experienced business disruptions due to COVID-19 in the first quarter of 2020, which is included in the “Other” line item of the property operating costs table, as well as a reduction in rent expense primarily related to the exit of portions of leased facilities as customers churned, downgraded or migrated to our owned facilities.
Real Estate Taxes and Insurance. Real estate taxes and insurance for the three months ended March 31, 2021 were $5.0 million compared to $3.9 million for the three months ended March 31, 2020. The increase of $1.1 million, or 28%, was primarily attributable to an increase in real estate taxes associated with increased assessed property values at our Irving, Ashburn (DC - 1) and Atlanta (DC - 1) facilities.
Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2021 was $55.5 million compared to $45.1 million for the three months ended March 31, 2020. The increase of $10.4 million, or 23%, was primarily due to additional depreciation expense relating to an increase in assets placed in service at our Ashburn (DC - 1), Chicago, and Atlanta (DC - 1), as well as the opening of our Atlanta (DC - 2) facility.
General and Administrative Expenses. General and administrative expenses were $23.6 million for the three months ended March 31, 2021 compared to general and administrative expenses of $20.7 million for the three months ended March 31, 2020, an increase of $3.0 million, or 14%. The increase was primarily attributable to an increase in total compensation expense, the majority of which related to increased equity-based compensation expense associated with the growth of the Company and anticipated achievement of certain performance metrics, partially offset by a reduction in employee travel-related expenses primarily associated with reduced travel as a result of the COVID-19 pandemic.
Transaction, Integration and Impairment Costs. Transaction and integration costs were $1.5 million for the three months ended March 31, 2021, compared to $0.2 million for the three months ended March 31, 2020. The increase of $1.3 million was attributable to an increase in costs associated with the assessment of actual and potential acquisitions and other similar costs during the three months ended March 31, 2021.
Interest Expense. Interest expense for the three months ended March 31, 2021 was $8.1 million compared to $7.2 million for the three months ended March 31, 2020. The increase in interest expense was primarily attributable to an increase in our average total debt balance from the prior period as well as a lower level of capitalized interest during the current period, which was driven by a reduction in interest rates.
Other Income. Other income represents the impact of foreign currency exchange rate fluctuations on the value of our net investments in foreign subsidiaries whose functional currencies are other than the U.S. Dollar. We recognized no foreign currency gain (loss) related to our investment in the Netherlands facilities during the three months ended March 31, 2021. Prior to February 2020, gains or losses from foreign currency transactions related to our investment in the Netherlands facilities were included in determining net income (loss). In February 2020, we entered into a net investment hedge which resulted in gains or losses subsequently being recognized in Other Comprehensive Income (Loss).
Equity in net loss of unconsolidated entity. This represents equity in earnings (loss) of our unconsolidated entity formed during the first quarter of 2019 that owns our Manassas (DC - 1) data center. Equity in net loss was $0.6 million for the three months ended March 31, 2021, which remained consistent with a net loss of $0.7 million for the three months ended March 31, 2020.
Tax Benefit (Expense). Tax expense for the three months ended March 31, 2021 was $0.1 million which remained consistent when compared to $0.2 million of tax benefit for the three months ended March 31, 2020.

Non-GAAP Financial Measures
We consider the following non-GAAP financial measures to be useful to investors as key supplemental measures of our performance: (1) FFO; (2) Operating FFO; (3) Adjusted Operating FFO; (4) MRR and Recognized MRR; (5) NOI; (6) EBITDAre; and (7) Adjusted EBITDA. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss and cash flows from operating activities as a measure of our operating performance. FFO, Operating FFO, Adjusted Operating FFO, MRR, NOI, EBITDAre and Adjusted EBITDA, as calculated by us, may not be comparable to similarly titled measures as reported by other companies that do not use the same definition or implementation guidelines or interpret the standards differently from us.
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
Adjusted Operating Funds From Operations (“Adjusted Operating FFO”) is a non-GAAP measure that is used as a supplemental operating measure and to provide additional information to users of the financial statements. We calculate Adjusted Operating FFO by adding or subtracting from Operating FFO items such as: maintenance capital investment, paid leasing commissions, amortization of deferred financing costs, non-real estate depreciation and amortization, straight-line rent adjustments, income taxes, equity-based compensation and similar adjustments for unconsolidated entities.

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
A reconciliation of net income to FFO, Operating FFO and Adjusted Operating FFO is presented below (unaudited and in thousands):

	Three Months Ended
	March 31,
	2021	2020
FFO
Net income	$7,918	$8,120
Equity in net loss of unconsolidated entity	559	677
Real estate depreciation and amortization	52,629	41,700
Pro rata share of FFO from unconsolidated entity	457	278
FFO (1)	61,563	50,775
Preferred stock dividends	(7,045)	(7,045)
FFO available to common stockholders & OP unit holders	54,518	43,730

Transaction and integration costs	1,516	216
Operating FFO available to common stockholders & OP unit holders (2)	56,034	43,946

Maintenance capital expenditures	(1,704)	(1,662)
Leasing commissions paid	(9,460)	(8,998)
Amortization of deferred financing costs	1,130	987
Non real estate depreciation and amortization	2,876	3,370
Straight-line rent revenue and expense and other	(7,609)	(3,755)
Tax expense (benefit) from operating results	138	(169)
Equity-based compensation expense	6,856	4,875
Adjustments for unconsolidated entity	46	66
Adjusted Operating FFO available to common stockholders & OP unit holders (2)	$48,307	$38,660
_______________________
(1)No gains, losses or impairment write-downs associated with assets incidental to our primary business were incurred during the three months ended March 31, 2021 and March 31, 2020.
(2)Our calculations of Operating FFO and Adjusted Operating FFO may not be comparable to Operating FFO and Adjusted Operating FFO as calculated by other REITs that do not use the same definition.
Monthly Recurring Revenue (MRR) and Recognized MRR

We calculate MRR as monthly contractual revenue under signed leases as of a particular date, which includes revenue from our rental and managed services activities, but excludes customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR is also calculated to include our pro rata share of monthly contractual revenue under signed leases as of a particular date associated with unconsolidated entities, which includes revenue from the unconsolidated entity’s rental and managed services activities, but excludes the unconsolidated entity’s customer recoveries, deferred set-up fees, variable related revenues, non-cash revenues and other one-time revenues. MRR reflects the annualized cash rental payments. It does not include the impact from backlog leases as of a particular date, unless otherwise specifically noted.
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
A reconciliation of total GAAP revenues to recognized MRR in the period and MRR at period end is presented below (unaudited and in thousands):

	Three Months Ended
	March 31,
	2021	2020
Recognized MRR in the period
Total period revenues (GAAP basis)	$148,732	$126,292
Less: Total period variable lease revenue from recoveries	(16,128)	(12,275)
Total period deferred setup fees	(6,436)	(3,924)
Total period straight-line rent and other	(11,623)	(8,032)
Recognized MRR in the period	$114,545	$102,061

MRR at period end
Total period revenues (GAAP basis)	$148,732	$126,292
Less: Total revenues excluding last month	(99,683)	(82,446)
Total revenues for last month of period	49,049	43,846
Less: Last month variable lease revenue from recoveries	(5,163)	(4,156)
Last month deferred setup fees	(2,179)	(1,410)
Last month straight-line rent and other	(2,370)	(3,669)
Add: Pro rata share of MRR at period end of unconsolidated entity	472	352
MRR at period end (1)	$39,809	$34,963
_______________________
(1)Does not include our backlog of cash rent balance, which was $6.7 million and $8.4 million as of March 31, 2021 and 2020, respectively.
Net Operating Income (NOI)

We calculate net operating income (“NOI”) as net income (loss) (computed in accordance with GAAP), excluding: interest expense, interest income, tax expense (benefit), depreciation and amortization, write off of unamortized deferred financing costs, other (income) expense, debt restructuring costs, transaction, integration and impairment costs, gain (loss) on sale of real estate, restructuring costs, general and administrative expenses and similar adjustments for unconsolidated entities. We allocate a management fee charge of 4% of cash revenues for all facilities as a property operating cost and a corresponding reduction to general and administrative expense to cover the day-to-day administrative costs to operate our data centers. The management fee charge is reflected as a reduction to net operating income.
Management uses NOI as a supplemental performance measure because it provides a useful measure of the operating results from our customer leases. In addition, we believe it is useful to investors in evaluating and comparing the operating performance of our properties and to compute the fair value of our properties. Our NOI may not be comparable to other REITs' NOI as other REITs may not calculate NOI in the same manner. NOI should be considered only as a supplement to net income (loss) as a measure of our performance and should not be used as a measure of our results of operations or liquidity or as an indication of funds available to meet our cash needs, including our ability to make distributions to our stockholders. NOI is a measure of the operating performance of our properties and not of our performance as a whole. NOI is therefore not a substitute for net income (loss) as computed in accordance with GAAP.
A reconciliation of net income to NOI is presented below (unaudited and in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net Operating Income (NOI)
Net income	$7,918	$8,120
Equity in net loss of unconsolidated entity	559	677
Interest expense	8,148	7,162
Depreciation and amortization	55,506	45,070
Other (income) expense	—	(159)
Tax expense (benefit)	138	(169)
Transaction and integration costs	1,516	216
General and administrative expenses	23,641	20,683
NOI from consolidated operations (1)	$97,426	$81,600
Pro rata share of NOI from unconsolidated entity	1,133	844
Total NOI (1)	$98,559	$82,444
_______________________
(1)Includes facility level general and administrative allocation charges of 4% of cash revenue for all facilities. These allocated charges aggregated to $5.5 million and $4.7 million for the three month periods ended March 31, 2021 and 2020, respectively.
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
A reconciliation of net income to EBITDAre and Adjusted EBITDA is presented below (unaudited and in thousands):

	Three Months Ended
	March 31,
	2021	2020
EBITDAre and Adjusted EBITDA
Net income	$7,918	$8,120
Equity in net loss of unconsolidated entity	559	677
Interest expense	8,148	7,162
Tax expense (benefit)	138	(169)
Depreciation and amortization	55,506	45,070
Pro rata share of EBITDAre from unconsolidated entity	1,106	819
EBITDAre (1)	73,375	61,679

Equity-based compensation expense	6,856	4,875
Transaction, integration and implementation costs	1,516	216
Adjusted EBITDA	$81,747	$66,770
_______________________
(1)No gains, losses or impairment write-downs associated with assets incidental to our primary business were incurred during the three months ended March 31, 2021 and March 31, 2020.

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

In addition to the $214.3 million of capital expenditures incurred in the three months ended March 31, 2021, we expect that we will incur approximately $660 million to $760 million in additional capital expenditures through December 31, 2021 in connection with the development of our data center facilities, which excludes acquisitions and excludes our 50% proportionate share of capital expenditures at the Manassas facility that was contributed to an unconsolidated entity. We expect to spend approximately $550 million to $650 million of capital expenditures with vendors on development, and the remainder on other capital expenditures and capitalized internal project costs (including capitalized interest, commissions, payroll and other similar costs), personal property and other less material capital projects. A significant portion of these expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of expenditures may vary.
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
Our cash paid for capital expenditures for the three months ended March 31, 2021 and 2020 are summarized in the table below (unaudited and in thousands):

	Three Months Ended March 31,
	2021	2020
Development	$183,836	$143,153
Acquisitions	401	1,797
Maintenance capital expenditures	1,704	1,662
Other capital expenditures (1)	28,739	26,403
Total capital expenditures	$214,680	$173,015
_______________________
(1)Represents capital expenditures for capitalized interest, commissions, personal property, overhead costs and corporate fixed assets. Corporate fixed assets primarily relate to construction of corporate offices, leasehold improvements and product related assets.
Long-Term Liquidity
Our long-term liquidity needs primarily consist of funds for property acquisitions, scheduled debt maturities and interest payments, funding payments for finance leases, recurring and non-recurring capital expenditures, and dividend payments on our common stock, Series A Preferred Stock and Series B Preferred Stock. We may also pursue new developments and additional redevelopment of our data centers and future redevelopment of other space in our portfolio. We may also pursue development on land we own that is available at multiple data center properties in our portfolio. The development and/or redevelopment of this space, including timing, is at our discretion and will depend on a number of factors, including availability of capital and our estimate of the demand for data center space in the applicable market. We expect to meet our long-term liquidity needs with net cash provided by operations, incurrence of additional long-term indebtedness, borrowings under our revolving credit facility, distributions from our unconsolidated entity, settlement of forward equity shares and issuance of additional equity (including forward equity transactions) or debt securities, subject to prevailing market conditions, as discussed below. We may also sell an interest in certain projects into unconsolidated entities as another source of capital.
Equity
In June 2019, we established an “at-the-market” equity offering program (the “Prior ATM Program”) pursuant to which we could issue, from time to time, up to $400 million of our Class A common stock, $0.01 par value per share (the “Class A common stock”), which could include shares to be sold on a forward basis. During the three months ended March 31, 2021, we settled the remaining shares subject to the forward sale agreements.

Because we had utilized substantially all of the offering capacity of the Prior ATM Program, in May 2020, we established a new “at-the-market” equity offering program (the “Current ATM Program”) pursuant to which we may issue, from time to time, up to $500 million of our Class A common stock, which may include shares to be sold on a forward basis. As under the Prior ATM Program, the use of forward sales under the Current ATM Program generally allows us to lock in a price on the sale of shares of our Class A common stock when sold by the forward sellers, but defer receiving the net proceeds from such sales until the shares of our Class A common stock are issued at settlement on a later date. We expect to physically settle (by delivering shares of common stock) the forward sales under the Current ATM Program prior to the first anniversary date of each respective transaction. As of May 3, 2021, we had approximately $277 million of capacity remaining in our Current ATM Program.
In June 2020, we conducted an underwritten offering of 4,400,000 shares of our common stock on a forward basis. During the three months ended March 31, 2021 we settled a portion of the 4,400,000 shares subject to the forward sales agreements. We expect to physically settle the remaining forward sale agreements (by the delivery of shares of common stock) and receive proceeds, subject to certain adjustments, from the sale of those shares of common stock by June 30, 2021, although we have the right to elect settlement prior to that time.
The following table represents a summary of our aggregate forward equity activity under the Prior ATM Program, Current ATM Program and our underwritten offerings during the three months ended March 31, 2021, as well as through May 3, 2021 (unaudited and in thousands):

Offering Program	Forward Shares Sold/(Settled)		Net Proceeds Available/(Received) (1)
Shares and net proceeds available as of December 31, 2020	9,961		$581,598	(2)
Forward Equity - Sales	1,504		91,620
Forward Equity - Settlements	(3,865)	(3)	(215,964)
Shares and net proceeds available as of March 31, 2021	7,600		457,254
Forward Equity - Sales	573		35,727
Shares and net proceeds available as of May 3, 2021	8,173		$492,981
_______________________
(1)Net Proceeds Available remain subject to certain adjustments until settled.
(2)Proceeds available reported in the Form 10-K for the period ended December 31, 2020 were $587.6 million. The $6 million decrease is due primarily to QTS’ declared dividends, which reduces cash expected to be received upon full physical settlement of the forward shares.
(3)Represents the number of forward shares we elected to physically settle during the period.
As shown in the table above, as of May 3, 2021, we had access to approximately $493.0 million of net proceeds through forward stock sales (subject to a decrease in the forward sale price as described in the forward sale agreements). We view forward equity sales as an important capital raising tool that we expect to continue to strategically and selectively use, subject to market conditions and overall availability under the Current ATM Program.
Manassas Unconsolidated Entity
On February 22, 2019, we entered into an agreement with Alinda, an infrastructure investment firm, with respect to our Manassas (DC - 1) data center, as described above under “Factors That May Influence Future Results of Operations and Cash Flows.” Under the agreement, we will receive additional proceeds in the future as and when we complete development of each phase of the Manassas data center and place it into service, which allows us to receive proceeds for Alinda’s share of the unconsolidated entity based on the expected full stabilization of the asset. These proceeds will be based on a 6.75% capitalization rate for each phase delivered during the first three years of the agreement.
Cash
As of March 31, 2021, our cash and cash equivalents balance was $14.7 million.

Dividends and Distributions
The following tables present quarterly cash dividends and distributions paid to our common and preferred stockholders for the three months ended March 31, 2021 and 2020:

Three Months Ended March 31, 2021
Record Date	Payment Date	Per Share Rate	Aggregate Dividend/Distribution Amount (in millions)
Common Stock
December 22, 2020	January 7, 2021	$0.47	33.4
			$33.4

Series A Preferred Stock
December 31, 2020	January 15, 2021	$0.45	1.9
			$1.9

Series B Preferred Stock
December 31, 2020	January 15, 2021	$1.63	5.1
			$5.1

Three Months Ended March 31, 2020
Record Date	Payment Date	Per Share Rate	Aggregate Dividend/Distribution Amount (in millions)
Common Stock
December 20, 2019	January 7, 2020	$0.44	28.6
			$28.6

Series A Preferred Stock
December 31, 2019	January 15, 2020	$0.45	1.9
			$1.9

Series B Preferred Stock
December 31, 2019	January 15, 2020	$1.63	5.1
			$5.1
Additionally, subsequent to March 31, 2021, we paid the following dividends:
•On April 6, 2021, we paid our regular quarterly cash dividend of $0.50 per common share to stockholders of record as of the close of business on March 19, 2021.
•On April 15, 2021, we paid a quarterly cash dividend of approximately $0.45 per share on our Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on March 31, 2021.
•On April 15, 2021, we paid a quarterly cash dividend of approximately $1.63 per share on our Series B Preferred Stock to holders of Series B Preferred Stock of record as of the close of business on March 31, 2021.
Indebtedness
Below is a listing of our outstanding debt, including finance leases, as of March 31, 2021 and December 31, 2020 (in thousands):

	Weighted Average Effective Interest Rate at March 31, 2021 (1)	Maturity Date	March 31, 2021	December 31, 2020
	(unaudited)		(unaudited)
Unsecured Credit Facility
Revolving Credit Facility	1.36%	December 17, 2023	$361,877	$392,337
Term Loan A	3.26%	December 17, 2024	225,000	225,000
Term Loan B	3.30%	April 27, 2025	225,000	225,000
Term Loan C	3.46%	October 18, 2026	250,000	250,000
Term Loan D	1.45%	January 15, 2026	250,000	250,000
3.875% Senior Notes	3.88%	October 1, 2028	500,000	500,000
Finance Leases	4.35%	2031 - 2040	42,525	41,718
	2.87%		1,854,402	1,884,055
Less net debt issuance costs			(13,935)	(14,562)
Total outstanding debt, net			$1,840,467	$1,869,493
_________________________
(1)The coupon interest rates associated with Term Loan A, Term Loan B, and Term Loan C incorporate the effects of our interest rate swaps in effect as of March 31, 2021.
As of March 31, 2021, we had availability under our $1.0 billion revolving credit facility of $638.1 million, excluding $500.0 million of availability through the unsecured credit facility's accordion feature.
As of March 31, 2021, we were in compliance with all of our covenants of our debt agreements.
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
Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2021 including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (unaudited and in thousands):

Obligations (1)	2021	2022	2023	2024	2025	Thereafter	Total
Operating Leases	$7,393	$10,266	$10,393	$8,317	$8,036	$40,872	$85,277
Finance Leases	2,074	2,987	3,260	3,550	3,856	26,798	42,525
Future Principal Payments of Indebtedness (2)	—	—	361,877	225,000	225,000	1,000,000	1,811,877
Total (3)	$9,467	$13,253	$375,530	$236,867	$236,892	$1,067,670	$1,939,679
_______________________
(1)Contractual obligations do not include our energy power purchase agreements as QTS has the ability to sell unused capacity back to the utility provider.
(2)Does not include the related debt issuance costs on the 3.875% Senior Notes nor the related debt issuance costs on the term loans reflected at March 31, 2021. Also does not include letters of credit outstanding aggregating to $3.5 million as of March 31, 2021 under our unsecured credit facility.
(3)Total obligations amount does not include contractual interest that we are required to pay on our long-term debt obligations.

Off-Balance Sheet Arrangements

On February 22, 2019, we entered into an agreement with Alinda, an infrastructure investment firm, with respect to our Manassas (DC - 1) data center, as described above under “Factors That May Influence Future Results of Operations and Cash Flows.” As of March 31, 2021, our pro rata share of mortgage debt of the unconsolidated entity, excluding deferred financing costs, was approximately $46.7 million, all of which is subject to forward interest rate swap agreements. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for information on the Company’s interest rate swaps.
The Company has various forward equity contracts, described above, that provide for the ability to raise capital and issue common stock at varying prices and future dates. As of March 31, 2021, the Company had access to approximately $457.3 million of net proceeds through forward stock sales (subject to further adjustment as described above under the heading “Equity Capital”). The Company views forward equity sales as an important capital raising tool that it expects to continue to strategically and selectively use, subject to market conditions and overall availability under the Current ATM Program. See the section above titled “Equity Capital” for additional information related to our forward stock sales.
Cash Flows
Cash flow for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 are summarized below (unaudited and in thousands):

	Three Months Ended March 31,
	2021	2020
Cash flow provided by (used for):
Operating activities	$60,095	$71,062
Investing activities	(214,680)	(173,015)
Financing activities	148,326	258,449
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Cash flow provided by operating activities was $60.1 million for the three months ended March 31, 2021 compared to $71.1 million for the three months ended March 31, 2020. There was a decrease in cash flow associated with net changes in working capital of $21.2 million primarily related to changes in rents and other receivables, partially offset by an increase in cash operating income of $10.2 million from the prior period primarily related to our expansion of certain data centers and leasing activity.
Cash flow used for investing activities increased by $41.7 million to $214.7 million for the three months ended March 31, 2021, compared to $173.0 million for the three months ended March 31, 2020. The increase was due primarily to an increase in additions to property and equipment of $43.1 million.
Cash flow provided by financing activities decreased by $110.1 million to $148.3 million for the three months ended March 31, 2021, compared to $258.4 million for the three months ended March 31, 2020. The decrease was primarily due to lower net borrowings under our unsecured credit facility of $239.9 million, partially offset by higher net equity proceeds received of $132.7 million.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 of our unaudited financial statements included elsewhere in this Form 10-Q.
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
The Operating Partnership also includes certain partners that are subject to a taxable income allocation, however, not entitled to receive recurring distributions. The partnership agreement does stipulate however, to the extent that taxable income is allocated to these partners that the partnership will make a distribution to these partners equal to the lesser of the actual per unit distributions made to Class A partners or an estimated amount to cover federal, state and local taxes on the allocated taxable income. No allocations of taxable income or distributions were made to these partners during the periods presented.
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
As of March 31, 2021, we had interest rate swap agreements in place with an aggregate notional amount of $700 million. The forward swap agreements effectively fix the interest rate on $700 million of term loan borrowings, $225 million of swaps allocated to Term Loan A, $225 million allocated to Term Loan B and $250 million allocated to Term Loan C, through the current maturity dates of the respective term loans.
As of March 31, 2021, after consideration of interest rate swaps in effect, we had outstanding $611.9 million of consolidated indebtedness that bore interest at variable rates, which was comprised of the revolving portion of the unsecured credit facility as well as Term Loan D.
We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. A 1% increase in interest rates would increase the interest costs on the $611.9 million of variable indebtedness outstanding as of March 31, 2021 by approximately $5.8 million annually. Conversely, a decrease in the LIBOR rate to 0.00% would decrease the interest costs on this $611.9 million of variable indebtedness outstanding by approximately $0.4 million annually based on the one month LIBOR rate of approximately 0.11% as of March 31, 2021.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”) which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Company has contracts consisting of the unsecured credit facility and the forward interest rate swap agreements, described above, that are indexed to LIBOR and is monitoring and evaluating the related risks, which may include higher interest on loans and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
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
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures for the period ended March 31, 2021, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QTS’ disclosure controls and procedures are effective to ensure that information required to be disclosed by QTS in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in QTS’ internal control over financial reporting during the period ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, QTS’ internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on us.
ITEM 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021, which is accessible on the SEC’s website at www.sec.gov.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
QTS did not sell any securities during the three months ended March 31, 2021 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).
Repurchases of Equity Securities
During the three months ended March 31, 2021, certain of our employees surrendered Class A common stock owned by them to satisfy their federal and state tax obligations in connection with the vesting of restricted common stock under the 2013 Equity Incentive Plan.
The following table summarizes all of these repurchases during the three months ended March 31, 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2021 through January 31, 2021	—	$—	N/A	N/A
February 1, 2021 through February 28, 2021	—	—	N/A	N/A
March 1, 2021 through March 31, 2021	23,905	60.04	N/A	N/A
Total	23,905	$60.04
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

4.3	Form of 3.875% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.2 hereof).

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

10.1
Employment Agreement, dated January 13, 2021, among Jon D. Greaves and QTS Realty Trust, Inc., QualityTech, LP and Quality Technology Services, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 13, 2021 (Commission File No. 001-36109).†

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.). +

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.). +

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.). +

101
The following materials from QTS Realty Trust, Inc.’s and QualityTech, LP’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of equity and partners’ capital, (iv) condensed consolidated statements of cash flow, and (v) the notes to the condensed consolidated financial statements.

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

DATE: May 3, 2021	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: May 3, 2021	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: May 3, 2021	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)