Form 10-Q
period 2021-06-30
QTS Realty Trust, Inc.
filed 2021-08-05
CIK 1577368

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Yes  ☐     No  ☒
There were 76,972,731 shares of Class A common stock, $0.01 par value per share, and 124,481 shares of Class B common stock, $0.01 par value per share, of QTS Realty Trust, Inc. outstanding on July 30, 2021.

1

QTS Realty Trust, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
QTS REALTY TRUST, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Real Estate Assets
Land	$175,348	$165,109
Buildings, improvements and equipment	3,138,583	2,839,261
Less: Accumulated depreciation	(789,192)	(702,944)
	2,524,739	2,301,426
Construction in progress	1,214,794	1,028,765
Real Estate Assets, net	3,739,533	3,330,191
Investments in unconsolidated entity	12,430	22,608
Operating lease right-of-use assets, net	48,342	51,342
Cash and cash equivalents	28,068	22,775
Rents and other receivables, net	134,870	107,563
Acquired intangibles, net	62,093	68,090
Deferred costs, net	69,133	63,689
Prepaid expenses	12,310	10,253
Goodwill	173,843	173,843
Other assets, net	53,967	48,218
TOTAL ASSETS	$4,334,589	$3,898,572

LIABILITIES
Unsecured term loans and revolver, net	$1,038,833	$1,335,241
Senior notes, net of debt issuance costs	493,016	492,534
Finance leases	42,395	41,718
Operating lease liabilities	54,629	58,005
Accounts payable and accrued liabilities	240,738	187,270
Dividends and distributions payable	45,248	39,373
Advance rents, security deposits and other liabilities	19,818	19,850
Derivative liabilities	35,173	53,722
Deferred income taxes	948	810
Deferred income	114,978	85,351
TOTAL LIABILITIES	2,085,776	2,313,874

EQUITY
7.125% Series A cumulative redeemable perpetual preferred stock: $0.01 par value (liquidation preference $25.00 per share), 4,600,000 shares authorized, 4,280,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	103,212	103,212
6.50% Series B cumulative convertible perpetual preferred stock: $0.01 par value (liquidation preference $100.00 per share), 3,162,500 shares authorized, issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	304,223	304,223
Common stock: $0.01 par value, 450,133,000 shares authorized, 77,030,269 and 64,580,118 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	770	646
Additional paid-in capital	2,305,032	1,622,857
Accumulated other comprehensive loss	(31,638)	(50,451)
Accumulated dividends in excess of earnings	(574,756)	(504,313)
Total stockholders’ equity	2,106,843	1,476,174
Noncontrolling interests	141,970	108,524
TOTAL EQUITY	2,248,813	1,584,698
TOTAL LIABILITIES AND EQUITY	$4,334,589	$3,898,572
See accompanying notes to financial statements.

QTS REALTY TRUST, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental	$150,807	$125,996	$295,115	$246,077
Other	4,413	5,644	8,837	11,855
Total revenues	155,220	131,640	303,952	257,932
Operating expenses:
Property operating costs	45,704	40,349	91,988	81,130
Real estate taxes and insurance	5,788	4,106	10,810	8,017
Depreciation and amortization	58,255	47,554	113,761	92,624
General and administrative	24,476	21,391	48,117	42,074
Transaction and integration costs	8,391	381	9,907	597
Total operating expenses	142,614	113,781	274,583	224,442
Operating income	12,606	17,859	29,369	33,490
Other income and expense:
Interest income	1	2	1	2
Interest expense	(7,452)	(6,924)	(15,600)	(14,086)
Other income	—	—	—	159
Equity in net loss of unconsolidated entity	(705)	(590)	(1,264)	(1,267)
Income before taxes	4,450	10,347	12,506	18,298
Tax benefit (expense)	(251)	(138)	(389)	31
Net income	4,199	10,209	12,117	18,329
Net (income) loss attributable to noncontrolling interests	251	(317)	172	(427)
Net income attributable to QTS Realty Trust, Inc.	$4,450	$9,892	$12,289	$17,902
Preferred stock dividends	(7,045)	(7,045)	(14,090)	(14,090)
Net income (loss) attributable to common stockholders	$(2,595)	$2,847	$(1,801)	$3,812

Net loss per share attributable to common shares
Basic	$(0.08)	$(0.05)	$(0.15)	$(0.06)
Diluted	$(0.08)	$(0.05)	$(0.15)	$(0.06)
See accompanying notes to financial statements.

QTS REALTY TRUST, INC.
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$4,199	$10,209	$12,117	$18,329
Other comprehensive income (loss):
Foreign currency translation adjustment gain (loss)	54	64	(104)	(159)
Increase (decrease) in fair value of derivative contracts	4,145	(3,641)	21,398	(40,356)
Reclassification of other comprehensive income to utilities expense	160	410	94	764
Reclassification of other comprehensive income to interest expense	3,414	2,703	6,789	3,461
Comprehensive income (loss)	11,972	9,745	40,294	(17,961)
Comprehensive (income) loss attributable to noncontrolling interests	(956)	(1,022)	(3,514)	1,809
Comprehensive income (loss) attributable to QTS Realty Trust, Inc.	$11,016	$8,723	$36,780	$(16,152)

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.
INTERIM CONSOLIDATED STATEMENTS OF EQUITY
(unaudited and in thousands)
The consolidated statement of equity for the three and six months ended June 30, 2021:

	Preferred Stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated dividends in excess of earnings	Total Stockholders' equity	Noncontrolling interests	Total
	Shares	Amount	Shares	Amount
Balance January 1, 2021	7,443	$407,435	64,580	$646	$1,622,857	$(50,451)	$(504,313)	$1,476,174	$108,524	$1,584,698
Net share activity through equity award plan	—	—	426	4	50	—	—	54	5	59
Conversion of Class A Partnership units to Class A common stock	—	—	92	1	2,040	—	—	2,041	(2,041)	—
Increase in fair value of derivative contracts	—	—	—	—	—	15,414	—	15,414	1,839	17,253
Foreign currency translation adjustments	—	—	—	—	—	(144)	—	(144)	(14)	(158)
Equity-based compensation expense	—	—	—	—	6,237	—	—	6,237	619	6,856
Proceeds net of fees from settlement of forward shares	—	—	3,865	39	203,125	—	—	203,164	12,682	215,846
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(1,906)	(1,906)	—	(1,906)
Dividends declared on Series B Convertible Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(32,512)	(32,512)	—	(32,512)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(3,235)	(3,235)
Net Income	—	—	—	—	—	—	7,839	7,839	79	7,918
Balance March 31, 2021	7,443	$407,435	68,963	$690	$1,834,309	$(35,181)	$(536,031)	$1,671,222	$118,458	$1,789,680
Net share activity through equity award plan	—	—	(132)	(1)	(986)	—	—	(987)	(91)	(1,078)
Conversion of Class A Partnership units to Class A common stock	—	—	26	—	629	—	—	629	(629)	—
Increase in fair value of derivative contracts	—	—	—	—	—	3,494	—	3,494	651	4,145
Foreign currency translation adjustments	—	—	—	—	—	49	—	49	5	54
Equity-based compensation expense	—	—	—	—	6,695	—	—	6,695	616	7,311
Proceeds net of fees from settlement of forward shares	—	—	8,173	81	464,385	—	—	464,466	26,431	490,897
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(1,906)	(1,906)	—	(1,906)
Dividends declared on Series B Convertible Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(36,130)	(36,130)	—	(36,130)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(3,220)	(3,220)
Net Income	—	—	—	—	—	—	4,450	4,450	(251)	4,199
Balance June 30, 2021	7,443	$407,435	77,030	$770	$2,305,032	$(31,638)	$(574,756)	$2,106,843	$141,970	$2,248,813

The consolidated statement of equity for the three and six months ended June 30, 2020:

	Preferred Stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated dividends in excess of earnings	Total Stockholders' equity	Noncontrolling interests	Total
	Shares	Amount	Shares	Amount
Balance January 1, 2020	7,443	$407,435	58,228	$582	$1,330,444	$(24,642)	$(376,002)	$1,337,817	$106,634	$1,444,451
Net share activity through equity award plan	—	—	240	3	(1,312)	—	—	(1,309)	(149)	(1,458)
Decrease in fair value of derivative contracts	—	—	—	—	—	(33,155)	—	(33,155)	(3,560)	(36,715)
Foreign currency translation adjustments	—	—	—	—	—	(201)	—	(201)	(22)	(223)
Equity-based compensation expense	—	—	—	—	4,377	—	—	4,377	498	4,875
Proceeds net of fees from settlement of forward shares	—	—	1,930	19	78,516	—	—	78,535	4,682	83,217
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(1,906)	(1,906)	—	(1,906)
Dividends declared on Series B Convertible Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(28,393)	(28,393)	—	(28,393)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(3,133)	(3,133)
Net income	—	—	—	—	—	—	8,010	8,010	110	8,120
Balance March 31, 2020	7,443	$407,435	60,398	$604	$1,412,025	$(57,998)	$(403,430)	$1,358,636	$105,060	$1,463,696
Net share activity through equity award plan	—	—	1	—	(1,225)	—	—	(1,225)	(135)	(1,360)
Decrease in fair value of derivative contracts	—	—	—	—	—	(3,382)	—	(3,382)	(259)	(3,641)
Foreign currency translation adjustments	—	—	—	—	—	58	—	58	6	64
Equity-based compensation expense	—	—	—	—	5,477	—	—	5,477	604	6,081
Proceeds net of fees from settlement of forward shares	—	—	1,033	10	47,168	—	—	47,178	3,277	50,455
Dividends declared on Series A Preferred Stock	—	—	—	—	—	—	(1,906)	(1,906)	—	(1,906)
Dividends declared on Series B Convertible Preferred Stock	—	—	—	—	—	—	(5,139)	(5,139)	—	(5,139)
Dividends declared to common stockholders	—	—	—	—	—	—	(28,389)	(28,389)	—	(28,389)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(3,134)	(3,134)
Net income	—	—	—	—	—	—	9,892	9,892	317	10,209
Balance June 30, 2020	7,443	$407,435	61,432	$614	$1,463,445	$(61,322)	$(428,972)	$1,381,200	$105,736	$1,486,936

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited and in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities:
Net income	$12,117	$18,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,616	89,183
Amortization of above and below market leases	(9)	180
Amortization of deferred loan costs	2,259	1,978
Distributions from unconsolidated entity	1,381	600
Equity in net loss of unconsolidated entity	1,264	1,267
Equity-based compensation expense	14,167	10,956
Bad debt expense	455	5,072
Deferred tax expense (benefit)	141	(238)
Foreign currency remeasurement (income) loss	—	(159)
Changes in operating assets and liabilities
Rents and other receivables, net	(27,845)	(536)
Prepaid expenses	(2,066)	(1,259)
Due to/from affiliates, net	(3,865)	(1,085)
Other assets	(822)	(127)
Accounts payable and accrued liabilities	10,763	2,548
Advance rents, security deposits and other liabilities	140	2,374
Deferred income	29,679	4,283
Net cash provided by operating activities	148,375	133,366

Cash flow from investing activities:
Distribution of capital from unconsolidated entity	11,910	—
Acquisitions, net of cash acquired	(27,154)	(1,797)
Additions to property and equipment	(453,401)	(377,655)
Net cash used in investing activities	(468,645)	(379,452)

Cash flow from financing activities:
Credit facility proceeds	580,528	298,405
Credit facility repayments	(874,000)	(108,000)
Payment of deferred financing costs	—	(101)
Payment of preferred stock dividends	(14,090)	(14,090)
Payment of common stock dividends	(62,865)	(54,020)
Distribution to noncontrolling interests	(6,317)	(6,068)
Proceeds from exercise of stock options	1,979	882
Payment of tax withholdings related to equity-based awards	(2,485)	(3,327)
Principal payments on finance lease obligations	(1,349)	(1,275)
Mortgage principal debt repayments	—	(29)
Common stock issuance proceeds, net of costs	706,863	134,077
Net cash provided by financing activities	328,264	246,454
Effect of foreign currency exchange rates on cash and cash equivalents	(2,701)	453
Net change in cash and cash equivalents	5,293	821
Cash and cash equivalents, beginning of period	22,775	15,653
Cash and cash equivalents, end of period	$28,068	$16,474

See accompanying notes to financial statements.

QTS REALTY TRUST, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(unaudited and in thousands)

	Six Months Ended June 30,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$27,987	$28,059
Noncash investing and financing activities:
Accrued capital additions	$168,699	$118,627
Net increase (decrease) in other assets/liabilities related to change in fair value of derivative contracts	$21,398	$(38,688)
Accrued equity issuance costs	$—	$405
Accrued preferred stock dividend	$5,938	$5,938
See accompanying notes to financial statements.

QTS REALTY TRUST, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
QTS Realty Trust, Inc. (“QTS”), through its controlling interest in QualityTech, LP (the “Operating Partnership” and collectively with QTS and its subsidiaries, the “Company,” “we,” “us,” or “our”) and the subsidiaries of the Operating Partnership, is engaged in the business of owning, acquiring, constructing, redeveloping and managing multi-tenant data centers. As of June 30, 2021, our portfolio consisted of 28 owned and leased properties, including a property owned by an unconsolidated entity, with data centers located throughout the United States, Canada and Europe.
QTS elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2013. As a REIT, QTS generally is not required to pay federal corporate income taxes on its taxable income to the extent it is currently distributed to its stockholders.
As of June 30, 2021, QTS owned approximately 92.3% of the interests in the Operating Partnership. Substantially all of QTS’ assets are held by, and all of QTS’ operations are conducted through, the Operating Partnership. QTS’ interest in the Operating Partnership entitles QTS to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to QTS’ percentage ownership. As the sole general partner of the Operating Partnership, QTS generally has the exclusive power under the partnership agreement of the Operating Partnership to manage and conduct the Operating Partnership’s business and QTS’ board of directors manages the Operating Partnership and the Company’s business and affairs.

Pending Acquisition by Blackstone – As previously announced, on June 7, 2021, the Company and the Operating Partnership entered into an agreement and plan of merger (“Merger Agreement”) with Volt Upper Holdings LLC, a Delaware limited liability company (“Parent”), Volt Lower Holdings LLC, a Delaware limited liability company (“Merger Sub I”), and Volt Acquisition LP, a Delaware limited partnership (“Merger Sub II”). Parent, Merger Sub I and Merger Sub II are affiliates of The Blackstone Group Inc. Pursuant to the Merger Agreement (i) Merger Sub II shall merge with and into the Operating Partnership (the “partnership merger”), with the Operating Partnership being the surviving entity, and immediately following the consummation of the partnership merger, (ii) the Company shall merge with and into Merger Sub I (the “Company merger”), with Merger Sub I being the surviving entity. Pursuant to the Merger Agreement the outstanding shares of common stock of the Company will be acquired for $78 per share in an all-cash transaction. In addition, (i) the outstanding shares of Series A Preferred Stock (other than shares owned by Parent, Merger Sub I or any subsidiary of Parent, the Company or Merger Sub I (such shares, “Excluded Shares”)) shall be automatically converted into the right to receive an amount in cash equal to $25.00 plus any accrued and unpaid dividends, without interest and (ii) the outstanding shares of Series B Preferred Stock (other than Excluded Shares) shall be automatically converted into one Series A preferred unit of Merger Sub I, which shall have terms materially the same as the Series B Preferred Stock.

The Company merger, partnership merger and the other transactions contemplated by the Merger Agreement (the “Merger Transactions”) are subject to customary closing conditions, including approval by the Company’s common stockholders at a special meeting to be held on August 26, 2021. The Merger Transactions are expected to close on the third business day after the conditions to closing are satisfied or waived, including approval of the Company’s stockholders of the merger and other transactions contemplated by the Merger Agreement. The Company can provide no assurances regarding whether the Merger Transactions will close as expected during the third quarter of 2021, or at all. The board of directors of the Company has unanimously approved the Merger Agreement, and has recommended approval of the merger, and the other transactions contemplated by the Merger Agreement, by the Company’s stockholders.
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
We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, we consider the rights of other investors to participate in those decisions, to replace the manager and to sell or liquidate the entity. We determine whether we are the primary beneficiary of a VIE at the time we become involved with a variable interest entity and reconsider that conclusion upon a reconsideration event. As of June 30, 2021, we had one unconsolidated entity that was considered a VIE for which we are not the primary beneficiary. Our maximum exposure to losses associated with this VIE is limited to our net investment, which was approximately $12.4 million as of June 30, 2021.

Real Estate Assets – Real estate assets are reported at cost. All capital improvements for the income-producing properties that extend their useful lives are capitalized to individual property improvements and depreciated over their estimated useful lives. Depreciation for real estate assets is generally provided on a straight-line basis over 40 years from the date the property was placed in service. Property improvements are depreciated on a straight-line basis over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Leasehold improvements are depreciated over the lesser of 20 years or through the end of the respective life of the lease. Repairs and maintenance costs are expensed as incurred. For the three months ended June 30, 2021, depreciation expense related to real estate assets and non-real estate assets was $45.4 million and $3.2 million, respectively, for a total of $48.7 million. For the three months ended June 30, 2020, depreciation expense related to real estate assets and non-real estate assets was $34.7 million and $3.4 million, respectively, for a total of $38.0 million. For the six months ended June 30, 2021, depreciation expense related to real estate assets and non-real estate assets was $88.1 million and $6.1 million, respectively, for a total of $94.2 million. For the six months ended June 30, 2020, depreciation expense related to real estate assets and non-real estate assets was $67.0 million and $6.7 million, respectively, for a total of $73.7 million. We capitalize certain real estate development costs, including internal costs incurred in connection with development. The capitalization of costs during the construction period (including interest and related loan fees, property taxes and other direct and indirect project costs) begins when development efforts commence and ends when the asset is ready for its intended use. The capitalization of internal costs increases construction in progress recognized during development of the related property and the cost of the real estate asset when placed into service and such costs are depreciated over its estimated useful life. Capitalization of such costs, excluding interest, aggregated to $7.0 million and $4.8 million for the three months ended June 30, 2021 and 2020, respectively, and $12.5 million and $9.3 million for the six months ended June 30, 2021 and 2020, respectively. Interest is capitalized during the period of development by applying our weighted average effective borrowing rate to the actual development and other capitalized costs paid during the construction period. Interest is capitalized until the property is ready for its intended use. Interest costs capitalized totaled $7.8 million and $7.7 million for the three months ended June 30, 2021 and 2020, respectively, and $14.8 million and $15.8 million for the six months ended June 30, 2021 and 2020, respectively.
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
Impairment of Long-Lived Assets, Intangible Assets and Goodwill – We review our long-lived assets, intangible assets and equity method investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset group. If the net carrying value of the asset group exceeds the value of the undiscounted cash flows, the fair value of the asset group is assessed and may be considered impaired. An impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. No impairment losses were recorded for the three and six months ended June 30, 2021 and June 30, 2020.
The fair value of goodwill is the consideration transferred in a business combination which is not allocable to identifiable intangible and tangible assets. Goodwill is subject to at least an annual assessment for impairment. In connection with the goodwill impairment evaluation that we performed as of October 1, 2020, we determined qualitatively that it is not more likely than not that the fair value of our one reporting unit was less than the carrying amount, thus we did not perform a quantitative analysis. As we continue to operate and assess our goodwill at the consolidated level for our single reporting unit and our market capitalization significantly exceeds our net asset value, further analysis was not deemed necessary as of June 30, 2021.
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
In addition, rental revenue includes straight-line rent. Straight-line rent represents the difference in rents recognized during the period versus amounts contractually due pursuant to the underlying leases and is recorded as deferred rent receivable/payable in the consolidated balance sheets. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space has been provided to the customer. The amount of the straight-line rent receivable on the balance sheet included in rents and other receivables, net was $78.9 million and $63.6 million as of June 30, 2021 and December 31, 2020, respectively.
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

Other Revenue
Other revenue primarily consists of revenue from our managed service offerings, as well as revenue earned from partner channel fees, management fees and development fees. We, through our taxable REIT subsidiaries (“TRS”), may provide use of our managed services to our customers on an individual or combined basis. In our managed services offering, the TRS’s performance obligation is to provide services (e.g. cloud hosting, data backup, data storage or data center personnel labor hours) to facilitate a fully integrated information technology (“IT”) outsourcing environment over a contracted term. Although underlying services may vary, over the contracted term monthly service offerings are substantially the same and we account for the services as a series of distinct services in accordance with ASC Topic 606. Service fee revenue is recognized as the revenue is earned, which generally coincides with the services being provided. As we have the right to consideration from customers in an amount that corresponds directly with the value to the customer of the TRS’s performance of providing continuous services, we recognize monthly revenue for the amount invoiced.
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
Allowance for Uncollectible Accounts Receivable – We record a provision for uncollectible accounts if a receivable balance relating to lease components from an individual contract is considered by management not to be probable of collection, and this provision is recorded as a reduction to leasing revenues. We also record a general provision of estimated uncollectible tenant receivables based on general probability of collection in accordance with ASC 450-20 Loss Contingencies. This provision is recorded as bad debt expense and recorded within the “Property Operating Costs” line item of the consolidated statements of operations. The aggregate allowance for doubtful accounts on the consolidated balance sheets was $4.6 million and $5.4 million as of June 30, 2021 and December 31, 2020, respectively.

Deferred Income – Deferred income generally results from non-refundable charges paid by the customer at lease inception to prepare their space for occupancy. We record this initial payment, commonly referred to as set-up fees, as a deferred income liability which amortizes into rental revenue over the term of the related lease on a straight-line basis. Deferred income was $115.0 million and $85.4 million as of June 30, 2021 and December 31, 2020, respectively. Additionally, $7.2 million and $4.5 million of deferred income was amortized into revenue for the three months ended June 30, 2021 and 2020, respectively, and $13.7 million and $8.4 million for the six months ended June 30, 2021 and 2020, respectively.
Equity-based Compensation – Equity-based compensation costs are measured based upon their estimated fair value on the date of grant or modification and amortized ratably over their respective service periods. We have elected to account for forfeitures as they occur. Equity-based compensation expense was $7.3 million and $6.1 million for the three months ended June 30, 2021 and 2020, respectively, and $14.2 million and $11.0 million for the six months ended June 30, 2021 and 2020, respectively.
Segment Information – We manage our business as one operating segment and thus one reportable segment consisting of a portfolio of investments in multiple data centers.
Customer Concentrations – During the six months ended June 30, 2021, one of our customers exceeded 10% of total revenues, representing approximately 15% of total revenues for the six months ended June 30, 2021.
As of June 30, 2021, four of our customers exceeded 5% of trade accounts receivable (which excludes straight-line rent receivables). In aggregate, these four customers accounted for approximately 56% of trade accounts receivable. Two of these customers individually exceeded 10% of total trade accounts receivable representing 44% of total trade accounts receivable.
Income Taxes – We provide for income taxes during interim periods based on the estimated effective tax rate for the year and any discrete adjustments. The effective tax rate is subject to change in the future due to various factors such as the operating performance of the taxable REIT subsidiaries, tax law changes, and future business acquisitions or divestitures. The taxable subsidiaries’ effective tax rates were (16.2)% and 1.2% for the six months ended June 30, 2021 and 2020, respectively.
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
As of June 30, 2021, we valued our derivative instruments primarily utilizing Level 2 inputs. See Note 14 – ‘Fair Value of Financial Instruments’ for additional details.

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
In April 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The guidance requires issuers to account for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. Under the guidance, an issuer determines the accounting for the modification or exchange based on whether the transaction was done to issue equity, to issue or modify debt, or for other reasons. The guidance is applied prospectively and is effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. We are currently evaluating the impact of the guidance on our consolidated financial statements.
We determined all other recently issued accounting pronouncements will not have a material impact on our consolidated financial statements or do not materially apply to our operations.

3. Real Estate Assets and Construction in Progress
The following is a summary of our cost of owned or leased properties as of June 30, 2021 and December 31, 2020 (in thousands):
As of June 30, 2021 (unaudited):

Property Location	Land	Buildings, Improvements and Equipment	Construction in Progress	Total Cost
Ashburn, Virginia Campus (1)	$26,927	$428,817	$203,991	$659,735
Atlanta, Georgia Campus (2)	55,157	826,547	197,173	1,078,877
Chicago, Illinois	9,400	286,030	110,378	405,808
Dulles, Virginia	3,154	55,749	4,419	63,322
Eemshaven, Netherlands	5,209	23,317	48,588	77,114
Fort Worth, Texas	9,079	128,910	6,625	144,614
Groningen, Netherlands	1,841	12,000	3,440	17,281
Hillsboro, Oregon	18,414	60,396	67,626	146,436
Irving, Texas	8,606	409,950	97,797	516,353
Leased Facilities (3)	—	83,363	462	83,825
Manassas, Virginia Campus (4)	—	100	143,778	143,878
Phoenix, Arizona (5)	—	—	49,111	49,111
Piscataway, New Jersey	7,466	124,760	55,878	188,104
Princeton, New Jersey	20,700	35,297	47	56,044
Richmond, Virginia	2,180	238,323	133,224	373,727
Sacramento, California	1,481	66,756	87	68,324
Santa Clara, California (6)	—	133,418	7,719	141,137
Suwanee, Georgia (Atlanta-Suwanee)	3,521	186,378	9,202	199,101
Other (7)	2,213	38,472	75,249	115,934
	$175,348	$3,138,583	$1,214,794	$4,528,725
_______________________________
(1)The “Ashburn, Virginia Campus” includes both the existing data center Ashburn, VA (DC - 1) as well as the recently developed data center Ashburn, VA (DC - 2).
(2)The “Atlanta, Georgia Campus” includes both the existing data center Atlanta (DC - 1) as well as the recently developed data center Atlanta, GA (DC - 2).
(3)Includes 6 facilities. All facilities are leased, including one subject to a finance lease.
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
_______________________________
(1)The “Ashburn, Virginia Campus” includes both the existing data center Ashburn, VA (DC - 1) as well as the recently developed data center Ashburn, VA (DC - 2).
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

We currently lease six other facilities under operating lease agreements for various data centers, our corporate headquarters and additional office space. Our leases have remaining lease terms ranging from less than three years to approximately five years. We have options to extend the initial lease term on nearly all of these leases. Additionally, we have one ground lease for our Santa Clara property that is an operating lease which is scheduled to expire in 2052.

Components of lease expense were as follows (unaudited and in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Finance lease cost:
Amortization of assets	$1,015	$1,039	$2,028	$2,077
Interest on lease liabilities	468	482	937	971
Operating lease expense:
Operating lease cost	2,265	2,239	4,497	4,502
Variable lease cost	286	268	556	532
Sublease income	(49)	(47)	(98)	(95)
Total lease costs	$3,985	$3,981	$7,920	$7,987
Leases as lessor
Our lease revenue contains both minimum lease payments as well as variable lease payments. See Note 2 ‘Summary of Significant Accounting Policies’ for further details of our revenue streams and associated accounting treatment. The components of our lease revenue were as follows (unaudited and in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Lease revenue:
Minimum lease revenue	$132,574	$113,147	$260,280	$220,632
Variable lease revenue (primarily recoveries from customers)	18,233	12,849	34,835	25,445
Total lease revenue	$150,807	$125,996	$295,115	$246,077
5. Investments in Unconsolidated Entity
During the three months ended March 31, 2019, we formed an unconsolidated entity with Alinda Capital Partners (“Alinda”), an infrastructure investment firm. We contributed a hyperscale data center under development in Manassas, Virginia to the entity. The facility, and the previously executed 10-year operating lease agreement with a global cloud-based software company, was contributed to the unconsolidated entity in exchange for cash and noncash consideration in the form of equity interest in the entity that was measured at fair value pursuant to Topic 820. The equity interest received and any amounts due from the unconsolidated entity are recorded within our consolidated balance sheets and totaled $12.4 million and $22.6 million as of June 30, 2021 and December 31, 2020, respectively. We and Alinda each own a 50% interest in the entity. As we are not the primary beneficiary of the arrangement but have the ability to exercise significant influence, we concluded that the investment should be accounted for as an unconsolidated entity using equity method investment accounting. As of June 30, 2021 and December 31, 2020, the total assets of the entity were $157.3 million and $141.5 million, respectively. As of June 30, 2021 and December 31, 2020, the total debt outstanding, net of deferred financing costs, was $118.0 million and $90.1 million, respectively.

6. Debt
Below is a listing of our outstanding debt, including finance leases, as of June 30, 2021 and December 31, 2020 (in thousands):

	Weighted Average Effective Interest Rate at June 30, 2021 (1)	Maturity Date	June 30, 2021	December 31, 2020
	(unaudited)		(unaudited)
Unsecured Credit Facility
Revolving Credit Facility	1.35%	December 17, 2023	$95,156	$392,337
Term Loan A	3.26%	December 17, 2024	225,000	225,000
Term Loan B	3.30%	April 27, 2025	225,000	225,000
Term Loan C	3.46%	October 18, 2026	250,000	250,000
Term Loan D	1.45%	January 15, 2026	250,000	250,000
3.875% Senior Notes	3.88%	October 1, 2028	500,000	500,000
Finance Leases	4.36%	2031 - 2041	42,395	41,718
	3.12%		1,587,551	1,884,055
Less net debt issuance costs			(13,307)	(14,562)
Total outstanding debt, net			$1,574,244	$1,869,493
_________________________
(1)The coupon interest rates associated with Term Loan A, Term Loan B, and Term Loan C incorporate the effects of our interest rate swaps in effect as of June 30, 2021.
The annual remaining principal payment requirements of our debt securities as of June 30, 2021 per the contractual maturities, excluding extension options and excluding operating and finance leases, are as follows (unaudited and in thousands):

2021 (July - December)	$—
2022	—
2023	95,156
2024	225,000
2025	225,000
Thereafter	1,000,000
Total	$1,545,156
As of June 30, 2021, we were in compliance with all of our covenants of our debt agreements.
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
As of June 30, 2021, we had interest rate swap agreements in place with an aggregate notional amount of $700 million. The forward swap agreements effectively fix the interest rate on $700 million of term loan borrowings, $225 million of swaps allocated to Term Loan A, $225 million allocated to Term Loan B and $250 million allocated to Term Loan C, through the current maturity dates of the respective term loans.

We reflect our interest rate swap agreements, which are designated as cash flow hedges, at fair value as either assets or liabilities on the consolidated balance sheets within the “Other assets, net” or “Derivative liabilities” line items, as applicable. As of June 30, 2021 and December 31, 2020, the fair value of interest rate swaps represented a net liability of $32.2 million and $49.8 million, respectively.
The forward interest rate swap agreements are derivatives that currently qualify for hedge accounting whereby we record the effective portion of changes in fair value of the interest rate swaps in accumulated other comprehensive income or loss on the consolidated balance sheets and statements of comprehensive income which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized within net income (loss). The amount reclassified from other comprehensive income to interest expense on the consolidated statements of operations was an increase to interest expense of $3.4 million and $2.7 million for the three months ended June 30, 2021, and 2020, respectively, and $6.8 million and $3.5 million for the six months ended June 30, 2021, and 2020, respectively. There was no ineffectiveness recognized for the three and six months ended June 30, 2021, and 2020. During the subsequent twelve months, beginning July 1, 2021, we estimate that $14.3 million will be reclassified from other comprehensive income as an increase to interest expense.
Interest rate derivatives and their fair values as of June 30, 2021 and December 31, 2020 were as follows (unaudited and in thousands):

Notional Amount		Fixed One Month LIBOR rate per annum			Fair Value (1)
June 30, 2021	December 31, 2020		Effective Date	Expiration Date	June 30, 2021	December 31, 2020
$25,000	$25,000	1.989%	January 2, 2018	December 17, 2021	$(220)	$(447)
100,000	100,000	1.989%	January 2, 2018	December 17, 2021	(878)	(1,788)
75,000	75,000	1.989%	January 2, 2018	December 17, 2021	(659)	(1,342)
50,000	50,000	2.033%	January 2, 2018	April 27, 2022	(789)	(1,248)
100,000	100,000	2.029%	January 2, 2018	April 27, 2022	(1,574)	(2,490)
50,000	50,000	2.033%	January 2, 2018	April 27, 2022	(789)	(1,248)
100,000	100,000	2.617%	January 2, 2020	December 17, 2023	(5,540)	(7,191)
100,000	100,000	2.621%	January 2, 2020	April 27, 2024	(6,132)	(8,000)
70,000	70,000	0.968%	March 2, 2020	October 18, 2026	(324)	(2,174)
30,000	30,000	0.973%	March 2, 2020	October 18, 2026	(142)	(938)
200,000	200,000	2.636%	December 17, 2021	December 17, 2023	(8,804)	(9,648)
200,000	200,000	2.642%	April 27, 2022	April 27, 2024	(8,204)	(9,500)
125,000	125,000	1.014%	December 17, 2023	December 17, 2024	140	(704)
100,000	100,000	1.035%	December 17, 2023	December 17, 2024	89	(584)
75,000	75,000	1.110%	December 17, 2023	October 18, 2026	481	(866)
100,000	100,000	1.088%	April 27, 2024	April 27, 2025	157	(540)
125,000	125,000	1.082%	April 27, 2024	April 27, 2025	208	(666)
75,000	75,000	0.977%	April 27, 2024	October 18, 2026	765	(422)
					$(32,215)	$(49,796)
_________________________
(1)The fair value of the derivative financial instruments is presented on a gross basis, whereby positive amounts are presented within the “Other assets, net” and negative amounts are presented within the “Derivative liabilities” line items, as applicable, within the consolidated balance sheets.
Power Purchase Agreements
In March 2019, we entered into two 10-year agreements to purchase renewable energy equal to the expected electricity needs of our data centers in Chicago, Illinois and Piscataway, New Jersey. These arrangements currently qualify for hedge accounting whereby we record the changes in fair value of the instruments in “Accumulated other comprehensive income” or loss on the consolidated balance sheets and statements of comprehensive income which is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The amount reclassified from other comprehensive income to utilities expense on the consolidated statements of operations was an increase to utilities expense of $0.2 million and an increase to utilities expense of $0.4 million for the three months ended June 30, 2021, and 2020, respectively, and an increase to utilities expense of $0.1 million and an increase to utilities expense of $0.8 million for the six months ended June 30, 2021 and 2020, respectively. We currently reflect these agreements, which are designated as cash flow hedges, at fair value as liabilities on the consolidated balance sheets within the “Derivative liabilities” line item.

Power purchase agreement derivatives and their fair values as of June 30, 2021 and December 31, 2020 were as follows (unaudited and in thousands):

				Fair Value
Counterparty	Facility	Effective Date	Expiration Date	June 30, 2021	December 31, 2020
Calpine Energy Solutions, LLC	Piscataway	March 8, 2019	February 28, 2029	$(1,118)	$(2,162)
Calpine Energy Solutions, LLC	Chicago	March 8, 2019	February 28, 2029	496	(1,764)
				$(622)	$(3,926)
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
As of June 30, 2021, the Operating Partnership had four classes of limited partnership units outstanding: Series A Preferred Units, Series B Convertible Preferred Units, Class A units of limited partnership interest (“Class A units”) and Class O LTIP units of limited partnership units (“Class O units”). The Class A units currently outstanding are now redeemable on a one-for-one exchange rate at any time for cash or shares of Class A common stock of QTS. The Company may in its sole discretion elect to assume and satisfy the redemption amount with cash or its shares. Class O units were issued upon grants made under the QualityTech, LP 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). Class O units are pari passu with Class A units. Each Class O unit is convertible into Class A units by the Operating Partnership at any time or by the holder at any time based on formulas contained in the partnership agreement.
QTS Realty Trust, Inc.
In connection with its initial public offering on October 13, 2013 ("IPO"), QTS issued Class A common stock and Class B common stock. Class B common stock entitles the holder to 50 votes per share and was issued to enable our Chief Executive Officer to exchange 2% of his Operating Partnership units so he may have a vote proportionate to his economic interest in the Company. Also in connection with its IPO, QTS adopted the QTS Realty Trust, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”), pursuant to which the Company may issue shares of Class A common stock pursuant to various types of awards. As of June 30, 2021, 7.9 million shares of Class A common stock were authorized and available for issuance under the 2013 Equity Incentive Plan.
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

b.Performance-Based Relative TSR Unit Awards — performance-based restricted share unit awards, which may be earned based on total stockholder return (“TSR”) as compared to the MSCI U.S. REIT Index (the “Index”) over a three-year performance period (the performance-based relative TSR units or “TSR Units,” and together with the FFO Units, “performance units”). The number of shares of Class A common stock subject to the awards that can be earned ranges from 0% to 200% of the target award based on our TSR compared to the Index. In addition, award payouts will be determined on a linear interpolation basis between threshold and target and target and maximum performance; and will be capped at the target performance level if our TSR is negative.
c.Restricted Stock Awards — the restricted stock awards vest as to 33% of the shares subject to awards on the first anniversary of the date of grant and as to 8.375% of the shares subject to the awards each quarter-end thereafter, subject to the named executive officer’s continued service as an employee as of each vesting date.

In connection with the closing of the Merger Transactions, immediately prior to the effective time of the merger (the “Effective Time”), each FFO Unit and TSR Unit that is outstanding will automatically become earned and vested with respect to that number of shares of Class A common stock subject to such performance units (including any related accrued dividend equivalents awarded with respect to performance units that were deemed reinvested in additional shares of Class A common stock in accordance with the applicable award agreement governing such units) determined in accordance with the terms of the applicable award agreement, which, in the case of TSR Units, is based on the achievement of the applicable performance goals as measured from the beginning of the applicable performance period through the date immediately prior to the closing date, and, in the case of FFO Units, is deemed earned at the target number of shares subject to the award (each such earned and vested performance unit (including any related dividend equivalents) we refer to as an “earned unit”); provided, however, (i) the FFO Units granted in 2020 will become earned and vest at the maximum level of performance (unless, prior to the Effective Time, Parent and the Company determine, in good faith and taking into account the effects of the occurrence of the transactions contemplated by the Merger Agreement, that, on a pro forma basis, the applicable performance goals would be satisfied at less than maximum performance, in which case such FFO Units will vest based on such actual pro forma performance achievement (but in no event less than target performance)), (ii) any performance units (including any related dividend equivalents) for which the level of performance has previously been determined and certified prior to the date of the Merger Agreement and that remain subject to service-based vesting conditions will, effective immediately prior to the Effective Time, automatically vest and be treated for purposes of the Merger Agreement as an earned unit and (iii) the TSR Units granted to the Company’s Chairman and Chief Executive Officer Chad L. Williams will be earned and vested at the greater of (x) target level or (y) the level of actual achievement of the applicable performance goals set forth in the applicable award agreement as measured from the beginning of the applicable performance period through the date immediately prior to the closing date. At the Effective Time, the earned units will be cancelled in exchange for a cash payment (without interest) in an amount equal to the number of earned units multiplied by $78 (less any applicable income and employment withholding taxes). Any performance units that do not become earned will be cancelled for no consideration immediately prior to the Effective Time.
The following is a summary of award activity under the 2010 Equity Incentive Plan and 2013 Equity Incentive Plan and related information for the six months ended June 30, 2021 (unaudited):

	2010 Equity Incentive Plan			2013 Equity Incentive Plan
	Numbers of Class O units	Weighted average exercise price	Weighted average fair value	Options	Weighted average exercise price	Weighted average fair value	Restricted Stock / Deferred Stock	Weighted average fair value at grant date	TSR Units (2)	Weighted average fair value at grant date	FFO Units (2)	Weighted average fair value at grant date
Outstanding at December 31, 2020	75,435	$25.00	$6.11	1,936,407	$38.55	$7.26	416,496	$52.20	168,552	$66.90	132,267	$51.45
Granted	—	—	—	96,366	59.06	10.53	271,625	59.09	105,402	64.72	105,402	59.06
Exercised/Vested (1)	—	—	—	(51,220)	38.63	7.91	(171,236)	52.63	—	—	—	—
Cancelled/Expired	—	—	—	—	—	—	(4,305)	57.38	—	—	—	—
Outstanding at June 30, 2021	75,435	$25.00	$6.11	1,981,553	$39.55	$7.40	512,580	$55.66	273,954	$66.06	237,669	$54.82
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
(2)Unmeasured TSR Units and FFO Units are presented in the table herein at 100% of target.
The assumptions and fair values for restricted stock and options to purchase shares of Class A common stock granted for the six months ended June 30, 2021 are included in the following table on a per unit basis (unaudited). Options to purchase shares of Class A common stock were valued using the Black-Scholes model and TSR Units were valued using a Monte-Carlo simulation that leveraged similar assumptions to those used to value the Class A common stock and FFO Units.

	Six Months Ended June 30, 2021
Fair value of FFO Units and restricted stock granted	$59.06	-	$64.20
Fair value of TSR Units granted			$64.72
Fair value of options granted	$3.79	-	$11.36
Expected term (years)	0.4	-	5.5
Expected volatility	28%	-	31%
Expected dividend yield	3.39%
Expected risk-free interest rates	0.06%	-	0.90%
The following tables summarize information about awards outstanding as of June 30, 2021 (unaudited).

	Operating Partnership Awards Outstanding
	Exercise prices	Awards outstanding	Weight average remaining vesting period (years)
Class O Units	$25.00	75,435	—
Total Operating Partnership awards outstanding		75,435

	QTS Realty Trust, Inc. Awards Outstanding
	Exercise prices			Awards outstanding	Weight average remaining vesting period (years)
Restricted stock	—			512,580	0.9
TSR Units	—			273,954	0.9
FFO Units	—			237,669	0.6
Options to purchase Class A common stock	$21.00	-	$59.06	1,981,553	0.7
Total QTS Realty Trust, Inc. awards outstanding				3,005,756
Any awards outstanding as of the end of the period have been valued as of the grant date and generally vest ratably over a defined service period. As of June 30, 2021, all restricted Class A common stock, TSR Units, and FFO Units outstanding were unvested and approximately 0.1 million options to purchase Class A common stock were outstanding and unvested. As of June 30, 2021, we had $43.8 million of unrecognized equity-based compensation expense which will be recognized over a remaining weighted-average vesting period of approximately nine months or at the Effective Time. The total intrinsic value of Class O units and options to purchase Class A common stock outstanding at June 30, 2021 was $79.0 million.

Further, pursuant to the Merger Agreement, the Company has suspended the 2020 Amended and Restated QTS Realty Trust, Inc. Employee Stock Purchase Plan (the “Company ESPP”) and no new offering period shall be commenced thereunder unless and until the Merger Agreement is terminated. Subject to the consummation of the Company merger, the Company ESPP shall terminate immediately prior to the Effective Time. Except as otherwise required by the Merger Agreement, applicable law, or an existing Company benefit arrangement, or as permitted by the Merger Agreement or consented to by Parent, the Company is restricted from entering into, adopting, amending in any material respects or terminating any agreements, arrangements, plans or policies related to employee benefits.

Dividends and Distributions
The following tables present quarterly cash dividends and distributions paid to our common and preferred stockholders for the six months ended June 30, 2021 and 2020 (unaudited):

Six Months Ended June 30, 2021
Record Date	Payment Date	Per Share Rate	Aggregate Dividend/Distribution Amount (in millions)
Common Stock
March 19, 2021	April 6, 2021	$0.50	$35.7
December 22, 2020	January 7, 2021	$0.47	33.4
			$69.1

Series A Preferred Stock
March 31, 2021	April 15, 2021	$0.45	$1.9
December 31, 2020	January 15, 2021	$0.45	1.9
			$3.8

Series B Preferred Stock
March 31, 2021	April 15, 2021	$1.63	$5.1
December 31, 2020	January 15, 2021	$1.63	5.1
			$10.2

Six Months Ended June 30, 2020
Record Date	Payment Date	Per Share Rate	Aggregate Dividend/Distribution Amount (in millions)
Common Stock
March 20, 2020	April 7, 2020	$0.47	$31.5
December 20, 2019	January 7, 2020	$0.44	28.6
			$60.1

Series A Preferred Stock
March 31, 2020	April 15, 2020	$0.45	$1.9
December 31, 2019	January 15, 2020	$0.45	1.9
			$3.8

Series B Preferred Stock
March 31, 2020	April 15, 2020	$1.63	$5.1
December 31, 2019	January 15, 2020	$1.63	5.1
			$10.2
Additionally, subsequent to June 30, 2021, we paid the following dividends:
•On July 7, 2021, we paid our regular quarterly cash dividend of $0.50 per common share to stockholders of record as of the close of business on June 18, 2021.
•On July 15, 2021, we paid a quarterly cash dividend of approximately $0.45 per share on our Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on June 30, 2021.
•On July 15, 2021, we paid a quarterly cash dividend of approximately $1.63 per share on our Series B Preferred Stock to holders of Series B Preferred Stock of record as of the close of business on June 30, 2021.

Equity Issuances
Class A Common Stock

In June 2019, we established an “at-the-market” equity offering program (the “Prior ATM Program”) pursuant to which we could issue, from time to time, up to $400 million of our Class A common stock, $0.01 par value per share (the “Class A common stock”), which could include shares to be sold on a forward basis. During the three months ended March 31, 2021, we settled the remaining shares subject to the forward sale agreements under the Prior ATM Program.

Because we had utilized substantially all of the offering capacity of the Prior ATM Program, in May 2020, we established a new “at-the-market” equity offering program (the “Current ATM Program”) pursuant to which we may issue, from time to time, up to $500 million of our Class A common stock, which may include shares to be sold on a forward basis. As under the Prior ATM Program, the use of forward sales under the Current ATM Program generally allows us to lock in a price on the sale of shares of our Class A common stock when sold by the forward sellers, but defer receiving the net proceeds from such sales until the shares of our Class A common stock are issued at settlement on a later date. Pursuant to the Merger Agreement, the Company is restricted from issuing common stock under the ATM Program.
In June 2020, we conducted an underwritten offering of 4,400,000 shares of our common stock on a forward basis.

During the three months ended June 30, 2021, we settled 8.2 million shares sold on a forward basis, representing all remaining outstanding forward stock sales from the Current ATM Program and the June 2020 underwritten offering, generating net proceeds of approximately $490.9 million. We have concluded that the forward sale agreements meet the derivative scope exception for certain contracts involving an entity’s own equity. Our earnings per share dilution resulting from the forward sale agreements, if any, is determined using the two-class method.
Preferred Stock

As of June 30, 2021, we had outstanding 4,280,000 shares of 7.125% Series A Cumulative Redeemable Perpetual Preferred Stock ("Series A Preferred Stock") with a liquidation preference of $25.00 per share as well as 3,162,500 shares of 6.50% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) with a liquidation preference of $100.00 per share. Dividends on the Series A Preferred Stock and Series B Preferred Stock are payable quarterly in arrears on or about the 15th day of each January, April, July and October.

The Series A Preferred Stock does not have a stated maturity date. On and after March 15, 2023, the Company may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption. Under certain conditions, upon the occurrence of a change of control, we may redeem the Series A Preferred Stock in whole, at any time, or in part, from time to time within 120 days after the occurrence of such event and the holders will have the right to convert their Series A Preferred Stock to Class A common stock in accordance with the terms of the Series A Preferred Stock. On July 30, 2021, and in accordance with the Merger Agreement, we issued a notice of redemption pursuant to which all shares of Series A Preferred Stock that are outstanding following the closing of the Company merger will be redeemed.

The Series B Preferred Stock does not have a stated maturity date. The Series B Preferred Stock is convertible by holders into shares of Class A common stock at any time at the then-prevailing conversion rate. The conversion rate as of June 30, 2021 is 2.1462 shares of the Company’s Class A common stock per share of Series B Preferred Stock. The Series B Preferred Stock is not redeemable by the Company. At any time on or after July 20, 2023, the Company may at its option cause all (but not less than all) outstanding shares of the Series B Preferred Stock to be automatically converted into the Company’s Class A common stock at the then-prevailing conversion rate if the closing sale price of the Company’s Class A common stock is equal to or exceeds 150% of the then-prevailing conversion price for at least 20 trading days in a period of 30 consecutive trading days, including the last trading day of such 30-day period, ending on the trading day prior to the issuance of a press release announcing the mandatory conversion.

On August 2, 2021, the Company issued a notice of fundamental change advising holders that the closing of the Company merger constitutes a “fundamental change” and that pursuant to the Company merger, each outstanding share of Series B Preferred Stock shall be automatically converted into one Series A preferred unit of Merger Sub I, with such Series A preferred units having terms materially the same as the Series B Preferred Stock including that each Series A preferred unit may be converted into cash during the specified period following the partnership merger at the holder’s election in accordance with the terms of such securities.

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
Under the unconsolidated entity operating agreement, we serve as the entity’s operating member, subject to authority and oversight of a board appointed by us and Alinda, and separately we serve as manager and developer of the facility in exchange for management and development fees. During the three months ended June 30, 2021 and 2020, we received $0.6 million and $0.4 million, respectively, in development fees from the unconsolidated entity, and $0.9 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021 and 2020, we received $0.3 million and $0.2 million, respectively, in management fees from the unconsolidated entity, and $0.5 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021, we also received a distribution from the unconsolidated entity that was contemplated in the operating agreement and is classified as an investing cash flow given the nature of the distribution as a return of capital.
In addition, we periodically execute transactions with entities affiliated with our Chairman and Chief Executive Officer. Such transactions include building operating lease payments and receipts as well as reimbursement for the use of a private aircraft service by our officers and directors.
The transactions which occurred during the three and six months ended June 30, 2021 and 2020 are outlined below (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Tax, utility, insurance and other reimbursement	$254	$78	$423	$254
Rent expense	260	257	520	514
Total	$514	$335	$943	$768
11. Noncontrolling Interest
Concurrently with the completion of the IPO, we consummated a series of transactions pursuant to which QTS became the sole general partner and majority owner of QualityTech, LP, which then became its operating partnership. The previous owners of QualityTech, LP retained 21.2% ownership of the Operating Partnership as of the date of the IPO.
Commencing at any time beginning November 1, 2014, at the election of the holders of the noncontrolling interest, the currently outstanding Class A units of the Operating Partnership are redeemable for cash or, at the election of the Company, Class A common stock of the Company on a one-for-one basis. As of June 30, 2021, the noncontrolling ownership interest percentage of QualityTech, LP was 7.7%.
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

The computation of basic and diluted net income (loss) per share is as follows (in thousands, except per share data, and unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$4,199	$10,209	$12,117	$18,329
(Income) loss attributable to noncontrolling interests	251	(317)	172	(427)
Preferred stock dividends	(7,045)	(7,045)	(14,090)	(14,090)
Earnings attributable to participating securities	(2,678)	(5,552)	(7,964)	(7,148)
Net loss available to common stockholders after allocation to participating securities	$(5,273)	$(2,705)	$(9,765)	$(3,336)
Denominator:
Weighted average shares outstanding - basic	69,338	59,773	66,903	58,900
Effect of Class O units, TSR Units, FFO Units and options to purchase Class A common stock on an "as if" converted basis	—	—	—	—
Weighted average shares outstanding - diluted	69,338	59,773	66,903	58,900

Basic net loss per share *	$(0.08)	$(0.05)	$(0.15)	$(0.06)

Diluted net loss per share *	$(0.08)	$(0.05)	$(0.15)	$(0.06)
______________________________
*Note: The calculations of basic and diluted net income (loss) per share above do not include the following number of Class A partnership units, Class O units, TSR Units, FFO Units and options to purchase common stock on an “as if” converted basis, and the effects of Series B Convertible preferred stock on an “as if” converted basis, as their respective inclusions would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Class A Partnership units	6,440	6,671	6,453	6,671
Class O units, TSR Units, FFO Units and options to purchase common stock on an "as if" converted basis	1,434	1,131	1,372	1,066
Series B Convertible preferred stock on an "as if" converted basis	6,787	6,756	6,783	6,753
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

2021 (July - December)	$246,515
2022	430,232
2023	335,884
2024	270,302
2025	210,056
Thereafter	600,928
Total	$2,093,917

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2021, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2021 or December 31, 2020.
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
Unsecured Credit facility, Term Loan D and 3.875% Senior Notes: As market interest rates have fluctuated compared to contracted interest rates, the fair value of our unsecured credit facility approximated the carrying value of the credit facility less the fair value of the interest rate swap liability. Our Term Loan D did not have interest rates which were materially different than current market conditions and therefore, the fair value approximated the carrying value. The fair value of our 3.875% Senior Notes was estimated using Level 2 “significant other observable inputs,” primarily based on quoted market prices for the same or similar issuances. At June 30, 2021, the fair value of the 3.875% Senior Notes was approximately $533.8 million.

Finance Leases: The fair value of our finance leases was estimated in the same manner as the unsecured credit facility above. Similarly, each of these instruments did not have interest rates which were materially different than current market conditions and therefore, the fair value of each instrument approximated the respective carrying values.
15. Subsequent Events
In July 2021, we paid our regular quarterly cash dividends on our common stock, Series A Preferred Stock and Series B Preferred Stock. See the ‘Dividends and Distributions’ section of Note 9 for additional details.

On July 30, 2021, and in accordance with the Merger Agreement, we issued a notice of redemption pursuant to which all shares of the Series A Preferred Stock that are outstanding following the closing of the Company merger will be redeemed. In addition, on August 2, 2021, the Company issued a notice of fundamental change advising holders that the closing of the Company merger constitutes a “fundamental change” and that pursuant to the Company merger, each outstanding share of Series B Preferred Stock shall be automatically converted into one Series A preferred unit of Merger Sub I. See the ‘Equity Issuances’ section of Note 9 for additional details.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis covers the financial condition and results of operations of QTS Realty Trust, Inc., for the three and six months ended June 30, 2021 and 2020. You should read the following discussion and analysis in conjunction with QTS' accompanying consolidated financial statements and related notes and “Risk Factors” contained elsewhere in this Form 10-Q.

Forward-Looking Statements

Some of the statements contained in this Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In particular, statements pertaining to the COVID-19 pandemic, its impact on us and our response thereto, the pending acquisition of the Company and our strategy, plans, intentions, capital resources, liquidity, portfolio performance, results of operations, anticipated growth in our funds from operations and anticipated market conditions contain forward-looking statements. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters.

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•the ability of the Company to obtain stockholder approval required to consummate the proposed acquisition of the Company (the “transaction”), the satisfaction or waiver of other conditions to closing in the definitive agreement for the proposed transaction, unanticipated difficulties or expenditures relating to the proposed transaction, the response of customers and business partners to the announcement of the proposed transaction, potential difficulties in employee retention as a result of the proposed transaction, the occurrence of any event, change or other circumstances that could give rise to the termination of the proposed transaction and the outcome of legal proceedings instituted against the Company, its directors and others related to the proposed transaction
•adverse economic or real estate developments in our markets or the technology industry;
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
Overview
QTS is a leading provider of data center solutions to the world’s largest and most sophisticated hyperscale technology companies, enterprises and government agencies. Through our technology-enabled platform, delivered across mega scale data center infrastructure, we offer a comprehensive portfolio of secure and compliant IT solutions. Our data centers are facilities that power and support our customers’ IT infrastructure equipment and provide seamless access and connectivity to a range of communications and IT services providers. Across our broad footprint of strategically located data centers, we provide flexible, scalable and secure IT solutions, including data center space, power and cooling, connectivity and value-add managed services for more than 1,200 customers in the financial services, healthcare, retail, government, technology and various other industries. We build out our data center facilities depending on the needs of our customers to accommodate both multi-tenant environments (hybrid colocation) and customers that require significant amounts of space and power (hyperscale), including federal customers. We believe that we own and operate one of the largest portfolios of multi-tenant data centers in the United States, as measured by gross square footage, and have the capacity to significantly expand our sellable data center raised floor space without constructing or acquiring any new buildings. In addition, we own approximately 864 acres of land that is available at our data center properties that provides us with the opportunity to significantly expand our capacity to further support future demand from current and new potential customers.
As of June 30, 2021, we operated a portfolio of 28 data center properties located throughout the United States, Canada and Europe. Within the United States, our data centers are concentrated in the markets which we believe offer the highest growth opportunities. Our data centers are highly specialized, mission-critical facilities utilized by our customers to store, power and cool the server, storage, and networking equipment that support their most critical business systems and processes. We believe that our data centers are best-in-class and engineered to adhere to the highest specifications commercially available to customers, providing fully redundant, high-density power and cooling sufficient to meet the needs of the largest companies and organizations in the world. We have demonstrated a strong operating track record of “five-nines” (99.999%) reliability since QTS’ inception.
Pending Acquisition by Blackstone

As previously announced, on June 7, 2021, the Company and the Operating Partnership entered into an agreement and plan of merger (“Merger Agreement”) with Volt Upper Holdings LLC, a Delaware limited liability company (“Parent”), Volt Lower Holdings LLC, a Delaware limited liability company (“Merger Sub I”), and Volt Acquisition LP, a Delaware limited partnership (“Merger Sub II”). Parent, Merger Sub I and Merger Sub II are affiliates of The Blackstone Group Inc. Pursuant to the Merger Agreement (i) Merger Sub II shall merge with and into the Operating Partnership (the “partnership merger”), with the Operating Partnership being the surviving entity, and immediately following the consummation of the partnership merger, (ii) the Company shall merge with and into Merger Sub I (the “Company merger”), with Merger Sub I being the surviving entity. Pursuant to the Merger Agreement the outstanding shares of common stock of the Company will be acquired for $78 per share in an all-cash transaction. In addition, (i) the outstanding shares of Series A Preferred Stock (other than shares owned by Parent, Merger Sub I or any subsidiary of Parent, the Company or Merger Sub I (such shares, “Excluded Shares”)) shall be automatically converted into the right to receive an amount in cash equal to $25.00 plus any accrued and unpaid dividends, without interest and (ii) the outstanding shares of Series B Preferred Stock (other than Excluded Shares) shall be automatically converted into one Series A preferred unit of Merger Sub I, which shall have terms materially the same as the Series B Preferred Stock.

The Company merger, partnership merger and the other transactions contemplated by the Merger Agreement (the “Merger Transactions”) are subject to customary closing conditions, including approval by the Company’s common stockholders at a special meeting to be held on August 26, 2021. The Merger Transactions are expected to close on the third business day after the conditions to closing are satisfied or waived, including approval of the Company’s stockholders of the merger and other transactions contemplated by the Merger Agreement. The Company can provide no assurances regarding whether the Merger Transactions will close as expected during the third quarter of 2021, or at all. The board of directors of the Company has unanimously approved the Merger Agreement, and has recommended approval of the merger, and the other transactions contemplated by the Merger Agreement, by the Company’s stockholders.
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
The extent to which COVID-19 may impact our and our customers’ operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity, variants or mutations of COVID-19, vaccine efficacy and rollout and other actions taken to contain COVID-19 or treat its impact, among others. The COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial performance, and results of operations and may exacerbate many of the risks identified under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
As a result of our diverse customer base, customer concentration in our portfolio is limited. As of June 30, 2021, only six of our more than 1,200 customers individually accounted for more than 3% of our monthly recurring revenue (“MRR”) (as defined below), with the largest customer accounting for approximately 14.6% of our MRR and the next largest customer accounting for 5.2% of our MRR.

Our Portfolio
As of June 30, 2021, our portfolio consisted of 28 owned and leased properties, including a property owned by an unconsolidated entity, with data centers located throughout the United States, Canada and Europe. The following table presents an overview of our portfolio of operating properties, based on information as of June 30, 2021:

			Net Rentable Square Feet (Operating NRSF) (1)
Properties	Year Acquired (2)	Gross Square Feet (3)	Raised Floor (4)	Office & Other (5)	Supporting Infrastructure (6)	Total	% Occupied (7)	Annualized Rent (8)	Available Utility Power (MW) (9)	Basis of Design ("BOD") NRSF (10)	Current Raised Floor as a % of BOD
Richmond, VA	2010	1,318,353	140,398	51,093	153,449	344,940	83.5%	$32,562,651	110	557,309	25%
Atlanta, GA (DC - 1)	2006	968,695	527,186	36,953	364,815	928,954	98.1%	123,084,878	72	527,186	100%
Irving, TX	2013	698,000	224,605	15,300	252,733	492,638	95.7%	57,374,515	140	275,701	81%
Princeton, NJ	2014	553,930	58,157	2,229	111,405	171,791	100.0%	10,558,271	22	158,157	37%
Atlanta, GA (DC - 2)	2020	495,000	99,118	9,250	90,870	199,238	98.2%	27,076,030	100	240,000	41%
Chicago, IL	2014	474,979	127,222	4,931	125,595	257,748	91.1%	27,632,743	56	215,855	59%
Ashburn, VA (DC - 1) (11)	2018	445,000	163,125	13,199	169,319	345,643	99.6%	24,842,959	50	178,000	92%
Suwanee, GA	2005	369,822	212,975	8,697	107,128	328,800	88.1%	59,776,332	36	212,975	100%
Piscataway, NJ	2016	360,000	118,263	19,243	116,289	253,795	95.0%	25,443,454	111	176,000	67%
Netherlands facilities (12)	2019	312,114	38,632	—	47,367	85,999	81.7%	8,295,561	92	158,000	24%
Ashburn, VA (DC - 2) (13)	2021	310,000	39,204	1,192	27,443	67,839	100.0%	—	50	169,664	23%
Fort Worth, TX	2016	261,836	71,147	17,232	125,794	214,173	67.0%	10,107,749	50	80,000	89%
Hillsboro, OR	2020	158,000	23,563	1,000	20,240	44,803	81.3%	4,380,684	30	85,000	28%
Santa Clara, CA (14)	2007	135,322	62,046	1,238	45,094	108,378	91.4%	25,944,154	11	80,940	77%
Sacramento, CA	2012	92,644	54,595	2,794	23,916	81,305	59.1%	11,671,128	8	54,595	100%
Dulles, VA (15)	2017	66,751	26,625	—	22,206	48,831	86.2%	13,267,724	13	44,545	60%
Leased facilities (16)	2006 & 2015	187,706	59,065	18,650	41,901	119,616	84.0%	22,277,731	10	79,717	74%
Other (17)	Misc.	147,435	22,380	98,674	30,074	151,128	79.8%	10,001,496	5	22,380	100%
		7,355,587	2,068,306	301,675	1,875,638	4,245,619	92.6%	$494,298,060	966	3,316,024	62%

New Property Development
Manassas, VA (DC - 2) (18)	2021	340,000	—	—	—	—	—%	—	—	160,000	—%

Unconsolidated Properties - at the Entity's 100% Share (19)
Manassas, VA (DC - 1)	2018	118,031	33,600	12,663	39,044	85,307	100.0%	11,164,640	135	66,324	51%

Total Properties		7,813,618	2,101,906	314,338	1,914,682	4,330,926	92.8%	$505,462,700	1,101	3,542,348	59%
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
(9)Represents installed utility power and transformation capacity that is available for use by the facility as of June 30, 2021.
(10)Represents the total sellable data center raised floor potential of the existing data center facility.
(11)This property was formerly known as “Ashburn, VA” but has been renamed “Ashburn, VA (DC - 1)” to distinguish between the existing data center and the recently developed data center shown as “Ashburn, VA (DC - 2).”
(12)Consists of two data centers located in Eemshaven, Netherlands and Groningen, Netherlands.
(13)Represents the recently developed data center in our Ashburn, VA market.
(14)Subject to long-term ground lease.
(15)Consists of one data center in Dulles, Virginia. The Dulles campus previously consisted of two data center buildings, however as of December 31, 2020, the Company relocated customers from the smaller and older facility to the new facility in order to optimize its operating cost structure.
(16)Includes 6 facilities. All facilities are leased, including one subject to a finance lease.
(17)Consists of Miami, FL; Lenexa, KS; and Overland Park, KS facilities.
(18)Represents the development of a new data center building at our Manassas, VA campus. The Manassas, VA (DC - 2) data center is 100% owned and consolidated by QTS and is separate from the Manassas, VA (DC - 1) data center that is owned by the unconsolidated entity.
(19)Represents our unconsolidated entity at 100% share. Our equity ownership of the unconsolidated entity is 50%.

Factors That May Influence Future Results of Operations and Cash Flows
Revenue. Our revenue growth will depend on our ability to maintain the historical occupancy rates of leasable raised floor, lease currently available space, lease new capacity that becomes available as a result of our development and redevelopment activities, attract new customers and continue to meet the ongoing technological requirements of our customers. As of June 30, 2021, we had in place customer leases generating revenue for approximately 93% of our leasable raised floor. Our ability to grow revenue also will be affected by our ability to maintain or increase rental and managed services rates at our properties. In addition, we also at times may elect to reclaim space from customers in a negotiated transaction where we believe that we can redevelop and/or re-lease that space at higher rates, which may cause a decrease in revenue until the space is re-leased.
Leasing Arrangements. As of June 30, 2021, approximately 54% of our MRR was attributable to the metered power model. Under the metered power model, the customer pays us a fixed monthly rent amount, plus reimbursement of certain other operating costs, including actual costs of sub-metered electricity used to power its data center equipment and an estimate of costs for electricity used to power supporting infrastructure for the data center, expressed as a factor of the customer’s actual electricity usage. Fluctuations in our customers’ utilization of power and the supplier pricing of power do not significantly impact our results of operations or cash flows under the metered power model. These leases generally have a minimum term of five years. As of June 30, 2021, the remaining approximately 46% of our MRR was attributable to the gross lease or managed service model. Under this model, the customer pays us a fixed amount on a monthly basis, and does not separately reimburse us for operating costs, including utilities, maintenance, repair, property taxes and insurance, as reimbursement for these costs is factored into MRR. However, if customers incur more utility costs than their leases permit, we are able to charge these customers for overages. For leases under the gross lease or managed service model, fluctuations in our customers’ utilization of power and the prices our utility providers charge us will impact our results of operations and cash flows. Our gross leases and managed services contracts generally have a term of three years or less.
Scheduled Lease Expirations. Our ability to minimize rental churn (which we define as MRR lost in the period from a customer intending to fully exit our platform in the near-term compared to the total MRR at the beginning of the period) and customer downgrades at renewal, combined with our ability to renew, lease and re-lease expiring space, will impact our results of operations and cash flows. Leases which have commenced billing representing approximately 15% and 24% of our total leased raised floor are scheduled to expire during the years ending December 31, 2021 (including all month-to-month leases) and 2022, respectively. These leases also represented approximately 19% and 28%, respectively, of our annualized rent as of June 30, 2021. Given that our average rent for larger contracts tend to be at or below market rent at expiration, as a general matter, based on current market conditions, we expect that expiring rents will generally be at or below the then-current market rents.
Acquisitions, Development, and Financing. Our revenue growth also will depend on our ability to acquire and redevelop and/or construct and subsequently lease data center space at favorable rates. We generally fund the cost of data center acquisition, construction and/or redevelopment from our net cash provided by operations, revolving credit facility, other unsecured and secured borrowings, joint ventures and/or the issuance of additional equity. We believe that we have sufficient access to capital to fund our development.
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
Regarding renewed leases signed, consistent with our strategy and business model, the renewal rates below reflect total MRR per square foot including all subscribed services. For comparability, we include only those leases where the square footage remained consistent before and after renewal. All customers with space changes are incorporated into new/modified leasing statistics and rates.
The following leasing and backlog statistics include results of the consolidated business as well as QTS’ 50% share of revenue from the unconsolidated entity, if any.

	Period	Number of Leases	Annualized rent per leased sq ft (1)	Incremental Annualized Rent (1), Net of Downgrades
New/Modified Leases Signed	Three Months Ended June 30, 2021	468	$277	$26,730,104
	Six Months Ended June 30, 2021	987	304	47,335,497

	Period	Number of Renewed Leases	Annualized rent (1) per leased sq ft	Annualized Rent (2)	Rent Change
Renewed Leases (2)	Three Months Ended June 30, 2021	113	$946	$14,586,804	7.4%
	Six Months Ended June 30, 2021	241	619	37,579,716	4.2%
_______________________
(1)We define annualized rent as MRR as of June 30, 2021, multiplied by 12.
(2)We define renewals as leases where the customer retains the same amount of space before and after renewals, which facilitates rate comparability.
The following tables outline the Company’s backlog (which represents MRR, excluding cost recoveries, for customer leases that have been signed but have not yet commenced as of period end) as of June 30, 2021, both on a GAAP rent and cash rent basis:

Backlog - GAAP rent (1)	2021	2022	Thereafter	Total
MRR	$2,995,732	$2,260,957	$2,200,005	$7,456,694
Incremental revenue (2)	10,766,155	20,174,110	26,400,060
Annualized revenue (3)	$35,948,784	$27,131,484	$26,400,060	$89,480,328

Backlog - Cash rent (1)	2021	2022	Thereafter	Total
MRR	$5,007,779	$3,661,320	$4,514,350	$13,183,449
Incremental revenue (2)	17,093,259	29,716,610	54,172,200
Annualized revenue (3)	$60,093,348	$43,935,840	$54,172,200	$158,201,388
______________________

(1)Includes our consolidated backlog balance in addition to backlog associated with the unconsolidated entity at QTS’ pro rata share of the backlog revenue. Of the $89.5 million backlog of annualized GAAP rent, approximately $3.1 million related to QTS’ pro rata share of backlog revenue associated with the unconsolidated entity. Of the $158.2 million backlog of annualized cash rent, approximately $3.6 million related to QTS’ pro rata share of backlog revenue associated with the unconsolidated entity.
(2)Incremental revenue represents the expected amount of recognized MRR for the business in the period based on when the backlog leases commence throughout the period.
(3)Annualized revenue represents the backlog MRR multiplied by 12, demonstrating how much recognized MRR would have been recognized if the backlog leases commencing in the period were in place for an entire year.
We estimate the remaining cost to provide the space, power, connectivity and other services to the customer contracts which had not billed as of June 30, 2021 to be approximately $391 million. This estimate generally includes customers with newly contracted space of more than 3,300 square feet of raised floor space. The space, power, connectivity and other services provided to customers that contract for smaller amounts of space is generally provided by utilizing existing space which was previously developed.
Results of Operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Changes in revenues and expenses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 are summarized below (unaudited and in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenues:
Rental	$150,807	$125,996	$24,811	20%
Other	4,413	5,644	(1,231)	(22)%
Total revenues	155,220	131,640	23,580	18%
Operating expenses:
Property operating costs	45,704	40,349	5,355	13%
Real estate taxes and insurance	5,788	4,106	1,682	41%
Depreciation and amortization	58,255	47,554	10,701	23%
General and administrative	24,476	21,391	3,085	14%
Transaction and integration costs	8,391	381	8,010	2,102%
Total operating expenses	142,614	113,781	28,833	25%
Operating income	12,606	17,859	(5,253)	(29)%
Other income and expense:
Interest income	1	2	(1)	(50)%
Interest expense	(7,452)	(6,924)	528	8%
Equity in net loss of unconsolidated entity	(705)	(590)	115	19%
Income before taxes	4,450	10,347	(5,897)	(57)%
Tax expense	(251)	(138)	113	82%
Net income	$4,199	$10,209	$(6,010)	(59)%
Revenues. Total revenues for the three months ended June 30, 2021 were $155.2 million compared to $131.6 million for the three months ended June 30, 2020. The increase of $23.6 million, or 18%, was largely attributable to growth in our hyperscale and hybrid colocation offerings primarily through increases in revenues at our Ashburn (DC - 1), Atlanta (DC - 1) and Chicago facilities, as well as the opening of our Atlanta (DC - 2) facility.
Property Operating Costs. Property operating costs for the three months ended June 30, 2021 were $45.7 million compared to property operating costs of $40.3 million for the three months ended June 30, 2020, an increase of $5.4 million, or 13%.

The breakdown of our property operating costs is summarized in the table below (unaudited and in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Property operating costs:
Direct payroll	$6,774	$6,939	$(165)	(2)%
Rent	2,436	2,717	(281)	(10)%
Repairs and maintenance	4,285	3,360	925	28%
Utilities	21,601	16,307	5,294	32%
Management fee allocation	5,701	4,828	873	18%
Other	4,907	6,198	(1,291)	(21)%
Total property operating costs	$45,704	$40,349	$5,355	13%
The increase in total property operating costs was primarily due to increased utilities expense, repairs and maintenance expense and management fee allocation resulting from ongoing company growth. The increase in utility costs was primarily driven by increased power utility expenses primarily at the Atlanta (DC - 1) and Suwanee facilities, as well as the opening of our Atlanta (DC - 2) facility. Offsetting these increases was a reduction in general bad debt reserves attributable to a higher level of bad debt expense in the prior year associated with the risk of a loss across our portfolio of lease receivables primarily related to customers that experienced business disruptions due to COVID-19 in the second quarter of 2020, which is included in the “Other” line item of the property operating costs table, as well as a reduction in rent expense primarily related to the exit of portions of leased facilities as customers churned, downgraded or migrated to our owned facilities.
Real Estate Taxes and Insurance. Real estate taxes and insurance for the three months ended June 30, 2021 were $5.8 million compared to $4.1 million for the three months ended June 30, 2020. The increase of $1.7 million, or 41%, was primarily attributable to an increase in real estate taxes associated with the in servicing of certain data center facilities and increased assessed property values at our Atlanta (DC - 1) and Fort Worth facilities.
Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2021 was $58.3 million compared to $47.6 million for the three months ended June 30, 2020. The increase of $10.7 million, or 23%, was primarily due to additional depreciation expense relating to an increase in assets placed in service at our Ashburn (DC - 1), Chicago and Irving facilities, as well as the opening of our Atlanta (DC - 2) facility.
General and Administrative Expenses. General and administrative expenses were $24.5 million for the three months ended June 30, 2021 compared to $21.4 million for the three months ended June 30, 2020, an increase of $3.1 million, or 14%. The increase was primarily attributable to an increase in total compensation expense, the majority of which related to increased equity-based compensation expense associated with the growth of the Company and anticipated achievement of certain performance metrics of outstanding equity awards, as well as an increase in expenses related to travel and corporate events following limited activity in the prior year due to COVID-19.
Transaction and Integration Costs. Transaction and integration costs were $8.4 million for the three months ended June 30, 2021, compared to $0.4 million for the three months ended June 30, 2020. The increase of $8.0 million was primarily attributable to transaction costs recognized during the three months ended June 30, 2021 associated with the potential pending merger. See the "Pending Acquisition by Blackstone" section above for further details.
Interest Expense. Interest expense for the three months ended June 30, 2021 was $7.5 million compared to $6.9 million for the three months ended June 30, 2020. The increase in interest expense was primarily attributable to an increase in our average total debt balance from the prior period, partially offset by a decrease in our average interest rates from the prior period.
Equity in net loss of unconsolidated entity. This represents equity in earnings (loss) of our unconsolidated entity formed during the first quarter of 2019 that owns our Manassas (DC - 1) data center. Equity in net loss was $0.7 million for the three months ended June 30, 2021, which remained consistent with a net loss of $0.6 million for the three months ended June 30, 2020.
Tax Expense. Tax expense for the three months ended June 30, 2021 was $0.3 million which remained consistent when compared to $0.1 million of tax expense for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Changes in revenues and expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 are summarized below (unaudited and in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenues:
Rental	$295,115	$246,077	$49,038	20%
Other	8,837	11,855	(3,018)	(25)%
Total revenues	303,952	257,932	46,020	18%
Operating expenses:
Property operating costs	91,988	81,130	10,858	13%
Real estate taxes and insurance	10,810	8,017	2,793	35%
Depreciation and amortization	113,761	92,624	21,137	23%
General and administrative	48,117	42,074	6,043	14%
Transaction and integration costs	9,907	597	9,310	1,559%
Total operating expenses	274,583	224,442	50,141	22%
Operating income	29,369	33,490	(4,121)	(12)%
Other income and expense:
Interest income	1	2	(1)	(63)%
Interest expense	(15,600)	(14,086)	1,514	11%
Other income	—	159	(159)	(100)%
Equity in net loss of unconsolidated entity	(1,264)	(1,267)	(3)	0%
Income before taxes	12,506	18,298	(5,792)	(32)%
Tax benefit (expense)	(389)	31	420	(1,355)%
Net income	$12,117	$18,329	$(6,212)	(34)%
Revenues. Total revenues for the six months ended June 30, 2021 were $304.0 million compared to $257.9 million for the six months ended June 30, 2020. The increase of $46.0 million, or 18%, was largely attributable to growth in our hyperscale and hybrid colocation offerings primarily through increases in revenues at our Ashburn (DC - 1), Atlanta (DC - 1) and Chicago facilities, as well as the opening of our Atlanta (DC - 2) facility.
Property Operating Costs. Property operating costs for the six months ended June 30, 2021 were $92.0 million compared to property operating costs of $81.1 million for the six months ended June 30, 2020, an increase of $10.9 million, or 13%.
The breakdown of our property operating costs is summarized in the table below (unaudited and in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Property operating costs:
Direct payroll	$13,764	$13,467	$297	2%
Rent	4,835	5,466	(631)	(12)%
Repairs and maintenance	8,697	6,699	1,998	30%
Utilities	42,581	31,295	11,286	36%
Management fee allocation	11,178	9,505	1,673	18%
Other	10,933	14,698	(3,765)	(26)%
Total property operating costs	$91,988	$81,130	$10,858	13%

The increase in total property operating costs was primarily due to increased utilities expense, repairs and maintenance expense, management fee allocation and direct payroll costs resulting from ongoing company growth. The increase in utility costs was primarily driven by increased power utility expenses primarily at the Atlanta (DC - 1), Suwanee and Chicago facilities, as well as the opening of our Atlanta (DC - 2) facility. Offsetting these increases was a reduction in general bad debt reserves attributable to a higher level of bad debt expense in the prior year associated with the risk of a loss across our portfolio of lease receivables primarily related to customers that experienced business disruptions due to COVID-19 in the first and second quarters of 2020, which is included in the “Other” line item of the property operating costs table, as well as a reduction in rent expense primarily related to the exit of portions of leased facilities as customers churned, downgraded or migrated to our owned facilities.
Real Estate Taxes and Insurance. Real estate taxes and insurance for the six months ended June 30, 2021 were $10.8 million compared to $8.0 million for the six months ended June 30, 2020. The increase of $2.8 million, or 35%, was primarily attributable to an increase in real estate taxes associated with the in servicing of certain data center facilities and increased assessed property values at our Atlanta (DC - 1), Ashburn (DC - 1) and Fort Worth facilities.
Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2021 was $113.8 million compared to $92.6 million for the six months ended June 30, 2020. The increase of $21.1 million, or 23%, was primarily due to additional depreciation expense relating to an increase in assets placed in service at our Ashburn (DC - 1), Chicago, Irving and Atlanta (DC - 1) facilities, as well as the opening of our Atlanta (DC - 2) facility.
General and Administrative Expenses. General and administrative expenses were $48.1 million for the six months ended June 30, 2021 compared to $42.1 million for the six months ended June 30, 2020, an increase of $6.0 million, or 14%. The increase was primarily attributable to an increase in total compensation expense, the majority of which related to increased equity-based compensation expense associated with the growth of the Company and anticipated achievement of certain performance metrics of outstanding equity awards, as well as increases in charitable contributions and software licenses.
Transaction and Integration Costs. Transaction and integration costs were $9.9 million for the six months ended June 30, 2021, compared to $0.6 million for the six months ended June 30, 2020. The increase of $9.3 million was primarily attributable to transaction costs recognized during the six months ended June 30, 2021 associated with the potential pending merger. See the "Pending Acquisition by Blackstone" section above for further details.
Interest Expense. Interest expense for the six months ended June 30, 2021 was $15.6 million compared to $14.1 million for the six months ended June 30, 2020. The increase in interest expense was primarily attributable to an increase in our average total debt balance from the prior period as well as a lower level of capitalized interest during the current period, which was driven by a reduction in interest rates.
Other Income. Other income represents the impact of foreign currency exchange rate fluctuations on the value of our net investments in foreign subsidiaries whose functional currencies are other than the U.S. Dollar. We recognized no foreign currency gain (loss) related to our investment in the Netherlands facilities during the six months ended June 30, 2021. Prior to February 2020, gains or losses from foreign currency transactions related to our investment in the Netherlands facilities were included in determining net income (loss). In February 2020, we entered into a net investment hedge which resulted in gains or losses subsequently being recognized in Other Comprehensive Income (Loss).
Equity in net loss of unconsolidated entity. This represents equity in earnings (loss) of our unconsolidated entity formed during the first quarter of 2019 that owns our Manassas (DC - 1) data center. Equity in net loss was $1.3 million for the six months ended June 30, 2021, which remained consistent with a net loss of $1.3 million for the six months ended June 30, 2020.
Tax Benefit (Expense). Tax expense for the six months ended June 30, 2021 was $0.4 million which remained consistent when compared to less than $0.1 million of tax benefit for the six months ended June 30, 2020.

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
A reconciliation of net income to FFO, Operating FFO and Adjusted Operating FFO is presented below (unaudited and in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
FFO
Net income	$4,199	$10,209	12,117	$18,329
Equity in net loss of unconsolidated entity	705	590	1,264	1,267
Real estate depreciation and amortization	55,044	44,196	107,673	85,896
Pro rata share of FFO from unconsolidated entity	474	399	931	677
FFO (1)	60,422	55,394	121,985	106,169
Preferred stock dividends	(7,045)	(7,045)	(14,090)	(14,090)
FFO available to common stockholders & OP unit holders	53,377	48,349	107,895	92,079

Transaction and integration costs	8,391	381	9,907	597
Operating FFO available to common stockholders & OP unit holders (2)	61,768	48,730	117,802	92,676

Maintenance capital expenditures	(2,337)	(4,220)	(4,041)	(5,882)
Leasing commissions paid	(11,491)	(6,805)	(20,951)	(15,803)
Amortization of deferred financing costs	1,129	991	2,259	1,978
Non real estate depreciation and amortization	3,212	3,358	6,088	6,728
Straight-line rent revenue and expense and other	(7,916)	(5,702)	(15,525)	(9,457)
Tax expense (benefit) from operating results	251	138	389	(31)
Equity-based compensation expense	7,311	6,082	14,167	10,957
Adjustments for unconsolidated entity	51	(88)	97	(22)
Adjusted Operating FFO available to common stockholders & OP unit holders (2)	$51,978	$42,484	$100,285	$81,144
_______________________
(1)No gains, losses or impairment write-downs associated with assets incidental to our primary business were incurred during the three and six months ended June 30, 2021 and 2020.
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
A reconciliation of total GAAP revenues to recognized MRR in the period and MRR at period end is presented below (unaudited and in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Recognized MRR in the period
Total period revenues (GAAP basis)	$155,220	$131,640	$303,952	$257,932
Less: Total period variable lease revenue from recoveries	(17,692)	(12,528)	(33,820)	(24,803)
Total period deferred setup fees	(7,241)	(4,520)	(13,677)	(8,444)
Total period straight-line rent and other	(10,456)	(9,327)	(22,079)	(17,359)
Recognized MRR in the period	$119,831	$105,265	$234,376	$207,326

MRR at period end
Total period revenues (GAAP basis)	$155,220	$131,640	$303,952	$257,932
Less: Total revenues excluding last month	(102,328)	(87,538)	(251,060)	(213,830)
Total revenues for last month of period	52,892	44,102	52,892	44,102
Less: Last month variable lease revenue from recoveries	(6,358)	(4,350)	(6,358)	(4,350)
Last month deferred setup fees	(2,548)	(1,533)	(2,548)	(1,533)
Last month straight-line rent and other	(2,794)	(2,480)	(2,794)	(2,480)
Add: Pro rata share of MRR at period end of unconsolidated entity	465	352	465	352
MRR at period end (1)	$41,657	$36,091	$41,657	$36,091
_______________________
(1)Does not include our backlog of cash rent balance, which was $7.5 million and $9.3 million as of June 30, 2021 and 2020, respectively.
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

A reconciliation of net income to NOI is presented below (unaudited and in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Operating Income (NOI)
Net income	$4,199	$10,209	$12,117	$18,329
Equity in net loss of unconsolidated entity	705	590	1,264	1,267
Interest income	(1)	(2)	(1)	(2)
Interest expense	7,452	6,924	15,600	14,086
Depreciation and amortization	58,255	47,554	113,761	92,624
Other (income) expense	—	—	—	(159)
Tax expense (benefit)	251	138	389	(31)
Transaction and integration costs	8,391	381	9,907	597
General and administrative expenses	24,476	21,391	48,117	42,074
NOI from consolidated operations (1)	$103,728	$87,185	$201,154	$168,785
Pro rata share of NOI from unconsolidated entity	1,115	927	2,248	1,771
Total NOI (1)	$104,843	$88,112	$203,402	$170,556
_______________________
(1)Includes facility level general and administrative allocation charges of 4% of cash revenue for all facilities. These allocated charges aggregated to $5.7 million and $4.8 million for the three months ended June 30, 2021 and 2020, respectively, and $11.2 million and $9.5 million for the six months ended June 30, 2021 and 2020, respectively.
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

A reconciliation of net income to EBITDAre and Adjusted EBITDA is presented below (unaudited and in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
EBITDAre and Adjusted EBITDA
Net income	$4,199	$10,209	$12,117	$18,329
Equity in net loss of unconsolidated entity	705	590	1,264	1,267
Interest income	(1)	(2)	(1)	(2)
Interest expense	7,452	6,924	15,600	14,086
Tax expense (benefit)	251	138	389	(31)
Depreciation and amortization	58,255	47,554	113,761	92,624
Pro rata share of EBITDAre from unconsolidated entity	1,100	924	2,206	1,743
EBITDAre (1)	71,961	66,337	$145,336	$128,016

Equity-based compensation expense	7,311	6,082	14,167	10,957
Transaction, integration and implementation costs	8,391	381	9,907	597
Adjusted EBITDA	$87,663	$72,800	$169,410	$139,570
_______________________
(1)No gains, losses or impairment write-downs associated with assets incidental to our primary business were incurred during the three and six months ended June 30, 2021 and 2020.

Liquidity and Capital Resources

The Merger Agreement contains provisions which restrict or prohibit certain capital expenditures without the consent of the Parent as well as certain capital transactions typically used to fund our short and long-term liquidity requirements. Until the Merger Transactions close, or the Merger Agreement is terminated, our liquidity requirements will primarily be funded by our cash flow from operations and certain other capital activities allowed under the Merger Agreement. In particular, we are subject to various restrictions under the Merger Agreement on raising additional capital, assuming additional debt, issuing additional equity or debt, repurchasing equity, and entering into certain acquisition, disposition and leasing transactions, among other restrictions, subject to the restrictions under the Merger Agreement.
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
We incurred $453.4 million of capital expenditures during the six months ended June 30, 2021. A significant portion of our future capital expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of expenditures may vary. In addition, the amount and timing of future capital expenditures may vary if the Merger Transactions close as expected.

We expect to meet capital expenditures requirements and our other short-term liquidity needs through operating cash flow, cash and cash equivalents and borrowings under our credit facilities. The funding to meet short term liquidity needs may vary if the Merger Transactions close as expected. The Company is subject to restrictions on equity issuances, other capital markets activities and sales of interests in certain projects into unconsolidated entities pursuant to the terms of the Merger Agreement.

Our cash paid for capital expenditures for the six months ended June 30, 2021 and 2020 are summarized in the table below (unaudited and in thousands):

	Six Months Ended June 30,
	2021	2020
Development	$386,438	$321,639
Acquisitions	27,154	1,797
Maintenance capital expenditures	4,041	5,882
Other capital expenditures (1)	62,922	50,134
Total capital expenditures	$480,555	$379,452
_______________________
(1)Represents capital expenditures for capitalized interest, commissions, personal property, overhead costs and corporate fixed assets. Corporate fixed assets primarily relate to construction of corporate offices, leasehold improvements and product related assets.
Long-Term Liquidity

Our long-term liquidity needs primarily consist of funds for property acquisitions, scheduled debt maturities and interest payments, funding payments for finance leases, recurring and non-recurring capital expenditures, and dividend payments on our common stock, Series A Preferred Stock and Series B Preferred Stock. We may also pursue new developments and additional redevelopment of our data centers and future redevelopment of other space in our portfolio. We may also pursue development on land we own that is available at multiple data center properties in our portfolio. The development and/or redevelopment of this space, including timing, is at our discretion and will depend on a number of factors, including availability of capital and our estimate of the demand for data center space in the applicable market. We expect to meet our long-term liquidity needs with net cash provided by operations, incurrence of additional long-term indebtedness, borrowings under our revolving credit facility, and distributions from our unconsolidated entity, subject to prevailing market conditions, as discussed below. The Company is subject to restrictions on equity issuances, other capital markets activities and sales of interests in certain projects into unconsolidated entities pursuant to the terms of the Merger Agreement. Our long-term liquidity needs will be different if the Merger Transactions close as expected.
Equity
In June 2019, we established an “at-the-market” equity offering program (the “Prior ATM Program”) pursuant to which we could issue, from time to time, up to $400 million of our Class A common stock, $0.01 par value per share (the “Class A common stock”), which could include shares to be sold on a forward basis. During the three months ended March 31, 2021, we settled the remaining shares subject to the forward sale agreements under the Prior ATM Program.
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

The Company is subject to restrictions on the issuance of Class A common stock pursuant to the terms of the Merger Agreement without Parent’s consent. In June 2020, we conducted an underwritten offering of 4,400,000 shares of our common stock on a forward basis. During the three months ended March 31, 2021, we settled a portion of the 4,400,000 shares subject to the forward sales agreements.
During the three months ended June 30, 2021, we settled 8.2 million shares sold on a forward basis, representing all remaining outstanding forward stock sales from the Current ATM Program and the June 2020 underwritten offering, generating net proceeds of approximately $490.9 million.

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
Cash
As of June 30, 2021, our cash and cash equivalents balance was $28.1 million.
Dividends and Distributions
The following tables present quarterly cash dividends and distributions paid to our common and preferred stockholders for the six months ended June 30, 2021 and 2020:

Six Months Ended June 30, 2021
Record Date	Payment Date	Per Share Rate	Aggregate Dividend/Distribution Amount (in millions)
Common Stock
March 19, 2021	April 6, 2021	$0.50	$35.7
December 22, 2020	January 7, 2021	$0.47	33.4
			$69.1

Series A Preferred Stock
March 31, 2021	April 15, 2021	$0.45	$1.9
December 31, 2020	January 15, 2021	$0.45	1.9
			$3.8

Series B Preferred Stock
March 31, 2021	April 15, 2021	$1.63	$5.1
December 31, 2020	January 15, 2021	$1.63	5.1
			$10.2

Six Months Ended June 30, 2020
Record Date	Payment Date	Per Share Rate	Aggregate Dividend/Distribution Amount (in millions)
Common Stock
March 20, 2020	April 7, 2020	$0.47	$31.5
December 20, 2019	January 7, 2020	$0.44	28.6
			$60.1

Series A Preferred Stock
March 31, 2020	April 15, 2020	$0.45	$1.9
December 31, 2019	January 15, 2020	$0.45	1.9
			$3.8
Series B Preferred Stock
March 31, 2020	April 15, 2020	$1.63	$5.1
December 31, 2019	January 15, 2020	$1.63	5.1
			$10.2

Additionally, subsequent to June 30, 2021, we paid the following dividends:
•On July 7, 2021, we paid our regular quarterly cash dividend of $0.50 per common share to stockholders of record as of the close of business on June 18, 2021.
•On July 15, 2021, we paid a quarterly cash dividend of approximately $0.45 per share on our Series A Preferred Stock to holders of Series A Preferred Stock of record as of the close of business on June 30, 2021.
•On July 15, 2021, we paid a quarterly cash dividend of approximately $1.63 per share on our Series B Preferred Stock to holders of Series B Preferred Stock of record as of the close of business on June 30, 2021.
Indebtedness
Below is a listing of our outstanding debt, including finance leases, as of June 30, 2021 and December 31, 2020 (in thousands):

	Weighted Average Effective Interest Rate at June 30, 2021 (1)	Maturity Date	June 30, 2021	December 31, 2020
	(unaudited)		(unaudited)
Unsecured Credit Facility
Revolving Credit Facility	1.35%	December 17, 2023	$95,156	$392,337
Term Loan A	3.26%	December 17, 2024	225,000	225,000
Term Loan B	3.30%	April 27, 2025	225,000	225,000
Term Loan C	3.46%	October 18, 2026	250,000	250,000
Term Loan D	1.45%	January 15, 2026	250,000	250,000
3.875% Senior Notes	3.88%	October 1, 2028	500,000	500,000
Finance Leases	4.36%	2031 - 2041	42,395	41,718
	3.12%		1,587,551	1,884,055
Less net debt issuance costs			(13,307)	(14,562)
Total outstanding debt, net			$1,574,244	$1,869,493
_________________________
(1)The coupon interest rates associated with Term Loan A, Term Loan B, and Term Loan C incorporate the effects of our interest rate swaps in effect as of June 30, 2021.
As of June 30, 2021, we had availability under our $1.0 billion revolving credit facility of $901.3 million, excluding $500.0 million of availability through the unsecured credit facility's accordion feature.
As of June 30, 2021, we were in compliance with all of our covenants of our debt agreements.
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

Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2021 including the future non-cancellable minimum rental payments required under operating leases and the maturities and scheduled principal repayments of indebtedness and other agreements (unaudited and in thousands):

Obligations (1)	2021	2022	2023	2024	2025	Thereafter	Total
Operating Leases	$4,968	$10,266	$10,393	$8,317	$8,036	$40,872	$82,852
Finance Leases	1,400	3,007	3,283	3,574	3,883	27,248	42,395
Future Principal Payments of Indebtedness (2)	—	—	95,156	225,000	225,000	1,000,000	1,545,156
Total (3)	$6,368	$13,273	$108,832	$236,891	$236,919	$1,068,120	$1,670,403
_______________________
(1)Contractual obligations do not include our energy power purchase agreements as QTS has the ability to sell unused capacity back to the utility provider.
(2)Does not include the related debt issuance costs on the 3.875% Senior Notes, the related debt issuance costs on the term loans reflected at June 30, 2021, nor the letters of credit outstanding aggregating to $3.5 million as of June 30, 2021 under our unsecured credit facility.
(3)Total obligations amount does not include contractual interest that we are required to pay on our long-term debt obligations.

Off-Balance Sheet Arrangements
On February 22, 2019, we entered into an agreement with Alinda, an infrastructure investment firm, with respect to our Manassas (DC - 1) data center, as described above under “Factors That May Influence Future Results of Operations and Cash Flows.” As of June 30, 2021, our pro rata share of mortgage debt of the unconsolidated entity, excluding deferred financing costs, was approximately $57.3 million, all of which is subject to forward interest rate swap agreements. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for information on the Company’s interest rate swaps.
Cash Flows
Cash flow for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 are summarized below (unaudited and in thousands):

	Six Months Ended June 30,
	2021	2020
Cash flow provided by (used for):
Operating activities	$148,375	$133,366
Investing activities	(468,645)	(379,452)
Financing activities	328,264	246,454
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Cash flow provided by operating activities was $148.4 million for the six months ended June 30, 2021 compared to $133.4 million for the six months ended June 30, 2020. There was an increase in cash operating income of $15.2 million from the prior period primarily related to our expansion of certain data centers and leasing activity, partially offset by a decrease in cash flow associated with net changes in working capital of $0.2 million primarily related to changes in rents and other receivables and deferred income.
Cash flow used for investing activities increased by $89.2 million to $468.6 million for the six months ended June 30, 2021, compared to $379.5 million for the six months ended June 30, 2020. The increase was due primarily to an increase in additions to property and equipment of $75.7 million due to increased leasing activity over the past year.
Cash flow provided by financing activities increased by $81.8 million to $328.3 million for the six months ended June 30, 2021, compared to $246.5 million for the six months ended June 30, 2020. The increase was primarily due to higher net equity proceeds received of $572.8 million, partially offset by lower net borrowings under our unsecured credit facility of $483.9 million.

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
Distribution Policy

To satisfy the requirements to qualify as a REIT, and to avoid paying tax on our income, QTS intends to continue to make regular quarterly distributions of all, or substantially all, of its REIT taxable income (excluding net capital gains) to its stockholders. The Merger Agreement restricts our ability to pay dividends on our capital stock, however, we are permitted to pay quarterly dividends on (i) our common stock with record dates consistent with historical record dates for fiscal year 2020 (or the next business day if not a business day) that do not exceed $0.50 per share per dividend and (ii) our Series A Preferred Stock of up to $0.4453125 per share per dividend and on our Series B Preferred Stock of up to $1.625 per share per dividend, in each case, with record dates consistent with historical record dates for fiscal year 2020 (or the next business day if not a business day).
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

As of June 30, 2021, we had interest rate swap agreements in place with an aggregate notional amount of $700 million. The forward swap agreements effectively fix the interest rate on $700 million of term loan borrowings, $225 million of swaps allocated to Term Loan A, $225 million allocated to Term Loan B and $250 million allocated to Term Loan C, through the current maturity dates of the respective term loans.
As of June 30, 2021, after consideration of interest rate swaps in effect, we had outstanding $345.2 million of consolidated indebtedness that bore interest at variable rates, which was comprised of the revolving portion of the unsecured credit facility as well as Term Loan D.
We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 1% change in year-end interest rates. A 1% increase in interest rates would increase the interest costs on the $345.2 million of variable indebtedness outstanding as of June 30, 2021 by approximately $3.1 million annually. Conversely, a decrease in the LIBOR rate to 0.00% would decrease the interest costs on this $345.2 million of variable indebtedness outstanding by approximately $0.1 million annually based on the one month LIBOR rate of approximately 0.10% as of June 30, 2021.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”) which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. Subsequently, in November 2020, the Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced that it intends to extend the cessation date for most LIBOR tenors to June 30, 2023. In March 2021, the administrator of LIBOR announced that the publication of LIBOR will cease for all GBP, EUR, CHF and JPY LIBOR settings and the one-week and two-month USD LIBOR settings immediately after December 31, 2021. It will stop publishing all remaining USD LIBOR settings (i.e. the overnight and the one-, three-, six- and 12-month settings) based on bank submissions immediately after June 30, 2023. The Company currently has contracts consisting of the unsecured credit facility and the forward interest rate swap agreements, described above, that are indexed to LIBOR that will be discontinued after June 30, 2023 and is monitoring and evaluating the related risks, which may include higher interest on loans, conversion to the base rate at the option of the respective agent and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. Due to the extension noted above, we currently expect that all of our contracts indexed to LIBOR will be required to be transitioned to an alternative rate by June 30, 2023. However, it is possible that LIBOR may be discontinued earlier. If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. Transitioning to an alternative rate may be challenging for some instruments, as they may require negotiation with the respective counterparty.
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
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures for the period ended June 30, 2021, conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that QTS’ disclosure controls and procedures are effective to ensure that information required to be disclosed by QTS in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting
There were no changes in QTS’ internal control over financial reporting during the period ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, QTS’ internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings

Four putative stockholder lawsuits, captioned Stein v. QTS Realty Trust, Inc., et al. (filed July 9, 2021, Southern District of New York), Waterman v. QTS Realty Trust, Inc. et al., (filed July 15, 2021, Southern District of New York), Reisbick v. QTS Realty Trust, Inc. et al. (filed July 26, 2021, Southern District of New York), and Hardwick v. QTS Realty Trust, Inc. et al (filed August 4, 2021, Southern District of New York) have been filed against the Company and the individual members of the Company’s board of directors. The complaints assert claims for violation of Section 14(a) and Rule 14a-9 promulgated under the Exchange Act based on allegations that the preliminary proxy statement on Schedule 14A filed by the Company with the SEC on July 8, 2021 regarding the approval of the Company merger and the other transactions contemplated by the Merger Agreement, among other things, omits certain material information. The complaints also assert control person claims under Section 20(a) of the Exchange Act against the Company’s board of directors.

Among other remedies, the plaintiffs in such matters are seeking to enjoin the mergers. The results of complex legal proceedings are difficult to predict, and could delay or prevent the mergers from becoming effective in a timely manner. Although the ultimate outcome of these matters cannot be predicted with certainty, the Company believes that these lawsuits are without merit and intends to defend against these actions vigorously.

Additionally, in the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on us.
ITEM 1A. Risk Factors
Except as set forth below, as of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021, which is accessible on the SEC’s website at www.sec.gov.
•The Merger Transactions may not be completed on the terms or timeline currently contemplated or at all.
◦The completion of the Merger Transactions are subject to certain conditions, including (i) approval by our common stockholders; (ii) receipt by Parent and Merger Sub I of an opinion that we have been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended, since the taxable year ended December 31, 2009; and (iii) other closing conditions set forth in the Merger Agreement. While it is currently anticipated that the Merger Transactions will be completed in the third quarter of 2021 (within three business days after the satisfaction or waiver of the conditions to closing, including the approval of the Merger Transactions by the stockholders of the Company), there can be no assurance that such conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied.

•If the Merger Transactions are completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company.
◦The Merger Agreement provides for the Company’s common stockholders of record to receive cash consideration of $78.00 per share, without interest, upon closing of the Merger Transactions. If the Merger Transactions are consummated, common stockholders will no longer hold interests in the Company and, therefore, will not be entitled to benefit from any potential future appreciation in the value of the Company. In the absence of the Merger Transactions, the Company could have various opportunities to enhance its value, including, but not limited to, entering into a transaction that values the shares of common stock higher than the value provided for in the Merger Agreement. Therefore, if the Merger Transactions are completed, stockholders will forgo future appreciation, if any, in the value of the Company and the opportunity to participate in any other potential transactions that may have resulted in a higher price per share than the price to be paid in the Merger Transactions.

•If the Merger Transactions are not consummated by December 7, 2021, or in certain other circumstances, either of us or Parent may terminate the Merger Agreement.
◦We or Parent may terminate the Merger Agreement if the Merger Transactions have not been consummated by December 7, 2021. We or Parent also may terminate the Merger Agreement (i) by mutual written consent; (ii) if there is a final and non-appealable order permanently restraining, enjoining or otherwise prohibiting consummation of the Merger Transactions; (iii) if our common stockholders fail to approve the Merger

Transactions; (iv) if the other party has breached its representations or covenants in a way that would prevent satisfaction of a closing condition by December 7, 2021; (v) with respect to us, and in accordance with the Merger Agreement, in order to enter into certain superior proposals; or (vi) with respect to Parent, if our Board of Directors has made a change in its recommendation to our stockholders in accordance with the Merger Agreement that they vote in favor of the Merger Transactions.

•The Merger Transactions may not be completed, which may adversely affect our business and could negatively affect our stock price.
◦If the Merger Transactions are not completed for any reason, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Merger Transactions will be completed and the related benefits will be realized. We may also be subject to additional risks if the Merger Transactions are not completed, including:
▪the requirement in the Merger Agreement that, under certain circumstances, we pay Parent a termination fee of $220 million;
▪incurring substantial costs related to the Merger Transactions, such as legal, accounting, financial advisory and integration costs that have already been incurred or will continue to be incurred until closing;
▪reputational harm including relationships with customers and business partners due to the adverse perception of any failure to successfully complete the Merger Transactions; and
▪potential disruption to our business and distraction of our workforce and management team to pursue other opportunities that could be beneficial to the Company, in each case without realizing any of the benefits of having the Merger Transactions completed.

•The pendency of the Merger Transactions could adversely affect our business and operations, including with customers, and may result in the departure of key personnel.
◦The pendency of the Merger Transactions could adversely affect our business and operations and may result in the departure of key personnel. In connection with the Merger Transactions, some of our customers and business partners may delay or defer decisions or may end their relationships with us, which could negatively affect our revenues, earnings and cash flows, regardless of whether the Merger Transactions are completed. In addition, due to operating restrictions in the Merger Agreement, the Company may be unable, during the pendency of the Merger Transactions to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial. Similarly, our current and prospective employees may experience uncertainty about their future roles with us following the Merger Transactions, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger Transactions.

•The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.
◦The Merger Agreement contains provisions that, subject to limited exceptions, restrict the Company’s ability to solicit or negotiate any alternative acquisition proposal. With respect to any written, bona fide acquisition proposal that the Company receives, Parent generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before the Company’s board of directors may withdraw or modify its recommendation to stockholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal. Upon termination of the Merger Agreement under circumstances relating to an acquisition proposal, the Company may be required to pay a termination fee of $220 million to Parent.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company’s business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the market value proposed to be received or realized in the Merger Transactions, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.

•The Chairman of our Board of Directors and our executive officers have interests in seeing the Merger Transactions completed that are different from, or in addition to, those of our other stockholders.

The Chairman of our Board of Directors and our executive officers have interests in the Merger Transactions that are different from other stockholders of the Company. Some of these interests include:
◦Immediately prior to the effective time of the Company merger (the “Effective Time”), each option to acquire a share of Class A common stock (an “option”) that is outstanding immediately prior to the Effective Time will be cancelled in exchange for a cash payment in an amount equal to (1) the number of shares of common stock subject to the option immediately prior to the Effective Time multiplied by (2) the excess (if any) of $78 over the per share exercise price applicable to the option (less any applicable income and employment withholding taxes). However, if the exercise price of an option exceeds $78, then such option will be cancelled for no consideration.
◦Immediately prior to the Effective Time, each award of restricted shares of Class A common stock (a “restricted share award”) that is outstanding immediately prior to the Effective Time will be cancelled in exchange for a cash payment in an amount equal to the number of shares of common stock subject to the restricted share award immediately prior to the Effective Time multiplied by $78 (less any applicable income and employment withholding taxes).
◦Immediately prior to the Effective Time, each TSR Unit or FFO Unit that is outstanding immediately prior to the Effective Time, will automatically become earned and vested with respect to that number of shares of Class A common stock subject to such performance units (including any related accrued dividend equivalents awarded with respect to performance units that were deemed reinvested in additional shares of Class A common stock in accordance with the applicable award agreement governing such units) determined in accordance with the terms of the applicable award agreement, which, in the case of TSR Units is based on the achievement of the applicable performance goals as measured from the beginning of the applicable performance period through the date immediately prior to the closing date, and, in the case of FFO Units, is deemed earned at the target number of shares subject to the award; provided that the FFO Units granted in 2020 will vest at the maximum level of performance, unless otherwise determined as further described in Note 9 of the notes to the financial statements included in this quarterly report on Form 10-Q, and TSR Units granted to the Company’s Chairman and Chief Executive Officer, Chad L. Williams, will be earned and vested at the greater of (x) target level or (y) the level of actual achievement of the applicable performance goals set forth in the applicable award agreement as measured from the beginning of the applicable performance period through the date immediately prior to the closing date. At the Effective Time, earned performance units will be cancelled in exchange for a cash payment (without interest) in an amount equal to the number of earned units multiplied by $78 (less any applicable income and employment withholding taxes). For additional details see Note 9 of the notes to the financial statements included in this quarterly report on Form 10-Q.
◦As required by the Merger Agreement, we will exercise our right to convert each vested Class O LTIP unit into a number of Class A units determined in accordance with the partnership agreement, effective immediately prior to the partnership merger effective time. Each such Class A partnership unit will be treated as a Class A partnership unit, which will be converted into, and be canceled in exchange for, the right to receive $78.00 per unit in cash, without interest, unless the holder of such Class A partnership unit elects to retain such Class A partnership unit in accordance with the Merger Agreement.

The estimated value of the payments that will be made to our current and certain former executive officers that are named executive officers at the Effective Time in respect of their outstanding options, restricted share awards and performance units is approximately $101,000,000, which is based on the number of outstanding awards held by such officers as of July 15, 2021 and based on the terms of the applicable award agreements and the Merger Agreement.

In addition, we are party to employment agreements with current and former executive officers that provide for severance benefits upon a severance-qualifying termination of employment. The severance benefits will be subject to the executive officer’s execution and non-revocation of a release of claims against the Company and compliance with restrictive covenants.

•An adverse judgment in one or more lawsuits challenging the Merger Transactions may prevent the transaction from becoming effective or from becoming effective within the expected timeframe.
◦The Company and the members of our board of directors have been named as defendants in four putative stockholder lawsuits challenging the Merger Transactions. Each lawsuit generally seeks, among other things, to enjoin the defendants from proceeding with the stockholder vote on the Merger Transactions at the special meeting or consummating the Merger Transactions unless and until the Company discloses the allegedly omitted information. Each complaint also seeks damages allegedly suffered by the plaintiffs as a result of the asserted omission, as well as related attorneys’ fees and expenses. The defendants believe that all of the allegations against them lack merit and intend to defend against the lawsuits vigorously.

Stockholders may file additional lawsuits challenging the Merger Transactions or the other transactions contemplated by the Merger Agreement, which may name the Company, members of the board of directors or others as defendants. No assurance can be made as to the outcome of such lawsuits or the lawsuits described above, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger Transactions on the agreed-upon terms, such an injunction may delay the completion of the transaction in the expected timeframe, or may prevent the transaction from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and diverts management’s attention and resources, which could adversely affect the operation of our business.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Restrictions on Dividends

The Merger Agreement restricts our ability to pay dividends on our capital stock, however, we are permitted to pay quarterly dividends on (i) our common stock with record dates consistent with historical record dates for fiscal year 2020 (or the next business day if not a business day) that do not exceed $0.50 per share per dividend and (ii) our Series A Preferred Stock of up to $0.4453125 per share per dividend and on our Series B Preferred stock of up to $1.625 per share per dividend, in each case, with record dates consistent with historical record dates for fiscal year 2020 (or the next business day if not a business day).
Unregistered Sales of Equity Securities
QTS did not sell any securities during the six months ended June 30, 2021 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).
Repurchases of Equity Securities
During the three months ended June 30, 2021, certain of our employees surrendered Class A common stock owned by them to satisfy their federal and state tax obligations in connection with the vesting of restricted common stock under the 2013 Equity Incentive Plan.
The following table summarizes all of these repurchases during the three months ended June 30, 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2021 through April 30, 2021	—	$—	N/A	N/A
May 1, 2021 through May 31, 2021	—	—	N/A	N/A
June 1, 2021 through June 30, 2021	13,577	77.30	N/A	N/A
Total	13,577	$77.30
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

2.1
Agreement and Plan of Merger, dated as of June 7, 2021, by and among QTS Realty Trust, Inc., Volt Upper Holdings LLC, Volt Lower Holdings LLC, Volt Acquisition LP, and QualityTech, LP., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021 (Commission File No. 001-36109).*

3.1
Articles of Amendment and Restatement of QTS Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2013 (Commission File No. 001-36109).

3.2	Second Amended and Restated Bylaws of QTS Realty Trust, Inc., as amended. +

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

10.1
QTS Realty Trust, Inc. Amended and Restated 2013 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 7, 2021 (Commission File No. 001-36109).†

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.). +

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.). +

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (QTS Realty Trust, Inc.). +

99.1
Support Agreement, dated as of June 7, 2021, by and between Volt Upper Holdings LLC, Chad L. Williams and his affiliates signatory thereto, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021 (Commission File No. 001-36109).*

99.2
Letter Agreement, dated as of June 7, 2021, by and among Chad L. Williams, his affiliates signatory thereto, Volt Upper Holdings LLC, Volt Lower Holdings LLC, and Volt Acquisition LP, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021 (Commission File No. 001-36109).*

101
The following materials from QTS Realty Trust, Inc.’s and QualityTech, LP’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of equity and partners’ capital, (iv) condensed consolidated statements of cash flow, and (v) the notes to the condensed consolidated financial statements.

104	Cover Page Interactive Data File (formatted in iXBRL (inline eXtensible Business Reporting Language) and contained in Exhibit 101).
_______________________
+ Filed herewith.
† Denotes a management contract or compensatory plan, contract or arrangement.
* Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and exhibits have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 5, 2021	/s/ Chad L. Williams
Chad L. Williams
Chairman and Chief Executive Officer

DATE: August 5, 2021	/s/ William H. Schafer
William H. Schafer
Executive Vice President – Finance and Accounting
(Principal Accounting Officer)

DATE: August 5, 2021	/s/ Jeffrey H. Berson
Jeffrey H. Berson
Chief Financial Officer
(Principal Financial Officer)